Form 10-Q
period 1996-03-31
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1996-05-15
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-26190

                       AMERICAN ONCOLOGY RESOURCES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       84-1213501
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                      16825 NORTHCHASE DRIVE, SUITE 1300
                                HOUSTON, TEXAS
                                     77060
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (713) 873-2674
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  [X]   NO [_]

   AS OF MAY 15, 1996, 14,170,141 SHARES OF THE REGISTRANT'S COMMON STOCK WERE ISSUED AND OUTSTANDING.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                   FORM 10-Q

                                 MARCH 31, 1996


                               TABLE OF CONTENTS


                                                                          PAGE NO.
                                                                          --------

PART I. FINANCIAL INFORMATION
       ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED BALANCE SHEET                       3
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS             4
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY   5
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS             6
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS       7
       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10

PART II. OTHER INFORMATION
       ITEM 6.    EXHIBITS AND REPORTS OF FORM 8-K                          14
       SIGNATURES                                                           15

PART I.  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       AMERICAN ONCOLOGY RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                           MARCH 31,   DECEMBER 31,
                                             1996          1995
                                          -----------  ------------
                 ASSETS                   (unaudited)
Current assets:
   Cash and equivalents..................   $    477       $ 14,816
   Short-term investments...............      21,080         44,967
   Accounts receivable..................      38,454         31,152
   Due from medical groups..............       1,134          1,271
   Prepaids and other current assets....       5,200          3,575
   Deferred income taxes................          21             11
                                            --------       --------
   Total current assets.................      66,366         95,792
Property and equipment, net.............      13,162         11,157
Management service agreements, net......     190,483        164,522
Other assets............................         883            888
                                            --------       --------
                                            $270,894       $272,359
                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable.............                   $ 12,608
   Current maturities of long-term
    indebtedness........................    $  3,770          3,157
   Accounts payable.....................       9,651         10,249
   Due to medical groups................       1,276          1,153
   Income taxes payable.................         430          4,253
   Other accrued liabilities............       4,852          4,648
                                            --------       --------
   Total current liabilities............      19,979         36,068
Deferred income taxes...................       1,310            921
Long-term indebtedness..................      47,653         44,190
                                            --------       --------
   Total liabilities....................      68,942         81,179
                                            --------       --------
Stockholders' equity:
   Common stock, $.01 par value,
    40,000,000 shares authorized,
    13,873,130 and 13,738,225 shares
    issued and outstanding..............         139            137
 Additional paid-in capital.............     135,554        133,380
 Common stock to be issued, 7,805,608
  and 7,630,986 shares..................      50,167         46,018
 Retained earnings......................      16,092         11,645
                                            --------       --------
 Total stockholders' equity.............     201,952        191,180
                                            --------       --------
                                            $270,894       $272,359
                                            ========       ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                          THREE MONTHS ENDED
                                              MARCH 31,
                                           1996       1995
                                         ---------  ---------
Revenue................................   $40,750    $14,600
                                          -------    -------

Operating expenses:
 Pharmaceuticals and supplies..........    14,958      5,072
 Practice compensation and benefits....     8,364      3,046
 Other practice costs..................     5,028      1,721
 General and administrative............     2,869      1,892
 Depreciation and amortization.........     1,902        741
                                          -------    -------
                                           33,121     12,472
                                          -------    -------
Income from operations.................     7,629      2,128
Other income (expense):
 Interest income.......................       549         73
 Interest expense......................    (1,006)      (617)
                                          -------    -------
Income before income taxes.............     7,172      1,584
Income taxes...........................     2,725        602
                                          -------    -------
Net income.............................   $ 4,447    $   982
                                          =======    =======
Net income per share...................     $0.19      $0.06
                                          =======    =======
Shares used in per share calculations..    23,669     15,890
                                          =======    =======




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             ADDITIONAL   COMMON
                                            COMMON STOCK      PAID-IN    STOCK TO   RETAINED
                                          SHARES  PAR VALUE   CAPITAL    BE ISSUED  EARNINGS   TOTAL
                                          ------  ---------  ----------  ---------  --------  --------
Balance at December 31,1995.............  13,738       $137    $133,380    $46,018   $11,645  $191,180
Medical practice transactions-value of
 174,622 shares to be issued............                                     4,149               4,149

Exercise of options to purchase
 Common Stock...........................     135          2         216                            218

Tax benefit from exercise of
 non-qualified stock options............                          1,958                          1,958
Net Income..............................                                               4,447     4,447
                                          ------       ----    --------    -------   -------  --------
Balance at March 31, 1996...............  13,873       $139    $135,554    $50,167   $16,092  $201,952
                                          ======       ====    ========    =======   =======  ========





         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                              THREE-MONTHS
                                            ENDED MARCH 31,
                                            1996       1995
                                          ---------  ---------
Cash flows from operating activities:
 Net income.............................  $  4,447   $    982
 Noncash adjustments:
  Depreciation and amortization.........     1,902        741
  Deferred income taxes.................       379        170
  Imputed interest on medical practice
   transactions.........................       113
 Cash provided (used), net of
   effects of medical practice
   transactions, by changes in:
   Accounts receivable..................    (4,487)    (2,429)
   Prepaids and other current assets....    (1,559)         2
   Other assets.........................       (39)      (468)
   Accounts payable.....................    (1,344)       776
   Due from/to medical groups...........       954        538
   Income taxes payable.................    (1,865)
   Other accrued liabilities............       (17)     1,023
                                          --------   --------
   Net cash provided (used) by operating
    activities..........................    (1,516)     1,335
                                          --------   --------
Cash flows from investing activities:
 Sales (purchases) of short-term
  investments...........................    23,887        380
 Acquisition of property and
  equipment.............................    (2,166)      (696)
 Net payments in medical practice
  transactions..........................   (19,351)   (28,502)
                                          --------   --------
   Net cash provided (used) by
    investing activities................     2,370    (28,818)
                                          --------   --------
Cash flows from financing activities:
 Proceeds from bank indebtedness........               29,850
 Repayment of bank indebtedness.........               (7,659)
 Repayment of other indebtedness........   (15,411)
 Debt financing costs...................                 (348)
 Collection of stockholder notes........                 (209)
 Net proceeds from issuance of Common
  Stock.................................       218      5,253
                                          --------   --------
   Net cash provided (used) by financing
    activities..........................   (15,193)    26,887
                                          --------   --------
Decrease in cash and equivalents........   (14,339)      (596)
Cash and equivalents:
 Beginning of period....................    14,816      3,349
                                          --------   --------
 End of period..........................  $    477   $  2,753
                                          ========   ========
Interest paid...........................  $  1,305   $      3
Taxes paid..............................     4,211
Noncash transactions:
 Tax benefit from exercise of
  non-qualified stock options...........     1,958
 Value of Common Stock issued and to
  be issued in medical
  practice transactions.................     4,149     13,825
 Debt issued in medical practice
  transactions..........................     6,815      8,225

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect only normal recurring adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10K filed with the Securities and Exchange Commission on March 25, 1996.

NOTE 2 - MEDICAL SERVICE REVENUE

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                            1996      1995
                                          --------  --------
Medical service revenue.................   $53,511   $18,890
Amounts retained by medical practices...    12,761     4,290
                                           -------   -------
Revenue.................................   $40,750   $14,600
                                           =======   =======
Management service agreements
    at end of period....................        25        11

NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

During the first quarter of 1996 and 1995, the Company, through wholly-owned subsidiaries, acquired certain non-medical assets of, and entered into long-term management service agreements with, three and four physician practices, respectively. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration paid for those transactions (in thousands):

                                       THREE MONTHS ENDED
                                           MARCH 31,
                                         1996      1995
                                       --------  --------
Cash payments and transaction costs..   $19,351   $28,404
Assumption of liabilities............       967     4,490
Issuance of notes....................     6,815     8,225
Issuance of Common Stock.............     4,149    13,825
                                        -------   -------
                                        $31,282   $54,944
                                        =======   =======

                       AMERICAN ONCOLOGY RESOURCES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

In connection with the medical practice transactions occurring in the first quarter of 1996, the Company is contingently obligated to pay up to an additional $2,000,000 in future years, depending on the achievement of certain financial and operational objectives by the affiliated physician groups. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated among the assets acquired and long-term management services agreements entered into and will not immediately be charged to expense.

The Company has committed to issue shares of Common Stock pursuant to completed acquisition transactions as follows: 56,214 in 1996, 1,285,037 in 1997, 1,454,619 in 1998, 2,483,987 in 1999, 2,324,648 in 2000, 138,248 in 2001, 46,032
in 2002 and 16,823 in 2003. Although such shares are not issued or outstanding for legal purposes, such shares are considered as outstanding for per share calculations.

The accompanying unaudited condensed consolidated financial statements include the results of operations derived from the management service agreements from their respective effective dates. The following unaudited pro forma information presents the results of operations assuming all 1996 and 1995 transactions were consummated on January 1, 1995. Such pro forma information is based on the historical financial information of the medical practices and does not include operational or other changes which might have been effected pursuant to the Company's management of the nonmedical aspects of such practices.

The pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands except share amounts):

                                THREE MONTHS ENDED
                                     MARCH 31,
                                -----------------
                                  1996      1995
                                --------  -------
 Revenue.................        $43,115  $36,709
 Net income..............          4,586    2,651
 Net income per share....           0.19     0.15

NOTE 4 - CAPITALIZATION

As part of entering into long-term management agreements with medical practices described in Note 3, the Company has nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Common Stock to be issued is shown as a separate component in stockholders' equity and the amounts, upon issuance of the shares, will be reclassified to par value and additional paid-in capital.

During the first quarter of 1996, options to purchase 40,000 shares of Common Stock at exercise prices of $41.35 to $45.67 per share were granted under the Company's various stock option plans, of which 15,000 were granted to executive officers and directors. During the first quarter of 1996, options to purchase 134,905 shares of Common Stock at $2.67 to $8.25 per share were exercised. At March 31, 1996, there were options to purchase 2,796,370 shares of Common Stock outstanding under the Company's various stock option plans at exercise prices of $2.67 to $45.67.

Effective May 9, 1996, the Company's shareholders approved an increase in the authorized number of shares of Common Stock to 60,000,000 shares.

                       AMERICAN ONCOLOGY RESOURCES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE 5 - INDEBTEDNESS

Indebtedness consists of the following (in thousands):

                                  MARCH 31, 1996   DECEMBER 31, 1995
                                  ---------------  ------------------
Promissory notes to physicians..         $48,741             $44,443
Other...........................           2,682               2,904
                                         -------             -------
                                          51,423              47,347
Less current maturities.........          (3,770)             (3,157)
                                         -------             -------
                                         $47,653             $44,190
                                         =======             =======

The Company has a loan agreement and revolving credit/term facility (Credit Facility) with First Union National Bank of North Carolina under which the Company can borrow up to $35,000,000 to finance medical group transactions. At March 31, 1996, the Company had no outstanding balance under the Credit Facility.

On May 1, 1995, the Company entered into a $5,000,000 Master Lease Agreement to provide equipment financing for use in operations. At March 31, 1996, the Company has no outstanding balance under the Agreement.

NOTE 7 - EARNINGS PER SHARE

The computation of earnings per share is based on the weighted-average number of Common Stock and Common Stock equivalent shares outstanding during the periods in accordance with the requirements of the Securities and Exchange Commission
(SEC). All options to purchase Common Stock, issued Common Stock and commitments to issue Common Stock at specified future dates which were issued or granted within one year prior to the initial SEC filing at prices less than the initial public offering price of $21.00 are assumed to have been outstanding Common Stock equivalents under the treasury stock method for each of the periods presented up to the effective date of the initial public offering. Fully diluted earnings per share has not been presented because it does not differ materially from the primary per share computations.

The table summarizes the determination of shares used in per share calculations (in thousands):

                                           THREE MONTHS
                                          ENDED MARCH 31,
                                           1996    1995
                                          ------  ------
Outstanding at end of period:
Common Stock............................  13,873     8,270
Common Stock to be issued...............   7,806     6,133
                                          ------    ------
                                          21,679    14,403
  Effect of weighting and assumed share
   equivalents for grants and issuances
   at less than the weighted average
   price................................   1,990      (752)
  Effect of weighting and assumed share
   equivalents for grants and issuances
   at less than the initial public
   offering price.......................             2,239
                                         -------    ------

            Shares used in per share      23,669    15,890
             calculations...............  ======    ======

NOTE 8 - SUBSEQUENT EVENTS

In April and May 1996, the Company completed the acquisition of the nonmedical assets and entered into long-term management agreements with two medical practices. Total consideration consisted of cash and transaction costs of $9,802,500, promissory notes aggregating $3,318,500, contingent promissory notes of $570,000, liabilities assumed of $511,000 and 81,347 shares of Common Stock to be delivered at specific future dates as follows: 12,237 in 1998, 10,151 in 1999, 16,268 in 2000 and 42,691 in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

American Oncology Resources, Inc. (the Company) enters into management agreements with, and purchases the nonmedical assets of, oncology medical practices. Under the terms of the management agreements, the Company provides comprehensive management services to its affiliated oncology practices, including operational and administrative services, and furnishes personnel, facilities, supplies and equipment. These practices provide a broad range of medical services to cancer patients, integrating the specialties of medical oncology, hematology and radiation oncology. The Company's revenue consists of management fees and includes the reimbursement of all medical practice operating costs.

In recent years, there has been a trend among oncologists to form larger group practices that provide a broad range of services to cancer patients in outpatient settings, rather than in hospitals or other inpatient settings. The Company believes that the coordinated delivery of comprehensive cancer care in an outpatient setting offers high quality care that is more cost-effective than traditional approaches and is increasingly preferred by patients, payors and physicians. The Company believes that many of these larger oncology practices recognize the need for outside managerial, financial and business expertise to more efficiently manage the increasingly complex, burdensome and time-consuming nonmedical aspects of their practices and that such practices will increasingly elect to enter into management relationships with entities such as the Company.

The Company's objective is to be the leading national physician practice management company providing comprehensive services to an integrated network of affiliated oncology practices. The Company intends to achieve this objective by
(i) focusing exclusively on oncology, (ii) affiliating with leading oncology practices throughout the United States, (iii) expanding each affiliated oncology group's presence in its market, (iv) assisting affiliated oncology practices in offering coordinated, comprehensive cancer care and (v) negotiating and expanding managed care relationships. Based on the Company's success in expanding its business to date, the Company believes that it has effective strategies for achieving its objective of becoming the leading national oncology practice management company.

RESULTS OF OPERATIONS

Since the Company's incorporation in October 1992 until March 31, 1996, the Company has grown rapidly from managing six affiliated physicians in one state to 174 affiliated physicians and 25 oncology practices in fourteen states. In the first quarter of 1995, seven of the Company's affiliated physician groups each contributed more than 10% of the Company's revenue. For the first quarter of 1996, only one of the Company's affiliated physician groups contributed more than 10% of the Company's revenue. For the first quarter of 1996, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 32% for Medicare and Medicaid, 47% for managed care and 21% for private insurance and other payors. For the first quarter of 1995, the payor mix was 29% for Medicare and Medicaid, 48% for managed care and 23% for private insurance and other payors. As a result of the Company's rapid growth, the Company's limited period of affiliation with the physician practices and the different payor and patient mixes of the practices, the Company does not believe that the period-to-period comparisons and percentage relationships within periods are meaningful.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                              THREE MONTHS
                                            ENDED  MARCH 31,
                                         1996             1995
                                       --------         --------
Revenue..............................     100.0%          100.0%
                                          -----           -----
Operating expenses:..................
 Pharmaceuticals and supplies........      36.7            34.7
 Practice compensation and benefits..      20.5            20.9
 Other practice costs................      12.3            11.8
 General and administrative..........       7.1            13.0
 Depreciation and amortization.......       4.7             5.1
Net interest.........................       1.1             3.7
                                          -----           -----
Income before income taxes...........      17.6            10.8
Income taxes.........................       6.7             4.1
                                          -----           -----
Net income...........................      10.9%            6.7%
                                          =====           =====

1996 COMPARED TO 1995

  The Company entered into management agreements with four oncology practices in the first quarter of 1995, eleven oncology practices in the remaining nine months of 1995 and three oncology practices in the first quarter of 1996, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations from the first quarter of 1995 to the first quarter of 1996 were caused primarily by affiliations with these oncology practices.

REVENUE

  Revenue for the first quarter of 1996 increased $26.1 million, or 179%, over the comparable prior year period. Of the first quarter 1996 increase in revenue, $22.5 million was attributable to the addition of fourteen affiliated oncology practices since March 31, 1995. The remaining increase in revenue of $3.6 million for the first quarter was attributable to increases in medical practice revenue of the physician practices affiliated with the Company prior to March 31, 1995. This growth in practice revenue resulted primarily from the recruitment of new physicians, the expansion of services and increases in patient volume.

PHARMACEUTICALS AND SUPPLIES

  Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician practices, for the first quarter 1996 increased $9.9 million, or 195%, over the comparable prior year period. Of the first quarter increase, $6.3 million was attributable to the addition of fourteen affiliated oncology practices since March 31, 1995. The remaining increase was principally the result of the expansion of services and increase in patient volume of practices affiliated with the Company prior to March 31, 1995. As a percentage of revenue, pharmaceuticals and supplies increased from 34.7% in the first quarter of 1995 to 36.7% in the first quarter of 1996. The increase was primarily the result of a shift in payor mix caused by a higher percentage of Medicare patients in the physician practices that have affiliated with the Company since the first quarter of 1995. This change in payor mix resulted in a lower average reimbursement for the affiliated physician practices.

PRACTICE COMPENSATION AND BENEFITS

  Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician practices' employees (excluding affiliated physicians) and the Company's employees located at the affiliated physician practice sites, for the first quarter of 1996 increased $5.3 million, or 175%, over the comparable prior year period. Of the first quarter 1996 increase, $3.5 million was attributable to the addition of fourteen affiliated oncology practices after March 31, 1995. As a percentage of revenue, practice compensation and benefits decreased slightly from 20.9% in the first quarter of 1995 to 20.5% in the first quarter of 1996.

OTHER PRACTICE COSTS

  Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, for the first quarter of 1996 increased $3.3 million, or 192%, over the comparable prior year period. Of the first quarter 1996 increase, $1.9 million was attributable to the addition of fourteen affiliated oncology practices after March 31, 1995. As a percentage of revenue, other practice costs increased slightly from 11.8% in the first quarter of 1995 to 12.3% in the first quarter of 1996.

GENERAL AND ADMINISTRATIVE

  General corporate expenses for the first quarter of 1996 increased $977,000, or 52%, over the comparable prior year period. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since March 31, 1995. As a percentage of revenue, general and administrative expenses decreased from 13.0% in the first quarter of 1995 to 7.0% in the first quarter of 1996, primarily as a result of economies of scale.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization expenses for the first quarter of 1996 increased $1.2 million, or 157%, over the comparable prior year period. Of the first quarter 1996 increase, $718,000 was attributable to the addition of fourteen affiliated oncology practices after March 31, 1995.

INTEREST

  Net interest expense for the first quarter of 1996 decreased $87,000, or 16%, over the comparable prior year period. The decrease was primarily attributable to interest earnings in the first quarter of 1996 on higher cash and short-term investment balances than during the first quarter of 1995 offset by interest expense on higher levels of debt incurred to finance transactions with oncology practices. As a percentage of revenue, net interest expense decreased from 3.7% in the first quarter of 1995 to 1.1% in the first quarter of 1996.

INCOME TAXES

  For the quarter ended March 31, 1995 and 1996, the Company recognized a tax provision of $602,000 and $2.7 million, respectively, resulting from an estimated annual effective rate of 38%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily to obtain management agreements with, and to purchase the nonmedical assets of, oncology medical practices. From its incorporation through March 31, 1996, the Company entered into management agreements with 25 oncology practices. To fund this rapid growth and development, the Company funded its capital needs prior to its initial public offering (IPO) through a recapitalization, private debt and equity financings and borrowings under the Credit Facility with First Union. In March 1995, the Company filed a registration statement with the Securities and Exchange Commission and subsequently sold 5,462,500 shares of its Common Stock in June 1995 in its IPO, realizing net proceeds of approximately $105.8 million after commissions and expenses. The Company used a portion of the proceeds of the IPO to retire debt and is using the remainder to satisfy its medical practice transaction and working capital needs. Pending such use, the remaining IPO proceeds are invested in highly liquid, short-term investments.

  Net cash used by operations for the first quarter of 1996 was $1.5 million. This amount reflects the payment of the entire anticipated 1995 income tax liability and the increase in accounts receivable due to growth in the oncology practices affiliated with the Company after March 31, 1995. Net cash used by financing activities was the result of payments on short-term notes payable that originated in the fourth quarter of 1995 from medical practice transactions. As of March 31, 1996, the Company had no outstanding balance in short-term notes payable.

  On January 31, 1996, the Company's $35 million revolving credit facility with First Union National Bank of North Carolina (Credit Facility) was amended to alter the fees and interest payable under the agreement and to amend certain of the financial and other covenants in the agreement to make them more favorable to the Company. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offer Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain ratios, restrictions on sales, leases or other dispositions of properties, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's Management Service Agreements and its equity ownership in its subsidiaries are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants. There were no borrowings in the first quarter and as of March 31, 1996, the entire $35 million was available under the Credit Facility.

  At March 31, 1996, the Company had working capital of $46.4 million and cash equivalents and short-term investments of $21.6 million. The Company also had $20 million of current liabilities, including approximately $3.8 million of long-term indebtedness maturing before March 31, 1997. The Company currently expects that its principal use of funds in the near future will be in connection with future transactions with affiliated physician groups and the purchase of furniture and equipment. The Company expects that the existing cash and investment balances, cash generated from operations, amounts available under the Credit Facility and a $5 million leasing facility will be adequate to satisfy the Company's cash requirements for the next 12 months.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


  Exhibit
  Number  Description
  ------- -----------

  3.1     Certificate of Incorporation of the Company, as amended

  3.2     Bylaws of the Company, as amended

  11      Statement re: Computation of Per Share Earnings

  27      Financial Data Schedule


(b)  Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on January 5, 1996 reporting under item 2 that dated December 21, 1995 but effective December 1, 1995, it had acquired, through a wholly-owned subsidiary, the nonmedical assets of, and entered into a long-term management agreement with, Triad Hematology-Oncology Associates, P.L.L.C.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1996                   AMERICAN ONCOLOGY RESOURCES, INC.



                           By:     /s/   R. DALE ROSS
                                ---------------------
                                R. Dale Ross, Chairman of the Board
                                and Chief Executive Officer




                           By:     /s/   L. FRED POUNDS
                                -----------------------
                                L. Fred Pounds, Vice President of Finance
                                and Chief Financial Officer

                       AMERICAN ONCOLOGY RESOURCES, INC.
                                 EXHIBIT INDEX


Exhibit Number  Description of Exhibits
- - --------------  -----------------------

3.1           Certificate of Incorporation of the Company, as amended

3.2  (A)      Bylaws of the Company, as amended

11            Statement re: Computation of Per Share Earnings

27            Financial Data Schedule

- - -----------------
(A) - Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.