Form 10-Q
period 1996-06-30
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1996-08-14
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

  (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                                    OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-26190

                       AMERICAN ONCOLOGY RESOURCES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     84-1213501
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


                      16825 NORTHCHASE DRIVE, SUITE 1300
                                HOUSTON, TEXAS
                                     77060
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (713) 873-2674
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X    NO
                                                -----      -----

   AS OF AUGUST 14, 1996, 28,342,082 SHARES OF THE REGISTRANT'S COMMON STOCK WERE ISSUED AND OUTSTANDING.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1996


                               TABLE OF CONTENTS


                                                                                                       PAGE NO.
                                                                                                       --------

PART I.           FINANCIAL INFORMATION

                  ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             CONDENSED CONSOLIDATED BALANCE SHEET                                          3
                             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS                                4
                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                      5
                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                                6
                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                          7
                  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                11

PART II.          OTHER INFORMATION
                  ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                            15
                  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                             16

                  SIGNATURES                                                                              17


PART I.  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       AMERICAN ONCOLOGY RESOURCES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                           JUNE 30,    DECEMBER 31,
                                             1996          1995
                                          -----------  ------------
                 ASSETS                   (unaudited)
Current assets:
     Cash and equivalents                   $  3,849       $ 14,816
     Short-term investments                   13,633         44,967
     Accounts receivable                      44,698         31,152
     Due from affiliated medical groups          766          1,271
     Prepaids and other current assets         4,799          3,575
     Income taxes receivable and
      deferred tax asset                       3,989             11
                                            --------       --------
     Total current assets                     71,734         95,792
Property and equipment, net                   13,571         11,157
Management service agreements, net           205,945        164,522
Other assets                                   2,185            888
                                            --------       --------
                                            $293,435       $272,359
                                            ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term notes payable                              $ 12,608
     Current maturities of long-term
      indebtedness                          $  3,874          3,157
     Accounts payable                         14,116         10,249
     Due to affiliated medical groups          1,065          1,153
     Income taxes payable                                     4,253
     Other accrued liabilities                 6,058          4,648
                                            --------       --------
     Total current liabilities                25,113         36,068
Deferred income taxes                          2,004            921
Long-term indebtedness                        51,744         44,190
                                            --------       --------
     Total liabilities                        78,861         81,179
                                            --------       --------
Stockholders' equity:
     Preferred Stock, $.01 par value,
      1,000,000 shares authorized,
      none issued and outstanding.......
    Common Stock, $.01 par value,
     60,000,000 and 40,000,000 shares
     authorized, 28,342,082 and
     27,476,450 shares issued and
     outstanding........................         283            275


 Additional paid-in capital.............     141,492        133,242
 Common Stock to be issued, 15,804,775
  and 15,261,972 shares.................      52,647         46,018
 Retained earnings......................      20,152         11,645
                                            --------       --------
   Total stockholders' equity...........     214,574        191,180
                                            --------       --------
                                            $293,435       $272,359
                                            ========       ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                              THREE MONTHS           SIX MONTHS
                                             ENDED JUNE 30,        ENDED JUNE 30,
                                            1996       1995       1996       1995
                                          ---------  ---------  ---------  ---------
Revenue                                    $47,374    $24,644    $88,124    $39,244
                                           -------    -------    -------    -------

Operating expenses:
 Pharmaceuticals and supplies               18,806      9,164     33,997     14,236
 Practice compensation and benefits          9,700      4,437     18,064      7,483
 Other practice costs                        5,668      2,806     10,463      4,527
 General and administrative                  3,711      2,261      6,580      4,153
 Depreciation and amortization               2,192      1,142      4,094      1,883
                                           -------    -------    -------    -------
                                            40,077     19,810     73,198     32,282
                                           -------    -------    -------    -------
Income from operations                       7,297      4,834     14,926      6,962
Other income (expense):
 Interest income                               202        171        751        244
 Interest expense                             (950)    (1,556)    (1,956)    (2,173)
                                           -------    -------    -------    -------
Income before income taxes                   6,549      3,449     13,721      5,033
Income taxes                                 2,489      1,381      5,214      1,983
                                           -------    -------    -------    -------
Net income                                 $ 4,060    $ 2,068    $ 8,507    $ 3,050
                                           =======    =======    =======    =======
Net income per share                         $0.09      $0.06      $0.18      $0.09
                                           =======    =======    =======    =======
Shares used in per share calculations       47,555     36,226     47,447     34,002
                                           =======    =======    =======    =======




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             ADDITIONAL   COMMON
                                            COMMON STOCK      PAID-IN    STOCK TO   RETAINED
                                          SHARES  PAR VALUE   CAPITAL    BE ISSUED  EARNINGS   TOTAL
                                          ------  ---------  ----------  ---------  --------  --------
Balance at December 31,1995               27,476    $275       $133,242   $46,018   $11,645  $191,180

Medical practice transactions-value of
542,803 shares to be issued                                                 6,629               6,629

Compensation value of non-employee
 options to purchase Common Stock                                   633                           633

Exercise of options to purchase
 Common Stock                                866          8       1,047                         1,055

Tax benefit from exercise of
 non-qualified stock options                                      6,570                         6,570

Net Income                                                                             8,507    8,507
                                          ______     ______    ________    ________ ________  ________

Balance at June 30, 1996                  28,342       $283    $141,492    $52,647   $20,152 $214,574
                                          ======       ====    ========    =======   ======= ========









         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               SIX-MONTHS
                                             ENDED JUNE 30,
                                            1996       1995
                                          ---------  ---------
Cash flows from operating activities:
 Net income                               $  8,507   $  3,050
 Noncash adjustments:
  Depreciation and amortization              4,094      1,883
  Deferred income taxes                      1,073        414
  Imputed interest on medical practice
  transactions                                113
 Cash provided, net of effects of medical
 practice transactions, by changes in:
  Accounts receivable                       (9,094)    (6,637)
  Prepaids and other current assets         (1,151)      (472)
  Income taxes receivable                      644
  Other assets                                (769)    (1,362)
  Accounts payable                           2,485      1,720
  Due to/from affiliated medical
   practices                                   724      1,398
  Income taxes payable                      (2,298)
  Other accrued liabilities                  1,082      2,957
                                          --------   --------
  Net cash provided by operating
   activities                                5,410      2,951
                                           --------   --------
Cash flows from investing activities:
 Net sales of short-term investments        31,334        858
 Acquisition of property and equipment      (3,255)    (1,528)

 Net payments in medical practice
  transactions                             (29,976)   (35,809)
                                          --------   --------
Net cash used by investing activities       (1,897)   (36,479)
                                          --------   --------
Cash flows from financing activities:
 Proceeds from bank indebtedness                       35,000
 Repayment of bank indebtedness                       (35,000)
 Repayment of other indebtedness           (15,535)    (8,506)
 Debt financing costs                                    (411)
 Collection of stockholder notes                          100
 Net proceeds from issuance of common
  stock                                      1,055    111,029
                                          --------   --------
  Net cash (used) provided by financing
   activities                              (14,480)   102,212
                                          --------   --------
Increase (decrease) in cash and
 equivalents                               (10,967)    68,684
Cash and equivalents:
 Beginning of period                        14,816      3,349
                                          --------   --------
 End of period                            $  3,849   $ 72,033
                                          ========   ========
Interest paid                             $  1,398   $  1,200
Taxes paid                                $  5,791   $      5
Noncash transactions:
    Tax benefit from exercise
    of non-qualified stock options        $  6,570
    Value of Common Stock to be issued
    in medical practice transactions      $  6,629   $ 21,896

    Debt issued in medical practice
     transactions                         $ 11,078   $ 10,135

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect only normal recurring adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. To conform to the presentation for the three months ended June 30, 1996, certain expenses were reclassified in the condensed consolidated statement of operations for the six months ended June 30, 1996. This reclassification had no effect on net income for any period. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10K filed with the Securities and Exchange Commission on March 25, 1996.

NOTE 2 - MEDICAL SERVICE REVENUE

Medical service revenue for services to patients by the medical groups affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Medical service revenue of the affiliated medical groups is reduced by the contractual amounts retained by the medical groups to arrive at the Company's revenue.

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                           THREE MONTHS       SIX MONTHS
                                          ENDED JUNE 30,    ENDED JUNE 30,
                                          1996     1995      1996     1995
                                         -------  -------  --------  -------
Medical service revenue................  $62,391  $32,594  $115,902  $51,484
Amounts retained by medical practices..   15,017    7,950    27,778   12,240
                                         -------  -------  --------  -------
Revenue................................  $47,374  $24,644  $ 88,124  $39,244
                                         =======  =======  ========  =======
Management service agreements
    at end of period...................       28       12        28       12

Item 2.                AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

During the first six months of 1995 and 1996, the Company, through wholly-owned subsidiaries, acquired certain non-medical assets of, and entered into long-term management service agreements with, five and six medical oncology practices, respectively. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):

                                     THREE MONTHS       SIX MONTHS
                                    ENDED JUNE 30,    ENDED JUNE 30,
                                    1996     1995     1996     1995
                                   -------  -------  -------  -------
Cash and transaction costs.......  $10,625  $ 7,405  $29,976  $35,809
Liabilities assumed..............      832      818    1,799    5,308
Issuance of short-term and
 subordinated notes..............    4,263    1,910   11,078   10,135
Issuance of Common Stock
 to be issued....................    2,480    8,072    6,629   21,896
                                   -------  -------  -------  -------
                                   $18,200  $18,205  $49,482  $73,148
                                   =======  =======  =======  =======

In conjunction with the medical practice transactions occurring in the first six months of 1996, the Company is contingently obligated to pay up to an additional $2,570,000 in future years, depending on the achievement of certain financial objectives. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated to the long-term management services agreements entered into and will not immediately be charged to expense.

The Company has committed to issue shares of Common Stock pursuant to completed acquisition transactions as follows: 112,428 in 1996; 2,570,074 in 1997; 2,933,712 in 1998; 4,994,450 in 1999; 4,688,004 in 2000 and 506,107 in 2001
through 2003. Although such shares are not issued or outstanding for legal purposes, such shares are considered as outstanding for per share calculations.

The accompanying unaudited condensed consolidated financial statements include the results of operations derived from the management service agreements from their respective effective dates. The following unaudited pro forma information presents the results of operations assuming all 1995 and 1996 transactions were consummated on January 1, 1995. Such pro forma information is based on the historical financial information of the medical practices and does not include operational or other changes which might have been effected pursuant to the Company's management of the nonmedical aspects of such practices.

The pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands except share amounts):

                           SIX MONTHS ENDED JUNE 30,
                              1996          1995
                           -----------  ------------
 Revenue.................      $93,825       $77,863
 Net income..............        8,305         4,630
 Net income per share....         0.18          0.10


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

During the first six months of 1996, options to purchase 338,400 shares of Common Stock at $20.68 to $24.18 per share were granted under the Company's various stock option plans, of which 150,000 were granted to

Item 2.                AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

executive officers and directors. During the first six months of 1996, options to purchase 865,632 shares of Common Stock at $1.34 to $6.13 per share were exercised, of which 848,132 were exercised by executive officers and directors. At June 30, 1996, there were options to purchase 5,160,918 shares of Common Stock outstanding under the Company's various stock option plans at exercise prices of $1.34 to $24.18 per share.

Effective May 9, 1996, the Company's stockholders approved an increase in the number of shares of Common Stock authorized to be issued to 60,000,000 shares.

On May 16, 1996, the Board of Directors of the Company declared a two-for-one stock split of the Company's Common Stock which was paid on June 10, 1996 to stockholders of record on May 31, 1996. All references herein to the number of shares and per share amounts have been adjusted to reflect the effect of the split.

On August 13, 1996, the Board of Directors of the Company authorized the repurchase of 3,000,000 shares of Common Stock from time to time in public or private transactions.

NOTE 5 - INDEBTEDNESS

Indebtedness consists of the following (in thousands):

                                  JUNE 30, 1996   DECEMBER 31, 1995
                                  --------------  ------------------
Promissory notes to physicians..        $53,004             $44,443
Other...........................          2,614               2,904
                                        -------             -------
                                         55,618              47,347
Less current maturities.........         (3,874)             (3,157)
                                        -------             -------
                                        $51,744             $44,190
                                        =======             =======

The Company has a loan agreement and revolving credit/term facility (Credit Facility) with First Union National Bank of North Carolina (First Union) under which the Company can borrow up to $35,000,000 to finance medical group transactions. At June 30, 1996, the Company had no outstanding balance under the Credit Facility. Effective August 9, 1996, the Company obtained a commitment from First Union to increase the Company's Credit Facility from $35 million to $150 million.

The Company has a $5,000,000 Master Lease Agreement to provide equipment financing for use in operations. At June 30, 1996, the Company has no outstanding balance under the Agreement.

NOTE 6 - EARNINGS PER SHARE

The computation of earnings per share is based on the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the periods in accordance with the requirements of the Securities and Exchange Commission
(SEC). All options to purchase Common Stock, shares issued and commitments to issue Common Stock at specified future dates, which were issued or granted within one year prior to the initial SEC filing at prices less than the initial public offering price, are assumed to have been outstanding Common Stock equivalents under the treasury stock method for each of the periods presented up to the effective date of the initial public offering. Fully diluted earnings per share has not been presented because it does not differ materially from the primary per share computations.

ITEM 2.                 AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The table summarizes the determination of shares used in per share calculations (in thousands):

                                           THREE MONTHS      SIX MONTHS
                                          ENDED JUNE 30,   ENDED JUNE 30,
                                           1996    1995     1996    1995
                                          ------  -------  ------  -------
Outstanding at end of period:
Common Stock............................  28,342  27,464   28,342  27,464
Common Stock to be issued...............  15,805  13,888   15,805  13,888
                                          ------  ------   ------  ------
                                          44,147  41,352   44,147  41,352
 Effect of weighting and assumed share
  equivalents for grants and issuances
  at less than the weighted average
  price.................................   3,408  (6,348)   3,330  (8,384)


 Effect of weighting and assumed share
  equivalents for grants and issuances
  at less than the initial public
  offering price........................       -   1,222        -   1,034
                                           ------ -------  ------- ------
 Shares used in per share calculations..  47,555  36,226   47,447  34,002
                                          ======  ======   ======  ======


ITEM 2.                AMERICAN ONCOLOGY RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

American Oncology Resources, Inc. (the "Company") enters into management agreements with, and purchases the nonmedical assets of, oncology medical practices. Under the terms of the management agreements, the Company provides comprehensive management services to its affiliated oncology practices, including operational and administrative services, and furnishes personnel, facilities, supplies and equipment. These practices provide a broad range of medical services to cancer patients, integrating the specialties of medical oncology, hematology and radiation oncology. The Company's revenue consists of management fees and includes the reimbursement of all medical practice operating costs.

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

RESULTS OF OPERATIONS

Since the Company's incorporation in October 1992, it has grown rapidly from managing six affiliated physicians in one state to 195 affiliated physicians and 28 oncology practices in fifteen states as of June 30, 1996. For the first six months of 1995, four of the Company's affiliated physician groups each contributed more than 10% of the Company's revenue. For the first six months of 1996, only one of the Company's affiliated physician groups contributed more than 10% of the Company's revenue which was 12% of total revenue. For the first six months of 1995, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 27% for Medicare and Medicaid, 50% for managed care and 23% for private insurance and other payors. For the first six months of 1996, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 45% for managed care and 22% for private insurance and other payors. As a result of the Company's rapid growth, the Company's limited period of affiliation with the physician practices and the different payor and patient mixes of the practices, the Company does not believe that the period-to-period comparisons and percentage relationships within periods are fully meaningful at this time.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            1996           1995           1996           1995
                                       --------------  -------------  -------------  ------------
Revenue..............................          100.0%         100.0%         100.0%        100.0%
                                               -----          -----          -----         -----
Operating expenses:..................
 Pharmaceuticals and supplies........           39.7           37.2           38.6          36.3
 Practice compensation and benefits..           20.5           18.0           20.5          19.1
 Other practice costs................           12.0           11.4           11.9          11.5
 General and administrative..........            7.8            9.2            7.5          10.6
 Depreciation and amortization.......            4.6            4.6            4.6           4.8
 Net interest........................            1.6            5.6            1.3           4.9
                                               -----          -----          -----         -----
Income (loss) before income taxes....           13.8           14.0           15.6          12.8
Income taxes.........................            5.2            5.6            5.9           5.0
                                               -----          -----          -----         -----
Net income (loss)....................            8.6%           8.4%           9.7%          7.8%
                                               =====          =====          =====         =====

COMPARISON OF THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 AND THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995

  The Company entered into management agreements with five oncology practices in the first six months of 1995 and six oncology practices in the first six months of 1996, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations from the second quarter and first six months of 1995 to the second quarter and first six months of 1996 were caused primarily by affiliations with these oncology practices.

  Revenue. Revenue for the second quarter ended June 30, 1996 increased $22.7 million or 92% over the comparable prior year period. Revenue for the six months ended June 30, 1996 increased $48.9 million or 125% over the comparable prior year period. Of these increases for the second quarter and six months ended June 30, 1996, $18.8 million and $32.4 million, respectively, was attributable to the addition of sixteen affiliated oncology practices after June 30, 1995. The remaining increase in revenue of $3.9 million for the second quarter and $16.5 million for the first six months period was attributable to increases in medical practice revenue of the physician practices affiliated with the Company prior to June 30, 1995. Same practice revenue for physician practices affiliated with the Company prior to June 30, 1995 increased 16% and 19% for the second quarter and six months ended June 30, 1996, respectively, over the like prior year period of operations. This growth in practice revenue resulted from the expansion of services, increases in patient volume and, to a lesser extent, price adjustments for certain physician services.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician practices, for the second quarter ended June 30, 1996 increased $9.6 million or 105% over the comparable prior year period. Pharmaceuticals and supplies for the six months ended June 30, 1996 increased $19.8 million or 139% over the comparable prior year period. Of these increases for the second quarter and six months ended June 30, 1996, $7.4 million and $12.5 million, respectively, was attributable to the addition of sixteen affiliated oncology practices after June 30, 1995. The remaining increase is principally the result of the expansion of services and increase in patient volume of practices affiliated with the Company prior to June 30, 1995. As a percentage of revenue, pharmaceuticals and supplies increased from 36.3% in the first six months of 1995 to 38.6% in the first six months of 1996. Decreases in the cost of pharmaceuticals and supplies as a percentage of drug revenue due to volume purchasing efficiencies and improved vendor contracts were offset by lower reimbursement rates caused by a shift in payor mix, higher discounts to payors and practice integration issues including delays in implementation of financial policies and procedures as well as discipline in payor contract administration due to the Company's rapid growth. Management expects third-party payors to continue to negotiate medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates.

  Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician practices' employees (excluding affiliated oncologists) and the Company's employees located at the affiliated physician practice sites, for the second quarter ended June 30, 1996 increased $5.2 million or 119% over the comparable prior year period. Practice compensation and benefits for the six months ended June 30, 1996 increased $10.6 million or 141% over the comparable prior year period. Of these increases for the second quarter and six months ended June 30, 1996, $4.2 million and $7.1 million, respectively, was attributable to the addition of sixteen affiliated oncology practices after June 30, 1995. As a percentage of revenue, practice compensation and benefits increased from 19.1% in the first six months of 1995 to 20.5% in the first six months of 1996. Decreases in practice compensation and benefit costs relative to patient volumes from economies of scale were offset by lower reimbursement rates caused by a shift in payor mix, higher discounts to payors and practice integration issues due to the Company's rapid growth.

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, for the second quarter ended June 30, 1996 increased $2.9 million or 102% over the comparable prior year period. Other practice costs for the six months ended June 30, 1996 increased $5.9 million or 131% over the comparable prior year period. Of these increases for the second quarter and six months ended June 30, 1996, $2.3 million and $3.8 million, respectively, was attributable to the addition of sixteen affiliated oncology practices after June 30, 1995. As a percentage of revenue, other practice costs increased from 11.5% in the first six months of 1995 to 11.9% in the first six months of 1996.

  General and Administrative. General corporate expenses for the second quarter ended June 30, 1996 increased $1.4 million or 64% over the comparable prior year period. General corporate expenses for the six months ended June 30, 1996 increased $$2.4 million or 58% over the comparable prior year period. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since June 30, 1995. As a percentage of revenue, general and administrative expenses decreased from 10.6% in the first six months of 1995 to 7.5% in the first six months of 1996, primarily as a result of economies of scale.

  Depreciation and Amortization. Depreciation and amortization expenses for the second quarter ended June 30, 1996 increased $1.0 million or 92% over the comparable prior year period. Depreciation and amortization for the six months ended June 30, 1996 increased $2.2 million or 117% over the comparable prior year period. The second quarter and six months ended June 30, 1996 increase was primarily the result of the Company's entering into management agreements with, and acquiring the nonmedical assets of, sixteen affiliated oncology practices after June 30, 1995.

  Interest. Net interest expense for the second quarter ended June 30, 1996 decreased $637,000 or 46% over the comparable prior year period. Net interest expense for the six months ended June 30, 1996 increased $724,000 or 37.5% over the comparable prior year period. The decrease was primarily attributable to interest earnings in the first six months of 1996 on higher cash and short-term investment balances than during the first six months of 1995 and the absence of draws on the Credit Facility in 1996. As a percentage of revenue, net interest expense decreased from 4.9% in the first six months of 1995 to 1.3% in the first six months of 1996. At June 30, 1996 the Company had no outstanding balance under the Credit Facility.

  Income Taxes. For the six months ended June 30, 1995 and 1996, the Company recognized a tax provision of $2.0 million and $5.2 million, respectively, at estimated annual effective rates of 39.4% and 38%, respectively. The Company's composition of revenue by state has significantly changed as the Company has affiliated with sixteen oncology practices in seven new states since June 30, 1995. The effective annual tax rates represent management's best estimate of the tax provision based on the existing state revenue mix.

LIQUIDITY AND CAPITAL RESOURCES


  The Company requires capital primarily to obtain management agreements with, and to purchase the nonmedical assets of, oncology medical practices. From its incorporation through June 30, 1996, the Company has entered into management agreements with 28 oncology practices. To fund this rapid growth and development, the Company has satisfied its transaction and working capital needs through a recapitalization, private debt and equity financings and borrowings under the Credit Facility with First Union National Bank of North Carolina. To fund its operations, the Company relies primarily on management fees received from its affiliated physician practices. Cash derived from operations was $5.4 million for the first six months of 1996, an increase of $2.4 million over the comparable period of 1995. The increase is due primarily to the operations of the sixteen oncology practices affiliated with the Company since June 30, 1995.

  On January 31, 1996, the Company's $35 million revolving credit facility with First Union National Bank of North Carolina (Credit Facility) was amended to reduce the fees and interest payable under the agreement and to amend certain of the financial and other covenants in the agreement to make them more favorable to the Company. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offer Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain ratios, restrictions on sales, leases or other dispositions of properties, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's Management Service Agreements and its equity ownership in its subsidiaries are pledged as security under the Credit Facility. There were no borrowings in the first six months of 1996 and as of June 30, 1996, the entire $35 million was available under the Credit Facility. Effective August 9, 1996, the Company obtained a commitment from First Union to increase the Company's Credit Facility to $150,000,000.


  At June 30, 1996, the Company had working capital of $46.6 million and cash equivalents and short-term investments of $17.5 million. The Company also had $25.1 million of current liabilities, including approximately $3.9 million of long-term indebtedness maturing before June 30, 1997. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups and the purchase of furniture and equipment. The Company expects that the existing cash and investment balances, cash generated from operations, amounts available under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next 12 months.

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

 (a) May 9, 1996 annual meeting of stockholders.

 (b) The following individuals, constituting the entire Board of Directors, were elected as directors at the meeting:

     Russell L. Carson, Lloyd K. Everson, M.D., Kyle M. Fink, M.D, Richard B. Mayor, Magaral S. Murali, M.D., Robert A. Ortenzio, Andrew M. Paul, Leonard M. Riggs, Jr., M.D., Edward E. Rogoff, M.D., R. Dale Ross

 (c)


 Election of Directors

                                                 Votes    Withheld
                                                  For     Authority
                                               ---------  ---------
 Nominee:
 --------
 Russell L.Carson                              9,499,860     29,450
 Lloyd K. Everson, M.D.                        9,499,860     29,450
 Kyle M. Fink, M.D.                            9,499,860     29,450
 Richard B. Mayor                              9,499,860     29,450
 Magaral S. Murali, M.D.                       9,499,860     29,450
 Robert A. Ortenzio                            9,499,860     29,450
 Andrew M. Paul                                9,499,860     29,450
 Leonard R. Riggs, Jr., M.D.                   9,499,860     29,450
 Edward E. Rogoff, M.D.                        9,499,860     29,450
 R. Dale Ross                                  9,499,860     29,450


Other Matters
- -------------


         Description of                                                                      Votes        Votes
            Matter                                                                            For         Against     Abstentions
- -----------------------------                                                              ---------     ---------    -----------

Approval of amendment to the Company's Certificate of Incorporation increasing the amount of Common Stock Authorized to be issued by the Company from
40,000,000 shares to 60,000,000 shares                                                     9,502,715        25,695         900


Approval of amendment to the Company's 1993 Non-Employee Director Stock Option
Plan                                                                                       8,467,165     1,059,095       3,050


Ratification of appointment of Price Waterhouse LLP as the Company's independent
accountants                                                                                9,526,080         2,830         400

No broker non-votes were recorded.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


                       AMERICAN ONCOLOGY RESOURCES, INC.

(a)  Exhibits

     Exhibit
     Number    Description
     ------    -----------

      3.1      Articles of Incorporation, as amended

      3.2      By-Laws, as amended

      10.1 Amendment to the American Oncology Resources, Inc. 1993 Non-Employee Director Stock Option Plan

      11       Statement Re-Computation of Per Share Earnings

      27       Financial Data Schedule


(b)   Reports on Form 8-K

      The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 1996                  AMERICAN ONCOLOGY RESOURCES, INC.



                                   By: /s/  R. DALE ROSS
                                      -------------------------
                                      R. Dale Ross, Chairman of the Board
                                      and Chief Executive Officer




                                   By: /s/  L. FRED POUNDS
                                      -----------------------
                                      L. Fred Pounds, Vice President of Finance
                                      and Chief Financial Officer

                       AMERICAN ONCOLOGY RESOURCES, INC.
                                 EXHIBIT INDEX





Exhibit Number               Description of Exhibits

    3.1                      Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

    3.2                      By-Laws, as amended (filed as an exhibit to the Company's Annual Report on Form
                             10-K for the year ended December 31, 1995 and incorporated herein by reference


   10.1                      Amendment to the American Oncology Resources, Inc. 1993 Non-Employee
                             Director Stock Option Plan

   11                        Statement Re-Computation of Per Share Earnings

   27                        Financial Data Schedule