Form 10-Q
period 1996-09-30
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1996-11-14
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(MARK ONE)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


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

   AS OF NOVEMBER 13, 1996, 27,488,682 SHARES OF THE REGISTRANT'S COMMON STOCK WERE ISSUED AND OUTSTANDING.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                   FORM 10-Q

                              SEPTEMBER 30, 1996


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

PART II.   OTHER INFORMATION
           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 16

           SIGNATURES                                                               17


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                       AMERICAN ONCOLOGY RESOURCES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                              1996          1995
                                                         --------------  -----------
                      ASSETS                             (UNAUDITED)
Current assets:
  Cash and equivalents                                      $  3,988      $ 14,816
  Short-term investments                                       4,083        44,967
  Accounts receivable                                         50,144        31,152
  Due from affiliated medical groups                             750         1,271
  Prepaids and other current assets                            7,963         3,575
  Income taxes receivable and deferred tax asset               2,437            11
                                                            --------      --------
          Total current assets                                69,365        95,792
Property and equipment, net                                   15,860        11,157
Management service agreements, net                           228,998       164,522
Other assets                                                   1,909           888
                                                            --------      --------
                                                            $316,132      $272,359
                                                            ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes payable                                  $  2,796      $ 12,608
  Current maturities of long-term indebtedness                 4,429         3,157
  Accounts payable                                            15,701        10,249
  Due to affiliated medical groups                             2,385         1,153
  Income taxes payable                                                       4,253
  Other accrued liabilities                                    7,116         4,648
                                                            --------      --------
          Total current liabilities                           32,427        36,068
Deferred income taxes                                          2,695           921
Long-term indebtedness                                        56,400        44,190
                                                            --------      --------
          Total liabilities                                   91,522        81,179
                                                            --------      --------
Stockholders' equity:
  Preferred Stock, $.01 par value, 1,000,000 shares
          authorized, none issued and outstanding
  Common Stock, $.01 par value, 60,000,000 and
          40,000,000 shares authorized, 28,360,082
          and 27,476,450 shares issued and
          outstanding                                            284           275
  Additional paid-in capital                                 141,276       133,242
  Common Stock to be issued, 16,998,666 and
          15,261,972 shares                                   58,595        46,018
  Retained earnings                                           24,455        11,645
                                                            --------      --------
              Total stockholders' equity                     224,610       191,180
                                                            --------      --------
                                                            $316,132      $272,359
                                                            ========      ========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                               THREE MONTHS            NINE MONTHS
                                            ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                              1996       1995        1996       1995
                                           ----------  ---------  ----------  ---------
Revenue                                      $53,701    $25,497    $141,825    $64,741
                                             -------    -------    --------    -------

Operating expenses:
     Pharmaceuticals and supplies             22,674      8,953      56,671     23,189
     Practice compensation and benefits       10,936      5,014      29,000     12,497
     Other practice costs                      6,114      3,050      16,577      7,577
     General and administrative                3,775      2,809      10,355      6,962
     Depreciation and amortization             2,420      1,356       6,514      3,239
                                             -------    -------    --------    -------
                                              45,919     21,182     119,117     53,464
                                             -------    -------    --------    -------
Income from operations                         7,782      4,315      22,708     11,277
Other income (expense):
     Interest income                             222        971         973      1,215
     Interest expense                         (1,064)      (513)     (3,020)    (2,686)
     Other income (net)                                   1,502                  1,502
                                             -------    -------    --------    -------
Income before income taxes                     6,940      6,275      20,661     11,308
Income taxes                                   2,637      1,621       7,851      3,604
                                             -------    -------    --------    -------
Net income                                   $ 4,303    $ 4,654    $ 12,810    $ 7,704
                                             =======    =======    ========    =======
Net income per share                           $0.09      $0.10       $0.27      $0.20
                                             =======    =======    ========    =======
Shares used in per share
calculations                                  47,448     45,630      47,447     37,878
                                             =======    =======    ========    =======





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                         ADDITIONAL   COMMON
                                        COMMON STOCK      PAID-IN    STOCK TO   RETAINED
                                      SHARES  PAR VALUE   CAPITAL    BE ISSUED  EARNINGS   TOTAL
                                      ------  ---------  ----------  ---------  --------  --------
Balance at December 31,1995           27,476       $275    $133,242    $46,018   $11,645  $191,180

Medical practice transactions-
value of 1,736,694 shares to be
issued                                                                  12,577              12,577

Compensation value of non-employee
options to purchase Common Stock                                368                            368

Exercise of options to purchase
Common Stock                             884          9       1,089                          1,098

Tax benefit from exercise of
 non-qualified stock options                                  6,577                          6,577

Net Income                                                                        12,810    12,810
                                      ------     ------    -------     -------  --------  --------
Balance at September 30, 1996         28,360       $284    $141,276    $58,595   $24,455  $224,610
                                      ======       ====  ==========  =========  ========  ========








        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE-MONTHS
                                                              ENDED SEPTEMBER 30,
                                                                1996        1995
                                                            ------------  ---------
Cash flows from operating activities:
  Net income                                                   $ 12,810   $  7,704
  Noncash adjustments:
     Depreciation and amortization                                6,514      3,239
     Deferred income taxes                                        1,764        294
     Imputed interest on medical practice transactions              113
  Cash provided (used), net of effects of medical
     practice transactions, by changes in:
     Accounts receivable                                        (14,431)    (6,879)
     Prepaids and other current assets                           (3,976)    (1,377)
     Income taxes receivable                                      2,203
     Other assets                                                  (501)    (1,362)
     Accounts payable                                             4,047      1,225
     Due to/from affiliated medical practices                     1,914      1,233
     Income taxes payable                                        (2,298)
     Other accrued liabilities                                    1,878      5,222
                                                               --------   --------
     Net cash provided by operating activities                   10,037      9,299
                                                               --------   --------
Cash flows from investing activities:
  Net sales (purchases) of short-term investments                40,884    (44,000)
  Acquisition of property and equipment                          (5,766)    (2,349)
  Net payments in medical practice transactions                 (39,574)   (43,350)
                                                               --------   --------
     Net cash used by investing activities                       (4,456)   (89,699)
                                                               --------   --------
Cash flows from financing activities:
  Proceeds from bank indebtedness                                           35,000
  Repayment of bank indebtedness                                           (35,000)
  Repayment of other indebtedness                               (17,226)    (8,672)
  Debt financing costs                                             (281)      (411)
  Collection of stockholder notes                                              100
  Net proceeds from issuance of Common Stock                      1,098    111,001
                                                               --------   --------
    Net cash (used) provided by financing activities            (16,409)   102,018
                                                               --------   --------
Increase (decrease) in cash and equivalents                     (10,828)    21,618
Cash and equivalents:
  Beginning of period                                            14,816      3,349
                                                               --------   --------
  End of period                                                $  3,988   $ 24,967
                                                               ========   ========
Interest paid                                                  $  2,497   $  1,878
Taxes paid                                                        6,210         79
Noncash transactions:
  Tax benefit from exercise of non-qualified stock
  options                                                         6,577
  Value of Common Stock to be issued in medical practice
  transactions                                                   12,577     25,016
  Debt issued in medical practice transactions                   19,885     14,001

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, which are normal and recurring in nature, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. To conform to the presentation for the three months ended September 30, 1996, certain expenses were reclassified in the condensed consolidated statement of operations for the nine months ended September 30, 1996. This reclassification had no effect on net income for any period. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10K filed with the Securities and Exchange Commission on March 25, 1996.

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

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                           THREE MONTHS                    NINE MONTHS
                                       ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                         1996       1995                 1996     1995
                                         ----       ----                 ----      ---
   Medical service revenue             $70,417     $33,146             $186,319  $84,630
   Amounts retained by medical
       practices                        16,716       7,649               44,494   19,889
                                       -------     -------             --------  -------
   Revenue                             $53,701     $25,497             $141,825  $64,741
                                       =======     =======             ========  =======
    Management service agreements
       at end of period                  31           14                   31       14

                       AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

During the first nine months of 1995 and 1996, the Company, through wholly-owned subsidiaries, acquired certain non-medical assets of, and entered into long-term management service agreements with, seven and nine medical oncology practices, respectively. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):

                                    THREE MONTHS          NINE MONTHS
                                 ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                   1996       1995      1996       1995
                                 ---------  --------  ---------  --------
   Cash and transaction costs      $ 9,598   $ 7,541    $39,574   $43,350
   Liabilities assumed                 857     1,030      2,656     6,338
   Issuance of short-term and
       subordinated notes            8,807     3,866     19,885    14,001
   Common Stock to be issued         5,949     3,120     12,577    25,016
                                   -------   -------    -------   -------
                                   $25,211   $15,557    $74,692   $88,705
                                   =======   =======    =======   =======

In conjunction with the medical practice transactions occurring in the first nine months of 1996, the Company is contingently obligated to pay up to an additional $2,570,000 in future years, depending on the achievement of certain financial objectives. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated to the long-term management services agreements entered into and will not immediately be charged to expense.

The Company has committed to issue shares of Common Stock pursuant to completed acquisition transactions as follows: 112,428 in 1996; 2,570,074 in 1997; 2,962,436 in 1998; 5,134,762 in 1999; 4,842,680 in 2000 and 1,376,286 in 2001
through 2003. Although such shares are not yet issued or outstanding, such shares are considered as outstanding for per share calculations.

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

The pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands except share amounts):

                         NINE MONTHS ENDED SEPTEMBER 30,
                              1996            1995
                         --------------  ---------------
Revenue                        $159,964         $131,276
Net income                       14,373           10,163
Net income per share               0.29             0.25


NOTE 4 - OTHER INCOME

In September 1995 the Company recorded a benefit of $2,090,600 in connection with life insurance proceeds resulting from the untimely death of a physician
shareholder in an affiliated medical practice.  In addition,   other  income
reflects a charge of $589,000 consisting of abandoned leasehold improvements and noncancelable rents as a result of the consolidation and relocation of administrative facilities.

                       AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 5- CAPITALIZATION

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

During the first nine months of 1996, options to purchase 341,800 shares of Common Stock at $7.21 to $24.18 per share were granted under the Company's various stock option plans, of which 150,000 were granted to executive officers and directors. During the first nine months of 1996, options to purchase 883,632 shares of Common Stock at $1.34 to $6.13 per share were exercised, of which 848,132 were exercised by executive officers and directors. During the first nine months of 1996, options to purchase 117,200 shares of Common Stock were canceled. At September 30, 1996, there were options to purchase 5,126,518 shares of Common Stock outstanding under the Company's various stock option plans at exercise prices of $1.34 to $24.18 per share.

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

On August 13, 1996, the Board of Directors of the Company authorized the repurchase of 3,000,000 shares of Common Stock from time to time in public or private transactions. Through November 13, 1996, 879,400 shares have been repurchased by the Company. Such shares will be held as treasury stock.

NOTE 6- INDEBTEDNESS



Indebtedness consists of the following (in thousands):

                                  SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                  ------------------   -----------------
Promissory notes to physicians           $58,189             $44,443
Other                                      2,640               2,904
                                         -------             -------
                                          60,829              47,347
Less current maturities                   (4,429)             (3,157)
                                         -------             -------
                                         $56,400             $44,190
                                         =======             =======

The Company has a loan agreement and revolving credit facility (Credit Facility) with First Union National Bank of North Carolina (First Union) individually and as Agent for the Lenders, which was amended as of October 30, 1996, to increase the amount available for borrowing thereunder to $150 million. Proceeds of loans may be used to finance medical group transactions, for working capital and for general corporate purposes. At September 30, 1996, the Company had no outstanding balance under the Credit Facility.

The Company has a $5,000,000 Master Lease Agreement to provide equipment financing for use in operations. At September 30, 1996, the Company had no outstanding balance under the Master Lease Agreement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 7- EARNINGS PER SHARE

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

The table summarizes the determination of shares used in per share calculations (in thousands):

                                                        THREE MONTHS             NINE MONTHS
                                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                       1996       1995          1996       1995
                                                     ---------  --------     ---------    -------
Outstanding at end of period:
Common Stock                                            28,360    27,476       28,360      27,476
Common Stock to be issued                               16,999    14,252       16,999      14,252
                                                        ------    ------       ------      ------
                                                        45,359    41,728       45,359      41,728
 Effect of weighting and assumed share
 equivalents for grants and issuances at
 less than the weighted average price                    2,089     3,902        2,088      (3,850)
                                                        ------    ------       ------      ------

Shares used in per share calculations                   47,448    45,630       47,447      37,878
                                                        ======    ======       ======      ======


NOTE 8 - SUBSEQUENT MEDICAL PRACTICE TRANSACTIONS


In October and November 1996, the Company completed the acquisition of the nonmedical assets and entered into long-term management agreements with four additional medical practices. Total consideration consisted of cash of $6.2 million, short-term notes of $1.5 million, promissory notes aggregating $4.2 million, and 576,556 shares of Common Stock to be delivered at specific future dates as follows: 109,557 in 1999, 109,557 in 2000, 357,442 in 2001 through
2003.

ITEM 2.                AMERICAN ONCOLOGY RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION

American Oncology Resources, Inc. (the "Company") enters into management agreements with, and purchases the nonmedical assets of, oncology medical practices. Under the terms of the management agreements, the Company provides comprehensive management services to its affiliated oncology practices, including operational and administrative services, and furnishes personnel, facilities, supplies and equipment. These practices provide a broad range of medical services to cancer patients, integrating the specialties of medical oncology, hematology and radiation oncology. The Company's revenue consists of management fees and includes all medical practice operating costs for which the Company is contractually responsible.

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

FORWARD LOOKING STATEMENTS

The statements contained in this report, in addition to historical information, are forward looking statements based on the Company's current expectations, and actual results may vary materially. The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to enter into affiliations with new physician practices and to successfully integrate such practices, the results of operations of groups currently affiliated with the Company, competition, reductions in third party reimbursement for services rendered by physician groups affiliated with the Company, health care regulation and other risks generally affecting the health care industry. These forward looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS OF OPERATIONS

Since the Company's incorporation in October 1992, it has grown rapidly from managing six affiliated physicians in one state to 215 affiliated physicians and 31 oncology practices in fifteen states as of September 30, 1996. For the first nine months of 1995, four of the Company's affiliated physician groups each contributed more than 10% of the Company's revenue. For the first nine months of 1996, only one of the Company's affiliated physician groups contributed more than 10% of the Company's revenue which was 11% of total revenue. For the first nine months of 1995, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 27% for Medicare and Medicaid, 51% for managed care and 22% for private insurance and other payors. For the first nine months of 1996, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 34% for Medicare and Medicaid, 45% for managed care and 21% for private insurance and other payors. As a result of the Company's rapid growth, the

ITEM 2.                 AMERICAN ONCOLOGY RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Company's limited period of affiliation with the physician practices and the different payor and patient mixes of the practices, the Company does not believe that the period-to-period comparisons and percentage relationships within periods are fully meaningful at this time.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.


                                      THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                          1996             1995           1996            1995
                                          -----           -----           -----          -----
Revenue                                   100.0%          100.0%          100.0%         100.0%
                                          -----           -----           -----          -----
Operating expenses:
    Pharmaceuticals and supplies           42.2            35.1            40.0           35.8
    Practice compensation and
       benefits                            20.4            19.7            20.4           19.3
    Other practice costs                   11.4            12.0            11.7           11.7
    General and administrative              7.0            11.0             7.3           10.7
    Depreciation and amortization           4.5             5.3             4.6            5.0
Net interest income (expense)              (1.6)            1.8            (1.4)          (2.3)
Other income                                                5.9                            2.3
                                          -----           -----           -----          -----
Income (loss) before income taxes          12.9            24.6            14.6           17.5
Income taxes                                4.9             6.4             5.5            5.6
                                          -----           -----           -----          -----
Net income (loss)                           8.0%           18.2%            9.0%          11.9%
                                          =====           =====           =====          =====

COMPARISON OF THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995

  The Company entered into management agreements with seven oncology practices in the first nine months of 1995 and nine oncology practices in the first nine months of 1996, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations from the third quarter and first nine months of 1995 to the third quarter and first nine months of 1996 were caused primarily by affiliations with these oncology practices.

  Revenue. Revenue for the third quarter ended September 30, 1996 increased $28.2 million or 111% over the comparable prior year period. Revenue for the nine months ended September 30, 1996 increased $77.1 million or 119% over the comparable prior year period. Of these increases for the third quarter and nine months ended September 30, 1996, $20.1 million and $46.1 million, respectively, was attributable to the addition of seventeen affiliated oncology practices after September 30, 1995. The remaining increase in revenue of $8.1 million for the third quarter and $31.0 million for the first nine months period was attributable to increases in medical practice revenue of the physician practices affiliated with the Company prior to September 30, 1995. Same practice revenue for physician practices affiliated with the Company prior to September 30, 1995 increased 25% and 21% for the third quarter and nine months ended September 30, 1996, respectively, over the like prior year periods of operations. This growth in practice revenue resulted from the recruitment of new physicians, expansion of services, increases in patient volume and, to a lesser extent, price adjustments for certain physician services.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician practices, for the third quarter ended September 30, 1996 increased $13.7 million or 153% over the comparable prior year period. Pharmaceuticals and supplies for the nine months ended September 30, 1996 increased $33.5 million or 144% over the comparable prior year period. Of these increases for the third quarter and nine months ended September 30, 1996, $8.6 million and $18.6 million, respectively, was attributable to the addition of seventeen affiliated oncology practices after September 30, 1995. The remaining increase is principally the result of the expansion of services and increase in patient volume of

ITEM 2.                AMERICAN ONCOLOGY RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


practices affiliated with the Company prior to September 30, 1995. As a percentage of revenue, pharmaceuticals and supplies increased from 35.8% in the first nine months of 1995 to 40.0% in the first nine months of 1996. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue which has direct associated pharmaceutical costs. In addition, the increase was due to lower reimbursement rates caused by a shift in payor mix, higher discounts to payors and practice integration factors including delays in implementation of financial policies and procedures as well as discipline in payor contract administration due to the Company's rapid growth. Management expects that third-party payors will continue to negotiate medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may continue to reduce the Company's margins with respect to such items.

  Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the employees of the affiliated physician practices (excluding affiliated oncologists) and the employees of the Company who are located at the affiliated physician practice sites, for the third quarter ended September 30, 1996 increased $5.9 million or 118% over the comparable prior year period. Practice compensation and benefits for the nine months ended September 30, 1996 increased $16.5 million or 132% over the comparable prior year period. Of these increases for the third quarter and nine months ended September 30, 1996, $4.1 million and $9.6 million, respectively, was attributable to the addition of seventeen affiliated oncology practices after September 30, 1995. As a percentage of revenue, practice compensation and benefits increased from 19.3% in the first nine months of 1995 to 20.4% in the first nine months of 1996. Decreases in practice compensation and benefit costs relative to patient volumes from economies of scale were offset by lower reimbursement rates caused by a shift in payor mix, higher discounts to payors and practice integration factors resulting from the Company's rapid growth.

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, for the third quarter ended September 30, 1996 increased $3.1 million or 100% over the comparable prior year period. Other practice costs for the nine months ended September 30, 1996 increased $9.0 million or 119% over the comparable prior year period. Of these increases for the third quarter and nine months ended September 30, 1996, $2.1 million and $5.1 million, respectively, was attributable to the addition of seventeen affiliated oncology practices after September 30, 1995. As a percentage of revenue, other practice costs remained unchanged at 11.7% in the first nine months of 1995 as compared to the same period in 1996.

  General and Administrative. General corporate expenses for the third quarter ended September 30, 1996 increased $1.0 million or 34% over the comparable prior year period. General corporate expenses for the nine months ended September 30, 1996 increased $3.4 million or 49% over the comparable prior year period. These increases were primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since September 30, 1995. As a percentage of revenue, general and administrative expenses decreased from 10.7% in the first nine months of 1995 to 7.3% in the first nine months of 1996, primarily as a result of economies of scale.

  Depreciation and Amortization. Depreciation and amortization expenses for the third quarter ended September 30, 1996 increased $1.1 million or 78% over the comparable prior year period. Depreciation and amortization for the nine months ended September 30, 1996 increased $3.3 million or 101% over the comparable prior year period. The third quarter and nine months ended September 30, 1996 increases were primarily the result of amortization of intangible assets associated with the Company's entering into management agreements with, and acquiring the nonmedical assets of, seventeen affiliated oncology practices after September 30, 1995.

  Interest. Net interest changed from income of $458,000 for the third quarter ended September 30, 1995 to expense of $842,000 in the same period of 1996. The decrease resulted from the Company's expenditure after September 30, 1995 of remaining proceeds of its June 1995 initial public offering of common stock and the corresponding decrease in interest revenue therefrom. Net interest expense for the nine months ended

ITEM 2.                 AMERICAN ONCOLOGY RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


September 30, 1996 increased $576,000 or 39% over the comparable prior year period. The increase was primarily attributable to interest expense on debt issued for seventeen additional medical practice transactions since September 30, 1995. In the future, management expects that net interest expense as a percentage of revenue will increase slightly due to anticipated debt related to medical practice transactions and the development of integrated cancer centers.

  Income Taxes. For the nine months ended September 30, 1995 and 1996, the Company recognized a tax provision of $3.6 million and $7.9 million, respectively, at estimated annual effective rates of 31.9% and 38.0%, respectively. The Company's composition of revenue by state has significantly changed as the Company has affiliated with seventeen oncology practices in four new states since September 30, 1995. The effective annual tax rates represent management's best estimate of the tax provision based on the existing state revenue mix.

ITEM 2.                AMERICAN ONCOLOGY RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES


  The Company requires capital primarily to obtain management agreements with, and to purchase the nonmedical assets of, oncology medical practices. From its incorporation through September 30, 1996, the Company has entered into management agreements with 31 oncology practices. To fund this rapid growth and development, the Company has satisfied its transaction and working capital needs through a recapitalization, private debt and equity financings, borrowings under the Credit Facility with First Union National Bank of North Carolina, and an initial public offering in June 1995. To fund its operations, the Company relies primarily on management fees received from its affiliated physician practices. Cash derived from operations was $9.7 million for the first nine months of 1996, an increase of $400,000 over the comparable period of 1995. The increase is due primarily to the operations of the seventeen oncology practices affiliated with the Company since September 30, 1995.

  On January 31, 1996, the Company entered into the First Amended and Restated Loan Agreement with First Union National Bank of North Carolina (First Union), as agent for the Lenders, which provided for a revolving credit facility of up to $35,000,000 (the Credit Facility). The Credit Facility was subsequently amended on September 24, 1996 to alter certain of the fees and interest payable under the Credit Facility in connection with a further amendment thereto which became effective October 30, 1996. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offer Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's Management Service Agreements, its equity ownership in its subsidiaries and all other securities owned by the Company (other than treasury shares of the Company) are pledged as security under the Credit Facility. There were no borrowings under the Credit Facility in the first nine months of 1996, and, as of September 30, 1996, the entire $35 million was available under the Credit Facility. Effective October 30, 1996, the Credit Facility was amended to increase the amount available under the Credit Facility to $150 million. At that time, First Union also syndicated the Credit Facility to several additional lenders.


  At September 30, 1996, the Company had working capital of $36.9 million and cash equivalents and short-term investments of $8.1 million. The Company also had $32.4 million of current liabilities, including approximately $2.8 million of short-term notes payable and $4.4 million of long-term indebtedness maturing before September 30, 1997. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups, the repurchase of shares of Common Stock, the purchase of medical equipment and the acquisition of real estate for the development of integrated cancer centers. The Company expects that the existing cash and investment balances, cash generated from operations, amounts available under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next 12 months.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                       AMERICAN ONCOLOGY RESOURCES, INC.

(a)  Exhibits

  Exhibit
  Number    Description
  ------    -----------

    3.1      Articles of Incorporation, as amended

    3.2      By-Laws, as amended

   10.1 First Amendment to Amended and Restated Loan Agreement by and among American Oncology Resources, Inc., the lenders (as defined therein) and First Union National Bank of North Carolina, individually and as Agent for the Lenders, dated as of September 24, 1996

   10.2 Second Amended and Restated Loan Agreement by and among First Union National Bank of North Carolina, as Agent, various Lenders and American Oncology Resources, Inc., as Borrower, dated as of October 30, 1996

   11        Statement Re - Computation of Per Share Earnings

   27        Financial Data Schedule


(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 1996        AMERICAN ONCOLOGY RESOURCES, INC.



                           By:  /s/ R. DALE ROSS
                                -----------------------------------
                                R. Dale Ross, Chairman of the Board
                                and Chief Executive Officer




                           By:  /s/ L. FRED POUNDS
                                ---------------------------------------------
                                L. Fred Pounds, Vice President of Finance and Chief Financial Officer

                       AMERICAN ONCOLOGY RESOURCES, INC.
                                 EXHIBIT INDEX




Exhibit Number  Description of Exhibits
--------------  -----------------------

   3.1          Articles of Incorporation, as amended (filed as Exhibit 3.1 to
                the Company's Quarterly   Report on Form 10-Q for the quarter
                ended June 30, 1996 and incorporated herein by   reference)

   3.2          By-Laws, as amended (filed as an exhibit to the Company's Annual
                Report on Form   10-K for the year ended December 31, 1995 and
                incorporated herein by reference)

  10.1 First Amendment to Amended and Restated Loan Agreement by and among American Oncology Resources, Inc., the lenders (as defined therein) and First Union National Bank of North Carolina, individually and as Agent for the Lenders, dated as of September 24, 1996

  10.2 Second Amended and Restated Loan Agreement by and among First Union National Bank of North Carolina, as Agent, various Lenders and American Oncology Resources, Inc., as Borrower, dated as of October 30, 1996

  11            Statement Re - Computation of Per Share Earnings

  27            Financial Data Schedule