Form 10-K
period 1996-12-31
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1997-03-25
CIK 943061

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

     For the fiscal year ended December 31, 1996

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                        Commission file number 0-26190

                       AMERICAN ONCOLOGY RESOURCES, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                      84-1213501
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


16825 Northchase Drive, Suite 1300, Houston, Texas              77060
    (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  (713) 873-2674

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.01 par value)
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 1997 was $186,289,460.

     There were 26,643,582 shares of the Registrant's Common Stock outstanding on March 14, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement issued in connection with the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                    PART I


ITEM 1.   BUSINESS

     American Oncology Resources, Inc. (together with its subsidiaries, "AOR" or the "Company") is a national physician practice management company focusing exclusively on oncology. The Company provides comprehensive management services under long-term agreements to 245 physicians practicing in 35 practices in 15 states. Affiliated physicians provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecological oncology, hematology, radiation oncology and stem cell transplantation. The Company believes that the coordinated delivery of comprehensive cancer care in an outpatient setting offers high quality care that is more cost-effective than traditional approaches and is increasingly preferred by patients, payors and physicians. The Company's affiliation strategy is designed to enhance the affiliated physician groups' competitiveness while preserving their autonomy regarding medical practice decisions.

     The Company was incorporated in October 1992 under the laws of the state of Delaware. In October 1992, Hematology Oncology Associates ("HOA") formed the Company in a reorganization and recapitalization of the HOA physicians' medical practices. The Company's principal executive offices are located at 16825 Northchase Drive, Suite 1300, Houston, Texas, and its telephone number is (281) 873-2674.

Cancer and Its Treatment

     Cancer is a group of more than 100 complex diseases characterized by the uncontrolled growth and spread of abnormal cells. Cancer treatment is provided primarily by physicians utilizing chemotherapy, radiation therapy, surgery and immunotherapy. Due to cancer's complexity and the variety of cancer treatment therapies, physicians who treat cancer typically have had extensive, highly-specialized training. Chemotherapy and immunotherapy are typically provided under the care of a medical oncologist or hematologist, typically an internist with additional subspecialty training in oncology. Radiation therapy is typically provided under the care of a radiation oncologist, a physician with additional subspecialty training in radiation oncology. The Company estimates that at least 6,000 community-based physicians in the United States specialize in oncology.

     Because the treatment of cancer requires a multidisciplinary approach, numerous health care professionals with different medical and surgical specialties are involved in treating cancer patients. In addition, cancer patients typically receive treatment in a variety of settings, including hospitals, outpatient facilities and physicians' offices. The Company believes that this system can result in uncoordinated treatment and is inherently inefficient. In the Company's view, oncology group practices that provide comprehensive, coordinated oncology services in outpatient facilities offer high-quality, low-cost and convenient medical care to cancer patients.

     Traditionally, most oncologists in the United States have practiced individually or in small groups of two to five physicians, offering their services to cancer patients in hospitals and, to a lesser extent, in outpatient facilities. In recent years, however, there has been a trend among oncologists to form larger group practices that provide a broader range of services to cancer patients in outpatient settings, rather than in hospitals or other inpatient settings. The Company believes this trend is attributable to several factors, including (i) initiatives by governmental and private payors to contain health care expenditures, (ii) the competitiveness and rising costs of medical practice generally, (iii) advances in cancer therapies that permit treatment in outpatient settings and (iv) patients' desire to receive treatment outside the hospital. The Company believes that many of these large oncology practices recognize the need for outside managerial, financial and business expertise to more efficiently manage the increasingly complex, burdensome and time-consuming nonmedical aspects of their practice. Such management relationships free oncologists to practice medicine without sacrificing autonomy and control over the medical aspects of their practices. The Company believes that these physicians will seek long-term relationships with a management entity that endeavors to (i) promote and facilitate the consolidation of physicians and resources into regional group practices providing comprehensive, outpatient oncology services, (ii) assist in strategic and financial planning, (iii) develop and expand managed care relationships, (iv) provide strategic information systems and administrative policies and procedures, (v) assist in managing the practices' expenditures, (vi) provide a source of capital to support practice expansion and (vii) assist in physician recruitment and other significant strategic decisions.

Growth Strategy

     The Company's objective is to be the leading national physician practice management company providing comprehensive services to an integrated network of affiliated oncology physician groups. The Company intends to achieve this objective by (i) focusing exclusively on oncology, (ii) affiliating with leading oncology groups throughout the United States, (iii) expanding each affiliated physician group's presence in its market by affiliating with additional, smaller physician groups in that market and recruiting new physicians, (iv) assisting affiliated physician groups in offering coordinated, comprehensive cancer care by adding new services (for example, gynecological oncology and stem cell transplantation) and (v) negotiating and expanding managed care relationships on behalf of the affiliated physician groups and improving reimbursement from payors. Based on the Company's success in expanding its business to date, the Company believes that it has effective strategies for achieving its objective of becoming the leading national oncology practice management company.

Management Services

     The Company provides management services that extend to all business aspects of an oncology group's operations. After establishing an oncology group affiliation, the Company begins implementing the following policies, procedures and systems necessary to provide the management services contemplated by its management agreement with the group:

     .STRATEGIC SERVICES. At each affiliated practice, a policy board composed of equal representation from the Company and affiliated physicians is created to develop and adopt a strategic plan designed to improve the performance of the practice by (i) outlining physician recruiting goals, (ii) identifying services and equipment to be added, desirable payor relationships and other oncology groups that are possible affiliation candidates and (iii) facilitating communication with other affiliated physician groups in the AOR network.

     .FINANCIAL SERVICES. The Company provides comprehensive financial analysis to each affiliated physician group in connection with managed care contracting and billing, collection, reimbursement, tax and accounting services and also implements its cash management system. In addition, the Company and the affiliated physician group jointly develop a comprehensive budget that involves the adoption of financial controls and cost containment measures.

     .MANAGEMENT INFORMATION SYSTEMS. The Company implements its management information system to facilitate and organize the exchange of clinical and operational information among the Company's affiliated physicians. The Company believes that an integrated information system will enable the Company and its affiliated physicians to identify effective protocols and manage the costs of cancer care in future years. The Company intends to significantly expand its clinical information system in early 1998, with the goal of better understanding and analyzing the means of providing high-quality, cost effective cancer care.

     .ADMINISTRATIVE SERVICES. The Company manages the facilities used by the affiliated physicians and, in consultation with the physicians, determines the number and location of practice sites. The Company is implementing its integrated management information system to support practice management, billing functions and patient record keeping. The Company also provides comprehensive purchasing services for drugs, supplies, equipment, insurance and other costs. In addition, the Company provides the regulatory expertise to assist the group in complying with increasingly complex laws and regulations applicable to oncology practices.

     .PERSONNEL MANAGEMENT. The Company employs and manages all nonmedical personnel of the physician group, including the executive director, controller and other administrative personnel. The Company evaluates these employees, makes staffing decisions, provides and manages employee benefits and implements personnel policies and procedures. The Company also provides similar administrative services to the physician group's employees.

     .CLINICAL RESEARCH SERVICES. Through its clinical research network, the Company facilitates clinical research conducted by its affiliated physician groups and markets the groups' ability to perform and manage clinical trials to pharmaceutical and biotechnology companies. Clinical research conducted by the oncology groups focuses on (i) improving cancer survival rates, (ii) enhancing the cancer patient's quality of life, (iii) reducing the costs of cancer care and (iv) developing new approaches to cancer diagnosis, treatment and post-treatment monitoring. The Company believes that a well-managed clinical research program enhances its affiliated oncologists' reputations and the Company's ability to recruit new physicians.

     .CLINICAL INITIATIVES AND STANDARDS. The Company organizes clinical conferences for its affiliated physicians to discuss and identify clinical care, research and educational strategies for the Company's network of affiliated physicians. The Company also assists its affiliated physicians in developing clinical practice guidelines for the different types of cancer and in operating in accordance with standards of care required for accreditation by the Joint Committee on Accreditation of Health Care Organizations and other managed care accreditation bodies. The Company is also implementing a clinical information system with the goal of facilitating the exchange of information among affiliated physicians, permitting them to share clinical data and treatment patterns and allowing ready access to current patient care as well as studies regarding cancer therapies and research developments.

Operations of Oncology Groups

     Since the Company's incorporation in October 1992, the Company has grown rapidly from managing a single practice in one state to managing 35 practices in 15 states as of December 31, 1996.

                                                        December 31,
                                                ----------------------------
                                                1996  1995  1994  1993  1992
                                                ----  ----  ----  ----  ----
Affiliated physicians....................        227   148    42     9     6
States...................................         15    14     6     1     1

     The Company estimates that most of the affiliated physician groups are among the largest group practices providing medical oncology services in their markets. The physician members of these groups have staff privileges at most private hospitals in their markets and have long-standing relationships with governmental and private payors.

     The oncologists are employed by the affiliated physician group, not the Company, and maintain control over all aspects of the provision of medical care to their patients. The Company does not provide medical care to patients or employ any of the non-physician personnel of its affiliated physician groups who provide medical care. However, under the terms of the management agreements with the affiliated physician groups, the Company is responsible for the compensation and benefits of the groups' non-physician medical personnel, and the financial statements of the Company reflect the costs of such compensation and benefits.

     The affiliated physician groups offer a wide array of services to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, stem cell transplantation, clinical laboratory and pharmacy services and patient education. The groups employ a range of personnel to provide these services, including medical assistants, nurses (including oncology certified nurses), radiation therapy technicians, physicists and laboratory and pharmacy technicians. The practice sites are generally located in close proximity to other health care providers and typically are equipped to provide the outpatient services necessary to treat and care for cancer patients and their families.

Affiliation Structure

     The Company's structure enables its affiliated physicians to retain their autonomy through ownership and participation in their local professional corporation or other entity, thereby maintaining local authority and control over medical practice decisions. The Company believes that this local governance structure is critical to its success.

     Identifying appropriate physician groups and proposing, negotiating and implementing economically attractive affiliations with them is a lengthy, complex and costly process, typically requiring three to six months. In connection with affiliating with an oncology group, the Company enters into a management agreement with the group and purchases the group's nonmedical assets. In consideration of these arrangements, the Company typically pays cash and promissory notes and agrees to deliver shares of its Common Stock at specified future dates. In addition, each affiliated physician and the physician group enter into an employment agreement containing customary non-competition and liquidating damages terms. The Company believes that the delivery of shares on a delayed basis, the Company's affiliation structure and the compensation formulas defined in the management agreements all serve to align the long-term interests of the affiliated physicians with those of the Company.

     All of the management agreements with the affiliated physician groups have contractual terms of 40 years. These agreements cannot be terminated by the physician groups without cause. As consideration for the Company's management services, each management agreement provides for payment to the Company of a management fee, which typically includes all practice costs (other than amounts retained by physicians), a fixed fee, an amount equal to a percentage of the affiliated physician group's net revenue (in most states) and, if certain financial criteria are satisfied, a performance fee. In the event the physician group breaches the agreement, the physician group must purchase the related assets owned by the Company, including the unamortized portion of the management agreement asset, at book value.

Competition

     The business of providing health care services generally, and of managing and providing oncology services specifically, is intensely competitive. The Company is aware of several competitors specializing in the management of oncology practices; in addition, several health care companies with established operating histories and significantly greater resources than the Company are also providing at least some management services to oncologists. Furthermore, the Company believes that others in the health care industry may adopt strategies similar to those of the Company. The Company's revenues depend on the continued success of its affiliated physician groups. These physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations.

Regulation

     General. The health care industry is highly regulated and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

     There are currently several federal and state initiatives designed to amend regulations relating to the provision of health care services, the access to health care, the costs of health care and the manner in which health care providers are reimbursed for their services. However, it is not possible to predict whether any such initiatives will be enacted as legislation or, if enacted, what their form, effective dates or impact on the Company will be.

     Every state imposes licensing requirements on individual physicians and on facilities and services operated or provided by physicians. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. The execution of a management agreement with a physician group currently does not require any health care regulatory approval on the part of the Company or the physician group. However, in connection with the expansion of existing operations and the entry into new markets, the Company and its affiliated physician groups may become subject to additional regulation.

     Fee-Splitting; Corporate Practice of Medicine. The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to relatively limited judicial and regulatory interpretation. The Company believes its current and planned activities do not constitute fee-splitting or the practice of medicine as contemplated by these statutes and interpretations. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modifications of the Company's existing relationships with the affiliated physician groups. In addition, statutes in some states in which the Company does not currently operate could require the Company to modify its affiliation structure.

     Medicare Fraud and Abuse Provisions. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease or order of any item or service that is covered by Medicare or a state health program. Pursuant to this law, the federal government has pursued a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of these provisions to many business practices in the health care industry, including the Company's management agreements with physician groups, has not been subject to judicial and regulatory interpretation.

     The Medicare and Medicaid anti-kickback amendments (the "Anti-Kickback Amendments") provide criminal penalties for individuals or entities participating in the Medicare or Medicaid programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act also establishes the intermediate sanction of excluding violators from participation in the Medicare or Medicaid programs.

     A violation of the Anti-Kickback Amendments requires several elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals; (iii) the ability of the parties to make or influence referrals of patients; (iv) the provision of services that are reimbursable under Medicare or state health programs; and (v) patient coverage under the Medicare program or a state health program. Management believes that the Company is receiving compensation under the management agreements for management services. The Company also believes that it is not in a position to make or influence referrals of patients or services reimbursed under Medicare or state health programs to its affiliated physician groups. Consequently, the Company does not believe that the management fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-Kickback Amendments. The Company is not a provider or supplier of services or items reimbursed by Medicare or state health programs.

     In 1991, the Inspector General of the United States Department of Health and Human Services published "Safe Harbor Regulations," defining safe harbors for certain arrangements that do not violate the Anti-Kickback Amendments. One of the safe harbors specifically provided is a safe harbor for personal services and management contracts. Under this safe harbor, "remuneration" prohibited by the Anti-Kickback Amendments will not include any payment made by a principal to an agent as compensation for services of the agent as long as certain standards are met. To the Company's knowledge, there have been no agency interpretations or case law decisions of management agreements similar to the Company's that would indicate that such agreements do not fall within a safe harbor. Further, the Company believes that since it is not a provider of medical services, and is not in a position to refer patients to any particular medical practice, the remuneration it receives for providing services does not violate the Anti-Kickback Amendments.

     Prohibitions on Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 ("OBRA") includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as the "Stark Bill." The Stark Bill originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest or compensation relationship with the entity. The revisions to the Stark Bill included in OBRA prohibit a referral to an entity in which the physician or a family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services." The list of designated health services includes radiation therapy; however, the legislation specifically provides that a request by a radiation oncologist for radiation therapy does not constitute a referral if such services are furnished by (or under the supervision of) the radiation oncologist. The list of designated health services does not include chemotherapy services. The Company does not believe that the Stark Bill will adversely affect the operations of the Company.

     Prohibitions on Certain Compensation Arrangements. The OBRA legislation also prohibits physician group practices from developing compensation or bonus arrangements that are directly related to the volume or value of referrals by a physician in the group for designated health services. While there are no regulatory guidelines or case law interpretations of this provision of OBRA, the Company believes that the compensation arrangements of the affiliated physician groups administered by the Company are in compliance with the OBRA requirements.

     Antitrust. The Company and its affiliated physician groups are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. The Company believes it is in compliance with such federal and state laws, but there can be no assurance that a review of the Company's business would not result in a determination that could adversely affect the operations of the Company and its affiliated physician groups.

     Regulatory Compliance. The Company recognizes that health care regulations will continue to change and, as a result, regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

Employees

     As of December 31, 1996, the Company employed 937 people. In addition, as of December 31, 1996, the affiliated physician groups employed 1,034 people (excluding the affiliated physicians). Under the terms of the management agreements with the affiliated physician groups, the Company is responsible for the practice compensation and benefits of the groups' non-physician medical personnel. No employee of the Company or of any affiliated physician group is a member of a labor union or subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Service Mark

     The Company has registered the service marks "American Oncology Resources" and "AOR" with the United States Patent and Trademark Office.

ITEM 2.  PROPERTIES

     The Company leases 45,750 square feet of space at 16825 Northchase Drive, Suite 1300, in Houston, Texas, where the Company's headquarters are located. In addition, the Company has acquired land with a cost of approximately $1.3 million for use in development of integrated cancer centers in South Carolina and Arizona.

     The Company also leases, subleases or occupies the facilities of a majority of the affiliated physician groups. The Company anticipates that, as its affiliated group practices grow, expanded facilities will be required.

ITEM 3.  LEGAL PROCEEDINGS

     The provision of medical services by the affiliated physicians with which the Company contracts entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by physicians or the compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. Because the practices purchase and resell pharmaceutical products provided by the practices, they face the risk of product liability claims. Although the Company has not been a party to any claims, suits or complaints relating to services and products provided by the Company, or physicians affiliated with the Company, there can be no assurances that such claims will not be asserted against the Company in the future. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the management services agreements with the affiliated physician groups, the affiliated practices and the Company are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against the Company or one of the affiliate physician groups could, however, have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq Stock Market's National
Market under the symbol AORI.   The high and low closing sale prices of the
Common Stock, as reported by Nasdaq, were as follows for the quarterly periods indicated. All stock prices have been adjusted to reflect a 2-for-1 split of the Company's Common Stock that was effected as a stock dividend on June 10, 1996.

     Year Ended December 31, 1995                  High      Low
                                                 -------   -------
     Fiscal Quarter Ended June 30, 1995(1)       $ 14.13   $ 12.75
     Fiscal Quarter Ended September 30, 1995     $ 21.94   $ 13.38
     Fiscal Quarter Ended December 31, 1995      $ 24.31   $ 17.00

     Year Ended December 31, 1996

     Fiscal Quarter Ended March 31, 1996         $ 24.81   $ 18.19
     Fiscal Quarter Ended June 30, 1996          $ 26.00   $ 20.06
     Fiscal Quarter Ended September 30, 1996     $ 22.25   $  6.25
     Fiscal Quarter Ended December 31, 1996      $ 11.25   $  7.31
________________
(1) The Common Stock commenced trading on the date the Company's initial public offering ("IPO") was effective, June 13, 1995.

     As of March 14, 1997, there were approximately 6,000 holders of record of the Common Stock. The Company has not declared or paid any cash dividends on its Common Stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Company's board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of the Company's board of directors to retain earnings, if any, to finance the operations and expansion of the Company's business. The Company's credit facility currently requires creditor approval for the payment of cash dividends.

     RECENT SALES OF UNREGISTERED SECURITIES

     In connection with each affiliation transaction between the Company and an oncology group, the Company purchases the nonmedical assets of, and enters into a long-term management agreement with, that oncology group. In consideration for that arrangement, the Company typically pays cash, issues subordinated promissory notes (in general, payable on each of the third through seventh anniversaries of the closing date at an annual interest rate of seven percent) and unconditionally agrees to deliver shares of Common Stock at specified future dates (in general, on each of the third through fifth anniversaries of the closing date). The price per share is the lower of the average of the closing price per share for the five days preceding the date of the letter of intent or the closing date with respect to such affiliation transaction.

     The following table describes all sales by the Company of the Company's securities during 1996. Each sale was a private placement made in connection with a physician transaction, described in general in the preceding paragraph, to affiliated oncologists, the overwhelming majority of whom are accredited investors. No underwriter was involved in any such sale and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

     Date of        Number of     Number of Shares        Aggregate Principal
   Transaction      Physicians    of Common Stock (1)       Amount of Notes
--------------------------------------------------------------------------------
      1/96              2            23,684                   $  346,000
      2/96              1            45,584                      551,000
      3/96              7           116,298                    3,000,000
      3/96              4           163,676                    2,919,000
      4/96              4            40,318                    1,217,000
      4/96              1             5,798                      165,000
      5/96              3           210,048                    2,100,000
      7/96              3            74,861                      781,000
      7/96              1           165,529                      517,000
      8/96              2            89,584                      990,000
      9/96             12           770,589                    7,067,000
      9/96              1            30,724                      232,000
      10/96             1            28,825                      487,000
      10/96             1            23,880                      760,000
      11/96             2           258,992                    2,400,000
      11/96             3           158,800                    1,190,000
      11/96             2           106,059                      573,000
_________________
(1) In connection with each affiliation transaction, the Company unconditionally agrees to deliver shares of Common Stock at specified future dates. The number of shares has been adjusted to reflect a two-for-one stock split effected as a stock dividend in June 1996.

ITEM 6.  SELECTED FINANCIAL DATA


     The selected consolidated financial data of the Company set forth below are qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                    1996        1995        1994      1993     1992(1)
                                                                    ----        ----        ----      ----     -------
                                                                          (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue........................................................   $205,460   $ 99,174     $20,410   $ 7,177   $ 4,399
Operating expenses:
 Pharmaceuticals and supplies..................................     85,210     35,763       7,575     2,461     1,990
 Practice compensation and benefits............................     41,350     19,766                 4,001     1,809
 Other practice costs..........................................     23,495     12,032       2,258       885       837
 General and administrative....................................     14,095      9,406       4,367     2,076       726
 Depreciation and amortization.................................      9,343      4,655                   746       219
 Reorganization................................................                                                   626(2)
                                                                  --------   --------     -------   -------   -------
                                                                   173,493     81,622      18,947     7,450     5,466
                                                                  --------   --------     -------   -------   -------
Income (loss) from operations..................................     31,967     17,552       1,463      (273)   (1,067)
Interest income................................................      1,062      2,007         143        52         9
Interest expense...............................................     (4,307)    (3,690)       (237)      (96)      (61)
Other, net.....................................................                 1,600(3)
                                                                  --------   --------     -------   -------   -------

Income (loss) before taxes.....................................     28,722     17,469       1,369      (317)   (1,119)
Income taxes(4)................................................     11,072      5,852         126
                                                                  --------   --------     -------   -------   -------
Net income (loss)..............................................   $ 17,650   $ 11,617     $ 1,243   $  (317)  $(1,119)
                                                                  ========   ========     =======   =======   =======
Net income (loss) per share....................................      $0.37      $0.29       $0.04    $(0.01)   $(0.04)
                                                                  ========   ========     =======   =======   =======
Shares used in per share computations(5).......................     47,549     40,138      29,810    26,404    24,898
                                                                  ========   ========     =======   =======   =======


                                                                                           DECEMBER 31,
                                                                  ------------------------------------------------------
                                                                      1996       1995        1994      1993      1992(1)
                                                                      ----       ----        ----      ----      -------
                                                                                         (in thousands)
BALANCE SHEET DATA:
  Working capital (deficit)....................................   $ 42,972   $ 59,724     $ 6,653   $(1,175)  $ 1,137
  Management service agreements................................    240,034    164,522      40,444     1,545        --
  Total assets.................................................    339,400    272,359      55,709     5,413     3,359
  Long-term debt...............................................     81,707     44,190      18,703        79       985
  Stockholders' equity.........................................    221,854    191,180      30,977     1,288       376

(1) The information through the ten months ended October 31, 1992 included in the full year of 1992 are for Hematology Oncology Associates ("HOA"), the Company's predecessor.
(2) Amount represents costs incurred in the reorganization of HOA.
(3) Consists of life insurance proceeds of $2,091,000, less lease termination costs of $491,000.
(4) No taxes are provided for 1992 and 1993 due to operating losses.
(5) See Note 1 to the Company's Consolidated Financial Statements. For information concerning the number of shares of Common Stock that the Company is obligated to issue at specified future dates to physicians whose groups have affiliated with the Company, see Note 3 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     AOR provides comprehensive management services under long-term agreements to 35 oncology practices, which provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecological oncology, hematology, radiation oncology and stem cell transplantation. Since the Company's incorporation in October 1992, it has grown rapidly from managing six affiliated physicians in one state to 245 affiliated physicians in 15 states:

                                          MARCH 14,         DECEMBER 31,
                                          --------- ------------------------
                                           1997     1996      1995      1994
                                           ----     ----      ----      ----
     Affiliated physicians..............   245      227       148        42
     States.............................    15       15        14         6

     The Company obtains management agreements with, and purchases the nonmedical assets of, oncology practices. Under the terms of the management agreements, the Company provides comprehensive management services to its affiliated physician groups, including operational and administrative services, and furnishes personnel, facilities, supplies and equipment. The physician groups, in return, agree to practice medicine exclusively in affiliation with the Company under the management agreements. All of the Company's revenue consists of management fees paid under the terms of the management agreements. Management fees include all practice costs (other than amounts retained by physicians), a fixed monthly fee, an amount equal to a percentage of each affiliated physician group's net revenue (in most states) and, if certain financial criteria are satisfied, a performance fee. For the year ended December 31, 1996, only one of the Company's affiliated physician groups contributed more than 10% of the Company's revenue. For the year ended December 31, 1995, two of the Company's affiliated physician groups contributed more than 10% of the Company's revenue. For the year ended December 31, 1994, three of the Company's affiliated physician groups contributed more than 10% of the Company's revenue.

     In 1996, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 45% for managed care and 22% for private insurance and other payors. In 1995, the payor mix was 27% for Medicare and Medicaid, 51% for managed care and 22% for private insurance and other payors. In 1994, the payor mix was 29% for Medicare and Medicaid, 46% for managed care and 25% for private insurance and other payors. The payor mix varies from physician group to physician group and changes as a result of new management agreements. Because of the number of physician groups with which the Company has recently affiliated and the different payor mix of each affiliated physician group, meaningful year-to-year payor trends cannot yet be identified.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

                                               Year Ended December 31,
                                               -----------------------
                                                 1996     1995    1994
                                               -----------------------
Revenue.......................................  100.0%   100.0%  100.0%
                                                -----    -----   -----
Operating expenses:
      Pharmaceuticals and supplies............   41.5     36.1    37.1
      Practice compensation and
        benefits..............................   20.1     19.9    19.6
      Other practice costs....................   11.4     12.1    11.1
      General and administrative..............    6.9      9.5    21.4
      Depreciation and amortization...........    4.5      4.7     3.7
Net interest..................................    1.6      1.7      .4
Other income..................................            (1.6)
                                                -----    -----   -----
Income before income taxes....................   14.0     17.6     6.7
Income taxes..................................    5.4      5.9      .6
                                                -----    -----   -----
Net income....................................    8.6%    11.7%    6.1%
                                                =====    =====   =====

1996 COMPARED TO 1995

     The Company entered into or amended management agreements with seventeen and fifteen oncology groups in 1996 and 1995, respectively, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations year to year were caused primarily by affiliations with these oncology practices.

     Overall, the Company experienced a decrease in operating margins from 1995 to 1996, with earnings before taxes, interest, depreciation and amortization (EBITDA), as a percentage of revenue, declining from 22.4% to 20.1%. The decline in margins was the result of a number of factors, including (i) the introduction of a number of chemotherapy agents which are used in combination with or in addition to existing therapies, some of which have significantly lower margins than the existing chemotherapy regimens, (ii) a shift to payors with lower reimbursement rates (principally Medicare), (iii) difficulty in efficiently integrating practices that affiliated with the Company in late 1995 and 1996 and
(iv) higher discounts to managed care payors. However, the Company benefited from lower general and administrative costs and other practice costs, in each case as a percentage of revenue. To address the decline in margins, the Company has adopted a number of strategies, including increasing the timing and level of reimbursement as well as enhancing purchasing power by establishing a pharmaceutical formulary and initiating preferred pharmaceutical relationships.

     Revenue. Revenue increased from $99.2 million in 1995 to $205.5 million in 1996, an increase of $106.3 million or 107%. Of this increase, $35.3 million was attributable to the addition of seventeen affiliated physician groups during 1996 and approximately $46.9 million was the result of providing services for a full year under management agreements entered into with fifteen oncology practices during 1995. The remaining $24.1 million was attributable to internal growth for physician practices affiliated with the Company prior to December 31, 1995. This growth was the result of expansion of services, increases in patient volume, recruitment of additional physicians, amendments to four existing management service agreements to affiliate with established practices and, to a lesser extent, increases in charges for certain physician services.

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician groups, increased from $35.8 million for 1995 to $85.2 million for 1996, an increase of $49.4 million, or 138%. Of this increase, $16.6 million was attributable to the addition of seventeen affiliated physician groups during 1996 and approximately $19.6 million was the result of providing services for a full year under management agreements entered into with fifteen oncology practices during 1995. The remaining $13.2 million increase was attributable to the same internal growth factors mentioned above in conjunction with the revenue increase. As a percentage of revenue, pharmaceuticals and supplies increased from 36.1% for 1995 to 41.5% for 1996. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue, the introduction of a number of new chemotherapy agents and, to a lesser extent, lower reimbursement from payors. Management expects that third-party payors will continue to negotiate medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items. The Company has adopted a number of strategies to address this matter, including establishing a pharmaceutical formulary and initiating preferred pharmaceutical relationships.

     Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees located at the affiliated physician practice sites, increased from $19.8 million in 1995 to $41.4 million in 1996, an increase of $21.6 million or 109%. Of this increase, $6.7 million was attributable to the addition of seventeen affiliated physician groups during 1996 and approximately $10.9 million was the result of providing services for a full year under management agreements entered into with fifteen oncology practices during 1995. The remaining $4.0 million increase was attributable to the same internal growth factors mentioned above in conjunction with the revenue increase. As a percentage of revenue, practice compensation and benefits increased from 19.9% for 1995 to 20.1% for 1996. Practice compensation and benefit costs relative to patient volumes decreased as a result of economies of scale. However, these improvements were offset by lower reimbursement rates caused by a shift in payor mix, higher discounts to payors and practice integration factors resulting from the Company's rapid growth.

     Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $12.0 million in 1995 to $23.5 million in 1996, an increase $11.5 million or 96%. Of this increase, $3.2 million was attributable to the addition of seventeen affiliated physician groups during 1996 and approximately $6.0 million was the result of providing services for a full year under management agreements entered into with fifteen oncology practices during 1995. The remaining $2.3 million increase was attributable to the same internal growth factors mentioned above in conjunction with the revenue increase. As a percentage of revenue, other practice costs decreased from 12.1% for 1995 to 11.4% for 1996. This decrease was principally due to economies of scale gained from the Company's rapid growth.

     General and Administrative. General corporate expenses increased from $9.4 million in 1995 to $14.1 million in 1996, an increase of $4.7 million or 50%. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since December 31, 1995. As a percentage of revenue, general and administrative expenses decreased from 9.5% for 1995 to 6.9% for 1996, primarily as a result of economies of scale.

     Depreciation and Amortization. Depreciation and amortization expenses increased from $4.7 million in 1995 to $9.3 million in 1996, an increase of $4.6 million or 98%. Of this increase, $1.3 million resulted from the Company's entering into or amending management agreements with, and acquiring the nonmedical assets of, seventeen affiliated physician groups during 1996. The remaining $3.3 million increase was primarily attributable to depreciation and amortization from practices affiliated with the Company in 1995 as well as investments in equipment, leasehold improvements and management information systems during 1996.

     Interest. Net interest expense increased from $1.7 million in 1995 to $3.2 million in 1996, an increase of $1.5 million or 88%. The increase was the result of higher levels of debt, principally incurred to finance transactions with seventeen oncology practices during 1996. As a percentage of revenue, net interest expense decreased from 1.7% in 1995 to 1.6% in 1996. Indebtedness to physicians increased from approximately $57 million at December 31, 1995 to approximately $66 million at December 31, 1996. In the future, management expects that net interest expense as a percentage of revenue will increase slightly due to anticipated debt related to medical practice transactions and the development of integrated cancer centers.

     Income Taxes. Income tax expense increased from the prior year as a result of the Company's increased profitability as well as a change in the Company's composition of revenue by state since 1995. For 1996, the Company recognized a tax provision of $11.1 million resulting in an effective rate of 38.5% compared to 38% for 1995 adjusted for non-taxable non-recurring life insurance proceeds of $2.1 million.

1995 COMPARED TO 1994

     The Company entered into management agreements with five and fifteen oncology groups in 1994 and 1995, respectively, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations year to year were caused primarily by affiliations with these oncology practices.

     Revenue. Revenue increased from $20.4 million in 1994 to $99.2 million in 1995, an increase of $78.8 million or 386%. Of this $78.8 million, $51 million was attributable to the addition of fifteen affiliated physician practices during 1995 and $22 million was primarily the result of providing services for a full year under management agreements entered into with five oncology practices during 1994. The remaining $5.8 million was the result of increases in medical practice revenue of the physician practices affiliated with the Company prior to December 31, 1993. This growth in medical practice revenue resulted from the expansion of services, increases in patient volume and, to a lesser extent, increases in charges for certain physician services.

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician groups, increased from $7.6 million for 1994 to $35.8 million for 1995, an increase of $28.2 million, or 371%. Of this increase, $16.7 million was attributable to the addition of fifteen affiliated physician groups during 1995. The remaining $11.5 million increase was principally the result of the expansion of services and increase in patient volume of practices affiliated with the Company prior to December 31, 1994. As a percentage of revenue, pharmaceuticals and supplies decreased from 37.1% for 1994 to 36.1% for 1995. This decrease was primarily the result of operating and volume purchasing efficiencies.

     Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees located at the affiliated physician practice sites, increased from $4.0 million in 1994 to $19.8 million in 1995, an increase of $15.8 million or 395%. Of the 1995 increase, $11.2 million was attributable to the addition of fifteen affiliated physician groups during December 1995. As a percentage of revenue, practice compensation and benefits increased from 19.6% for 1994 to 19.9% for 1995. This increase as a percentage of revenue was primarily the result of the addition in 1995 of affiliated physician groups with higher staffing levels and more sites of service than those of physician groups that affiliated with the Company before 1995.

     Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $2.3 million in 1994 to $12.0 million in 1995, an increase of $9.7 million or 422%. Of the 1995 increase, $6.6 million was attributable to the addition of fifteen affiliated physician groups during 1995. As a percentage of revenue, other practice costs increased from 11.1% for 1994 to 12.1% for 1995. This increase was principally due to higher occupancy costs of physician groups affiliating with the Company after December 31, 1994.

     General and Administrative. General corporate expenses increased from $4.4 million in 1994 to $9.4 million in 1995, an increase of $5.0 million or 114%. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since
December 31, 1994. As a percentage of revenue, general and administrative expenses decreased from 21.4% for 1994 to 9.5% for 1995, primarily as a result of economies of scale.

     Depreciation and Amortization. Depreciation and amortization expenses increased from $746,000 in 1994 to $4.7 million in 1995, an increase of $4.0 million or 536%. Of the increase, $2.7 million resulted from the Company's entering into management agreements with, and acquiring the nonmedical assets of, fifteen affiliated physician groups during 1995. The remaining $1.3 million increase was primarily attributable to investment in equipment, leasehold improvements and management information systems during 1995.

     Interest. Net interest expense increased from $94,000 in 1994 to $1.7 million in 1995, an increase of $1.6 million. The increase was the result of higher levels of debt. The debt was incurred to finance transactions with fifteen oncology practices during 1995. As a percentage of revenue, net interest expense increased from .4% in 1994 to 1.7% in 1995. Indebtedness to physicians increased from approximately $18 million at December 31, 1994 to approximately $57 million at December 31, 1995.

      Other Income. During 1995, the Company recorded a benefit of $2.1 million in connection with life insurance proceeds resulting from the untimely death of a physician shareholder in an affiliated physician group. In addition, other income reflects a charge of $491,000 consisting of abandoned leasehold improvements and noncancelable rents as a result of the third quarter consolidation and relocation of administrative facilities.

     Income Taxes. Income tax expense increased dramatically from the prior year as a result of the Company's increased profitability and unavailability in 1995 of net operating loss carryforwards which were fully utilized during 1994. For 1995, the Company recognized a tax provision of $5.8 million resulting in an effective rate of 38% adjusted for the non-taxable non-recurring life insurance proceeds of $2.1 million.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this section and elsewhere in this report are forward-looking statements and, although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The following are certain important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

     Growth Strategy; Rapid Growth. The Company's strategy is to grow through transactions with additional oncology groups and through the expansion of its affiliated physician groups. Identifying appropriate physician groups and proposing, negotiating and implementing economically attractive affiliations with them can be a lengthy, complex and costly process. There can be no assurance that the Company will continue to be successful in identifying and establishing relationships with additional oncology groups. The Company has experienced rapid growth in its business and staff. Continued rapid growth may impair the Company's ability to efficiently provide its management services to its affiliated physician groups and to adequately manage and supervise its employees. The Company's future results could be materially adversely affected if it is unable to manage growth effectively.

     Dependence on Affiliated Physician Groups. The Company's revenue depends on revenue generated by the physician groups with which the Company has long-term management agreements. There can be no assurance that existing and future physician groups with which the Company affiliates will maintain successful medical practices, that the management agreements with the affiliated physician groups will not be terminated or that any of the key members of a particular physician group will continue practicing with such group. Loss of revenue by the affiliated physician groups could have a material adverse effect on the Company.

     Competition. The business of providing health care related services is intensely competitive. The Company is aware of at least four competitors specializing in the management of oncology practices and several health care companies with established operating histories and significant resources are currently providing at least some management services to oncologists. In addition, there are other companies with substantial resources that may decide to enter the oncology practice management business. The Company's revenues depend on the continued success of its affiliated physician groups. The physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations. See "Business--Competition."

     Reductions in Third-Party Reimbursement. Physician groups typically bill various third-party payors, such as governmental programs (e.g. Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. These third-party payors are increasingly negotiating the prices charged for medical services, pharmaceuticals and other supplies, with the goal of lowering reimbursement and utilization rates. Third-party payors can also deny reimbursement for medical services, pharmaceuticals and other supplies if they determine that a treatment was not performed in accordance with treatment protocols established by such payors or for other reasons. Loss of revenue by the Company's affiliated physician groups caused by cost containment efforts could have a material adverse effect on the Company. To the extent that patients or enrollees covered by a contract require more frequent or extensive care than is anticipated by the physician groups, the revenue to the affiliated physician groups derived from such contract may be insufficient to cover the costs of the services provided. Insufficient revenue under capitated or other risk-sharing contracts could have a material adverse effect on the Company.

       Health Care Regulation. The health care industry is highly regulated at the federal and state levels. The Company believes its business is in material compliance with applicable law. The relationships between the Company and its affiliated physician groups, however, are unique and many aspects of these relationships have not been the subject of judicial or regulatory interpretation. There can be no assurance that a review of the Company's business by courts or by health care, tax, labor or other regulatory authorities would not result in determinations that could adversely affect the Company's operations or that the health care regulatory environment will not change so as to restrict the Company's existing operations or potential for expansion. There are currently several federal and state initiatives designed to amend regulations relating to the provision of health care services, the access to health care, the costs of health care and the manner in which health care providers are reimbursed for their services. However, it is not possible to predict whether any such initiatives will be enacted as legislation or, if enacted, what their form, effective dates or impact on the Company will be. See "Business--Regulation."

     Risks Inherent in Provision of Medical Services. The Company's affiliated physician groups are involved in the delivery of health care services to the public and are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. The Company and its affiliated physician groups maintain liability insurance in amounts and coverages believed to be usual and customary. Nevertheless, successful malpractice claims asserted against the physician groups or the Company could have a material adverse effect on the Company. See "Legal Proceedings."

     Dependence on Key Personnel. The Company depends on the services of its executive officers for the management of the Company and the implementation of its business strategy. The Company has obtained key man life insurance on its chief executive officer and its president. Nevertheless, the Company could be materially adversely affected if the chief executive officer, president or other executive officers were unwilling or unable to continue in the Company's employ. See "Directors and Executive Officers of the Registrant."

     Volatility of Stock Price. From time to time, there may be significant volatility in the market price for the Common Stock. Quarterly results of the Company, changes in general conditions in the economy, the financial markets or the health care industry, or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. See "Market for Registrant's Common Equity and Related Stockholder Matters."

     Dividend Policy and Prohibitions. The Company does not intend to pay cash dividends on the Common Stock in the foreseeable future and anticipates that future earnings will be retained to finance future operations and expansion.
The Company's credit agreement with First Union National Bank of North Carolina, N.A. ("First Union") prohibits the Company from paying dividends and making other distributions on its Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters" and Liquidity and Capital Resources.

     Anti-Takeover Provisions. Certain provisions of the Company's Certificate of Incorporation and certain provisions of the General Corporation Law of Delaware (the state in which the Company is incorporated) may make it difficult to change control of the Company and to replace incumbent management. For example, the Company's Certificate of Incorporation permits the Board of Directors, without stockholder approval, to issue additional shares of Common Stock or to establish one or more classes or series of Preferred Stock having the number of shares, designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that the Board of Directors can establish. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock.

SUMMARY OF OPERATIONS BY QUARTER

     The following table presents unaudited quarterly operating results for 1996 and 1995. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                         1996 QUARTER ENDED                 1995 QUARTER ENDED
                                                   -------------------------------    -------------------------------
                                                   DEC 31   SEP 30  JUN 30  MAR 31    DEC 31   SEP 30  JUN 30  MAR 31
                                                   ------   ------  ------  ------    ------   ------  ------  ------
                                                                 (In thousands, except per share data)
Net revenue......................................   63,635  53,701  47,374  40,750     34,433  25,497  24,644  14,600
Income from operations...........................    9,259   7,782   7,297   7,629      6,275   4,315   4,834   2,128
Net income.......................................    4,840   4,303   4,060   4,447      3,913   4,654   2,068     982
Net income per share.............................      .10     .09     .09     .09        .09     .10     .06     .03

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily to obtain management agreements with, and to purchase the nonmedical assets of, oncology medical practices. During 1995, the Company paid total consideration of $150 million for management agreements with fifteen physician groups, including cash and transaction costs of $51 million. During 1996, the Company paid total consideration of $91 million for management agreements with 17 physician groups including cash and transaction costs of $46 million.

     To fund this rapid growth and development, the Company has satisfied its transaction and working capital needs through a recapitalization, private debt and equity financings and borrowings under a $150 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank of North Carolina ("First Union"), as agent for the various lenders. The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations. Cash derived from operations was $7.0 million in 1996, a decrease of $7.4 million from 1995. The decrease was due to significant accelerated payments made to the affiliated physician groups for tax purposes in December 1996 that were not made in December 1995, increases in payments for taxes and pharmaceuticals, as well as delays in collection of cash from receivables resulting in an increase in days sales outstanding to 68 days at December 31, 1996 from 64 days at December 31, 1995. The effect of the accelerated payments to the affiliated physician groups reversed in the first quarter of 1997. The Company is taking actions to decrease days sales outstanding in the future including increased use of electronic billing and collection methods.

     During 1996, the Company borrowed $23 million under the Credit Facility to fund medical practice transactions and the purchase of treasury stock. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offer Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain ratios, restrictions on sales, leases or other dispositions of properties, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management services agreements and the capital stock of the Company's subsidiaries are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants.

     At December 31, 1996, the Company had working capital of $43.0 million and cash and equivalents of $3.4 million. The Company also had $32.8 million of current liabilities, including approximately $9.8 million of short-term notes and long-term indebtedness maturing before December 31, 1997. The Company currently expects that its principal use of funds in the near future will be in connection with future transactions with oncology groups, the purchase of additional shares of treasury stock, the purchase of medical equipment and the acquisition of real estate for the development of integrated cancer centers. The Company expects that cash generated from operations and amounts available under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Consolidated Financial Statements, which appears on page 21 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on May 8, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Election of Directors" information required by Item 10 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on May 8, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Executive Compensation" information required by Item 11 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on May 8, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Security Ownership of Certain Beneficial Owners and Management" information required by Item 12 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on May 8, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.  Financial Statements:  See Item 8 of this report.

     2.  Financial Statement Schedules:  See Item 8 of this report.

     3.  Exhibit Index

         Exhibit No.               Description
         -----------               -----------
             3.1                   Articles of Incorporation of the Company as
                                   amended (filed as Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

             3.2 By-Laws of the Company, as amended (filed as Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

            10.1 Credit Facility (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

            11                     Statement Re - Computation of Per Share
                                   Earnings

            21.1                   Subsidiaries of the Registrant

            23(a)                  Consent of Independent Accountants

            27                     Financial Data Schedule

(b)  Reports on Form 8-K.

     During the fiscal quarter ended December 31, 1996, the Registrant filed no reports on Form 8-K.

                       AMERICAN ONCOLOGY RESOURCES, INC.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements as of December 31, 1996 and 1995 and for the three years ended December 31, 1996:
                                                                   Page
                                                                   ----
  Report of Independent Accountants..............................   22
  Consolidated Balance Sheet.....................................   23
  Consolidated Statements of Operations..........................   24
  Consolidated Statements of Stockholders' Equity................   25
  Consolidated Statements of Cash Flows..........................   26
  Notes to Consolidated Financial Statements.....................   27

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of American Oncology Resources, Inc.


In our opinion, the consolidated financial statements listed in the index on page 21 present fairly, in all material respects, the financial position of American Oncology Resources, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Houston, Texas
March 14, 1997

                       AMERICAN ONCOLOGY RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                                               December 31,
                                                                                             --------------
                                                                                             1996       1995
                                                                                             ----       ----
                                                ASSETS
Current assets:
  Cash and equivalents..................................................................   $  3,429   $ 14,816
  Short-term investments................................................................                44,967
  Accounts receivable...................................................................     61,183     31,152
  Prepaids and other current assets.....................................................      5,775      3,586
  Due from affiliated physician groups..................................................      5,356      1,271
                                                                                           --------   --------
     Total current assets...............................................................     75,743     95,792
                                                                                           --------   --------
Property and equipment:
  Land..................................................................................      1,336
  Computers and software................................................................      6,200      2,403
  Equipment, furniture and fixtures.....................................................     13,830      9,615
  Leasehold improvements................................................................      3,778      1,566
                                                                                           --------   --------
                                                                                             25,144     13,584
  Less - accumulated depreciation and amortization......................................     (6,201)    (2,427)
                                                                                           --------   --------
                                                                                             18,943     11,157
Management service agreements, net of amortization of $8,343 and $3,072.................    240,034    164,522
Other assets............................................................................      4,680        888
                                                                                           --------   --------
                                                                                           $339,400   $272,359
                                                                                           ========   ========
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of indebtedness....................................................   $  9,783   $ 15,765
  Accounts payable......................................................................     15,148     10,249
  Due to affiliated physician groups....................................................        616      1,153
  Accrued compensation costs............................................................      1,806      1,225
  Accrued interest payable..............................................................      2,325      1,753
  Income taxes payable..................................................................        641      4,267
  Other accrued liabilities.............................................................      2,452      1,656
                                                                                           --------   --------
     Total current liabilities..........................................................     32,771     36,068
Deferred income taxes...................................................................      3,068        921
Long-term indebtedness..................................................................     81,707     44,190
                                                                                           --------   --------
     Total liabilities..................................................................    117,546     81,179
                                                                                           --------   --------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
  Common stock, $.01 par value, 60,000,000 shares authorized,
   28,369,482 and 27,476,450 shares issued and
   27,371,422 and 27,476,450 shares outstanding.........................................        284        275
  Additional paid-in capital............................................................    139,804    133,242
  Common stock to be issued, 17,462,782 and 15,261,972 shares...........................     61,225     46,018
  Treasury stock, 998,060 shares........................................................     (8,530)
  Retained earnings.....................................................................     29,071     11,645
                                                                                           --------   --------
     Total stockholders' equity.........................................................    221,854    191,180
                                                                                           --------   --------
Commitments and contingencies (Note 9)..................................................
                                                                                           --------   --------
                                                                                           $339,400   $272,359
                                                                                           ========   ========

        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.


                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)



                                            Year ended December 31,
                                         -----------------------------
                                           1996       1995       1994
                                         --------   --------   -------

Revenue................................  $205,460   $ 99,174   $ 20,410
                                         --------   --------   --------
Operating expenses:
  Pharmaceuticals and supplies.........    85,210     35,763      7,575
  Practice compensation and benefits...    41,350     19,766      4,001
  Other practice costs.................    23,495     12,032      2,258
  General and administrative...........    14,095      9,406      4,367
  Depreciation and amortization........     9,343      4,655        746
                                         --------   --------   --------
                                          173,493     81,622     18,947
                                         --------   --------   --------
Income from operations.................    31,967     17,552      1,463
Other income (expense):
  Interest income......................     1,062      2,007        143
  Interest expense.....................    (4,307)    (3,690)      (237)
  Other, net...........................                1,600
                                         --------   --------   --------
Income before income taxes.............    28,722     17,469      1,369
Income taxes...........................    11,072      5,852        126
                                         --------   --------   --------
Net income.............................  $ 17,650   $ 11,617    $ 1,243
                                         ========   ========   ========
Net income per share...................  $   0.37      $0.29      $0.04
                                         ========   ========   ========
Shares used in per share calculations..    47,549     40,138     29,810
                                         ========   ========   ========

        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                        Common Stock      Additional     Common     Treasury    Retained    Stockholder
                                   ---------------------   paid-in      Stock to     Stock      earnings      notes
                                    Shares     Par Value   capital      be issued    Cost       (deficit)   receivable     Total
                                   ---------   ---------  ----------    ---------   --------    ---------   -----------  ----------
Balance at December 31, 1993......     8,220   $      82   $   2,076    $     445               $  (1,215)  $      (100) $    1,288

  Issuances of Common Stock.......     7,008          70      19,772                                                         19,842
  Series B notes exchanged
    for Common Stock..............        38           1         159                                                            160
  Medical practice transactions-
    value of 5,393,956 shares to
    be issued.....................                                          8,366                                             8,366
  Compensation value of
    non-employee options to
    purchase Common Stock.........                                78                                                             78
  Net income......................                                                                  1,243                     1,243
                                   ---------   ---------   ---------    ---------   --------    ---------   -----------  ----------
Balance at December 31, 1994......    15,266         153      22,085        8,811                      28          (100)     30,977

  Issuances of Common Stock.......    12,199         122     110,875                                                        110,997
  Medical practice transactions-
    value of 9,628,388 shares to
    be issued.....................                                         37,207                                            37,207
  Compensation value of non-
    employee options to pur-
    chase Common Stock............                               250                                                            250
  Exercise of options to
    purchase Common Stock.........        12                      32                                                             32
  Repayment of promissory notes...                                                                                  100         100
  Net income......................                                                                 11,617                    11,617
                                   ---------   ---------   ---------    ---------   --------    ---------   -----------  ----------
Balance at December 31, 1995......    27,477         275     133,242       46,018                  11,645             0     191,180

  Medical practice transactions-
    value of 2,313,250 shares to
    be issued.....................                                         15,312                                            15,312
  Purchase of 1,110,500 shares of
    Treasury Stock................                                                  $ (9,414)                                (9,414)
  Delivery of 112,440 shares of
    Common Stock to be issued
    from Treasury.................                              (555)        (105)       884         (224)
  Exercise of options to pur-
    chase Common Stock............       892           9       1,116                                                          1,125
  Tax benefit from exercise of
    non-qualified stock options...                             6,001                                                          6,001
  Net income......................                                                                 17,650                    17,650
                                   ---------   ---------   ---------    ---------   --------    ---------   -----------  ----------
Balance at December 31, 1996......    28,369   $     284   $ 139,804    $  61,225   $ (8,530)   $  29,071   $         0  $  221,854
                                   =========   =========   =========    =========   ========    =========   ===========  ==========

        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                    Year ended December 31,
                                                                                   --------------------------
                                                                                   1996       1995       1994
                                                                                   ----       ----       ----
Cash flows from operating activities:
 Net income.................................................................    $  17,650   $ 11,617   $  1,243
 Noncash adjustments:
   Depreciation and amortization............................................        9,343      4,655        746
   Deferred income taxes....................................................        2,130        876        111
   Imputed interest on medical practice transactions........................          122        315
 Cash provided (used), net of effects of
   medical practice transactions, by changes in:
   Accounts receivable......................................................      (24,084)    (9,190)    (1,780)
   Prepaids and other current assets........................................       (2,088)    (2,566)      (411)
   Other assets.............................................................                     252        152
   Accounts payable.........................................................        1,670      3,033        988
   Due from/to affiliated physician groups..................................       (2,524)      (873)       847
   Income taxes payable.....................................................        2,672      4,186          4
   Other accrued liabilities................................................        2,068      2,059        685
                                                                                ---------   --------   --------
     Net cash provided by operating activities..............................        6,959     14,364      2,585
                                                                                ---------   --------   --------
Cash flows from investing activities:
 Sales of short-term investments............................................       44,967    323,991
 Purchases of short-term investments........................................                (368,100)      (858)
 Acquisition of property and equipment......................................      (10,030)    (3,705)    (1,046)
 Net payments in medical practice transactions..............................      (46,221)   (51,312)   (15,256)
 Other......................................................................       (3,052)
                                                                                ---------   --------   --------
     Net cash used by investing activities..................................      (14,336)   (99,126)   (17,160)
                                                                                ---------   --------   --------
Cash flows from financing activities:
 Proceeds from Credit Facility..............................................       23,000     35,000
 Repayment of Credit Facility...............................................                 (35,000)
 Repayment of other indebtedness............................................      (17,444)   (14,489)    (2,962)
 Debt financing costs.......................................................       (1,277)      (411)      (284)
 Proceeds from exercise of stock options....................................        1,125         32
 Purchase of Treasury Stock.................................................       (9,414)
 Net proceeds from issuance of Common Stock.................................                 110,997     19,842
 Collection of promissory notes.............................................                     100
                                                                                ---------   --------   --------
     Net cash provided (used) by financing activities.......................       (4,010)    96,229     16,596
                                                                                ---------   --------   --------
Increase (decrease) in cash and equivalents.................................      (11,387)    11,467      2,021
Cash and equivalents:
 Beginning of period........................................................       14,816      3,349      1,328
                                                                                ---------   --------   --------
 End of period..............................................................    $   3,429   $ 14,816   $  3,349
                                                                                =========   ========   ========
Interest paid...............................................................    $   3,735   $  2,104   $     99
Taxes paid..................................................................        6,567        790         10
Noncash transactions:
 Tax benefit from exercise of non-qualified stock options...................        6,001
 Value of Common Stock to be issued in medical practice transactions........       15,312     37,207      8,366
 Delivery of Common Stock to be issued in medical practice transactions.....          884
 Debt issued in medical practice transactions...............................       25,295     50,817     18,343
 Debt assumed in medical practice transactions..............................          684      4,712

        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     American Oncology Resources, Inc. (the Company), a Delaware corporation, is a physician practice management company focusing exclusively on oncology. The Company provides comprehensive management services under long-term agreements to 35 medical oncology practices in 15 states at December 31, 1996. These practices provide a comprehensive range of medical services to cancer patients, integrating the multiple specialties of cancer care, including medical and gynecological oncology, hematology, radiation oncology and stem cell transplantation.

     The following is a summary of the Company's significant accounting policies:

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

Cash equivalents and investments

     The Company considers all highly liquid debt securities with original maturities of three months or less to be cash equivalents. At December 31, 1995, the Company considered all investments in debt securities as available for use in current operations and therefore classified them as available for sale.

Revenue recognition

     The Company's revenues represent the contractual fees earned under its long-term management service agreements with affiliated physician groups. Under the agreements, the Company is contractually responsible and at risk for the operating costs of the affiliated physician groups with the exception of amounts retained by physicians. The Company's revenues include the reimbursement of all affiliated physician group operating costs and the fixed and variable contractual management fees as defined and stipulated in the agreements. Contractual fees are accrued when collection is probable.

Property and equipment

     Property and equipment is stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of three to ten years for equipment, computers and software, furniture and fixtures and the lesser of ten years or the remaining lease term for leasehold improvements.

                       AMERICAN ONCOLOGY RESOURCES, INC.

Management service agreements

     Management service agreements consist of the costs of purchasing the rights to manage oncology medical groups. These costs are amortized on a straight-line basis over the initial noncancelable 40-year terms of the related management service agreements. Under the long-term agreements, the affiliated physician groups have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. In the event an affiliated physician group breaches the agreement, or if the Company terminates with cause, the physician group is required to purchase all related tangible and intangible assets, including the unamortized portion of the management service agreement, at the then net book value.

     The carrying value of the management service agreements is reviewed for impairment when events or changes in circumstances indicate their recorded cost may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related management service agreement over the remaining amortization period is less than the recorded amount of the management service agreement, the Company's carrying value of the management service agreement will be reduced to its estimated fair value.

Other assets

     The costs associated with obtaining long-term financing are capitalized and amortized over the terms of the related debt agreements.

Income taxes

     Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates.

Fair Value of Financial Instruments

     The Company's receivables, payables, prepaids and accrued liabilities are current and on normal terms and, accordingly, are believed by management to approximate fair value. Management also believes that subordinated notes issued to affiliated physicians approximate fair value when current interest rates for similar debt securities are applied.

Earnings per share

     The computation of earnings per share is based on the weighted-average number of Common Stock and Common Stock equivalent shares outstanding during the periods in accordance with the requirements of the Securities and Exchange Commission (SEC). All options to purchase Common Stock, issued Common Stock and commitments to issue Common Stock at specified future dates which were issued or granted within one year prior to the initial SEC filing in June 1995 at prices less than the initial public offering price are assumed to have been outstanding Common Stock equivalents under the treasury stock method for each of the periods presented up to the effective date of the initial public offering. Fully diluted earnings per share has not been presented because it does not differ materially from the primary per share computations.

                       AMERICAN ONCOLOGY RESOURCES, INC.

     The following table summarizes the determination of shares used in per share calculations (in thousands):

                                                  Year ended December 31,
                                              ------------------------------
                                                1996       1995      1994
                                              --------   --------  --------
     Outstanding at end of period:
       Common Stock.........................    27,371     27,476    15,266
       Common Stock to be issued............    17,463     15,262     5,994
                                              --------   --------  --------
                                                44,834     42,738    21,260
     Effect of weighting and assumed share
       equivalents for grants and issuances
       at less than the weighted-average or
       initial public offering price as
       applicable...........................     2,715     (2,600)    8,550
                                              --------   --------  --------
     Shares used in per share calculations..    47,549     40,138    29,810
                                              ========   ========  ========
Reclassifications

     Certain amounts previously reported have been reclassified to conform with their 1996 presentation.

NOTE 2 - REVENUE

     Medical service revenue for services to patients by the physician groups affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Medical service revenue of the affiliated physician groups is reduced by the contractual amounts retained by the physician groups to arrive at the Company's revenue. Substantially all of the amounts retained by affiliated physician groups for 1996, 1995 and 1994 was contractually guaranteed as a minimum percentage of medical service revenue.

     The following presents the amounts included in the determination of the Company's revenues (in thousands):
                                                  Year ended December 31,
                                              ------------------------------
                                                1996       1995      1994
                                              --------   --------  ---------
     Medical service revenue................  $269,380   $129,709  $ 25,612
     Amounts retained by affiliated
     physician groups.......................    63,920     30,535     5,202
                                              --------   --------  --------
     Revenue................................  $205,460   $ 99,174  $ 20,410
                                              ========   ========  ========
     Management service agreements at
       year end.............................        35         22         7


     In 1996, 11% of the Company's revenues were derived from one affiliated physician group, which was the only group that provided 10% of more of revenues. In 1995, 15% and 11% of the Company's revenues were derived from two affiliated physician groups that provided 10% or more of revenues. In 1994, 95% of the Company's revenues were derived from three affiliated physician groups that provided 10% or more of revenues.

                       AMERICAN ONCOLOGY RESOURCES, INC.

     For the years ended December 31, 1996, 1995 and 1994, the affiliated physician groups derived approximately 33%, 27% and 29%, respectively, of their medical service revenue from services provided under the Medicare and state Medicaid programs and 45%, 51% and 46%, respectively, from contractual, fee-for-service arrangements with managed care programs, none of which individually aggregated more than 10% of medical service revenue. The remaining 22%, 22% and 25%, respectively, was derived from various non-contracted fee-for-service payors. Capitation revenues were less than 1% of total revenue in 1996, 1995 and 1994. Changes in the payor reimbursement rates, particularly Medicare due to its concentration, or affiliated physician groups' payor mix can affect the Company's revenues.

     Under its management service agreements, receivables generated by affiliated physician groups from patient services are purchased at their net collectible value on a full recourse basis by the Company; thus, the Company does not have an allowance for doubtful accounts. As a result, the Company's accounts receivable are a function of medical service revenue of the affiliated physician groups rather than the Company's revenue. Such receivables are recorded by the affiliated physician groups net of contractual adjustments and allowances for doubtful accounts and are not collateralized. Receivables from the Medicare and state Medicaid programs are considered to have minimal credit risk and no other payor comprised more than 10% of accounts receivable at December 31, 1996.

NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

     From January 1994 through December 31, 1996, the Company entered into long-term management service agreement transactions with 33 oncology physician groups.

     The consideration paid for the physician groups to enter into long-term management service agreements and for the nonmedical assets of the physician groups, primarily receivables and fixed assets, has been accounted for as asset purchases. Total consideration includes the assumption by the Company of specified liabilities, the estimated value of nonforfeitable commitments by the Company to issue Common Stock at specified future dates for no additional consideration, short-term and subordinated notes, cash payments and related transaction costs as follows (in thousands):

                                              Year ended
                                             December 31,
                                     ----------------------------
                                       1996      1995      1994
                                     --------  --------  --------
Cash and transaction costs.........  $ 46,221  $ 51,312  $ 15,256
Short-term and subordinated notes..    25,295    50,817    18,343
Common Stock to be issued..........    15,312    37,207     8,366
Liabilities assumed................     3,794    11,014     2,780
                                     --------  --------  --------
Total costs........................  $ 90,622  $150,350  $ 44,745
                                     ========  ========  ========

                       AMERICAN ONCOLOGY RESOURCES, INC.

     During 1996, the Company acquired the nonmedical assets and entered into or amended long-term management services agreements with 17 oncology physician groups on the effective dates indicated as follows: March 1, Cancer Center of Kansas, P.A. of Wichita, Kansas, total consideration of $12,547,000 including 163,676 shares of Common Stock to be issued with a value of $1,926,000; March 1, Coram Physician Services of Fairfax, Virginia, total consideration of $15,518,000 including 116,298 shares of Common Stock to be issued with a value of $1,375,000; May 1, San Antonio Tumor and Blood Clinic, P.A. and Drs. Cohen, Gordon and Lopez, P.A. of San Antonio, Texas, total consideration of $12,479,000 including 210,048 shares of Common Stock to be issued with a value of $1,980,000; September 1, Central Texas Diagnostic Center, P.A. of Austin, Texas, total consideration of $18,863,000 including 770,589 shares of Common Stock to be issued with a value of $4,157,000; November 1, Hematology-Oncology Associates, P.A. of Jacksonville, Florida, total consideration of $8,012,000 including 258,992 shares of Common Stock to be issued with a value of $1,113,000; and, in January through November of 1996, twelve smaller transactions with physician groups in Durham, North Carolina; Denver, Colorado; Portland, Oregon; Tucson, Arizona; San Antonio, Texas; Independence, Missouri; Flagstaff, Arizona and Orange Park, St. Augustine and Ocala, Florida; for total consideration of $23,203,000 which includes 793,647 shares of Common Stock to be issued with a value of $4,761,000.

     During 1995, the Company acquired the nonmedical assets and entered into long-term management services agreements with 16 oncology physician groups on the effective dates indicated as follows: January 1, Southwestern Radiation Oncology, Ltd. and Miked, Inc. of Tucson, Arizona, total consideration of $10,249,000 including 1,378,000 shares of Common Stock to be issued with a value of $2,897,000; March 1, Pikes Peak Cancer Specialists, P.C. and Paul N. Anderson, M.D., P.C. of Colorado Springs, Colorado, total consideration of $8,799,000 including 910,000 shares of Common Stock to be issued with a value of $1,916,000; March 1, Cancer Care Associates, P.A. of Tulsa, Oklahoma, total consideration of $26,309,000 including 2,888,000 shares of Common Stock to be issued with a value of $6,431,000; March 15, Hematology and Oncology Associates, P.A. of Greenville, South Carolina, total consideration of $9,587,000 including 1,098,000 shares of Common Stock to be issued with a value of $2,580,000; April 1, Hematology-Oncology Medical Associates, Inc. of Pittsburgh, Pennsylvania, total consideration of $18,205,000 including 1,622,000 shares of Common Stock to be issued with a value of $8,072,000; August 1, James River Clinic, P.C. and Mattern, Schultz & Booth Company of Hampton, Virginia, total consideration of $7,602,000 including 172,000 shares of Common Stock to be issued with a value of $1,517,000; October 1, Riverview Cancer Care Medical Associates, P.C. of Rexford, New York, total consideration of $9,101,000 including 206,000 shares of Common Stock to be issued with a value of $2,774,000; October 1, Capital District Hematology Oncology Associates, P.C. of Latham, New York, total consideration of $16,060,000 including 308,000 shares of Common Stock to be issued with a value of $4,203,000; December 1, Triad Hematology-Oncology Associates, P.L.L.C. of Winston-Salem, North Carolina, total consideration of $4,185,000 including 64,000 shares of Common Stock to be issued with a value of $663,000 and, in September through December of 1995, the following seven smaller transactions in Raleigh, North Carolina; Asheville, North Carolina; Boulder, Colorado; Jacksonville, Florida; Las Vegas, Nevada; Winston-Salem, North Carolina and Pittsburgh, Pennsylvania, for total consideration of $40,253,000 which includes 626,000 shares of Common Stock to be issued with a value of $6,154,000.

     During 1994, the Company acquired the nonmedical assets and entered into long-term management services agreements with five oncology physician groups on the effective dates indicated as follows: April 1, Oncology & Hematology Associates, Inc. of Indianapolis, Indiana, total consideration of $10,687,000 including 2,484,000 shares of Common Stock to be issued with a value of $3,050,000; April 29, South Denver Oncology/Hematology, P.C. of Denver, Colorado, total consideration of $3,224,000 including 416,000 shares of Common Stock to be issued with a value of $511,000; August 1, Hematology Clinic, P.C. of Portland, Oregon,

                       AMERICAN ONCOLOGY RESOURCES, INC.

total consideration of $9,140,000 including 778,000 shares of Common Stock to be issued with a value of $1,194,000; December 1, Oncology & Hematology Clinics of Kansas City, P.C. of Missouri and Kansas, total consideration of $12,072,000 including 816,000 shares of Common Stock to be issued valued at $1,719,000; December 1, Hematology & Oncology Physicians, P.C. of Tucson, Arizona, total consideration of $9,622,000 including 900,000 shares of Common Stock to be issued valued at $1,893,000.

     In conjunction with two medical practice transactions occurring in 1996, the Company is contingently obligated to pay up to an additional $2,570,000 in future years, depending on the achievement of certain financial objectives. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated to the affiliated long-term management services agreements and will be amortized over the remaining life of that asset.

     The shares of Common Stock to be issued at specified future dates were valued at a discount from the estimated fair value of a delivered share after considering all relevant factors, including normal discounts for marketability due to the time delay in delivery of the shares, estimates of the value of the respective management service agreements and proximate sales of Common Stock for cash. The Common Stock in the transactions is to be delivered under the terms of the respective agreements for periods up to seven years. The Common Stock to be delivered is discounted at weighted-averages of 39%, 38% and 52% for 1996, 1995 and 1994, respectively, from comparable cash sales of Common Stock.

     For transactions completed through December 31, 1996, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of time are 2,570,074 in 1997, 2,962,425 in 1998, 5,244,319 in
1999, 4,952,237 in 2000, 1,158,712 in 2001 and 575,015 thereafter.

     The accompanying financial statements include the results of operations derived from the management services agreements from their respective effective dates. The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 1995 as if the 1996 and 1995 transactions had been consummated on January 1, 1995 and for the year ended December 31, 1996 as if the 1996 transactions were consummated on January 1, 1996. Such pro forma information is based on the historical financial information of the physician groups and does not include operational or other changes which might have been affected pursuant to the Company's management of the nonmedical aspects of such groups.

     The unaudited pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands, except per share amounts):

                                         Pro forma (unaudited)
                                        Year Ended December 31,
                                       ------------------------
                                          1996           1995
                                       ---------      ---------
     Revenue........................   $ 224,956      $ 175,533
     Net income.....................      17,857         12,750
     Net income per share...........        0.37           0.29

                       AMERICAN ONCOLOGY RESOURCES, INC.

NOTE 4 - INDEBTEDNESS

Indebtedness consists of the following (in thousands):

                                                 December 31,
                                            ------------------
                                              1996      1995
                                            -------   --------
     Short-term notes payable.............  $ 4,219   $ 12,608
     Subordinated notes...................   62,113     44,443
     Credit Facility......................   23,000
     Capital lease obligations and other..    2,158      2,904
                                            -------   --------
                                             91,490     59,955
     Less - current maturities............   (9,783)   (15,765)
                                            -------   --------
                                            $81,707   $ 44,190
                                            =======   ========

Short-term notes payable

     Short-term notes payable bear interest at 7% and have original maturities of less than one year. The notes are payable to physicians with whom the Company entered into long-term management agreements and relate to medical practice transactions.

Subordinated notes

     The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into management agreements. Substantially all of the notes outstanding at December 31, 1996 and 1995 bear interest at 7%, are due in installments through 2003 and are subordinated to senior bank and certain other debt. If the Company fails to make payment under any of the notes, the respective physician group can terminate the related management service agreement for cause.

Credit Facility

     The Company has a loan agreement and revolving credit/term facility (Credit Facility) with First Union National Bank of North Carolina (First Union) individually and as Agent for seven additional lenders (Lenders), which was amended as of October 30, 1996 to increase the amount available for borrowing thereunder to $150 million through October 31, 2001. Proceeds of loans may be used to finance medical group transactions, provide working capital or for other general corporate uses. At December 31, 1996, the Company had an outstanding balance of $23 million under the Credit Facility which consisted of multiple draws with maturities up to 91 days. The Company has classified this facility as long term due to its ability and intent to renew the obligations through 1997.

     Borrowings under the Credit Facility are secured by capital stock of the Company's subsidiaries and all material contracts, including management service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offer Rate up to London Interbank Offer Rate plus 1.5% (determined under a specific formula). The Base rate is selected by First Union and is defined as their prime rate plus up to 1/4% or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due

                       AMERICAN ONCOLOGY RESOURCES, INC.

quarterly while interest on London Interbank Offer Rate related loans is due upon maturity. The weighted average interest rate outstanding on draws under the Credit Facility at December 31, 1996 was 6.60%.

     The Company is subject to restrictive covenants under the facility, including the maintenance of certain financial ratios. The agreement limits certain activities such as additional indebtedness, sales of assets, investments, capital expenditures, mergers and consolidations and the payment of dividends. Under certain circumstances, additional medical practice transactions may require First Union and the Lenders' consent.

Capital lease obligations and other

     Leases for medical and office equipment are capitalized using effective interest rates between 7.5% and 11.5%. At December 31, 1996 and 1995, the gross amount of assets recorded under the capital leases was $3,710,000 and $2,956,000 and the related accumulated amortization was $1,431,000 and $564,000. Amortization expense is included with depreciation. Total future capital lease payments are $2,352,000. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in medical practice transactions.

Maturities

     Future principal maturities, including capital lease obligations, is $5,564,000 in 1997, $8,579,000 in 1998, $13,175,000 in 1999, $11,382,000 in
2000, $34,220,000 in 2001 and $14,351,000 thereafter.

Master Lease

     On May 1, 1995, the Company entered into a $5,000,000 master lease agreement to provide equipment financing for use in operations. As of December 31, 1996, the Company had no financed equipment under the agreement.

NOTE 5 - INCOME TAXES

     The Company's income tax provision consists of the following (in thousands):


                                                  Year ended December 31,
                                               -----------------------------
                                                  1996       1995     1994
                                               ---------  --------  --------
Federal:
     Current.................................  $  7,787   $  4,352  $     7
     Deferred................................     1,914        815      480
State:
     Current.................................     1,155        701        8
     Deferred................................       216         61
                                               --------   --------  -------
                                                 11,072      5,929      495
Reversal of valuation allowance due to net
 operating loss utilization..................                  (77)    (369)
                                               --------   --------  -------
                                               $ 11,072   $  5,852  $   126
                                               ========   ========  =======

      The difference between the effective income tax rate and the amount which would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

                                                  Year ended December 31,
                                                 ---------------------------
                                                   1996       1995     1994
                                                   ----       ----     ----
Provision for income taxes at U.S.
  statutory rates............................      35.0%      35.0%     34.0%
State income taxes, net of federal benefit...       3.5        3.0       2.7
Nontaxable life insurance proceeds...........                 (4.2)
Nondeductible items and other................                   .1       (.5)
Reversal of valuation allowance due to
  net operating loss utilization.............                  (.4)    (27.0)
                                                 ------     ------    ------
                                                   38.5%      33.5%      9.2%
                                                 ======     ======    ======

                       AMERICAN ONCOLOGY RESOURCES, INC.

Deferred income taxes are comprised of the following (in thousands):

                                                       December 31,
                                                   -------------------
                                                    1996        1995
                                                   -------     -------
    Deferred tax assets:
      Deferred rent.......................         $   48      $    6
      Accrued expenses....................                         29
      Other...............................            111          41
                                                   ------      ------
                                                   $  159      $   76
                                                   ======      ======
    Deferred tax liabilities:
      Amortization of management service
       agreements.........................         $2,973      $  945
      Depreciation........................            140          17
      Prepaid expenses....................             86          24
                                                   ------      ------
                                                   $3,199      $  986
                                                   ======      ======

NOTE 6 - OTHER INCOME, NET

     Other income, net in 1995 consists of a gain from life insurance proceeds of $2,090,000 less lease termination costs of $490,000.

NOTE 7 - STOCKHOLDERS' EQUITY

     On August 13, 1996, the Board of Directors of the Company authorized the purchase of up to 3,000,000 shares of the Company's Common Stock in public or private transactions. During November and December 1996, the Company purchased 1,110,500 shares of Common Stock at an average price of $8.48 to be held as treasury stock. On November 19, 1996, the Company issued 112,440 shares from treasury stock to affiliated physicians in connection with a 1993 medical practice transaction.

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

     In June 1995, the Company consummated its initial public offering of 10,925,000 shares of Common Stock. Proceeds from the offering were $105,743,000, net of commissions and expenses of $8,970,000. Of this amount, $35,000,000 was used to repay amounts outstanding under the Company's credit facility. The remainder was used for general corporate purposes and working capital needs, including medical practice transactions.

                       AMERICAN ONCOLOGY RESOURCES, INC.

     Effective May 2, 1995, the Company's stockholders approved an increase in the authorized number of shares of Common Stock to 40,000,000 shares. The Company's stockholders also approved an increase in the number of shares available for grant under the Affiliate Stock Option Plan to 500,000 shares.

     In February 1995, the Company issued for cash 1,273,642 shares of Common Stock for $4.13 per share, of which 1,209,192 shares were purchased by the Company's major stockholder and certain executive officers, directors and employees.

     In 1994, the Company issued 7,045,632 shares of Common Stock for $20,002,000, of which 6,118,036 shares were purchased by the Company's major stockholder and certain executive officers, directors and employees.

     As part of entering into long-term management services agreements with physician practices described in Note 3, the Company has made nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Common Stock to be issued is shown as a separate component in stockholders' equity. The amounts, upon issuance of the shares, are reclassified to other equity accounts as appropriate.

NOTE 8 - STOCK OPTIONS

     The Company's 1993 Key Employee Stock Option Plan (Plan) provides that employees may be granted options to purchase Common Stock. Total shares available for grant are limited to 5% of the outstanding common shares plus the shares to be issued to physician groups at specified future dates. Individual option vesting and related terms are determined by the Compensation Committee of the Board of Directors. However, the Plan provides that the options granted may be incentive options at an exercise price no less than fair value at the grant date or 85% of fair value in the case of nonqualified options, option terms may not exceed ten years. Individual option grants vest ratably over time, generally five years. Effective November 7, 1996, the Board of Directors exchanged 626,100 options with exercise prices of $18.10 to $24.18 for new options with an exercise price of $8.79 which approximated fair value on the date of grant.

     Under the terms of the Company's Chief Executive Officer Stock Option Plan and Agreement and the Everson Stock Option Plan and Agreement, two executives were granted 3,693,798 non-qualified options to purchase Common Stock with an exercise price effectively equal to the fair market value at the date of grant. The options vested on the date of the Company's initial public offering and expire between 2000 and 2003. The Company's ability to grant further options under these plans ceased on the date of the Company's initial public stock offering. At December 31, 1996, 2,883,000 Common Stock options with a weighted-average exercise price of $3.43 per share were outstanding and exercisable under the terms of these plans.

     The Company's 1993 Non-Employee Director Stock Option Plan provides that up to 200,400 options to purchase Common Stock can be granted. The options vest in 6 months or ratably over 4 years, have a term of 10 years and exercise prices effectively equal to the fair market value at the date of grant. As of December 31, 1996, 88,000 options were outstanding and 70,000 were exercisable.

                       AMERICAN ONCOLOGY RESOURCES, INC.

     The Company's 1993 Affiliate Stock Option Plan, as amended, provides that options to purchase up to 1,000,000 shares of Common Stock can be granted. Options under the plan have a term of 10 years. All individual option grants vest ratably over the vesting periods of 3 to 5 years. Effective November 7, 1996, the Board of Directors exchanged 61,500 options with exercise prices of $18.10 to $24.18 for new options with an exercise price of $8.79 which approximated fair value on the date of grant. Of the outstanding options to purchase shares of Common Stock granted under this plan, 239,000 were granted to physician employees of the affiliated physician groups and 9,500 were granted to other employees of the affiliated physician groups. In 1996 and 1995, the fair value of the options granted to non-employees was $13.06 and $1.92, respectively. Compensation expense will be recognized over the respective vesting periods. Expense of $106,000 and $62,000 was recognized in 1996 and 1995, respectively.

     All of the Company's Common Stock options vest automatically upon a change in control of the Company, as defined.

     The following summarizes the activity for all option plans:

                                                             Weighted
                                                             Average
                                               Shares     Exercise Price
                                              ---------   --------------

     Balance, December 31, 1993..             1,425,000       $ 1.34

       Granted...................             1,906,000         2.96
       Canceled..................               (33,000)        1.34
                                              ---------
     Balance, December 31, 1994..             3,298,000         2.28

       Granted...................             2,549,000         8.78
       Exercised.................               (12,000)        2.67
       Canceled..................               (49,000)        3.17
                                              ---------
     Balance, December 31, 1995..             5,786,000         5.14

       Granted                                1,080,000        13.53
       Exercised.................              (893,000)        1.70
       Canceled..................            (1,154,000)       19.09
                                              ---------
     Balance, December 31, 1996..             4,819,000         4.30
                                              =========

                       AMERICAN ONCOLOGY RESOURCES, INC.

The following table summarizes information about the Company's stock options outstanding at December 31, 1996:

                                                   Options Outstanding                       Options  Exercisable
                            -----------------------------------------------------       --------------------------------
                              Number          Weighted-Average        Weighted            Number             Weighted
       Range of             Outstanding          Remaining            Average           Exercisable          Average
    Exercise Prices         at 12/31/96       Contractual Life     Exercise Price       at 12/31/96        Exercise Price
    ---------------        ------------       ----------------     --------------       -----------        --------------
       $ 1 to 3             2,095,000             5.1 years          $  2.29             1,798,000            $  2.33
         4 to 9             2,676,000             6.8                   5.62             1,627,000               4.47
       15 to 24                48,000             8.9                  18.55                34,000              20.26
                           ------------                                                 -----------
        1 to 24             4,819,000             6.1                   4.30             3,459,000               3.51
                           ============                                                 ===========

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for fixed options granted to Company employees. Had compensation cost for the Company's five stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

                                                      Pro forma
                                                Year Ended December 31,
                                                -----------------------
                                                    1996        1995
                                                    ----        ----

     Net income...............................  $ 16,656    $ 10,406
     Net income per share.....................      0.35        0.26

     During the initial phase-in of SFAS No. 123, this pro forma is not likely to be representative of the effects on reported net income for future years as options granted prior to 1995 are not included in the calculation.

     Options granted in 1996 and 1995 had weighted-average fair values of $6.04 and $4.72, respectively. The fair value of each Common Stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants from all plans in 1996 and 1995:

                                                    1996        1995
                                                   ------      ------
     Expected life (years)....................         5           5
     Risk-free interest rate..................       5.1%        5.7%
     Expected volatility (post IPO)...........        87%         83%
     Expected dividend yield..................         0%          0%

                       AMERICAN ONCOLOGY RESOURCES, INC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under noncancelable operating lease agreements. Total future minimum lease payments, including escalation provisions and leases with entities affiliated with physician groups, are $9,450,000 in 1997, $7,222,000 in 1998, $6,071,000 in 1999, $4,857,000 in
2000, $4,294,000 in 2001 and $11,245,000 thereafter. Rental expense under noncancelable operating leases was $8,565,000 in 1996, $4,459,000 in 1995 and $874,000 in 1994.

     The Company and its affiliated physician groups maintain insurance with respect to medical malpractice risks on a claims-made basis in amounts believed to be customary and adequate. Management is not aware of any outstanding claims or unasserted claims probable of assertion against it or its affiliated physician groups which would have a material impact on the Company's financial position or results of operations.

NOTE 10 - RELATED PARTIES

     The management services agreement activity between the Company and the affiliated physician groups is reflected in the due to/from affiliated physician groups components on the consolidated balance sheet.

     The Company leases a portion of its medical office space and equipment, at rates which the Company believes approximate fair market value, from entities affiliated with certain of the stockholders of physician groups affiliated with the Company. Payments under these leases were $2,296,000 in 1996, $1,854,000 in 1995 and $150,000 in 1994 and total future commitments are $12,641,000.

     The subordinated notes are payable to the persons or entities which are also stockholders or holders of rights to receive Common Stock at specified future dates. Total interest expense to these parties was $3,885,000 in 1996, $1,909,000 in 1995 and $227,000 in 1994.

     A Director and a stockholder is a partner of a law firm utilized by the Company. The Company incurred $651,000 in 1996, $904,000 in 1995 and $401,000 in 1994 for legal services provided by the firm.

     Three of the Company's directors are practicing physicians with physician groups affiliated with the Company. In 1996, the three physician groups generated total medical service revenues of $37,725,000 of which $8,218,000 was retained by the groups and $29,507,000 was included in the Company's revenue.
In 1995, the three physician groups generated total medical service revenues of $31,782,000 of which $6,694,000 was retained by the groups and $25,088,000 was included in the Company's revenue. In 1994, two physician groups generated total medical service revenues of $17,205,000 of which $3,038,000 was retained by the groups and $14,167,000 was included in the Company's revenue.

                       AMERICAN ONCOLOGY RESOURCES, INC.

NOTE 11 - QUARTERLY FINANCIAL DATA

     The following table presents the Company's unaudited quarterly information (in thousands, except per share amounts):

                                                1996 Quarter Ended                      1995 Quarter Ended
                                       ------------------------------------    --------------------------------------
                                       Dec 31    Sep 30    Jun 30    Mar 31    Dec 31    Sep 30    Jun 30    Mar 31
                                       ------    ------    ------    ------    ------    ------    ------    ------
Revenue..............................  $63,635   $53,701   $47,374   $40,750   $34,433   $25,497   $24,644   $14,600
Income from operations...............    9,259     7,782     7,297     7,629     6,275     4,315     4,834     2,128
Net income...........................    4,840     4,303     4,060     4,447     3,913     4,654     2,068       982
Net income per share.................     0.10      0.09      0.09      0.09      0.09      0.10      0.06      0.03


NOTE 12 - SUBSEQUENT EVENTS

     From January 1, 1997 through March 14, 1997, the Company has expanded market share by amending long-term management agreements to affiliate with oncology physician groups located in Tulsa, Oklahoma; Williamsburg, Virginia; Las Vegas, Nevada and Norfolk, Virginia. Total consideration for these transactions was $30,176,000 including 700,732 shares of Common Stock to be issued with a value of $5,652,000.

     From January 1, 1997 through March 14, 1997, the Company has purchased 657,000 shares of Treasury Stock at an average price of $9.77.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERICAN ONCOLOGY RESOURCES, INC.


                                          By:  /s/  R. DALE ROSS
                                          _________________________________
                                          R. Dale Ross
                                          Chairman of the Board and
                                          Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURE                               TITLE                     DATE
    ---------                               -----                     ----

/s/  R. DALE ROSS              Chairman of the Board, Chief       March 20, 1997
_____________________________  Executive Officer and Director
     R. Dale Ross


/s/  LLOYD K. EVERSON, M.D.    President and Director             March 20, 1997
_____________________________
     Lloyd K. Everson, M.D.


/s/  L. FRED POUNDS            Vice President of Finance, Chief   March 21, 1997
_____________________________  Financial Officer and Treasurer
     L. Fred Pounds


/s/  RUSSELL L. CARSON         Director                           March 19, 1997
_____________________________
     Russell L. Carson


/s/  KYLE M. FINK, M.D.        Director                           March 19, 1997
_____________________________
     Kyle M. Fink, M.D.


/s/  RICHARD B. MAYOR          Director                           March 21, 1997
_____________________________
     Richard B. Mayor


/s/  MAGARAL S. MURALI, M.D.   Director                           March 19, 1997
 ____________________________
     Magaral S. Murali, M.D.


/s/  ROBERT A. ORTENZIO        Director                           March 19, 1997
_____________________________
     Robert A. Ortenzio

/s/  ANDREW M. PAUL                Director                       March 17, 1997
________________________________
     Andrew M. Paul


/s/  LEONARD M. RIGGS, JR., M.D.   Director                       March 19, 1997
________________________________
     Leonard M. Riggs, Jr., M.D.


/s/  EDWARD E. ROGOFF, M.D.        Director                       March 19, 1997
________________________________
     Edward E. Rogoff, M.D.