Form 10-Q
period 1997-03-31
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1997-05-15
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR

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

                                (281) 873-2674
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

   AS OF MAY 9, 1997, 28,645,826 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                   FORM 10-Q

                                 MARCH 31, 1997


                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        -------

PART I.  FINANCIAL INFORMATION
         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED BALANCE SHEET                       3
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS             4
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY   5
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS             6
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS       7
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

PART II.          OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          15

         SIGNATURES                                                         16


PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                       AMERICAN ONCOLOGY RESOURCES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                March 31,             December 31,
                                                  1997                    1996
                                                ----------            ------------
ASSETS                                       (unaudited)
Current assets:
   Cash and equivalents.................           $ 8,551        $        3,429
   Accounts receivable..................            72,206                61,183
  Prepaids and other current assets.....             5,500                 5,775
   Due from affiliated physician groups.             1,311                 5,356
                                                  --------              --------
       Total current assets.............            87,568                75,743

Property and equipment, net.............            21,063                18,943
Management service agreements, net......           265,150               240,034
Other assets............................             5,229                 4,680
                                                  --------              --------
                                                  $379,010              $339,400
                                                  ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of indebtedness...           $ 5,180              $  9,783
   Accounts payable.....................            23,663                15,148
   Due to affiliated physician groups...             1,796                   616
   Accrued compensation costs...........             1,589                 1,806
   Accrued interest payable.............             1,744                 2,325
   Income taxes payable.................             2,635                   641
   Other accrued liabilities............             2,916                 2,452
                                                  --------              --------
   Total current liabilities............            39,523                32,771

Deferred income taxes...................             3,883                 3,068
Long-term indebtedness..................           110,582                81,707
                                                  --------              --------
   Total liabilities....................           153,988               117,546
                                                  --------              --------

Stockholders' equity:
   Preferred stock, $.01 par value,
    1,000,000 shares authorized,
       none issued and outstanding......
   Common stock, $.01 par value,
    60,000,000 shares authorized,
     28,411,082 and 28,369,482 shares
      issued and
     27,531,056 and 27,371,422 shares
      outstanding.......................               284                   284
   Additional paid-in capital...........           136,106               139,804
   Common stock to be issued,
    17,388,480 and 17,462,782 shares....            63,382                61,225
   Treasury stock, 880,026 and 998,060
    shares..............................            (8,591)               (8,530)
   Retained earnings....................            33,841                29,071
                                                  --------              --------
   Total stockholders' equity...........           225,022               221,854
                                                  --------              --------

                                                  $379,010              $339,400
                                                  ========              ========

        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                               THREE MONTHS
                                              ENDED MARCH 31,
                                           1997           1996
                                         ---------      --------
Revenue................................   $70,396       $40,750

Operating expenses:
  Pharmaceuticals and supplies.........    32,138        14,958
  Practice compensation and benefits...    13,471         8,364
  Other practice costs.................     7,690         5,028
  General and administrative...........     4,171         2,869
  Depreciation and amortization........     3,037         1,902
                                          -------       -------
                                           60,507        33,121
                                          -------       -------
Income from operations.................     9,889         7,629
Other income (expense):
  Interest income......................       102           549
  Interest expense.....................    (1,745)       (1,006)
                                          -------       -------
Income before income taxes.............     8,246         7,172
Income taxes...........................     3,174         2,725
                                          -------       -------
Net income.............................   $ 5,072         4,447
                                          =======       =======
Net income per share...................   $   .11       $  $.09
                                          =======       =======
                                           47,392        47,338
Shares used in per share calculations..   =======       =======



        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             ADDITIONAL     COMMON      TREASURY
                                            COMMON STOCK       PAID-IN     STOCK TO      STOCK      RETAINED
                                          SHARES  PAR VALUE    CAPITAL    BE ISSUED       COST      EARNINGS     TOTAL
                                          ------  ---------  -----------  ----------  ------------  ---------  ----------
Balance at December 31, 1996............  28,369   $  284      $139,804     $61,225    $   (8,530)   $29,071    $221,854

Medical practice transactions-value of
 700,732 shares to be issued............                                      4,393                                4,393
Purchase of 657,000 shares of Treasury
 stock..................................                                                   (6,418)                (6,418)
Delivery of 775,034 shares of Common
 Stock issued from treasury.............                         (3,819)     (2,236)        6,357       (302)
 Exercise of options to purchase
  Common Stock..........................      42                    121                                              121

Net Income..............................                                                               5,072       5,072
                                          -----    ------     ---------    --------    ----------    -------    --------
Balance at March 31, 1997...............  28,411   $  284      $136,106     $63,382    $   (8,591)   $33,841    $225,022
                                          ======   ======      ========     =======    ==========    =======    ========




        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                              THREE MONTHS
                                             ENDED MARCH 31,
                                            1997       1996
                                          ---------  ---------
Cash flows from operating activities:
   Net income...........................  $  5,072   $  4,447
   Noncash adjustments:
       Depreciation and amortization....     3,037      1,902
       Deferred income taxes............       815        379
       Imputed interest on medical
        practice transactions...........                  113
   Cash provided (used), net of effects
    of medical practice
       transactions, by changes in:
       Accounts receivable..............    (8,942)    (4,487)
       Prepaids and other current assets       273     (1,559)
       Other assets.....................      (502)       (39)
       Accounts payable.................     8,452     (1,344)
       Due from/to affiliated physician
        groups..........................     5,548        954
       Income taxes payable.............     1,353     (1,865)
       Other accrued liabilities........    (2,668)       (17)
                                          --------   --------
   Net cash provided (used) by
    operating activities................    12,438     (1,516)
                                          --------   --------

Cash flows from investing activities:
   Net sales of short-term investments..               23,887
   Acquisition of property and equipment    (2,825)    (2,166)
   Net payments in medical practice
    transactions........................   (13,471)   (19,351)
                                          --------   --------
   Net cash provided (used) by
    investing activities................   (16,296)     2,370
                                          --------   --------

Cash flows from financing activities:
   Proceeds from credit facility........    32,000
   Repayment of credit facility.........   (10,000)
   Proceeds from other indebtedness.....       519
   Repayment of other indebtedness......    (7,242)   (15,411)
   Purchase of Treasury Stock...........    (6,418)
   Net proceeds from issuance of Common
    Stock...............................       121        218
                                          --------   --------
   Net cash provided  (used) by
    financing activities................     8,980    (15,193)
                                          --------   --------

Increase (decrease) in cash and
 equivalents............................     5,122    (14,339)
Cash and equivalents:
   Beginning of period..................     3,429     14,816
                                          --------   --------
   End of period........................  $  8,551   $    477
                                          ========   ========
Interest paid...........................  $  2,313   $  1,305
Taxes paid..............................       420      4,211
Noncash transactions:
   Tax benefit from exercise of
    non-qualified stock options.........                1,958
   Value of Common Stock to be issued
    in medical practice transactions....     4,393      4,149
   Delivery of Common Stock to be
    issued in medical practice
    transactions........................     2,236
   Debt issued in medical practice
    transactions........................     8,955      6,815


        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, which are normal and recurring in nature, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10K filed with the Securities and Exchange Commission on March 25, 1997.

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

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                             Three Months
                                           Ended March 31,
                                            1997      1996
                                          --------  --------
Medical service revenue.................   $92,137   $53,511
Amounts retained by medical practices...    21,741    12,761
                                           -------   -------
Revenue.................................   $70,396   $40,750
                                           =======   =======

Management service agreements at end of
 period.................................        35        25

                       AMERICAN ONCOLOGY RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

During the first quarter of 1997, the Company, through wholly-owned subsidiaries, acquired certain non-medical assets of, and amended long-term management agreements to affiliate with, four medical oncology practices. During the first quarter of 1996, the Company acquired certain non-medical assets of, and entered into long-term management service agreements with, three medical oncology practices. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):

                                              THREE MONTHS
                                            ENDED MARCH 31,
                                            1997       1996
                                          ---------  ---------
Cash and transaction costs..............    $13,870    $19,351
Liabilities assumed.....................      2,212        967
Issuance of short-term and subordinated       8.955      6,815
 notes..................................
Common Stock to be issued...............      4,393      4,149
                                            -------    -------
                                            $29,430    $31,282
                                            =======    =======

In conjunction with the medical practice transactions occurring in the first quarter of 1996, the Company is contingently obligated to pay up to an additional $2.6 million in future years, depending on the achievement of certain financial objectives. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated to the long-term management services agreements and will not immediately be charged to expense.

For transactions completed through March 31, 1997, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of the time are: 1,816,858 in 1997, 2,940,617 in 1998, 5,244,319 in 1999,
5,092,384 in 2000, 1,298,859 in 2001 and 995,443 thereafter.  Although such shares are not yet issued or outstanding, such shares are considered as outstanding for per share calculations.

The accompanying unaudited condensed consolidated financial statements include the results of operations derived from the management service agreements from their respective effective dates. The following unaudited pro forma information presents the results of operations assuming all 1997 and 1996 transactions were consummated on January 1, 1996. Such pro forma information is based on the historical financial information of the medical practices and does not include operational or other changes which might have been effected pursuant to the Company's management of the nonmedical aspects of such practices.

The pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands except share amounts):

                        THREE MONTHS ENDED MARCH 31,
                            1997           1996
                        -------------  -------------
Revenue...............        $71,961        $51,756
Net income............          5,097          4,679
Net income per share..           0.11           0.10

NOTE 4- CAPITALIZATION


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

                       AMERICAN ONCOLOGY RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Effective May 8, 1997, the Company's stockholders approved an increase in the number of shares of Common Stock authorized to be issued to 80,000,000 shares. In addition, the Company's Key Employee Stock Option Plan ("Plan") was amended to increase the number of shares available for grants under the Plan to 7% from 5% of the Company's outstanding Common Stock (includig shares to be issued at future specified dates).

During the first quarter of 1997, options to purchase 436,050 shares of Common Stock at $10.56 per share were granted under the Company's various stock option plans, of which 242,500 were granted to executive officers and directors.
During the first quarter of 1997, options to purchase 41,600 shares of Common Stock at $2.67 to $4.125 per share were exercised, of which 30,000 were exercised by executive officers and directors. During the first quarter of 1997, options to purchase 42,624 shares of Common Stock were canceled. At March 31, 1997, there were options to purchase 5,170,394 shares of Common Stock outstanding under the Company's various stock option plans at exercise prices of $1.34 to $24.18 per share.

On August 13, 1996, the Board of Directors of the Company authorized the repurchase of up to 3,000,000 shares of the Company's Common Stock in public or private transactions. From November 1996 through January 1997, the Company repurchased 1,767,500 shares of Common Stock at an average price of $8.96 to be held as treasury stock. On March 3, 1997 and March 17, 1997, the Company issued 555,616 and 219,418 shares, respectively, from treasury stock to affiliated physicians in connection with two 1995 medical practice transactions.

On May 16, 1996, the Board of Directors of the Company declared a two-for-one stock split of the Company's Common Stock which was paid on June 10, 1996 to stockholders of record on May 31, 1996. All references herein to the number of shares and per share amounts have been adjusted to reflect the effect of the split.


NOTE 5- INDEBTEDNESS

Indebtedness consists of the following (in thousands):

                                       MARCH 31, 1997   DECEMBER 31, 1996
                                       ---------------  ------------------
Short-term notes payable.............                             $ 4,219
Subordinate notes....................        $ 68,151              62,113
Credit facility......................          45,000              23,000
Capital lease obligations and other..           2,611               2,158
                                             --------             -------
                                              115,762              91,490
Less current maturities..............          (5,180)             (9,783)
                                             --------             -------
                                             $110,582             $81,707
                                             ========             =======

The Company has a loan agreement and revolving credit facility ("Credit Facility") with First Union National Bank of North Carolina ("First Union") individually and as Agent for seven additional lenders ("Lenders"), which was amended as of October 30, 1996 to increase the amount available for borrowing thereunder to $150 million through October 31, 2001. Proceeds of loans may be used to finance medical group transactions, provide working capital or for other general corporate uses. At March 31, 1997, the Company had an outstanding balance of $45 million under the Credit Facility which consisted of multiple draws with maturities up to 32 days. The Company has classified this facility as long term due to its ability and intent to renew the obligations through 1998.

Borrowings under the Credit Facility are secured by capital stock of the Company's subsidiaries and all material contracts, including management service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offer Rate plus a range from .5% to 1.5% (determined under a specific formula). Interest on amounts outstanding under Base rate loans is due quarterly while interest on London Interbank Offer Rate related loans is due upon maturity. The weighted average interest rate outstanding on draws under the Credit Facility at March 31, 1997 was 6.58%.

The Company is subject to restrictive covenants under the facility, including the maintenance of certain financial ratios. The agreement limits certain activities such as additional indebtedness, sales of assets, investments,

                       AMERICAN ONCOLOGY RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

capital expenditures, mergers and consolidations and the payment of dividends. Under certain circumstances, additional medical practice transactions may require First Union and the Lenders' consent.

The Company has a $5,000,000 Master Lease Agreement to provide equipment financing for use in operations. At March 31, 1997, the Company had no outstanding balance under the Master Lease Agreement.

NOTE 6- EARNINGS PER SHARE

The computation of earnings per share is based on the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the periods in accordance with the requirements of the Securities and Exchange Commission
(SEC). All options to purchase Common Stock, shares issued and commitments to issue Common Stock at specified future dates are assumed to have been outstanding Common Stock equivalents under the treasury stock method for each of the periods presented. Fully diluted earnings per share has not been presented because it does not differ materially from the primary per share computations.

The table summarizes the determination of shares used in per share calculations (in thousands):

                                           THREE MONTHS
                                          ENDED MARCH 31,
                                           1997     1996
                                          -------  ------
Outstanding at end of period:
  Common Stock..........................   27,531  27,746
  Common Stock to be issued.............   17,388  15,612
                                           ------  ------
                                           44,919  43,358
Effect of weighting and assumed share
 equivalents for grants and issuances
 at less than the weighted average price    2,473   3,980
                                           ------  ------

Shares used in per share calculations...   47,392  47,338
                                           ======  ======


NOTE 7 - SUBSEQUENT EVENTS

In April 1997, the Company amended long-term management agreements to affiliate with oncology physician groups located in Austin, Texas; Indianapolis, Indiana; Portland, Oregon and Alexandria, Virginia. Total consideration consisted of cash and transaction costs of approximately $9,599,000, promissory notes approximating $5,018,000, contingent promissory notes of $600,000, and 635,154 shares of Common Stock to be delivered at specific future dates as follows:
127,032 in 2000, 127,032 in 2001, and 381,090 in 2002.

NOTE 8 - RECENT PRONOUNCEMENTS

In 1997, Financial Accounting Standards No. 128 ("FAS 128") Earnings Per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods.

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

FORWARD LOOKING STATEMENTS

The statements contained in this report, in addition to historical information, are forward looking statements based on the Company's current expectations, and actual results may vary materially. The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to enter into affiliations with new physician practices and to successfully integrate such practices, the results of operations of groups currently affiliated with the Company, competition, reductions in third party reimbursement for services rendered by physician groups affiliated with the Company, health care regulation and other risks generally affecting the health care industry. Please refer to the Company's 1996 Annual Report on Form 10-K for a more detailed discussion of such risks and uncertainties. These forward looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS OF OPERATIONS

Since the Company's incorporation in October 1992, it has grown rapidly from managing six affiliated physicians in one state to 250 affiliated physicians and 35 oncology practices in fifteen states as of March 31, 1997. For the first quarter of 1997 and 1996, only one of the Company's affiliated physician groups contributed more than 10% of the Company's revenue which was 10% and 11%,
respectively, of total revenue.   For the first quarter of 1997, the payor mix
of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 46% for managed care and 21% for private insurance and other payors. For the first quarter of 1996, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 34% for Medicare and Medicaid, 45% for managed care, and 21% for
private insurance and other payors.   Because of the number of physician groups
with which the Company has recently affiliated and the different payor mix of each affiliated physician group, meaningful year-to-year payor trends cannot yet be identified.

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

                                              THREE MONTHS
                                           ENDED MARCH 31,
                                           1997          1996
                                       ------------  ------------
Revenue..............................        100.0%        100.0%
                                             -----         -----
Operating expenses:..................
 Pharmaceuticals and supplies........         45.7          36.7
 Practice compensation and benefits..         19.1          20.5
 Other practice costs................         10.9          12.3
 General and administrative..........          5.9           7.1
 Depreciation and amortization.......          4.3           4.7
Net interest expense.................          2.4           1.1
                                             -----         -----
Income before income taxes...........         11.7          17.6
Income taxes.........................          4.5           6.7
                                             -----         -----
Net income (loss)....................          7.2%         10.9%
                                             =====         =====


1997 COMPARED TO 1996

  The Company amended management agreements to affiliate with four oncology practices in the first quarter of 1997 and entered into new management agreements with three oncology practices in the first quarter of 1996. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations from the first quarter of 1996 to the first quarter of 1997 were caused, in part, by affiliations with these oncology practices.

  Revenue. Revenue for the first quarter of 1997 increased $29.6 million or 73% over the comparable period of the prior year. Of the increase in first quarter revenue, $11.7 million was attributable to the addition of ten new oncology practices with whom the Company entered into new management agreements after March 31, 1996. The remaining increase in revenue of $17.9 million for the first quarter of 1997 was attributable to the increase in medical practice revenue for affiliated physician practices with whom the Company entered into management agreements prior to March 31, 1996. Revenue for markets under management in the first quarter of 1996 and 1997 increased 45% over the same period from the prior year. The methodology for calculating same market growth is a change from the same practice growth disclosed in prior periods. The Company changed the methodology to more accurately reflect the revenue growth for a market from period to period as well as the changing structure of new physician transactions in 1997. Under the new method, revenue growth for all practices within a metropolitan service area in which the Company has operations in both periods is treated as same market growth. Under the old methodology, the same practice growth for the first quarter of 1997 over the comparable period in 1996 would have been a 34% increase in revenue. The growth in practice revenue resulted from the recruitment of new physicians, expansion of services, affiliation with new physician groups, increases in patient volume and, to a lesser extent, price adjustments for certain physician services.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician practices, for the first quarter ended March 31, 1997 increased $17.2 million or 115% over the comparable prior year peiod. Of this increase, $6.1 million was attributable to the addition of ten new oncology practices with whom the Company entered into new management agreements after March 31, 1996. The remaining increase is principally the result of the expansion of services and increase in patient volume of practices with whom the Company entered into management agreements prior to March 31, 1996. As a percentage of revenue, pharmaceuticals and supplies increased to 45.7% in the first quarter of 1997

Item 2.                AMERICAN ONCOLOGY RESOURCES, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

from 36.7% in the first quarter of 1996. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue, the introduction of a number of new chemotherapy agents and, to a lesser extent, lower reimbursement from payors. Management expects that third-party payors will continue to negotiate medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may continue to reduce the Company's margins with respect to such items. The Company has adopted a number of strategies to address this matter, including initiating preferred pharmaceutical relationships.

  Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the employees of the affiliated physician practices (excluding affiliated oncologists) and the employees of the Company who are located at the affiliated physician practice sites, for the first quarter of 1997 increased $5.1 million or 61% over the comparable prior year period. Of the increase for the first quarter of 1997, $2.1 million was attributable to the addition of ten affiliated oncology practices with whom the Company entered into new management agreements after March 31, 1996. As a percentage of revenue, practice compensation and benefits decreased to 19.1% in the first quarter of 1997 from 20.5% in the first quarter of 1996. Decreases in practice compensation and benefit costs as a percentage of revenue resulted from economies of scale.

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, for the first quarter of 1997 increased $2.7 million or 53% over the comparable prior year period. Of the increase for the three months ended March 31, 1997, $0.9 million was attributable to the addition of ten affiliated oncology practices with whom the Company entered into new management agreements after March 31, 1996. As a percentage of revenue, other practice costs decreased to 10.9% in the first quarter of 1997 as compared to 12.3% in the same period in 1996. Decreases in other practice costs as a percentage of revenue resulted from economies of scale.

  General and Administrative. General corporate expenses for the first quarter ended March 31, 1997 increased $1.3 million or 45% over the comparable prior year period. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since March 31, 1996. As a percentage of revenue, general and administrative expenses decreased to 5.9% in the first quarter of 1997 from 7.1% in the first quarter of 1996, primarily as a result of economies of scale.

  Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended March 31, 1997 increased $1.1 million or 60% over the comparable prior year period. This increase was primarily the result of amortization of intangible assets associated with the Company's entering into new and amending existing management agreements with physician groups.

  Interest. Net interest expense increased to $1.6 million for the first quarter of 1997 from $0.5 million in the same period of 1996. The increase was primarily attributable to interest expense on borrowings used to fund cash consideration and physician debt issued for seventeen medical practice transactions, including both new and amendments to existing management agreements, since March 31, 1996. In the future, management expects that net interest expense as a percentage of revenue will increase slightly due to anticipated debt related to medical practice transactions and the development of integrated cancer centers.

  Income Taxes. For the first quarter of 1997 and 1996, the Company recognized a tax provision of $3.2 million and $2.7 million, respectively, at estimated
annual effective rates of 38.5% and 38.0%, respectively.   The effective annual
tax rates represent management's best estimate of the tax provision based on the existing state revenue mix.

Item 2.                AMERICAN ONCOLOGY RESOURCES, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES


  The Company requires capital primarily to enter into new or amended management agreements with, and to purchase the nonmedical assets of, oncology medical practices. During the quarter ended March 31, 1997, the Company paid total consideration of $29.4 million for the affiliation of four oncology practices through amending existing management agreements, including cash and transaction costs of $13.9 million. During the comparable period of the prior year, the Company paid $31.3 million for management agreements with physician groups including cash and transaction costs of $19.4 million.

  To fund this rapid growth and development, the Company has satisfied its transaction and working capital needs through a recapitalization, private debt and equity financings, and borrowings under a $150 million syndicated revolving Credit Facility with First Union. The Company has relied primarily on management fees received from its affiliated physician practices to fund operations. Cash derived from operations was $12.4 million for the first quarter of 1997, while cash used in operations in the comparable period of 1996 was $1.5 million. The increase is due primarily to the operations of the oncology practices with whom the Company has affiliated since March 31, 1996, and the effect of the reversal of the accelerated payments made in December 1996 to the affiliated physician groups.

  During the first quarter of 1997, the Company borrowed $32 million under the Credit Facility to fund medical practice transactions and the purchase of treasury stock. Of the 1997 borrowings, $10 million was repaid during the
quarter.   Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offer Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management service agreements, its equity ownership in its subsidiaries and all other securities owned by the Company (other than treasury shares of the Company) are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants.


  At March 31, 1997, the Company had working capital of $48.0 million and cash and cash equivalents of $8.6 million. The Company also had $39.5 million of current liabilities, including approximately $5.2 million of short term notes payable and long-term indebtedness maturing before March 31, 1998. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups, the purchase of medical equipment and the acquisition of real estate for the development of integrated cancer centers. The Company expects that the existing cash and investment balances, cash generated from operations and amounts available under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next 12 months.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

                       AMERICAN ONCOLOGY RESOURCES, INC.

(a)  Exhibits

     Exhibit
     Number    Description
     ------    -----------

      3.1      Articles of Incorporation, as amended

      3.2      By-Laws, as amended

     11        Statement Re - Computation of Per Share Earnings

     27        Financial Data Schedule


(b)    Reports on Form 8-K

  The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 12, 1997             AMERICAN ONCOLOGY RESOURCES, INC.



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

     3.2               By-Laws, as amended

    11                 Statement Re - Computation of Per Share Earnings

    27                 Financial Data Schedule