Form 10-Q
period 1997-06-30
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1997-08-13
CIK 943061

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 JUNE 30, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-26190

                       AMERICAN ONCOLOGY RESOURCES, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                84-1213501
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER
                ORGANIZATION)                         IDENTIFICATION NO.)

                      16825 NORTHCHASE DRIVE, SUITE 1300
                                HOUSTON, TEXAS
                                     77060
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (281) 873-2674
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                                ---       ---

   AS OF AUGUST 7, 1997, 28,805,252 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1997


                               TABLE OF CONTENTS


                                                                            PAGE NO.
                                                                            --------

PART I.  FINANCIAL INFORMATION
       ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED BALANCE SHEET                         3
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS               4
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY     5
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS               6
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         7
       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               12

PART II. OTHER INFORMATION
       ITEM 2.    CHANGE IN SECURITIES                                        16
       ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS           17
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            18

       SIGNATURES                                                             19


PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                       AMERICAN ONCOLOGY RESOURCES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               June 30,      December 31,
                                                 1997           1996
                                              ---------      -----------
             ASSETS                          (unaudited)
Current assets:
  Cash and equivalents..................      $  7,383        $  3,429
  Accounts receivable...................        75,069          61,183
  Prepaids and other current assets.....         5,191           5,775
  Due from affiliated physician groups..         2,867           5,356
                                              --------        --------
   Total current assets.................        90,510          75,743

Property and equipment, net.............        24,777          18,943
Management service agreements, net......       281,363         240,034
Other assets............................         4,477           4,680
                                              --------        --------
                                              $401,127        $339,400
                                              ========        ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of indebtedness....      $  5,010        $  9,783
  Accounts payable......................        23,072          15,148
  Due to affiliated physician groups....         6,701             616
  Accrued compensation costs............         2,367           1,806
  Accrued interest payable..............         2,701           2,325
  Income taxes payable..................           173             641
  Other accrued liabilities.............         3,109           2,452
                                              --------        --------
   Total current liabilities............        43,133          32,771
Deferred income taxes...................         5,634           3,068
Long-term indebtedness..................       117,859          81,707
                                              --------        --------
   Total liabilities....................       166,626         117,546
                                              --------        --------

Stockholders' equity:
 Preferred stock, $.01 par value,
  500,000 shares authorized,
  none issued and outstanding...........
 Series A Preferred Stock, $.01 par
  value, 500,000 shares authorized and
  reserved, none issued and outstanding.
 Common stock, $.01 par value,
  80,000,000 shares authorized,
  28,649,630 and 28,369,482 shares
  issued and 28,649,630 and 27,371,422
  shares outstanding....................           286             284
 Additional paid-in capital.............       132,496         139,804
 Common stock to be issued, 16,942,518
  and 17,462,782  shares................        63,237          61,225
 Treasury stock, 998,060 shares.........                        (8,530)
 Retained earnings......................        38,482          29,071
                                              --------        --------
   Total stockholders' equity...........       234,501         221,854
                                              --------        --------
                                              $401,127        $339,400
                                              ========        ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                             THREE MONTHS          SIX MONTHS
                                            ENDED JUNE 30,       ENDED JUNE 30,
                                           1997       1996       1997       1996
                                         ---------  ---------  ---------  --------
Revenue................................   $79,525    $47,374   $149,921   $88,124

Operating expenses:
  Pharmaceuticals and supplies.........    36,002     18,806     68,140    33,997
  Practice compensation and benefits...    14,588      9,700     28,059    18,064
  Other practice costs.................     8,634      5,668     16,324    10,463
  General and administrative...........     5,647      3,711      9,818     6,580
  Depreciation and amortization........     3,311      2,192      6,348     4,094
                                          -------    -------   --------   -------
                                           68,182     40,077    128,689    73,198
                                          -------    -------   --------   -------
Income from operations.................    11,343      7,297     21,232    14,926
Other income (expense):
  Interest income......................        74        202        176       751
  Interest expense.....................    (2,117)      (950)    (3,862)   (1,956)
                                          -------    -------   --------   -------
Income before income taxes.............     9,300      6,549     17,546    13,721
Income taxes...........................     3,581      2,489      6,755     5,214
                                          -------    -------   --------   -------
Net income.............................   $ 5,719    $ 4,060   $ 10,791   $ 8,507
                                          =======    =======   ========   =======
Net income per share...................     $0.12      $0.09      $0.23     $0.18
                                          =======    =======   ========   =======
                                           48,431     47,555     47,912    47,447
Shares used in per share calculations..   =======    =======   ========   =======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              ADDITIONAL     COMMON      TREASURY
                                             COMMON STOCK       PAID-IN     STOCK TO      STOCK      RETAINED
                                          SHARES   PAR VALUE    CAPITAL    BE ISSUED       COST      EARNINGS     TOTAL
                                          -------  ---------  -----------  ----------  ------------  ---------  ----------
Balance at December 31, 1996............   28,369       $284    $139,804    $ 61,225    $   (8,530)   $29,071    $221,854
Medical practice transactions-value of
 1,364,544 shares to be issued..........                                       7,979                                7,979
Purchase of 657,000 shares of Treasury
 stock..................................                                                    (6,418)                (6,418)
Delivery of 1,650,064 shares of Common
 Stock issued from treasury.............                          (7,975)     (5,545)       14,900     (1,380)
Delivery of 234,744 shares from
 issuance of Common Stock...............      235          2         420        (422)
Exercise of options to purchase
 Common Stock...........................       45                     96                        48                    144
Tax benefit from exercise of
 non-qualified stock options............                             151                                              151
Net Income..............................                                                               10,791      10,791
                                           ------       ----    --------    --------    ----------    -------    --------
Balance at June 30, 1997................   28,649       $286    $132,496    $ 63,237    $        -    $38,482    $234,501
                                           ======       ====    ========    ========    ==========    =======    ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               SIX MONTHS
                                             ENDED JUNE 30,
                                            1997       1996
                                          ---------  ---------
Cash flows from operating activities:
   Net income...........................  $ 10,791   $  8,507
   Noncash adjustments:
       Depreciation and amortization....     6,348      4,094
       Deferred income taxes............     2,566      1,073
       Imputed interest on medical
        practice transactions...........                  113
   Cash provided (used), net of effects
    of medical practice transactions,
    by changes in:
       Accounts receivable..............   (11,109)    (9,094)
       Prepaids and other current assets       582     (1,151)
       Income taxes receivable..........                  644
       Other assets.....................       175       (769)
       Accounts payable.................     7,272      2,485
       Due from/to affiliated physician
        groups..........................     8,897        724
       Income taxes payable.............      (317)    (2,298)
       Other accrued liabilities........    (1,150)     1,082
                                          --------   --------
         Net cash provided by operating
          activities....................    24,055      5,410
Cash flows from investing activities:     --------   --------

   Net sales of short-term investments..               31,334
   Acquisition of property and equipment    (7,092)    (3,255)
   Net payments in medical practice
    transactions........................   (24,004)   (29,976)
         Net cash used in investing       --------   --------
          activities....................   (31,096)    (1,897)
                                          --------   --------


Cash flows from financing activities:
   Proceeds from credit facility........    45,000
   Repayment of credit facility.........   (21,000)
   Repayment of other indebtedness......    (6,728)   (15,535)
   Purchase of Treasury Stock...........    (6,418)
   Net proceeds from issuance of Common
    Stock...............................       141      1,055
                                          --------   --------
         Net cash provided (used) by
          financing activities..........    10,995    (14,480)
                                          --------   --------
Increase (decrease) in cash and
 equivalents............................     3,954    (10,967)
Cash and equivalents:
   Beginning of period..................     3,429     14,816
                                          --------   --------
   End of period........................  $  7,383   $  3,849
                                          ========   ========
Interest paid...........................  $  3,484   $  1,398
Taxes paid..............................     4,538      5,791
Noncash transactions:
   Tax benefit from exercise of
    non-qualified stock options.........       151      6,570
   Value of Common Stock to be issued
    in medical practice transactions....     7,979      6,629
   Delivery of Common Stock to be
    issued in medical practice
    transactions........................     5,967
   Debt issued in medical practice
    transactions........................    14,393     11,078

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, which are normal and recurring in nature, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 25, 1997.

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

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                            THREE MONTHS           SIX MONTHS
                                           ENDED JUNE 30,        ENDED JUNE 30,
                                           1997       1996      1997       1996
                                         ---------  --------  ---------  ---------
Medical service revenue................   $105,602   $62,391   $197,739   $115,902
Amounts retained by medical practices..     26,077    15,017     47,818     27,778
                                          --------   -------   --------   --------
Revenue................................   $ 79,525   $47,374   $149,921   $ 88,124
                                          ========   =======   ========   ========
Management service agreements
    at end of period...................         35        28         35         28

                       AMERICAN ONCOLOGY RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

During the first six months of 1997, the Company, through wholly-owned subsidiaries, acquired certain non-medical assets of, and amended long-term management agreements to affiliate with, seven medical oncology practices and two radiation oncology practices. During the first six months of 1996, the Company acquired certain non-medical assets of, and entered into long-term management service agreements with, six medical oncology practices. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):


                                             THREE MONTHS         SIX MONTHS
                                            ENDED JUNE 30,      ENDED JUNE 30,
                                            1997      1996      1997      1996
                                          --------  --------  --------  --------

Cash and transaction costs..............   $10,134   $10,625   $24,004   $29,976
Liabilities assumed.....................       592       832     2,804     1,799
Issuance of short-term and subordinated
   notes................................     5,438     4,263    14,393    11,078
Common Stock to be issued...............     3,586     2,480     7,979     6,629
                                           -------   -------   -------   -------
                                           $19,750   $18,200   $49,180   $49,482
                                           =======   =======   =======   =======

In conjunction with the medical practice transactions occurring since inception, the Company is contingently obligated to pay up to an additional $3.4 million in future years depending on the achievement of certain financial objectives, of which $.6 million related to medical practice transactions occurring in the first six months of 1997. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated to the long-term management services agreements and will not immediately be charged to expense.

For transactions completed through June 30, 1997, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of the time are: 707,084 in 1997, 2,940,617 in 1998, 5,244,319 in 1999,
5,225,148 in 2000, 1,431,623 in 2001 and 1,393,727 thereafter.  Although such shares are not yet issued or outstanding, such shares are considered as outstanding for per share calculations.

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

The pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands except share amounts):

                        SIX MONTHS ENDED JUNE 30,
                            1997         1996
                        ------------  -----------
Revenue...............      $153,394     $110,836
Net income............        11,143        9,634
Net income per share..      $   0.23     $   0.19


                       AMERICAN ONCOLOGY RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

During the first six months of 1997, options to purchase 736,500 shares of Common Stock at $8.13 TO $10.56 per share were granted under the Company's various stock option plans, of which 458,500 were granted to executive officers and directors. During the first six months of 1997, options to purchase 50,400 shares of Common Stock at $1.34 to $6.13 per share were exercised, of which 30,000 were exercised by executive officers and directors. During the first six months of 1997, options to purchase 82,824 shares of Common Stock were canceled. At June 30, 1997, there were options to purchase 5,421,844 shares of Common Stock outstanding under the Company's various stock option plans at exercise prices of $1.34 to $24.18 per share.

On May 16, 1997, the Board of Directors of the Company adopted a shareholder rights plan and, in connection therewith, declared a dividend of one Series A Preferred Share Purchase Right for each outstanding share of Common Stock. For a more detailed description of the shareholder rights plan, refer to the Company's Form 8-A filed with the Securities and Exchange Commission on June 2, 1997.

Effective May 8, 1997, the Company's stockholders approved an increase in the number of shares of Common Stock authorized to be issued to 80,000,000 shares. In addition, the Company's Key Employee Stock Option Plan ("Plan") was amended to increase the number of shares available for grants under the Plan to 7% from 5% of the Company's outstanding Common Stock (including shares to be issued at future specified dates).

On August 13, 1996, the Board of Directors of the Company authorized the repurchase of up to 3,000,000 shares of the Company's Common Stock in public or private transactions. From November 1996 through January 1997, the Company repurchased 1,767,500 shares of Common Stock at an average price of $8.96 to be held as treasury stock. During the first six months of 1997, the Company issued 1,650,064 shares from treasury stock to affiliated physicians in connection with a 1994 medical practice transaction and two 1995 medical practice transactions. The remaining 4,996 shares of treasury stock were issued in conjunction with the exercise of stock options during the first six months of 1997.

On May 16, 1996, the Board of Directors of the Company declared a two-for-one stock split of the Company's Common Stock which was paid on June 10, 1996 to stockholders of record on May 31, 1996. All references herein to the number of shares and per share amounts have been adjusted to reflect the effect of the split.

NOTE 5- INDEBTEDNESS

Indebtedness consists of the following (in thousands):

                                        JUNE 30,   DECEMBER 31,
                                          1997         1996
                                       ----------  -------------
Short-term notes payable.............                   $ 4,219
Subordinated notes...................   $ 73,442         62,113
Credit facility......................     47,000         23,000
Capital lease obligations and other..      2,427          2,158
                                        --------        -------
                                         122,869         91,490
Less current maturities..............     (5,010)        (9,783)
                                        --------        -------
                                        $117,859        $81,707
                                        ========        =======

                       AMERICAN ONCOLOGY RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The Company has a loan agreement and revolving credit facility ("Credit Facility") with First Union National Bank of North Carolina ("First Union") individually and as Agent for seven additional lenders ("Lenders"), which was amended as of October 30, 1996 to increase the amount available for borrowing thereunder to $150 million through October 31, 2001. Proceeds of loans may be used to finance medical group transactions, to provide working capital or for other general corporate uses. At June 30, 1997, the Company had an outstanding balance of $47 million under the Credit Facility which consisted of multiple draws with maturities up to 30 days. The Company has classified this facility as long term due to its ability and intent to renew the obligations through 1998.

Borrowings under the Credit Facility are secured by capital stock of the Company's subsidiaries and all material contracts, including management service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offer Rate plus a range from .5% to 1.5% (determined under a specific formula). Interest on amounts outstanding under Base rate loans is due quarterly while interest on London Interbank Offer Rate related loans is due upon maturity. The weighted average interest rate outstanding on draws under the Credit Facility at June 30, 1997 was 6.9%.

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

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into management agreements. Substantially all of the notes outstanding at June 30, 1997 and 1996 bear interest at 7%, are due in installments through 2003 and are subordinated to senior bank and certain other debt. If the Company fails to make payment under any of the notes, the respective physician group can terminate the related management service agreement for cause.

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

The table summarizes the determination of shares used in per share calculations (in thousands):

                                           THREE MONTHS     SIX MONTHS
                                          ENDED JUNE 30,  ENDED JUNE 30,
                                           1997    1996    1997    1996
                                          ------  ------  ------  ------
Outstanding at end of period:
  Common Stock..........................  28,650  28,342  28,650  28,342
  Common Stock to be issued.............  16,942  15,805  16,942  15,805
                                          ------  ------  ------  ------
                                          45,592  44,147  45,592  44,147
Effect of weighting and assumed share
 equivalents for grants and issuances
 at less than the weighted average
 price..................................   2,839   3,408   2,320   3,330
                                          ------  ------  ------  ------
Shares used in per share calculations...  48,431  47,555  47,912  47,447
                                          ======  ======  ======  ======


                       AMERICAN ONCOLOGY RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 7 - RECENT PRONOUNCEMENTS

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

Item 2.                  AMERICAN ONCOLOGY RESOURCES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

INTRODUCTION

American Oncology Resources, Inc. (the "Company") enters into management agreements with, and purchases the nonmedical assets of, medical and radiation oncology practices. Under the terms of the management agreements, the Company provides comprehensive management services to its affiliated oncology practices, including operational and administrative services, and furnishes personnel, facilities, supplies and equipment. These practices provide a broad range of medical services to cancer patients, integrating the specialties of medical oncology, hematology and radiation oncology. The Company's revenue consists of management fees and includes all medical practice operating costs for which the Company is contractually responsible.

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

RESULTS OF OPERATIONS

Since the Company's incorporation in October 1992, it has grown rapidly from managing six affiliated physicians in one state to 261 affiliated physicians and 35 oncology practices in sixteen states as of June 30, 1997. For the first six months of 1997 and 1996, only one of the Company's affiliated physician groups contributed more than 10% of the Company's revenue which was 10% and 12%,
respectively, of total revenue.   For the first six months of 1997, the payor
mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 32% for Medicare and Medicaid, 47% for managed care and 21% for private insurance and other payors. For the first six months of 1996, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 45% for managed care, and 22% for private insurance and other payors.

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

                                         THREE MONTHS       SIX MONTHS
                                        ENDED JUNE 30,    ENDED JUNE 30,
                                        1997     1996     1997     1996
                                       -------  -------  -------  -------
Revenue..............................   100.0%   100.0%   100.0%   100.0%
Operating expenses:
 Pharmaceuticals and supplies........    45.3     39.7     45.5     38.6
 Practice compensation and benefits..    18.3     20.5     18.7     20.5
 Other practice costs................    10.8     12.0     10.9     11.9
 General and administrative..........     7.1      7.8      6.5      7.5
 Depreciation and amortization.......     4.2      4.6      4.2      4.6
 Net interest expense................     2.6      1.6      2.5      1.3
                                        -----    -----    -----    -----
Income before income taxes...........    11.7     13.8     11.7     15.6
Income taxes.........................     4.5      5.2      4.5      5.9
                                        -----    -----    -----    -----
Net income (loss)....................     7.2%     8.6%     7.2%     9.7%
                                        =====    =====    =====    =====

1997 COMPARED TO 1996

  The Company amended management agreements to affiliate with nine oncology practices in the first six months of 1997 and entered into new management agreements with six oncology practices in the first six months of 1996. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations from the first six months of 1996 to the first six months of 1997 were caused, in part, by affiliations with these oncology practices.

  Revenue.  Revenue for the second quarter of 1997 increased $32.2 million or
68% over the comparable period of the prior year.   Revenue for the first six
months of 1997 increased by $61.8 million or 70% over the comparable prior year period. Of the increases in revenue for the second quarter and six month period ended June 30, 1996, $9.5 million and $18.2 million, respectively, were attributable to the addition of eight new oncology practices with whom the Company entered into new management agreements after June 30, 1996. The remaining increases in revenue of $22.7 million and $43.6 million for the second quarter and first six months of 1997, respectively, were attributable to the increase in medical practice revenue for affiliated physician practices with whom the Company either entered into management agreements prior to June 30, 1996 or through new affiliations created by amendments to existing management agreements. Revenue for the second quarter and first six months of 1997 for markets under management since June 30, 1996 increased 52% and 48%, respectively, over the same periods from the prior year. The growth in practice revenue resulted from the recruitment of new physicians, expansion of services, affiliation with new physician groups, increases in patient volume and, to a lesser extent, price adjustments for certain physician services. The Company changed the methodolgy of calculating the growth in practice revenue to more accurately reflect the revenue growth for a market from period to period as well as the changing structure of new physician transactions in 1997. Under the new method, revenue growth for all practices within a metropolitan service area in which the Company has operations in both periods is treated as same market growth, whereas the old methodology excluded new affiliations with physicians in existing markets. Excluding the transactions with new physicians in those existing markets during the second quarter and first six months of 1997 and the comparable period of 1996, revenue increased 32% and 31%, respectively.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician practices, for the second quarter ended June 30, 1997 increased $17.2

                         AMERICAN ONCOLOGY RESOURCES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

million or 91% over the comparable prior year period. Pharmaceuticals and supplies increased $34.1 million or 100% for the first six months of 1997 over the comparable period of the prior year. Of these increases for the second quarter and six months ended June 30, 1997, $4.6 million and $9.0 million, respectively, were attributable to the addition of eight new oncology practices with whom the Company entered into new management agreements after June 30, 1996. The remaining increases are principally the result of the expansion of services and increase in patient volume of practices with whom the Company entered into management agreements prior to June 30, 1996 as well as the affiliation of new physician groups through amended management agreements. As a percentage of revenue, pharmaceuticals and supplies increased to 45.3% and 45.5% in the second quarter and first six months of 1997, respectively, from 39.7% and 38.6% in the comparable periods of 1996. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue (resulting from the introduction of a number of new chemotherapy agents and regimens) and, to a lesser extent, lower reimbursement from payors. The Company has adopted a number of strategies to address this matter, including initiating preferred pharmaceutical relationships, which have resulted in a decrease in pharmaceuticals and supplies as a percentage of revenue when comparing the first quarter of 1997 to the second quarter of 1997. Management expects that third-party payors will continue to negotiate medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may continue to reduce the Company's margins with respect to such items.

  Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the employees of the affiliated physician practices (excluding affiliated oncologists) and the employees of the Company who are located at the affiliated physician practice sites, for the second quarter and first six months of 1997 increased $4.9 million or 50% and $10.0 million or 55%, respectively, over the comparable prior year periods. Of these increases for the second quarter and the first six months of 1997, $1.6 million and $3.3 million, respectively, were attributable to the addition of eight affiliated oncology practices with whom the Company entered into new management agreements after June 30, 1996. As a percentage of revenue, practice compensation and benefits decreased to 18.3% and 18.7% in the second quarter and first six months of 1997, respectively, from 20.5% in both comparable periods of 1996. Decreases in practice compensation and benefit costs as a percentage of revenue resulted from economies of scale.

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, for the second quarter of 1997 increased $3.0 million or 52% over the comparable prior year period. For the six months ended June 30, 1997, practice costs have
increased $5.9 million or 56%.   Of these increases for the second quarter and
first six months of 1997, $0.8 million and $1.5 million, respectively, were attributable to the addition of eight affiliated oncology practices with whom the Company entered into new management agreements after June 30, 1996. As a percentage of revenue, other practice costs decreased to 10.8% and 10.9% in the second quarter and first six months of 1997, respectively, as compared to 12.0% and 11.9% in the comparable periods of 1996. Decreases in other practice costs as a percentage of revenue resulted from economies of scale.

  General and Administrative. General corporate expenses for the second quarter ended June 30, 1997 increased $1.9 million or 52% over the comparable prior year period. General corporate expenses for the six month period increased $3.2 million or 49% over the same period in the prior year. These increases were primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since June 30, 1996. As a percentage of revenue, general and administrative expenses decreased to 7.1% and 6.5% in the second quarter and first six months of 1997, respectively, from 7.8% and 7.5% in the comparable periods of 1996, primarily as a result of economies of scale.

  Depreciation and Amortization. Depreciation and amortization expenses for the second quarter ended June 30, 1997 increased $1.1 million or 51% over the comparable prior year period, while for the six month period ended June 30, 1997 depreciation and amortization expenses increased $2.3 million or 55%. This increase was primarily the result of amortization of intangible assets associated with the Company's entering into new and amending existing management agreements with physician groups.

                         AMERICAN ONCOLOGY RESOURCES, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  Interest. Net interest expense increased to $2.0 million and $3.7 million during the second quarter and first six months of 1997 from $0.7 million and $1.2 million in the same periods of 1996. The increase was primarily attributable to interest expense on borrowings used to fund cash consideration and physician debt issued for seventeen medical practice transactions, including both new and amendments to existing management agreements, since June 30, 1996. In the future, management expects that net interest expense as a percentage of revenue will increase slightly due to anticipated debt related to medical practice transactions and the development of integrated cancer centers.

  Income Taxes. For the first six months of 1997 and 1996, the Company recognized a tax provision of $6.8 million and $5.2 million, respectively, at estimated annual effective rates of 38.5% and 38.0%, respectively. The effective annual tax rates represent management's best estimate of the tax provision based on the existing revenue mix by state.


LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily to enter into new or amended management agreements with, and to purchase the nonmedical assets of, oncology medical and radiation practices. During the first six months of 1997, the Company paid total consideration of $49 million for the affiliation of nine oncology practices through amending existing management agreements including cash and transaction costs of $24 million. During the comparable period of the prior year, the Company paid $49 million for management agreements with physician groups including cash and transaction costs of $30 million.

  To fund this rapid growth and development, the Company has satisfied its transaction and working capital needs through funds raised in the equity offering and borrowings under a $150 million syndicated revolving Credit Facility with First Union. The Company has relied primarily on management fees received from its affiliated physician practices to fund operations. Cash derived from operations was $24.1 million for the first six months of 1997 and $5.4 in the comparable period of 1996. The increase is due primarily to the operations of the oncology practices with whom the Company has affiliated since June 30, 1996.

  During the first six months of 1997, the Company borrowed $45 million under the Credit Facility to fund medical practice transactions and the purchase of treasury stock. Of the borrowings, $21 million was repaid during the first six
months of 1997.   Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offer Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management service agreements, its equity ownership in its subsidiaries and all other securities owned by the Company (other than treasury shares of the Company) are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants.

  At June 30, 1997, the Company had working capital of $47.4 million and cash and cash equivalents of $7.4 million. The Company also had $43.1 million of current liabilities, including approximately $5.0 million of short term notes payable and long-term indebtedness maturing before June 30, 1998. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups, the purchase of medical equipment and the acquisition of real estate for the development of integrated cancer centers. The Company expects that the existing cash and investment balances, cash generated from operations and amounts available under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next 12 months.

PART II.  OTHER INFORMATION



ITEM 2.    Changes in Securities

  On May 16, 1997, the Board of Directors of the Company adopted a shareholder rights plan and, in connection therewith, declared a dividend of one Series A Preferred Share Purchase Right for each outstanding share of Common Stock. For a more detailed description of the shareholder rights plan, refer to the Company's Form 8-A filed with the Securities and Exchange Commission on June 2, 1997.

  In connection with each affiliation transaction between the Company and an oncology group, the Company purchases the nonmedical assets of, and enters into a long-term management agreement with, that oncology group. In consideration for that arrangement, the Company typically pays cash, issues subordinated promissory notes (in general, payable in equal installments on the third through seventh anniversaries of the closing date at an annual interest rate of seven percent) and unconditionally agrees to delivery shares of Common Stock at future specified dates (in general, on each of the third through fifth anniversaries of the closing date). The price per share is the lower of the average of the closing price per share for the five days preceding the date of the letter of intent or the closing date with respect to such affiliation transaction.

  The following table describes all unregistered sales by the Company of the Company's securities during the first six months of 1997. Each sale was a private placement made in connection with a physician transaction, described in general in the preceding paragraph, to affiliated oncologists, the overwhelming majority of whom are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

                                             Number of Shares of   Aggregate Principal
 Date of Transaction   Number of Physicians   Common Stock (1)      Amount of Notes
---------------------  --------------------  -------------------   -------------------
        1/97                 2                      94,452                1,620,000
        1/97                 2                      67,022                  858,550
        3/97                 1                      25,134                  470,000
        3/97                 8                     514,124                6,006,000
        4/97                 4                     342,632                4,223,100
        4/97                 4                     249,717                        -
        4/97                 1                      12,717                  149,250
        4/97                 1                      30,088                  646,000
        6/97                 2                      28,658                  420,000

(1) In connection with each affiliation transaction, the Company unconditionally agrees to deliver shares of Common Stock at specified future dates.

PART II.  OTHER INFORMATION

ITEM 4.    Submission of Matters to Vote of Security Holders
(a)  May 8, 1997 annual meeting of stockholders.
(b) The following individuals, constituting the entire Board of Directors, were elected as directors at the meeting:

     Russell L. Carson, Lloyd K. Everson, M.D., Kyle M. Fink, M.D., Richard B. Mayor, Magaral S. Murali, M.D., Robert A. Ortenzio, Andrew M. Paul, Leonard
     M. Riggs, Jr., M.D., Edward E. Rogoff, M.D., R. Dale Ross

(c)
     Election of Directors
     ---------------------

                                                      Votes          Withheld
                                                        For          Authority
                                                  --------------  --------------
    Nominee:
    --------
    Russell L. Carson........................      22,405,012          61,576
    Lloyd K. Everson, M.D....................      22,405,012          61,576
    Kyle M. Fink, M.D........................      22,405,012          61,576
    Richard B. Mayor.........................      22,405,012          61,576
    Magaral S. Murali, M.D...................      22,405,012          61,576
    Robert A. Ortenzio.......................      22,405,012          61,576
    Andrew M. Paul...........................      22,405,012          61,576
    Leonard M. Riggs, Jr., M.D...............      22,405,012          61,576
    Edward E. Rogoff, M.D....................      22,405,012          61,576
    R. Dale Ross.............................      22,405,012          61,576

    Other Matters
    -------------

                                                                        Votes
      Description of                                 Votes             Against
          Matter                                      For             Abstained
    -------------------                          --------------     ------------
    Approval of amendment to the Company's
    Certificate of Incorporation increasing
    the amount of Common Stock  Authorized
    to be issued by the Company  from
    640,000,000 shares to 860,000,000
    shares..................................       22,237,338           229,250

    Approval of amendment to the
    Company's 1993 Non-Employee
    Director Stock Option Plan..............       18,797,343         3,669,245

    Ratification of appointment of Price
    Waterhouse LLP as the Company's
    independent accountants.................       22,436,996            29,592

  No broker non-votes were recorded.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit
  Number    Description
  ------    -----------

    3.1 Articles of Incorporation, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

    3.2 By-Laws, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

    4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2,
            1997)

   11       Statement Re - Computation of Per Share Earnings

   27       Financial Data Schedule


(b)    Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on May 9, 1997 reporting under item 2 and item 7, the acquisition, through a wholly-owned subsidiary, of the nonmedical assets of, and entry into a long-term management agreement with, Texas Radiation Oncology Group, L.L.P.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 1997          AMERICAN ONCOLOGY RESOURCES, INC.



                           By:     /s/   R. DALE ROSS
                                ------------------------------------
                                R. Dale Ross, Chairman of the Board
                                and Chief Executive Officer




                           By:     /s/   L. FRED POUNDS
                                ------------------------------------
                                L. Fred Pounds, Vice President of Finance
                                and Chief Financial Officer

                       AMERICAN ONCOLOGY RESOURCES, INC.
                                 EXHIBIT INDEX



Exhibit Number         Description of Exhibits
--------------         -----------------------
   3.1                 Articles of Incorporation, as amended (incorporated by
                       reference from Form 10-Q for the period ended March 31,
                       1997)

   3.2 By-Laws, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

   4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

   11                  Statement Re - Computation of Per Share Earnings

   27                  Financial Data Schedule