Form 10-Q
period 1997-09-30
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1997-11-07
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(Mark One)
[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997
                                      or
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES/EXCHANGE ACT OF 1934

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

   AS OF OCTOBER 31, 1997, 29,113,692 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1997


                               TABLE OF CONTENTS


                                                                                         PAGE NO.
                                                                                         --------

PART I.  FINANCIAL INFORMATION
         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED BALANCE SHEET                                       3
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS                             4
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                   5
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                             6
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       7
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             12

PART II. OTHER INFORMATION
         ITEM 2.  CHANGES IN SECURITIES                                                     16
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          17

         SIGNATURES                                                                         18


PART I.  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN ONCOLOGY RESOURCES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 September 30,            December 31,
                                                                                      1997                    1996
                                                                                 -------------         ----------------
                                  ASSETS                                          (UNAUDITED)
Current assets:
   Cash and equivalents.......................................................     $     4,289             $      3,429
   Accounts receivable........................................................          80,091                   61,183
  Prepaids and other current assets...........................................           6,881                    5,775
   Due from affiliated physician groups.......................................           1,014                    5,356
                                                                                      --------               ----------
       Total current assets...................................................          92,275                   75,743

Property and equipment, net...................................................          30,743                   18,943
Management service agreements, net............................................         280,974                  240,034
Other assets..................................................................           4,016                    4,680
                                                                                      --------               ----------
                                                                                   $   408,008              $   339,400
                                                                                      ========               ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of indebtedness.........................................     $     5,119              $     9,783
   Accounts payable...........................................................          26,690                   15,148
   Due to affiliated physician groups.........................................           4,123                      616
   Accrued compensation costs.................................................           2,179                    1,806
   Accrued interest payable...................................................           2,632                    2,325
   Income taxes payable.......................................................             107                      641
   Other accrued liabilities..................................................           4,930                    2,452
                                                                                      --------               ----------
   Total current liabilities..................................................          45,780                   32,771

Deferred income taxes.........................................................           7,279                    3,068
Long-term indebtedness........................................................         112,724                   81,707
                                                                                      --------               ----------
   Total liabilities..........................................................         165,783                  117,546
                                                                                      --------               ----------

Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized, none issued and outstanding............................................
  Series A Preferred Stock, $.01 par value, 500,000 shares authorized and reserved, none issued and outstanding......................................
  Common stock, $.01 par value, 80,000,000 shares authorized, 29,014,152 and
   28,369,482 shares issued and 29,014,152 and 27,371,422 shares outstanding..             290                      284
   Additional paid-in capital.................................................         134,374                  139,804
   Common stock to be issued, 16,815,126 and 17,462,782  shares...............          63,168                   61,225
   Treasury stock, 998,060 shares.............................................               -                   (8,530)
   Retained earnings..........................................................          44,393                   29,071
                                                                                      --------               ----------
   Total stockholders' equity.................................................         242,225                  221,854
                                                                                      --------               ----------
                                                                                   $   408,008              $   339,400
                                                                                      ========               ==========

        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                  (unaudited)


                                                                      Three Months                      Nine Months
                                                                   Ended September 30,               Ended September 30,
                                                                  1997              1996             1997           1996
                                                              -----------       -----------       ---------     ----------
Revenue.................................................          $82,293           $53,701        $232,214     $  141,825

Operating expenses:
  Pharmaceuticals and supplies..........................           37,066            22,674         105,206         56,671
  Practice compensation and benefits....................           15,702            10,936          43,761         29,000
  Other practice costs..................................            8,604             6,114          24,928         16,577
  General and administrative............................            5,692             3,775          15,639         10,355
  Depreciation and amortization.........................            3,716             2,420          10,064          6,514
                                                                  -------           -------        --------     ----------
                                                                   70,780            45,919         199,598        119,117
                                                                  -------           -------        --------     ----------
Income from operations..................................           11,513             7,782          32,616         22,708
Other income (expense):
  Interest income.......................................               74               222             250            973
  Interest expense......................................           (2,232)           (1,064)         (5,965)        (3,020)
                                                                  -------           -------        --------     ----------
Income before income taxes..............................            9,355             6,940          26,901         20,661
Income taxes............................................            3,445             2,637          10,200          7,851
                                                                  -------           -------        --------     ----------
Net income..............................................          $ 5,910           $ 4,303        $ 16,701     $   12,810
                                                                  =======           =======        ========     ==========
Net income per share....................................            $0.12             $0.09           $0.35          $0.27
                                                                  =======           =======        ========     ==========
                                                                   48,275            47,448          48,032         47,447
Shares used in per share calculations...................          =======           =======        ========     ==========


        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                                                      Additional     Common      Treasury
                                     Common Stock       paid-in     Stock to      Stock     Retained
                                  Shares   Par Value    capital    be issued       cost      earnings     Total
                                  -------  ---------  -----------  ----------  ------------  ---------  ----------
Balance at December 31, 1996....   28,369   $   284    $  139,804   $  61,225   $    (8,530)  $ 29,071   $ 221,854

Medical practice transactions-
  value of 1,392,774 shares to
  be issued.....................                                        8,221                                8,221
Purchase of 657,000 shares of
  Treasury stock................                                                     (6,418)                (6,418)
Delivery of 1,650,064 shares of
  Common Stock issued from
  treasury......................                           (7,976)     (5,545)       14,900     (1,379)
Delivery of 390,366 shares from
  issuance of Common Stock......      390         3           730        (733)
Exercise of options to purchase
  Common Stock..................      255         3           516                        48                    567
Tax benefit from exercise of
 non-qualified stock options....                            1,300                                            1,300
Net Income......................                                                                16,701      16,701
                                   ------    ------      --------    --------       -------    -------    --------
Balance at September 30, 1997...   29,014   $   290    $  134,374   $  63,168   $         -   $ 44,393   $ 242,225
                                   ======    ======      ========    ========       =======    =======    ========


        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                        NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                   1997              1996
                                                                              -------------      --------------
Cash flows from operating activities:
   Net income...........................................................           $ 16,701            $ 12,810
   Noncash adjustments:
       Depreciation and amortization....................................             10,064               6,514
       Deferred income taxes............................................              4,121               1,764
       Imputed interest on medical practice transactions................                                    113
   Cash provided (used), net of effects of medical practice
       transactions, by changes in:
       Accounts receivable..............................................            (15,819)            (14,431)
       Prepaids and other current assets................................             (1,018)             (3,976)
       Income taxes receivable..........................................                                  2,203
       Other assets.....................................................                  9                (501)
       Accounts payable.................................................             10,493               4,047
       Due from/to affiliated physician groups..........................              8,361               1,914
       Income taxes payable.............................................                767              (2,298)
       Other accrued liabilities........................................               (518)              1,878
                                                                                   --------            --------
   Net cash provided by operating activities............................             33,161              10,037
                                                                                   --------            --------
Cash flows from investing activities:
   Net sales of short-term investments..................................                                 40,884
   Acquisition of property and equipment................................            (14,171)             (5,766)
   Net payments in medical practice transactions........................            (23,632)            (39,574)
                                                                                   --------            --------
   Net cash used in investing activities................................            (37,803)             (4,456)
                                                                                   --------            --------
Cash flows from financing activities:
   Proceeds from credit facility........................................             51,000
   Repayment of credit facility.........................................            (31,000)
   Repayment of other indebtedness......................................             (8,642)            (17,226)
   Debt financing.......................................................                                   (281)
   Purchase of Treasury Stock...........................................             (6,418)
   Net proceeds from issuance of Common Stock...........................                562               1,098
                                                                                   --------            --------
   Net cash provided  (used) by financing activities....................              5,502             (16,409)
                                                                                   --------            --------
Increase (decrease) in cash and equivalents.............................                860             (10,828)
Cash and equivalents:
   Beginning of period..................................................              3,429              14,816
                                                                                   --------            --------
   End of period........................................................           $  4,289            $  3,988
                                                                                   ========            ========
Interest paid...........................................................           $  5,652            $  2,497
Taxes paid..............................................................              5,340               6,210
Noncash transactions:
   Tax benefit from exercise of non-qualified stock options.............              1,300               6,577
   Value of Common Stock to be issued in medical practice transactions..              8,221              12,577
   Delivery of Common Stock to be issued in medical practice
           transactions.................................................              6,278
   Debt issued in medical practice transactions.........................             14,995              19,885

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

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                              Three Months                         Nine Months
                                                            Ended September 30,                Ended September 30,
                                                           1997             1996              1997            1996
                                                       ----------         --------         --------         --------
Medical service revenue........................          $108,570          $70,417          $306,309         $186,319
Amounts retained by medical practices..........            26,277           16,716            74,095           44,494
                                                         --------          -------          --------         --------
Revenue........................................          $ 82,293          $53,701          $232,214         $141,825
                                                         ========          =======          ========         ========
Management service agreements
    at end of period...........................                35               31                35               31

                      AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 3 - Medical Practice Transactions

During the first nine months of 1997, the Company, through wholly-owned subsidiaries, acquired certain non-medical assets of, and amended long-term management agreements to affiliate with, eight medical oncology practices and two radiation oncology practices. During the first nine months of 1996, the Company acquired certain non-medical assets of, and entered into long-term management service agreements with, nine medical oncology practices. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):

                                                         THREE MONTHS                     NINE MONTHS
                                                       ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                       1997           1996            1997            1996
                                                     --------      --------         --------         -------
Cash and transaction costs....................         $  677        $ 9,598         $23,632         $39,574
Liabilities assumed...........................            398            857           3,202           2,656
Issuance of short-term and
      subordinated notes......................            602          8,807          14,995          19,885
Common Stock to be issued.....................            242          5,949           8,221          12,577
                                                       ------        -------         -------         -------
                                                       $1,919        $25,211         $50,050         $74,692
                                                       ======        =======         =======         =======

In conjunction with the medical practice transactions occurring since inception, the Company is contingently obligated to pay up to an additional $3.4 million in future years depending on the achievement of certain financial objectives, of which $.6 million related to medical practice transactions occurring in the first nine months of 1997. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated to the long-term management services agreements and will not immediately be charged to expense.

For transactions completed through September 30, 1997, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of the time are: 551,462 in 1997, 2,940,617 in 1998, 5,244,319 in 1999,
5,230,794 in 2000, 1,437,269 in 2001 and 1,410,665 thereafter.  Although such shares are not yet issued or outstanding, such shares are considered as outstanding for the purpose of per share calculations.

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

The pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands except per share amounts):


                                   NINE MONTHS ENDED
                                      SEPTEMBER 30,
                                   1997           1996
                                 --------      ---------
Revenue...............           $235,687       $171,603
Net income............             17,053         15,145
Net income per share..           $   0.35       $   0.30

                      AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 4- Capitalization

As part of entering into or amending long-term management agreements with medical practices described in Note 3, the Company has nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Common Stock to be issued is shown as a separate component in stockholders' equity and the amounts, upon issuance of the shares, will be reclassified to par value and additional paid-in capital.

During the first nine months of 1997, options to purchase 1,363,750 shares of Common Stock at $8.13 to $15.71 per share were granted under the Company's various stock option plans, of which 983,500 were granted to executive officers and directors. During the first nine months of 1997, options to purchase 259,300 shares of Common Stock at $1.34 to $6.13 per share were exercised, of which 238,000 were exercised by executive officers and directors. During the first nine months of 1997, options to purchase 105,824 shares of Common Stock were canceled. At September 30, 1997, there were options to purchase 5,817,194 shares of Common Stock outstanding under the Company's various stock option plans at exercise prices of $1.34 to $24.18 per share.

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

On August 13, 1996, the Board of Directors of the Company authorized the repurchase of up to 3,000,000 shares of the Company's Common Stock in public or private transactions. From November 1996 through January 1997, the Company repurchased 1,767,500 shares of Common Stock at an average price of $8.96 to be held as treasury stock. During the first nine months of 1997, the Company issued 1,650,064 shares from treasury stock to affiliated physicians in connection with a 1994 medical practice transaction and two 1995 medical practice transactions. An additional 4,996 shares of treasury stock were issued in conjunction with the exercise of stock options during the first nine months of 1997.

On May 16, 1996, the Board of Directors of the Company declared a two-for-one stock split of the Company's Common Stock which was paid on June 10, 1996 to stockholders of record on May 31, 1996. All references herein to the number of shares and per share amounts have been adjusted to reflect the effect of the split.

NOTE 5- INDEBTEDNESS

Indebtedness consists of the following (in thousands):

                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                  1997                 1996
                                                                              -----------           ----------
Short-term notes payable..............................................                                 $ 4,219
Subordinated notes....................................................           $ 73,631               62,113
Credit facility.......................................................             43,000               23,000
Capital lease obligations and other...................................              1,212                2,158
                                                                                 --------              -------
                                                                                  117,843               91,490
Less current maturities...............................................             (5,119)              (9,783)
                                                                                 --------              -------

                      AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                                                        $112,724         $81,707
                                                         =======         =======

The Company has a loan agreement and revolving credit facility ("Credit Facility") with First Union National Bank of North Carolina ("First Union") individually and as Agent for seven additional lenders ("Lenders"), which was amended as of October 30, 1996 to increase the amount available for borrowing thereunder to $150 million, which commitment will be reduced by $37.5 million on each of October 30, 1999 and October 30, 2000 and terminate on October 30, 2001. Proceeds of loans may be used to finance medical group transactions, to provide working capital or for other general corporate uses. At September 30, 1997, the Company had an outstanding balance of $43 million under the Credit Facility which consisted of multiple draws with maturities up to 30 days. The Company has classified this facility as long-term indebtedness due to its ability and intent to renew the obligations through 1998.

Borrowings under the Credit Facility are secured by capital stock and other securities owned by the company and its subsidiaries, including the Company's ownership interests in its subsidiaries and intercompany notes and all management service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offer Rate plus a range from
 .5% to 1.5% (determined under a specific formula). Interest on amounts outstanding under Base rate loans is due quarterly while interest on London Interbank Offer Rate related loans is due upon maturity. The weighted average interest rate outstanding on draws under the Credit Facility at September 30, 1997 was 6.7%.

The Company is subject to restrictive covenants under the facility, including the maintenance of certain financial ratios. The agreement limits certain activities such as additional indebtedness, sales of assets, investments, capital expenditures, mergers and consolidations and the payment of dividends. Under certain circumstances, additional medical practice transactions may require First Union's and the Lenders' consent.

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company has entered into management agreements. Substantially all of the notes outstanding at September 30, 1997 and 1996 bear interest at 7%, are due in installments through 2004 and are subordinated to senior bank and certain other debt. If the Company fails to make payment under any of the notes, the respective physician group can terminate the related management service agreement for cause.

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

The table summarizes the determination of shares used in per share calculations (in thousands):

                                                                  THREE MONTHS               NINE MONTHS
                                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                               1997           1996         1997        1996
                                                              -------       -------      --------     -------
Outstanding at end of period:
  Common Stock.........................................        29,014        28,360        29,014      28,360
  Common Stock to be issued............................        16,815        16,999        16,815      16,999
                                                               ------        ------        ------      ------
                                                               45,829        45,359        45,829      45,359
Effect of weighting and assumed share equivalents for
 grants and issuances at less
 than the weighted average price......................         2,446          2,089         2,203       2,088
                                                               ------        ------        ------      ------

                      AMERICAN ONCOLOGY RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Shares used in per share calculations..................        48,275        47,448        48,032      47,447
                                                               ======        ======        ======      ======



NOTE 7 - SUBSEQUENT MEDICAL PRACTICE TRANSACTIONS

In October 1997, the Company completed the acquisition of the nonmedical assets and amended long-term management agreements to include two additional oncology practices. Total consideration consisted of cash of $7 million, contingent notes of $0.5 million, promissory notes aggregating $2.9 million, and 553,343 shares of common stock to be delivered at specific future dates.


NOTE 8 - RECENT PRONOUNCEMENTS

In 1997, Financial Accounting Standards No. 128 ("FAS 128") Earnings Per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earrings per share and to restate all prior periods.

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

FORWARD LOOKING STATEMENTS

The statements contained in this report, in addition to historical information, are forward looking statements based on the Company's current expectations, and actual results may vary materially. The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to enter into affiliations with new physician practices and to successfully integrate such practices, the results of operations of groups currently affiliated with the Company, competition, reductions in third party reimbursement for services rendered by physician groups affiliated with the Company, health care regulation and other risks generally affecting the health care industry. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a more detailed discussion of such risks and uncertainties. These forward looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS OF OPERATIONS

Since the Company's incorporation in October 1992, it has grown rapidly from managing six affiliated physicians in one state to 271 affiliated physicians and 35 oncology practices in sixteen states as of September 30, 1997. For the first nine months of 1997, no affiliated physician groups contributed more than 10% of the Company's revenue whereas in 1996, one of the Company's affiliated physician contributed 11% of total revenue. For the first nine months of 1997, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 47% for managed care and 20% for private insurance and other payors. For the first nine months of 1996, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 34% for Medicare and Medicaid, 45% for managed care, and 21% for private insurance and other payors.

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

                                                                     THREE MONTHS                   NINE MONTHS
                                                                   ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                   1997           1996          1997            1996
                                                                 ------         ------         ------          ------
Revenue..................................................         100.0%         100.0%         100.0%          100.0%
Operating expenses:
 Pharmaceuticals and supplies............................          45.0           42.2           45.3            40.0
 Practice compensation and benefits......................          19.1           20.4           18.8            20.4
 Other practice costs....................................          10.5           11.4           10.7            11.7
 General and administrative..............................           6.9            7.0            6.8             7.3
 Depreciation and amortization...........................           4.5            4.5            4.3             4.6
 Net interest expense....................................           2.6            1.6            2.5             1.5
                                                                  -----          -----          -----           -----
Income before income taxes...............................          11.4           12.9           11.6            14.5
Income taxes.............................................           4.2            4.9            4.4             5.5
                                                                  -----          -----          -----           -----
Net income (loss)........................................           7.2%           8.0%           7.2%            9.0%
                                                                  =====          =====          =====           =====

1997 COMPARED TO 1996

  The Company amended management agreements to affiliate with ten oncology practices in the first nine months of 1997 and entered into new management agreements with nine oncology practices in the first nine months of 1996. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations from the first nine months of 1996 to the first nine months of 1997 were caused, in part, by affiliations with these oncology practices.

  Revenue.  Revenue for the third quarter of 1997 increased $28.6 million or 53%
over the comparable period of the prior year.   Revenue for the first nine
months of 1997 increased by $90.4 million or 64% over the comparable prior year period. Of the increases in revenue for the third quarter and nine month period ended September 30, 1996, $3.2 million and $9.1 million, respectively, were attributable to the addition of four new oncology practices with whom the Company entered into new management agreements after September 30, 1996. The remaining increases in revenue of $25.4 million and $81.3 million for the third quarter and first nine months of 1997, respectively, were attributable to the increase in medical practice revenue for affiliated physician practices with whom the Company either entered into management agreements prior to September 30, 1996 or through new affiliations created by amendments to existing management agreements. Revenue for the third quarter and first nine months of 1997 for markets under management since September 30, 1996 increased 43% and 46%, respectively, over the same periods from the prior year. The growth in practice revenue resulted from the recruitment of new physicians, expansion of services, affiliation with new physician groups, increases in patient volume and, to a lesser extent, price adjustments for certain physician services. The Company changed the methodolgy of calculating the growth in practice revenue to more accurately reflect the revenue growth for a market from period to period as well as the changing structure of new physician transactions in 1997. Under the new method, revenue growth for all practices within a metropolitan service area in which the Company has operations in both periods is treated as same market growth, whereas the old methodology excluded affiliations with new physician groups in existing markets. Excluding the transactions with new physicians in those existing markets during the third quarter and first nine months of 1997 and the comparable period of 1996, revenue increased 27% and 29%, respectively.

ITEM 2.                AMERICAN ONCOLOGY RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician practices, for the third quarter ended September 30, 1997 increased $14.4 million or 63% over the comparable prior year period. Pharmaceuticals and supplies increased $48.5 million or 86% for the first nine months of 1997 over the comparable period of the prior year. Of these increases for the third quarter and nine months ended September 30, 1997, $1.7 million and $4.7 million, respectively, were attributable to the addition of four new oncology practices with which the Company entered into new management agreements after September 30, 1996. The remaining increases are principally the result of the expansion of services and increase in patient volume of practices with which the Company entered into management agreements prior to September 30, 1996 as well as the affiliation of new physician groups through amended management agreements. As a percentage of revenue, pharmaceuticals and supplies increased to 45.0% and 45.3% in the third quarter and first nine months of 1997, respectively, from 42.2% and 40.0% in the comparable periods of 1996. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue (resulting from the introduction of a number of new chemotherapy agents and regimens) and, to a lesser extent, lower reimbursement from payors. The Company has adopted a number of strategies to address this matter, including initiating preferred pharmaceutical relationships. Management expects that third-party payors will continue to negotiate medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may continue to reduce the Company's margins with respect to such items.

  Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the employees of the affiliated physician practices (excluding affiliated oncologists) and the employees of the Company who are located at the affiliated physician practice sites, for the third quarter and first nine months of 1997 increased $4.8 million or 44% and $14.8 million or 51%, respectively, over the comparable prior year periods. Of these increases for the third quarter and the first nine months of 1997, $0.6 million and $1.6 million, respectively, were attributable to the addition of four affiliated oncology practices with which the Company entered into new management agreements after September 30, 1996. As a percentage of revenue, practice compensation and benefits decreased to 19.1% and 18.8% in the third quarter and first nine months of 1997, respectively, from 20.4% in both comparable periods of 1996. Decreases in practice compensation and benefit costs as a percentage of revenue resulted from economies of scale.

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, for the third quarter of 1997 increased $2.5 million or 41% over the comparable prior year period. For the nine months ended September 30, 1997, practice costs have
increased $8.4 million or 50%.   Of these increases for the third quarter and
first nine months of 1997, $0.3 million and $0.8 million, respectively, were attributable to the addition of four affiliated oncology practices with which the Company entered into new management agreements after September 30, 1996. As a percentage of revenue, other practice costs decreased to 10.5% and 10.7% in the third quarter and first nine months of 1997, respectively, as compared to 11.4% and 11.7% in the comparable periods of 1996. Decreases in other practice costs as a percentage of revenue resulted from economies of scale.

  General and Administrative. General corporate expenses for the third quarter ended September 30, 1997 increased $1.9 million or 51% over the comparable prior year period. General corporate expenses for the nine month period increased $5.3 million or 51% over the same period in the prior year. These increases were primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since September 30, 1996. As a percentage of revenue, general and administrative expenses decreased to 6.9% and 6.8% in the third quarter and first nine months of 1997, respectively, as compared to 7.0% and 7.3% in the comparable periods in 1996. Decreases in general and administrative expenses as a percentage of revenue primarily resulted from economies of scale.

  Depreciation and Amortization. Depreciation and amortization expenses for the third quarter ended September 30, 1997 increased $1.3 million or 54% over the comparable prior year period, while for the nine month period ended September 30, 1997 depreciation and amortization expenses increased $3.6 million or

ITEM 2.                AMERICAN ONCOLOGY RESOURCES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



54%. This increase was primarily the result of amortization of intangible assets associated with the Company's entering into new and amending existing management agreements with physician groups.

  Interest. Net interest expense increased to $2.2 million and $5.7 million during the third quarter and first nine months of 1997 from $0.8 million and $2.0 million in the same periods of 1996. The increase was primarily attributable to interest expense on borrowings used to fund cash consideration and physician debt issued for fifteen medical practice transactions, including both new management agreements and amendments to existing management agreements, since September 30, 1996. In the future, management expects that net interest expense as a percentage of revenue will increase slightly due to anticipated debt related to medical practice transactions.

  Income Taxes. For the first nine months of 1997 and 1996, the Company recognized a tax provision of $10.2 million and $7.9 million, respectively, at estimated annual effective rates of 37.9% and 38.0%, respectively. The effective annual tax rates represent management's best estimate of the tax provision based on the existing revenue mix by state.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily to enter into new or amended management agreements with, and to purchase the nonmedical assets of, medical and radiation oncology practices. During the first nine months of 1997, the Company paid total consideration of $50 million for the affiliation of ten oncology practices through amending existing management agreements including cash and transaction costs of $24 million. During the comparable period of the prior year, the Company paid $75 million for management agreements with physician groups including cash and transaction costs of $40 million.

  To fund this rapid growth and development, the Company has satisfied its transaction and working capital needs through funds raised in its initial public offering and borrowings under the Credit Facility. The Company has relied primarily on management fees received from its affiliated physician practices to fund operations. Cash derived from operations was $33.2 million for the first nine months of 1997 and $10.0 million in the comparable period of 1996. The increase is due primarily to the operations of the oncology practices with whom the Company has affiliated since September 30, 1996.

  During the first nine months of 1997, the Company borrowed $51 million under the Credit Facility to fund medical practice transactions and the purchase of treasury stock. Of the borrowings, $31 million was repaid during the first nine months of 1997. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offer Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management service agreements, its equity ownership in its subsidiaries and all other securities owned by the Company (other than treasury shares of the Company) are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants.

  At September 30, 1997, the Company had net working capital of $46.5 million and cash and cash equivalents of $4.3 million. Included in net working capital is $92.3 million of current assets and $45.8 million of current liabilities, including approximately $5.1 million of short term notes payable and long-term indebtedness maturing before September 30, 1998. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups and the purchase of medical equipment. The Company expects that the existing cash and investment balances, cash generated from operations and amounts available under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next 12 months.

                       AMERICAN ONCOLOGY RESOURCES, INC.

PART II.  OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES

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

  The following table describes all unregistered sales by the Company of the Company's securities during the first nine months of 1997. Each sale was a private placement made in connection with a physician transaction, as described in general in the preceding paragraph. The overwhelming majority of the affiliated oncologists are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on
Section 4(2) of such Act and Rule 506 enacted thereunder.

                                                          Number of Shares    Aggregate Principal
   Date of Transaction         Number of Physicians       of Common Stock(1)     Amount of Notes
   -------------------         --------------------      -----------------    -------------------
        1/97                            2                       94,452              $1,620,000
        1/97                            2                       67,022              $  858,550
        3/97                            1                       25,134              $  470,000
        3/97                            8                      514,124              $6,006,000
        4/97                            4                      342,632              $4,223,100
        4/97                            4                      249,717                       -
        4/97                            1                       12,717              $  149,250
        4/97                            1                       30,088              $  646,000
        6/97                            2                       28,658              $  420,000
        9/97                            2                       28,230              $  602,000

(1) In connection with each affiliation transaction, the Company unconditionally agrees to deliver shares of Common Stock at specified future dates.

                       AMERICAN ONCOLOGY RESOURCES, INC.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

  Exhibit
  Number    Description
  ------    -----------

   3.1 Articles of Incorporation, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

   3.2 By-Laws, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

   11       Statement Re - Computation of Per Share Earnings

   27       Financial Data Schedule


(b) Reports on Form 8-K

  During the third quarter of 1997, the Company did not file any Current Reports on Form 8-K.

                       AMERICAN ONCOLOGY RESOURCES, INC.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 6, 1997       AMERICAN ONCOLOGY RESOURCES, INC.



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




                           By: /s/   L. FRED POUNDS
                              ------------------------------------
                              L. Fred Pounds, Vice President of Finance
                              and Chief Financial Officer

                       AMERICAN ONCOLOGY RESOURCES, INC.
                                 EXHIBIT INDEX



Exhibit Number         Description of Exhibits
--------------         -----------------------

     3.1 Articles of Incorporation, as amended (incorporated by reference from Form 10-Q for the period ended March 31,
                       1997)

     3.2 By-Laws, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

     4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997 )

      11               Statement Re - Computation of Per Share Earnings

      27               Financial Data Schedule