Form 10-K
period 1997-12-31
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1998-03-23
CIK 943061

-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------
                                   FORM 10-K
                             --------------------

(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

     For the fiscal year ended December 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                        Commission file number 0-26190

                       AMERICAN ONCOLOGY RESOURCES, INC.
            (Exact name of registrant as specified in its charter)
                             --------------------

           Delaware                                   84-1213501
(STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)



16825 Northchase Drive, Suite 1300, Houston, Texas                77060
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

      Registrant's telephone number, including area code:  (281) 873-2674

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.01 par value)
                               (Title of class)

                   Series A Preferred Stock Purchase Rights
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1998 was $487,827,443.

  There were 31,121,368 shares of the Registrant's Common Stock outstanding on March 10, 1998. In addition, as of March 10, 1998, the Registrant had agreed to deliver 17,219,632 shares of its Common Stock on certain future dates for no additional consideration.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement issued in connection with the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.


-------------------------------------------------------------------------------

                                 PART I

ITEM 1.   BUSINESS

  American Oncology Resources, Inc. (together with its subsidiaries, "AOR" or the "Company") is a national physician practice management company focusing exclusively on oncology. As of December 31, 1997, the Company provided comprehensive management services under long-term agreements to oncology practices comprised of 304 physicians in 16 states. Affiliated physicians provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecological oncology, hematology, radiation oncology, stem cell transplantation and diagnostic radiology. The Company believes that the coordinated delivery of comprehensive cancer care in an outpatient setting offers high quality care that is more cost-effective than traditional approaches and is increasingly preferred by patients, payors and physicians. The Company's affiliation strategy is designed to enhance the affiliated physician groups' competitiveness while preserving their autonomy regarding medical practice decisions.

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

Growth Strategy

  The Company's objective is to be the leading national physician practice management company providing comprehensive services to an integrated network of affiliated oncology physician groups. The Company intends to achieve this objective by (i) focusing exclusively on oncology, (ii) affiliating with leading oncology groups throughout the United States, (iii) expanding each affiliated physician groups presence in its market by affiliating with additional physician groups in that market and recruiting new physicians, (iv) assisting affiliated physician groups in offering coordinated, comprehensive cancer care by adding new services (for example, gynecological oncology, diagnostic radiology and stem cell transplantation), (v) negotiating and expanding managed care relationships on behalf of the affiliated physician groups and improving reimbursement from payors and (vi) expanding the clinical research operations of the affiliated physician groups. Based on the Companys success in expanding its business to date, the Company believes that it has effective strategies for achieving its objective of becoming the leading national oncology practice management company.

Management Services

  The Company provides management services that extend to all business aspects of an oncology group s operations. After establishing an oncology group affiliation, the Company begins implementing the following policies, procedures and systems necessary to provide the management services contemplated by its management agreement with the group:

  STRATEGIC SERVICES. At each affiliated practice, a policy board composed of equal representation from the Company and affiliated physicians is created to develop and adopt a strategic plan designed to improve the performance of the practice by (i) outlining physician recruiting goals, (ii) identifying services and equipment to be added, (iii) identifying desirable payor relationships and other oncology groups that are possible affiliation candidates and (iv) facilitating communication with other affiliated physician groups in the AOR network.

  FINANCIAL SERVICES. The Company provides comprehensive financial analysis to each affiliated physician group in connection with managed care contracting and billing, collection, reimbursement, tax and accounting services and also implements its cash management system. In addition, the Company and the affiliated physician group jointly develop a comprehensive budget that involves the adoption of financial controls and cost containment measures.

  MANAGEMENT INFORMATION SYSTEMS. The Company implements its management information system to facilitate and organize the exchange of clinical and operational information among the Company's affiliated physicians. The Company believes that an integrated information system will enable the Company and its affiliated physicians to identify effective protocols and manage the costs of cancer care in future years. The Company intends to significantly expand its clinical information system in 1998 and 1999, with the goal of better understanding and analyzing the means of providing high-quality, cost effective cancer care.

  ADMINISTRATIVE SERVICES. The Company manages the facilities used by the affiliated physicians and, in consultation with the physicians, determines the number and location of practice sites. The Company is implementing its integrated management information system to support practice management, billing functions and patient record keeping. The Company also provides comprehensive purchasing services for drugs, supplies, equipment, insurance and other costs. In addition, the Company provides the regulatory expertise to assist the group in complying with increasingly complex laws and regulations applicable to oncology practices.

  PERSONNEL MANAGEMENT. The Company employs and manages all nonmedical personnel of the physician group, including the executive director, controller and other administrative personnel. The Company evaluates these employees, makes staffing recommendations, provides and manages employee benefits and implements personnel policies and procedures. The Company also provides similar administrative services to the physician group's employees.

  CLINICAL RESEARCH SERVICES. Through its clinical research network, the Company facilitates clinical research conducted by its affiliated physician groups and markets the groups' ability to perform and manage clinical trials to pharmaceutical and biotechnology companies. Clinical research conducted by the oncology groups focuses on (i) improving cancer survival rates, (ii) enhancing the cancer patient's quality of life, (iii) reducing the costs of cancer care and (iv) developing new approaches to cancer diagnosis, treatment and post-treatment monitoring. The Company believes that a well-managed clinical research program enhances its affiliated oncologists' reputations and the Company's ability to recruit new physicians.

  CLINICAL INITIATIVES AND STANDARDS. The Company organizes clinical conferences for its affiliated physicians to discuss and identify clinical care, research and educational strategies for the Company's network of affiliated physicians. The Company also assists its affiliated physicians in developing clinical practice guidelines for the different types of cancer and in operating in accordance with standards of care required for accreditation by the Joint Committee on Accreditation of Health Care Organizations and other managed care accreditation bodies. The Company is also implementing a clinical information system with the goal of facilitating the exchange of information among affiliated physicians, permitting them to share clinical data and treatment patterns and allowing ready access to current patient care as well as studies regarding cancer therapies and research developments.

Operations of Oncology Groups

  Since the Company's incorporation in October 1992, the Company has grown rapidly from managing a single practice comprised of six physicians in one state to managing multiple oncology practices comprised of 304 physicians in 16 states as of December 31, 1997.

                                                                                    DECEMBER 31,
                                                             --------------------------------------------------------
                                                                  1997       1996       1995       1994       1993
                                                               ----------  ---------  ---------  ---------  ---------
Affiliated physicians.....................                         304        227        148         42          9
States....................................                          16         15         14          6          1

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

  The affiliated physician groups offer a wide array of services to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, stem cell transplantation, clinical laboratory, diagnostic radiology, pharmacy services and patient education. The groups employ a range of personnel to provide these services, including medical assistants, nurses (including oncology certified nurses), radiation therapy technicians, physicists and laboratory and pharmacy technicians. The practice sites are generally located in close proximity to other health care providers and typically are equipped to provide the outpatient services necessary to treat and care for cancer patients and their families.

Affiliation Structure

  The Company's structure enables its affiliated physicians to retain their autonomy through ownership and participation in their local professional corporation or other entity, thereby maintaining local authority and control over medical practice decisions. The Company believes that this local governance structure is critical to its success.

  Identifying appropriate physician groups and proposing, negotiating and implementing economically attractive affiliations with them is a lengthy, complex and costly process, typically requiring three to six months. In connection with affiliating with an oncology group, the Company enters into a management agreement with the group and purchases the group's nonmedical assets. In consideration of these arrangements, the Company typically pays cash and promissory notes and agrees to deliver shares of its Common Stock at specified future dates (typically on the third through fifth anniversaries of the closing date). In addition, each affiliated physician enters into an employment agreement with the physician group containing non-competition terms. The Company believes that the delivery of shares on a delayed basis, the Company's affiliation structure and the compensation formulas defined in the management agreements all serve to align the long-term interests of the affiliated physicians with those of the Company.

  All of the management agreements with the affiliated physician groups have contractual terms of 40 years. These agreements cannot be terminated by the physician groups without cause. As consideration for the Company's management services, each management agreement provides for payment to the Company of a management fee, which typically includes all practice costs (other than amounts retained by physicians), a fixed fee, an amount equal to a percentage of the affiliated physician group's net revenue (in most states) and, if certain financial and performance criteria are satisfied, a performance fee. In the event the physician group breaches the agreement, the physician group must purchase the related assets owned by the Company, including the unamortized portion of the management agreement asset, at book value.

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

Regulation

  General. The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company and its affiliated physician groups operate will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

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

  The Company's affiliated physician groups are intensely regulated at the federal, state and local levels. Although these regulations often do not directly apply to the Company, to the extent an affiliated physician group is found to have violated any of these regulations and, as a result, suffers a decrease in its revenues or an increase in costs, the Company's results of operations might be materially and adversely affected.

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

  Medicare Fraud and Abuse Provisions. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease or order of any item or service that is covered by Medicare or a state health program. Pursuant to this law, the federal government has pursued a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of these provisions to many business practices in the health care industry, including the Company's arrangements with its affiliated physician groups, has not been subject to judicial and regulatory interpretation.

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

  Prohibitions on Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 ("OBRA") includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as the "Stark Bill." The Stark Bill originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest or compensation relationship with the entity. The revisions to the Stark Bill included in OBRA prohibit a referral to an entity in which the physician or a family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services." In January 1998, the Health Care Financing Administration issued proposed regulations to the Stark Bill. The proposed regulations, if enacted, would limit reimbursement for pharmaceutical expenses, would classify chemotherapy as a "designated health service" and would restrict the manner in which health care services are provided. It is not yet possible to predict whether these proposed regulations will be adopted or, if adopted, what their final form, effective dates and impact on the Company will be.

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

  Reimbursement Requirements. In order to participate in the Medicare and Medicaid programs, the Company's affiliated physicians must comply with stringent reimbursement regulations, including those that require many health care services to be conducted "incident to" a physician's supervision. Satisfaction of these reimbursement requirements is an integral component the Company's compliance program. The Company believes that its affiliated physicians are in compliance with the reimbursement requirements; however, affiliated physicians' failure to comply with these requirements could negatively affect the Company's results of operations.

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

  Regulatory Compliance. The Company recognizes that health care regulations will continue to change and, as a result, regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure all of its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

Employees

  As of December 31, 1997, the Company employed 1,162 people. In addition, as of December 31, 1997, the affiliated physician groups employed 1,601 people (excluding the affiliated physicians). Under the terms of the management agreements with the affiliated physician groups, the Company is responsible for the practice compensation and benefits of the groups' non-physician medical personnel. No employee of the Company or of any affiliated physician group is a member of a labor union or subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Service Marks

  The Company has registered the service marks "American Oncology Resources" and "AOR" with the United States Patent and Trademark Office.

ITEM 2.  PROPERTIES

     The Company leases 45,750 square feet of space at 16825 Northchase Drive, Suite 1300, in Houston, Texas, where the Company's headquarters are located. The Company or its affiliated physician groups also own, lease, sublease or occupy the facilities where the affiliated physician groups provide medical services. In connection with the development of integrated cancer centers, the Company has acquired land valued at approximately $2.2 million. The Company anticipates that, as its affiliated group practices grow, expanded facilities will be required.

ITEM 3.  LEGAL PROCEEDINGS

     The provision of medical services by the affiliated physicians with which the Company contracts entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by physicians or the compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. Because the practices purchase and resell pharmaceutical products, they face the risk of product liability claims. Although the Company has not been a party to any claims, suits or complaints relating to services and products provided by the Company, or physicians affiliated with the Company, there can be no assurances that such claims will not be asserted against the Company in the future. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the management services agreements with the affiliated physician groups, the affiliated practices and the Company are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against the Company or one of the affiliate physician groups could, however, have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

     Year Ended December 31, 1996
                                                           High     Low
                                                           ------  ------
     Fiscal Quarter Ended March 31, 1996                   $24.81  $18.19
     Fiscal Quarter Ended June 30, 1996                    $26.00  $20.06
     Fiscal Quarter Ended September 30, 1996               $22.25  $ 6.25
     Fiscal Quarter Ended December 31, 1996                $11.25  $ 7.31

     Year Ended December 31, 1997

     Fiscal Quarter Ended March 31, 1997                   $11.00  $ 8.75
     Fiscal Quarter Ended June 30, 1997                    $16.88  $ 7.44
     Fiscal Quarter Ended September 30, 1997               $17.38  $13.31
     Fiscal Quarter Ended December 31, 1997                $19.00  $12.75

  As of March 10, 1998, there were approximately 5,810 holders of the Common Stock. The Company has not declared or paid any cash dividends on its Common Stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Company's board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of the Company's board of directors to retain earnings, if any, to finance the operations and expansion of the Company's business. The Company's credit facility currently requires creditor approval for the payment of cash dividends. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

  The following table describes all private placements by the Company of the Company's securities during 1997. Each sale was a private placement made in connection with a physician transaction, described in general in the preceding paragraph, to affiliated oncologists, the overwhelming majority of whom are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

                                                  Number of Shares of Common      Aggregate Principal Amount of
 Date of Transaction    Number of Physicians              Stock (1)                           Notes

        1/97                      2                              94,452                    $ 1,620,000
        1/97                      2                              67,022                        859,000
        3/97                      1                              25,134                        470,000
        3/97                      8                             514,124                      6,006,000
        4/97                      4                             342,632                      4,223,000
        4/97                      4                             253,385                        600,000
        4/97                      1                              12,717                        149,000
        4/97                      1                              30,088                        646,000
        6/97                      2                              28,658                        420,000
        9/97                      2                              28,230                        602,000
        11/97                     5                             155,396                      1,240,000
        11/97                     3                             397,947                      2,200,000
        11/97                    23                           1,117,074                     19,925,000


(1) In connection with each affiliation transaction, the Company unconditionally agrees to deliver shares of Common Stock at specified future dates (typically on each of the third through fifth anniversaries of the closing date).

ITEM 6.  SELECTED FINANCIAL DATA


  The selected consolidated financial information of the Company set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.



                                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------
                                                           1997        1996       1995       1994        1993
                                                         ---------  ----------  ---------  ---------  ---------
                                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue................................................  $321,840    $205,460   $ 99,174    $20,410     $ 7,177
                                                         --------    --------   --------    -------     -------
Operating expenses:
 Pharmaceuticals and supplies..........................   144,890      85,210     35,763      7,575       2,461
 Practice compensation and benefits....................    61,296      41,350     19,766      4,001       1,809
 Other practice costs..................................    35,090      23,495     12,032      2,258         885
 General and administrative............................    21,174      14,095      9,406      4,367       2,076
 Depreciation and amortization.........................    14,177       9,343      4,655        746         219
                                                         --------    --------   --------    -------     -------
                                                          276,627     173,493     81,622     18,947       7,450
                                                         --------    --------   --------    -------     -------
Income (loss) from operations..........................    45,213      31,967     17,552      1,463        (273)
Interest income........................................       348       1,062      2,007        143          52
Interest expense.......................................    (8,715)     (4,307)    (3,690)      (237)        (96)
Other, net.............................................                          1,600(1)
                                                         --------    --------   --------    -------     -------
Income (loss) before taxes.............................    36,846      28,722     17,469      1,369        (317)
Income taxes (2).......................................    13,979      11,072      5,852        126
                                                         --------    --------   --------    -------     -------
Net income (loss)......................................  $ 22,867    $ 17,650   $ 11,617    $ 1,243     $  (317)
                                                         ========    ========   ========    =======     =======

Net income (loss) per share - basic....................     $0.50       $0.40      $0.33      $0.08     $ (0.04)
                                                         ========    ========   ========    =======     =======
Shares used in per share computations - basic (3)......    45,571      44,228     35,559     15,926       7,734
                                                         ========    ========   ========    =======     =======

Net income (loss) per share - diluted..................     $0.48       $0.37      $0.30      $0.07      $(0.04)
                                                         ========    ========   ========    =======     =======
Shares used in per share computations - diluted (3)....    48,100      47,549     39,318     16,995       7,734
                                                         ========    ========   ========    =======     =======

                                                                               DECEMBER 31,
                                                         ------------------------------------------------------
                                                             1997        1996       1995       1994        1993
                                                         --------    --------   --------    -------     -------
                                                                             (in thousands)
BALANCE SHEET DATA:
  Working capital (deficit)............................  $ 43,864    $ 42,972   $ 59,724    $ 6,653     $(1,175)
  Management service agreements, net...................   326,295     240,034    164,522     40,444       1,545
  Total assets.........................................   483,893     339,400    272,359     55,709       5,413
  Long-term debt.......................................   139,716      81,707     44,190     18,703          79
  Stockholders' equity.................................   263,994     221,854    191,180     30,977       1,288

----------------
(1) Consists of life insurance proceeds of $2,091,000, less lease termination costs of $491,000.
(2) No taxes are provided for 1993 due to operating losses.
(3) See Note 1 to the Company's Consolidated Financial Statements. For information concerning the number of shares of Common Stock that the Company is obligated to issue at specified future dates to physicians whose groups have affiliated with the Company, see Note 7 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  AOR provides comprehensive management services under long-term agreements to oncology practices that provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecological oncology, hematology, radiation oncology, diagnostic radiology and stem cell
transplantation.   Since the Company's incorporation in October 1992, it has
grown rapidly from managing six affiliated physicians in one state to 311 affiliated physicians in 16 states as of March 10, 1998:

                                                    MARCH 10,                       December 31,
                                                   ------------     -------------------------------------------
                                                       1998               1997          1996          1995
                                                   ------------       ------------  ------------  -------------
Affiliated physicians............................        311                304           227           148
States...........................................         16                 16            15            14

  The Company enters into management agreements with, and purchases the nonmedical assets of, oncology practices. Under the terms of the management agreements, the Company provides comprehensive management services to its affiliated physician groups, including operational and administrative services, and furnishes personnel, facilities, supplies and equipment. The physician groups, in return, agree to practice medicine exclusively in affiliation with the Company under the management agreements. Substantially all of the Company's revenue consists of management fees paid under the terms of the management agreements. Management fees include all practice costs (other than amounts retained by physicians), a fixed monthly fee, an amount equal to a percentage of each affiliated physician group's net revenue (in most states) and, if certain financial criteria are satisfied, a performance fee. For the year ended December 31, 1997, none of the Company's affiliated physician groups contributed more than 10% of the Company's revenue. For the year ended December 31, 1996, only one of the Company's affiliated physician groups contributed more than 10% of the Company's revenue. For the year ended December 31, 1995, two of the Company's affiliated physician groups contributed more than 10% of the Company's revenue.

  In 1997, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 47% for managed care and 20% for private insurance and other payors. In 1996, the payor mix was 33% for Medicare and Medicaid, 45% for managed care and 22% for private insurance and other payors. In 1995, the payor mix was 27% for Medicare and Medicaid, 51% for managed care and 22% for private insurance and other payors. The payor mix varies from physician group to physician group and changes as a result of new practice affiliations.

Results of Operations

  The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                Year Ended December 31,
                                              -------------------------
                                           1997         1996         1995
                                          ------       ------        -----
Revenue.................................  100.0%        100.0%       100.0%
                                          -----         -----        -----
Operating expenses:
      Pharmaceuticals and supplies......   45.0          41.5         36.1
      Practice compensation and benefits   19.0          20.1         19.9
      Other practice costs..............   10.9          11.4         12.1
      General and administrative........    6.6           6.9          9.5
      Depreciation and amortization.....    4.4           4.5          4.7
Net interest............................    2.6           1.6          1.7
Other income............................  ____.                       (1.6)
                                                                     -----
Income before income taxes..............   11.5          14.0         17.6
Income taxes............................    4.4           5.4          5.9
                                          -----         -----        -----
Net income..............................    7.1%          8.6%        11.7%
                                          =====         =====        =====

1997 COMPARED TO 1996

  The Company affiliated with thirteen and seventeen oncology groups in 1997 and 1996, respectively, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations year to year were caused in part by affiliations with these oncology practices.

  Overall, the Company experienced a decrease in operating margins from 1996 to 1997, with earnings before taxes, interest, depreciation and amortization ("EBITDA"), as a percentage of revenue, declining from 20.1% to 18.5%. A number of factors contributed to the decrease in operating margins, including (i) the introduction of a number of chemotherapy agents that are used in combination with or in addition to existing therapies, some of which have significantly lower margins than existing chemotherapy regimens, (ii) difficulty in efficiently integrating practices that affiliated with the Company in late 1996 and 1997 and (iii) higher discounts to managed care payors. The Company benefited, however, from lower general and administrative costs, practice compensation and benefits and other practice costs, in each case as a percentage of revenue. To address the decline in margins, the Company has adopted a number of strategies, including enhancing purchasing power by initiating preferred pharmaceutical relationships on behalf of its affiliated physician groups.

  Revenue. Revenue increased from $205.5 million in 1996 to $321.8 million in 1997, an increase of $116.3 million, or 57%. Revenue for markets under management in 1996 and 1997 increased $85.5 million or 42% over the same period from the prior year. The methodology for calculating same market growth is a change from the same practice growth disclosed in prior periods. The Company changed the methodology to more accurately reflect the revenue growth of a market from period to period as well as the changing structure of new physician transactions in 1997. Under the new method, revenue growth for all practices within a metropolitan service area in which the Company has operations in both periods is treated as same market growth. Under the old methodology, the same practice growth for 1997 over the comparable period in 1996 would have been a 25% increase in revenue. This growth was the result of expansion of services, increases in patient volume, recruitment of or affiliation with additional physicians and, to a lesser extent, increases in charges for certain physician services. The remaining $30.8 million was attributable to affiliations with oncology practices in new markets.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician groups, increased from $85.2 million for 1996 to $144.9 million for 1997, an increase of $59.7 million, or 70%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, pharmaceuticals and supplies increased from 41.5% for 1996 to 45.0% for 1997. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue, the introduction of a number of new chemotherapy agents and, to a lesser extent, lower reimbursement from payors. Management expects that third-party payors will continue to negotiate the reimbursement rate for medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items. The Company has adopted a number of strategies to address this matter, including initiating preferred pharmaceutical relationships.

  Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees located at the affiliated physician practice sites and business offices, increased from $41.4 million in 1996 to $61.3 million in 1997, an increase of $19.9 million or 48%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits decreased from 20.1% for 1996 to 19.0% for 1997, primarily as a result of economies of scale.

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $23.5 million in 1996 to $35.1 million in 1997, an increase of $11.6 million or 49%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, other practice costs decreased from 11.4% for 1996 to 10.9% for 1997, primarily as a result of economics of scale.

  General and Administrative. General corporate expenses increased from $14.1 million in 1996 to $21.2 million in 1997, an increase of $7.1 million or 50%. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's growth since December 31, 1996. As a percentage of revenue, general and administrative expenses decreased from 6.9% for 1996 to 6.6% for 1997, primarily as a result of economies of scale.

  Depreciation and Amortization. Depreciation and amortization expenses increased from $9.3 million in 1996 to $14.2 million in 1997, an increase of $
4.9 million or 53%. This increase was primarily attributable to the new physician groups with which the Company affiliated as well as investments in equipment, leasehold improvements and management information systems during 1997.

  Interest. Net interest expense increased from $3.2 million in 1996 to $8.4 million in 1997, an increase of $5.2 million or 163%. The increase was the result of higher levels of debt, principally incurred to finance transactions with thirteen oncology groups during 1997. As a percentage of revenue, net interest expense increased from 1.6% in 1996 to 2.6% in 1997. Indebtedness to physicians increased from approximately $66 million at December 31, 1996 to approximately $ 94.7 million at December 31, 1997. In the future, management expects that net interest expense as a percentage of revenue will continue to increase due to anticipated debt related to medical practice transactions.

  Income Taxes. Income tax expense increased from the prior year as a result of the Company's increased profitability. For 1997, the Company recognized a tax provision of $14.0 million resulting in an effective rate of 38% as compared to a rate of 38.5% for 1996. The decrease in the effective rate is due primarily to a change in the Company's composition of revenue by state since 1996.

1996 COMPARED TO 1995

  The Company affiliated with seventeen and fifteen oncology groups in 1996 and 1995, respectively, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations year to year were caused primarily by affiliations with these oncology practices.

  Revenue. Revenue increased from $99.2 million in 1995 to $205.5 million in 1996, an increase of $106.3 million or 107%. Of this increase, $32.0 million was attributable to same market growth. This growth was the result of expansion of services, increases in patient volume, recruitment of or affiliation with additional physicians and, to a lesser extent, increases in charges for certain physician services. The remainder of the growth was attributable to affiliations with oncology practices in new markets.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies increased from $35.8 million for 1995 to $85.2 million for 1996, an increase of $49.4 million or 138%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, pharmaceuticals and supplies increased from 36.1% for 1995 to 41.5% for 1996. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue, the introduction of a number of new chemotherapy agents and, to a lesser extent, lower reimbursement from payors.

  Practice Compensation and Benefits. Practice compensation and benefits increased from $19.8 million in 1995 to $41.4 million in 1996, an increase of $21.6 million or 109%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits increased from 19.9% for 1995 to 20.1% for 1996. Practice compensation and benefit costs relative to patient volumes decreased as a result of economies of scale. However, these improvements were offset by lower reimbursement rates caused by a shift in payor mix, higher discounts to payors and practice integration factors resulting from the Company's rapid growth.

  Other Practice Costs. Other practice costs increased from $12.0 million in 1995 to $23.5 million in 1996, an increase $11.5 million or 96%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, other practice costs decreased from 12.1% for 1995 to 11.4% for 1996, primarily as a result of economies of scale.

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

  Depreciation and Amortization. Depreciation and amortization expenses increased from $4.7 million in 1995 to $9.3 million in 1996, an increase of $4.6 million or 98%. This increase was primarily attributable to the new physician groups with which the company affiliated as well as investments in equipment, leasehold improvements and management information systems during 1996.

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

  Income Taxes. Income tax expense increased from the prior year as a result of the Company's increased profitability as well as a change in the Company's composition of revenue by state since 1995. For 1996, the Company recognized a tax provision of $11.1 million resulting in an effective rate of 38.5% compared to 38% for 1995 adjusted for non-taxable, non-recurring life insurance proceeds of $2.1 million.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

  This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward-looking statements and, although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The following are certain important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake to update any forward-looking statement that may be made from time to time on behalf of the Company.

  Growth Strategy; Rapid Growth. One of the Company's strategies is to grow through transactions with additional oncology groups and through the expansion of its affiliated physician groups. Identifying appropriate physician groups and proposing, negotiating and implementing economically attractive affiliations with them can be a lengthy, complex and costly process. There can be no assurance that the Company will continue to be successful in identifying and establishing relationships with additional oncology groups. The Company has experienced rapid growth in its business and staff. Continued rapid growth may impair the Company's ability to efficiently provide its management services to its affiliated physician groups and to adequately manage and supervise its employees. The Company's future results could be materially adversely affected if it is unable to manage growth effectively.

  In the event that the Company is successful in establishing relationships with additional physician groups, there can be no assurance that the Company will be able to successfully integrate the operations of such groups or to institute Company-wide systems and procedures to operate as a combined enterprise with such groups. In addition, a strategy of growth by acquisition or affiliation involves the risk of assuming unknown or contingent liabilities of the affiliated physician groups, which could be material, individually or in the aggregate. Any failure by the Company to successfully integrate newly affiliated physician groups or to effectively insulate itself from unwanted liabilities of such groups may have a material, adverse effect on the Company's business, financial condition and results of operations.

  Another strategy of the Company is to develop integrated cancer centers. The development of integrated cancer centers is subject to a number of risks, including (i) obtaining regulatory approval, including certificates of need (in some states), (ii) delays that often accompany construction of facilities and (
iii) environmental liabilities that attach to ownership, lease or operation of real property. Any failure or delay by the Company to successfully build and operate integrated cancer centers or to effectively insulate itself from liabilities arising from operating these centers may have a material, adverse effect on the Company's business, financial condition and results of operation.

  Dependence on Affiliated Physician Groups. The Company's revenue depends on revenue generated by the Company's affiliated physician groups. There can be no assurance that existing and future physician groups with which the Company affiliates will maintain successful medical practices, that the management agreements with the affiliated physician groups will not be terminated or that any of the key members of a particular physician group will continue practicing with such group. Loss of revenue by the affiliated physician groups could have a material adverse effect on the Company.

  Competition. The business of providing health care related services is intensely competitive. The Company is aware of a number of competitors specializing in the management of oncology practices, and several health care companies with established operating histories and significant resources are currently providing at least some management services to oncologists. In addition, there are other companies with substantial resources that may decide to enter the oncology practice management business. The Company's revenues depend on the continued success of its affiliated physician groups. The physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations. See "Business - Competition."

  Reductions in Third-Party Reimbursement. Physician groups typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. These third-party payors are increasingly negotiating or legislating the prices charged for medical services, pharmaceuticals and other supplies, with the goal of lowering reimbursement and utilization rates. For example, the proposed Stark II regulations would, if enacted, limit the reimbursement of pharmaceuticals expenses. Third-party payors can also deny reimbursement for medical services, pharmaceuticals and other supplies if they determine that a treatment was not performed in accordance with treatment protocols established by such payors or for other reasons. Loss of revenue by the Company's affiliated physician groups caused by cost containment efforts could have a material adverse effect on the Company.
To the extent that patients or enrollees covered by a contract require more frequent or extensive care than is anticipated by the physician groups, the revenue to the affiliated physician groups derived from such contract may be insufficient to cover the costs of the services provided.

  Health Care Regulation. The health care industry is highly regulated at the federal and state levels. The Company believes its business and the practices of its affiliated physician groups are in material compliance with applicable law. The relationships between the Company and its affiliated physician groups, however, are unique and many aspects of these relationships have not been the subject of judicial or regulatory interpretation. There can be no assurance that a review of the Company's business or its affiliated physician groups by courts or by health care, tax, labor or other regulatory authorities would not result in determinations that could adversely affect the Company's operations or that the health care regulatory environment will not change so as to restrict the Company's existing operations or potential for expansion. There are currently several federal and state initiatives designed to amend regulations relating to the provision of health care services, the access to health care, the costs of health care and the manner in which health care providers are reimbursed for their services. However, it is not possible to predict whether any such initiatives will be enacted as legislation or, if enacted, what their form, effective dates or impact on the Company will be. See
"Business Regulation."

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

  Risk of Applicability of Insurance Regulations.   The Company and its
affiliated groups may in the future enter into contracts with managed care organizations whereby the Company and its affiliated groups would assume risk in connection with providing healthcare services under capitation arrangements. If the Company or its affiliated groups are considered to be in the business of insurance as a result of entering into such risk sharing arrangements, the Company and such groups could become subject to a variety of regulatory and licensing requirements applicable to insurance companies which could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Volatility of Stock Price. From time to time, there may be significant volatility in the market price for the Common Stock. Quarterly results of the Company, changes in earnings estimates by analysts, changes in general conditions in the economy, the financial markets or the health care industry, reimbursement trends or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Any shortfall in revenue, earnings or other financial results from levels expected by analysts could have an immediate and significant adverse effect on the market price of the Common Stock. In this regard the Company neither endorses nor accepts any responsibility for the estimates or recommendations issued by stock research analysts from time to time. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. See "Market for Registrant's Common Equity and Related Stockholder Matters."

  Shareholder Rights Plan; Anti-Takeover Provisions. Certain provisions of the Company's Certificate of Incorporation and certain provisions of the General Corporation Law of Delaware (the state in which the Company is incorporated) may make it difficult to change control of the Company and to replace incumbent management. For example, the Company's Certificate of Incorporation permits the Board of Directors, without stockholder approval, to issue additional shares of Common Stock or to establish one or more classes or series of Preferred Stock having the number of shares, designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that the Board of Directors can establish. The Company has also adopted a Shareholder Rights Plan, which would materially inhibit the ability of another entity to acquire control of the Company through a tender offer or otherwise without the approval of the Company's board of directors. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock.

SUMMARY OF OPERATIONS BY QUARTER

  The following table presents unaudited quarterly operating results for 1997 and 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                               1997 QUARTER ENDED                         1996 QUARTER  ENDED
                    --------------------------------------    -----------------------------------------
                       DEC 31   SEP 30   JUN 30   MAR  31        Dec 31    SEP 30   JUN 30     MAR 31
                      --------  -------  -------  --------      --------  --------  -------  ----------
                                          (In thousands, except per share data)
Net revenue..................  $89,626  $82,293  $79,525  $70,396    $63,635  $53,701  $47,374  $40,750
Income from operations.......   12,468   11,513   11,343    9,889      9,259    7,782    7,297    7,629
Net income...................    6,166    5,910    5,719    5,072      4,840    4,303    4,060    4,447
Net income per share-basic         .13      .13      .13      .11        .11      .10      .09      .10
Net income per share-diluted       .13      .12      .12      .11        .10      .09      .09      .09

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily to enter into management agreements with, and to purchase the nonmedical assets of, oncology medical practices. During 1996, the Company paid total consideration of $91 million in connection with affiliations with seventeen physician groups, including cash and transaction costs of $46 million. During 1997, the Company paid total consideration of $102 million in connection with affiliations with thirteen physician groups, including cash and transaction costs of $33 million.

  To fund this rapid growth and development, the Company has satisfied its transaction and working capital needs through debt and equity financings and borrowings under a $150 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank of North Carolina ("First Union"), as agent for the various lenders. In addition, as part of the Credit Facility, the Company has recently obtained a $75 million end-loaded leasing facility, which will principally be used to finance the purchase of property and construction of integrated cancer centers. The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations. Cash derived from operations was $33.4 million in 1997, an increase of $26.4 million from 1996. The increase was due to increased income from operations as well as improvements in cash management through vendor payment terms.

  During 1997, the Company borrowed $43 million, net, under the Credit Facility to fund medical practice transactions, development of integrated cancer centers and the purchase of its common stock under the Company's stock repurchase program. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offer Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain ratios, restrictions on sales, leases or other dispositions of properties, restrictions on other indebtedness and on the payment of dividends. The Company's management services agreements and the capital stock of the Company's subsidiaries are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants, with additional capacity under the Credit Facility of $62.5 million at December 31, 1997.

  At December 31, 1997, the Company had working capital of $43.9 million and cash and equivalents of $5.0 million. The Company also had $71.2 million of current liabilities, including approximately $22.6 million of short-term notes and long-term indebtedness maturing before December 31, 1998. The Company currently expects that its principal use of funds in the near future will be in connection with future transactions with oncology groups, the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers. The Company expects that cash generated from operations and amounts available under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next 12 months.

YEAR 2000 ISSUE

  The Year 2000 issue (i.e., the ability of computer systems to accurately identify and process dates beginning with year 2000 and beyond) affects virtually all companies and organizations. Recognizing the need to limit problems associated with year 2000 software failures, the Company has developed plans to address this potential exposure. Key financial information and operational systems are being assessed, detailed plans have been developed and initial conversion efforts are underway. The Company recognizes that information systems are integral to its operations, and in 1998 and 1999 the Company intends to make significant capital investments in developing an integrated clinical and financial information system throughout its network of affiliated physicians. As a result of these investments, the Company believes that the year 2000 issue will not pose significant internal problems for the Company's business. The Company is also communicating with suppliers, financial institutions and, most importantly, third-party payors (such as managed care companies and governmental payors) to determine their plans to limit problems associated with the year 2000 issue. Despite these efforts, the year 2000 issue is complex and may present unforeseen problems in the Company's systems and from third parties with which the Company deals, such as third party payors. Failure of the Company's or third parties' computer systems could materially and adversely impact the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Index to Consolidated Financial Statements, which appears on page 22 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held o n May 14, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Election of Directors" information required by Item 10 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on May 14, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Compensation of Executive Officers" information required by Item 11 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on May 14, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Beneficial Ownership of Common Stock of Directors, Nominees and Executive Officers" information required by Item 12 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on May 14, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

  1.    Financial Statements:  See Item 8 of this report.

  2.    Financial Statement Schedules:  See Item 8 of this report.

  3.    Exhibit Index

  Exhibit No.            Description
  -----------            -----------
      3.1                Certificate of Incorporation of the Company, as
                         amended (filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference)

      3.2                By-Laws of the Company, as amended (filed as Exhibit
                         3.2 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference)

      4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

     10.1 Third Amended and Restated Loan Agreement among the Company and First Union National Bank, as agent

     10.2 Participation Agreement among AOR Synthetic Real Estate, Inc., the Company, First Union National Bank and the other parties identified therein

     10.3 Credit Agreement among the Company, First Security Bank, First Union National Bank and the other parties identified therein

     10.4 Chief Executive Officer Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference)

     10.5 Everson Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference)

     10.6 Non-Employee Director Stock Option Plan (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

     10.7 Key Employee Stock Option Plan, as amended (filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-30057) and incorporated herein by reference)

     10.8 Affiliate Stock Option Plan (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference)

     11                  Statement Re - Computation of Per Share Earnings

     21.1                Subsidiaries of the Registrant

     23(a)               Consent of Independent Accountants

     27                  Financial Data Schedule

(b)  Reports on Form 8-K.

     During the fiscal quarter ended December 31, 1997, the Registrant filed no reports on Form 8-K.

                       AMERICAN ONCOLOGY RESOURCES, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements as of December 31, 1997 and 1996 and for the three years ended December 31, 1997:
                                                    Page
                                                    ----

  Report of Independent Accountants................  23
  Consolidated Balance Sheet.......................  24
  Consolidated Statements of Operations............  25
  Consolidated Statements of Stockholders' Equity..  26
  Consolidated Statements of Cash Flows............  27
  Notes to Consolidated Financial Statements.......  28


Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of American Oncology Resources, Inc.


In our opinion, the consolidated financial statements listed in the index on page 22 present fairly, in all material respects, the financial position of American Oncology Resources, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Houston, Texas
March 11, 1998

                       AMERICAN ONCOLOGY RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                December 31,
                                                                            --------------------
                                                                              1997       1996
                                                                            ---------  ---------
                                      ASSETS
Current assets:
 Cash and equivalents.....................................................  $  5,000   $  3,429
 Accounts receivable......................................................    92,038     61,183
 Prepaids and other current assets........................................    10,149      5,775
 Due from affiliated physician groups.....................................     7,904      5,356
                                                                            --------   --------
   Total current assets...................................................   115,091     75,743
                                                                            --------   --------
Property and equipment:
 Land.....................................................................     2,229      1,336
 Computers and software...................................................    11,617      6,200
 Equipment, furniture and fixtures........................................    20,578     13,169
 Buildings and leasehold improvements.....................................    16,685      4,439
                                                                            --------   --------
                                                                              51,109     25,144
 Less - accumulated depreciation and amortization.........................   (12,545)    (6,201)
                                                                            --------   --------
                                                                              38,564     18,943
Management service agreements, net of amortization of $15,589 and $8,343..   326,295    240,034
Other assets..............................................................     3,943      4,680
                                                                            --------   --------
                                                                            $483,893   $339,400
                                                                            ========   ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable.................................................  $ 14,011   $  4,219
 Current maturities of long-term indebtedness.............................     8,628      5,564
 Accounts payable.........................................................    38,870     15,148
 Due to affiliated physician groups.......................................       289        616
 Accrued compensation costs...............................................     2,783      1,806
 Accrued interest payable.................................................     2,804      2,325
 Income taxes payable.....................................................         8        641
 Other accrued liabilities................................................     3,834      2,452
                                                                            --------   --------
   Total current liabilities..............................................    71,227     32,771
Deferred income taxes.....................................................     8,956      3,068
Long-term indebtedness....................................................   139,716     81,707
                                                                            --------   --------
   Total liabilities......................................................   219,899    117,546
                                                                            --------   --------
Stockholders' equity:
 Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
 Series A Preferred Stock, $.01 par value, 500,000 shares
  authorized and reserved, none issued and outstanding
 Common stock, $.01 par value, 80,000,000 shares authorized,
  29,721,754 and 28,369,482 shares issued and
  29,721,754 and 27,371,422 shares outstanding............................       297        284
 Additional paid-in capital...............................................   138,381    139,804
 Common stock to be issued, 17,937,752 and 17,462,782 shares..............    74,757     61,225
 Treasury stock, 998,060 shares...........................................               (8,530)
 Retained earnings........................................................    50,559     29,071
                                                                            --------   --------
   Total stockholders' equity.............................................   263,994    221,854
                                                                            --------   --------
Commitments and contingencies (Note 9)....................................
                                                                            --------   --------
                                                                            $483,893   $339,400
                                                                            ========   ========

         The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.


                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)



                                                      Year ended December 31,
                                                   ------------------------------
                                                     1997       1996       1995
                                                   ---------  ---------  --------

Revenue..........................................  $321,840   $205,460   $99,174
                                                   --------   --------   -------
Operating expenses:
  Pharmaceuticals and supplies...................   144,890     85,210    35,763
  Practice compensation and benefits.............    61,296     41,350    19,766
  Other practice costs...........................    35,090     23,495    12,032
  General and administrative.....................    21,174     14,095     9,406
  Depreciation and amortization..................    14,177      9,343     4,655
                                                   --------   --------   -------
                                                    276,627    173,493    81,622
                                                   --------   --------   -------
Income from operations...........................    45,213     31,967    17,552
Other income (expense):
  Interest income................................       348      1,062     2,007
  Interest expense...............................    (8,715)    (4,307)   (3,690)
  Other, net.....................................                          1,600
                                                   --------   --------   -------
Income before income taxes.......................    36,846     28,722    17,469
Income taxes.....................................    13,979     11,072     5,852
                                                   --------   --------   -------

Net income.......................................  $ 22,867   $ 17,650   $11,617
                                                   ========   ========   =======
Net income per share - basic.....................     $0.50      $0.40     $0.33
                                                   ========   ========   =======
Shares used in per share calculations - basic....    45,571     44,228    35,559
                                                   ========   ========   =======
Net income per share - diluted...................     $0.48      $0.37     $0.30
                                                   ========   ========   =======
Shares used in per share calculations - diluted..    48,100     47,549    39,318
                                                   ========   ========   =======




         The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                            Common Stock       Additional    Common     Treasury               Stockholder
                                       ----------------------    paid-in    Stock to     Stock       Retained    notes
                                         Shares     Par Value    capital    be issued     Cost      earnings   receivable    Total
                                       ----------   ---------  -----------  ----------  --------  ----------   ----------- --------
Balance at December 31, 1994.........      15,266      $  153    $  22,085     $ 8,811             $     28     $    (100)  $ 30,977


Issuances of Common Stock............      12,199         122      110,875                                                   110,997

Medical practice transactions -
   value of 9,628,388 shares to
be issued............................                                           37,207                                        37,207

Compensation value of non-employee
   options to purchase Common Stock..                                  250                                                       250

Exercise of options to purchase
   Common Stock......................          12                       32                                                        32

Repayment of promissory notes........                                                                                 100        100

Net income...........................                                                                11,617                   11,617

                                       ----------   ---------  -----------  ----------  --------  ---------    ----------  --------
Balance at December 31, 1995.........      27,477         275      133,242      46,018               11,645             0   191,180

Medical practice transactions -
   value of 2,313,250 shares to
   be issued.........................                                           15,312                                       15,312
Purchase of 1,110,500 shares of
   Treasury Stock....................                                                   $ (9,414)                            (9,414)

Delivery of 112,440 shares of
   Common Stock to be issued from
   Treasury..........................                                 (555)       (105)      884       (224)
Exercise of options to purchase
   Common Stock......................         892           9        1,116                                                    1,125
Tax benefit from exercise of
   non-qualified stock options.......                                6,001                                                    6,001
Net income...........................                                                                17,650                  17,650
                                       ----------   ---------  -----------  ----------  --------  ---------    ----------  --------
Balance at December 31, 1996.........      28,369         284      139,804      61,225    (8,530)    29,071             0   221,854

Medical practice transactions -
   value of 3,066,859 shares to
   be issued.........................                                           22,355                                       22,355
Purchase of 657,000 shares of
   Treasury Stock....................                                                     (6,418)                            (6,418)

Delivery of 1,650,064 shares of
   Common Stock to be issued from
   Treasury..........................                               (7,981)     (5,540)   14,900     (1,379)
Delivery of 941,825 shares from
   issuance of Common Stock..........         942           9        3,274      (3,283)
Exercise of options to purchase
   Common Stock......................         411           4        1,242                    48                              1,294
Tax benefit from exercise of
   non-qualified stock options.......                                2,042                                                    2,042
Net income...........................                                                                22,867                  22,867
                                       ----------   ---------  -----------  ----------  --------  ---------    ----------  --------
Balance at December 31, 1997.........      29,722      $  297   $  138,381  $   74,757   $     0   $ 50,559     $       0  $263,994
                                       ==========   =========  ===========  ==========  ========  =========    ==========  ========


         The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                    Year ended December 31,
                                                              -----------------------------------
                                                                   1997       1996        1995
                                                                 ---------  ---------  ----------
Cash flows from operating activities:
 Net income.................................................     $ 22,867   $ 17,650   $  11,617
 Noncash adjustments:
   Depreciation and amortization............................       14,177      9,343       4,655
   Deferred income taxes....................................        5,916      2,130         876
   Imputed interest on medical practice transactions........          248        122         315
 Cash provided (used), net of effects of
   medical practice transactions, by changes in:
   Accounts receivable......................................      (26,392)   (24,084)     (9,190)
   Prepaids and other current assets........................       (4,342)    (2,088)     (2,566)
   Other assets.............................................                                 252
   Accounts payable.........................................       22,064      1,670       3,033
   Due from/to affiliated physician groups..................       (2,636)    (2,524)       (873)
   Income taxes payable.....................................        1,409      2,672       4,186
   Other accrued liabilities................................           71      2,068       2,059
                                                                 --------   --------   ---------
     Net cash provided by operating activities..............       33,382      6,959      14,364
                                                                 --------   --------   ---------
Cash flows from investing activities:
 Sales of short-term investments............................                  44,967     323,991
 Purchases of short-term investments........................                            (368,100)
 Acquisition of property and equipment......................      (22,538)   (10,030)     (3,705)
 Net payments in medical practice transactions..............      (33,228)   (46,221)    (51,312)
 Other......................................................        1,188     (3,052)
                                                                 --------   --------   ---------
     Net cash used by investing activities..................      (54,578)   (14,336)    (99,126)
                                                                 --------   --------   ---------
Cash flows from financing activities:
 Proceeds from Credit Facility..............................      142,000     23,000      35,000
 Repayment of Credit Facility...............................      (99,000)               (35,000)
 Repayment of other indebtedness............................      (14,549)   (17,444)    (14,489)
 Debt financing costs.......................................         (560)    (1,277)       (411)
 Proceeds from exercise of stock options....................        1,294      1,125          32
 Purchase of Treasury Stock.................................       (6,418)    (9,414)
 Net proceeds from issuance of Common Stock.................                             110,997
 Collection of promissory notes.............................                                 100
                                                                 --------   --------   ---------
     Net cash provided (used) by financing activities.......       22,767     (4,010)     96,229
                                                                 --------   --------   ---------
Increase (decrease) in cash and equivalents.................        1,571    (11,387)     11,467
Cash and equivalents:
 Beginning of period........................................        3,429     14,816       3,349
                                                                 --------   --------   ---------

 End of period..............................................     $  5,000   $  3,429   $  14,816
                                                                 ========   ========   =========

Interest paid...............................................     $  7,894   $  3,735   $   2,104
Taxes paid..................................................        6,380      6,567         790
Noncash transactions:
 Tax benefit from exercise of non-qualified stock options...        2,042      6,001
 Value of Common Stock to be issued in medical practice
   transactions.............................................       22,355     15,312      37,207
 Delivery of Common Stock to be issued in medical practice
   transactions.............................................       18,183        884
 Debt issued in medical practice transactions...............       37,860     25,295      50,817
 Debt assumed in medical practice transactions..............        4,554        684       4,712


         The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     American Oncology Resources, Inc., a Delaware corporation (the "Company"), is a physician practice management company focusing exclusively on oncology. The Company provides comprehensive management services under long-term agreements to oncology practices comprised of 304 physicians in 16 states at December 31, 1997. These practices provide a comprehensive range of medical services to cancer patients, integrating the multiple specialties of cancer care, including medical and gynecological oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation.

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

Revenue recognition

     Substantially all of the Company's revenues represent the contractual fees earned under its long-term management service agreements with affiliated physician groups. Under the agreements, the Company is contractually responsible and at risk for the operating costs of the affiliated physician groups, except for amounts retained by physicians. The Company's revenues include the reimbursement of all affiliated physician group operating costs and the fixed and variable contractual management fees as defined in the management services agreements. Contractual fees are accrued when collection is probable.

Property and equipment

     Property and equipment is stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of three to ten years for equipment, computers and software, furniture and fixtures, the lesser of ten years or the remaining lease term for leasehold improvements and twenty years for buildings.

                       AMERICAN ONCOLOGY RESOURCES, INC.

Management service agreements

     Management service agreements consist of the costs of purchasing the rights to manage oncology groups. These costs are amortized on a straight-line basis over the initial noncancelable 40-year terms of the related management service agreements. Under the long-term agreements, the affiliated physician groups have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. In the event an affiliated physician group breaches the agreement, or if the Company terminates with cause, the physician group is required to purchase all related tangible and intangible assets, including the unamortized portion of the management service agreement, at the then net book value.

     The carrying value of the management service agreements is reviewed for impairment when events or changes in circumstances indicate their recorded cost may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related management service agreement over the remaining amortization period is expected to be less than the recorded amount of the management service agreement, the Company's carrying value of the management service agreement will be reduced to its estimated fair value.

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

Earnings per share

     During 1997, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share," (FAS 128) which requires the Company to disclose "basic" and "diluted" EPS and to restate all prior periods presented for comparative purposes. In addition, the Securities and Exchange Commission recently issued Staff Accounting Bulletin No. 98 (SAB
98) which eliminates the impact of "cheap stock" issued prior to an initial public offering. The Company has restated all periods presented to comply with the provisions of FAS 128 and SAB 98.

     The computation of basic earnings per share is based on a weighted average number of Common Stock and Common Stock to be issued shares outstanding during the periods. The computation of the diluted earnings per share is based on a weighted average number of Common Stock and Common Stock to be issued shares outstanding during the periods as well as all dilutive potential Common Stock calculated under the treasury stock method. The diluted

                       AMERICAN ONCOLOGY RESOURCES, INC.

EPS amount currently approximates the primary EPS amount which would previously have been reported due to the adoption of this Statement.

     The following table summarizes the determination of shares used in per share calculations (in thousands):

                                                            Year ended December 31,
                                                           --------------------------
                                                             1997     1996     1995
                                                           --------  -------  -------
Basic
     Outstanding at end of period:
       Common Stock......................................   29,722   27,371   27,476
       Common Stock to be issued.........................   17,938   17,463   15,262
                                                            ------   ------   ------
                                                            47,660   44,834   42,738
     Effect of weighting.................................   (2,089)    (606)  (7,179)
                                                            ------   ------   ------
        Shares used in per share calculation.............   45,571   44,228   35,559
                                                            ======   ======   ======

Diluted
     Outstanding at end of period:
       Common Stock......................................   29,722   27,371   27,476
       Common Stock to be issued.........................   17,938   17,463   15,262
                                                            ------   ------   ------
                                                            47,660   44,834   42,738
     Effect of weighting and assumed share equivalents
     for grants of stock options and issuances of stock
     at less than the weighted-average price.............      440    2,715   (3,420)
                                                            ------   ------   ------
       Shares used in diluted share calculation..........   48,100   47,549   39,318
                                                            ======   ======   ======

Reclassifications

     Certain amounts previously reported have been reclassified to conform with their 1997 presentation.

Accounting Pronouncements for Future Adoption

     The FASB recently issued Statement No. 130, "Comprehensive Income," which is effective for the Company's financial statements as of and for the year ending December 31, 1998. In addition to net income, comprehensive income is comprised of "other comprehensive income" which includes all charges and credits to equity that are not the result of transactions with owners of the Company's Common Stock. This Statement is not anticipated to materially affect the Company's financial statements.

     The FASB recently issued statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's financial statements as of and for the year ending December 31, 1998. This Statement requires reporting of summarized financial results for operating segments as well as established standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The Company has not yet completed its evaluation of the impact of this Statement on the Company's financial statements.

                       AMERICAN ONCOLOGY RESOURCES, INC.

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

The following presents the amounts included in the determination of the Company's revenues (in thousands):


                                                           Year ended December 31,
                                                        -----------------------------
                                                          1997       1996      1995
                                                        ---------  --------  --------

     Medical service revenue..........................   $424,446  $269,380  $129,709
     Amounts retained by affiliated physician groups..    102,606    63,920    30,535
                                                         --------  --------  --------

     Revenue..........................................   $321,840  $205,460  $ 99,174
                                                         ========  ========  ========


     In 1997, none of the Company's affiliated physician groups provided more than 10% of revenues. In 1996, 11% of the Company's revenues were derived from one affiliated physician group, which was the only group that provided 10% or more of revenues. In 1995, 15% and 11% of the Company's revenues were derived from two affiliated physician groups.

     For the years ended December 31, 1997, 1996 and 1995, the affiliated physician groups derived approximately 33%, 33% and 27%, respectively, of their medical service revenue from services provided under the Medicare and state Medicaid programs and 47%, 45% and 51%, respectively, from contractual, fee-for-service arrangements with managed care programs, none of which individually aggregated more than 10% of medical service revenue. The remaining 20%, 22% and 22%, respectively, was derived from various non-contracted fee-for-service payors. Capitation revenues were less than 1% of total revenue in 1997, 1996 and 1995. Changes in the payor reimbursement rates, particularly Medicare due to its concentration, or affiliated physician groups' payor mix can materially and adversely affect the Company's revenues.

     Under its management service agreements, receivables generated by affiliated physician groups from patient services are purchased at their net collectible value on a full recourse basis by the Company; thus, the Company does not have an allowance for doubtful accounts. As a result, the Company's accounts receivable are a function of medical service revenue of the affiliated physician groups rather than the Company's revenue. Such receivables are recorded by the affiliated physician groups net of contractual adjustments and allowances for doubtful accounts. Receivables from the Medicare and state Medicaid programs are considered to have minimal credit risk, and no other payor comprised more than 10% of accounts receivable at December 31, 1997.

                       AMERICAN ONCOLOGY RESOURCES, INC.

NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

     From January 1995 through December 31, 1997, the Company affiliated with oncology groups comprised of 262 physicians.

     The consideration paid for the physician groups to enter into long-term management service agreements and for the nonmedical assets of the physician groups, primarily receivables and fixed assets, has been accounted as asset purchases. Total consideration includes the assumption by the Company of specified liabilities, the estimated value of nonforfeitable commitments by the Company to issue Common Stock at specified future dates for no additional consideration, short-term and subordinated notes, cash payments and related transaction costs as follows (in thousands):

                                                                                      Year ended
                                                                                     December 31,
                                                                     ---------------------------------------------
                                                                          1997            1996           1995
                                                                     --------------  --------------  -------------

Cash and transaction costs..........................                       $ 33,228         $46,221       $ 51,312
Short-term and subordinated notes...................                         37,860          25,295         50,817
Common Stock to be issued...........................                         22,355          15,312         37,207
Liabilities assumed.................................                          8,252           3,794         11,014
                                                                           --------         -------       --------

Total costs.........................................                       $101,695         $90,622       $150,350
                                                                           ========         =======       ========

     During 1997, the Company affiliated with 13 oncology physician groups on the effective dates indicated as follows: January 10, Williamsburg Hematology and Oncology of Virginia, total consideration of $4,566,000 including 94,452 shares of Common Stock to be issued with a value of $588,000; March 14, Virginia Oncology Associates, P.C., of Norfolk, Virginia, total consideration of $21,085,000 including 514,124 shares of Common Stock to be issued with a value of $3,239,000; April 1, Central Indiana Radiation Oncology, P.S.C. of Indiana, total consideration of $4,622,000, including 253,385 shares of Common Stock to be issued with a value of $1,393,000; March 24, Texas Radiation Oncology Group, L.L.P. of Austin, Texas, total consideration of $12,065,000, including 342,632 shares of Common Stock to be issued with a value of $1,754,000; November 1, Hematology Associates of South Texas, P.A., total consideration of $6,082,000, including 155,396 shares of Common Stock to be issued with a value of $1,366,000; November 1, Clinical Hematology Oncology Associates, P.C. of Arizona, total consideration of $9,855,000, including 397,947 shares of Common Stock to be issued with a value of $3,767,000; November 17, Florida Community Cancer Centers, P.A. of Tampa, Florida, total consideration of $34,846,000 including 1,117,074 shares of Common Stock to be issued with a value of $8,964,000; and in January through September of 1997, six smaller transactions with physician groups in Tulsa, Oklahoma; Las Vegas, Nevada; Portland, Oregon; Fairfax, Virginia; Vancouver, Washington; and Franklin Pennsylvania; for total consideration of $8,574,000 which includes 191,849 shares of Common Stock to be issued with a value of $1,284,000.

     During 1996, the Company affiliated with 17 oncology physician groups on the effective dates indicated as follows: March 1, Cancer Center of Kansas, P.A. of Wichita, Kansas, total consideration of $12,547,000 including 163,676 shares of Common Stock to be issued with a value of $1,926,000; March 1, Coram Physician Services of Fairfax, Virginia, total consideration of $15,518,000 including 116,298 shares of Common Stock to be issued with a value of $1,375,000; May 1, San Antonio Tumor and Blood Clinic, P.A. and Drs. Cohen, Gordon and Lopez, P.A. of San Antonio, Texas, total consideration of $12,479,000 including 210,048 shares of Common

                       AMERICAN ONCOLOGY RESOURCES, INC.

Stock to be issued with a value of $1,980,000; September 1, Central Texas Diagnostic Center, P.A. of Austin, Texas, total consideration of $18,863,000 including 770,589 shares of Common Stock to be issued with a value of $4,157,000; November 1, Hematology-Oncology Associates, P.A. of Jacksonville, Florida, total consideration of $8,012,000 including 258,992 shares of Common Stock to be issued with a value of $1,113,000; and, in January through November of 1996, twelve smaller transactions with physician groups in Durham, North Carolina; Denver, Colorado; Portland, Oregon; Tucson, Arizona; San Antonio, Texas; Independence, Missouri; Flagstaff, Arizona and Orange Park, St. Augustine and Ocala, Florida; for total consideration of $23,203,000 which includes 793,647 shares of Common Stock to be issued with a value of $4,761,000.

     During 1995, the Company affiliated with 16 oncology physician groups on the effective dates indicated as follows: January 1, Southwestern Radiation Oncology, Ltd. and Miked, Inc. of Tucson, Arizona, total consideration of $10,249,000 including 1,378,000 shares of Common Stock to be issued with a value of $2,897,000; March 1, Pikes Peak Cancer Specialists, P.C. and Paul N. Anderson, M.D., P.C. of Colorado Springs, Colorado, total consideration of $8,799,000 including 910,000 shares of Common Stock to be issued with a value of $1,916,000; March 1, Cancer Care Associates, P.A. of Tulsa, Oklahoma, total consideration of $26,309,000 including 2,888,000 shares of Common Stock to be issued with a value of $6,431,000; March 15, Hematology and Oncology Associates, P.A. of Greenville, South Carolina, total consideration of $9,587,000 including 1,098,000 shares of Common Stock to be issued with a value of $2,580,000; April 1, Hematology-Oncology Medical Associates, Inc. of Pittsburgh, Pennsylvania, total consideration of $18,205,000 including 1,622,000 shares of Common Stock to be issued with a value of $8,072,000; August 1, James River Clinic, P.C. and Mattern, Schultz & Booth Company of Hampton, Virginia, total consideration of $7,602,000 including 172,000 shares of Common Stock to be issued with a value of $1,517,000; October 1, Riverview Cancer Care Medical Associates, P.C. of Rexford, New York, total consideration of $9,101,000 including 206,000 shares of Common Stock to be issued with a value of $2,774,000; October 1, Capital District Hematology Oncology Associates, P.C. of Latham, New York, total consideration of $16,060,000 including 308,000 shares of Common Stock to be issued with a value of $4,203,000; December 1, Triad Hematology-Oncology Associates, P.L.L.C. of Winston-Salem, North Carolina, total consideration of $4,185,000 including 64,000 shares of Common Stock to be issued with a value of $663,000 and, in September through December of 1995, the following seven smaller transactions in Raleigh, North Carolina; Asheville, North Carolina; Boulder, Colorado; Jacksonville, Florida; Las Vegas, Nevada; Winston-Salem, North Carolina and Pittsburgh, Pennsylvania, for total consideration of $40,253,000 which includes 626,000 shares of Common Stock to be issued with a value of $6,154,000.

     In conjunction with five medical practice transactions occurring in 1996 and 1997, the Company is contingently obligated to pay up to an additional $3,870,000 in future years, depending on the achievement of certain financial objectives. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes probable. Any payment made will be allocated to the affiliated long-term management services agreements and will be amortized over the remaining life of that asset.

     The accompanying financial statements include the results of operations derived from the management services agreements from their respective effective dates. The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 1996 as if the 1997 and 1996 transactions had been consummated on January 1, 1996 and for the year ended December 31, 1997 as if the 1997 transactions were consummated on January 1, 1997. Such pro forma information is based on the historical financial information of the physician groups and does not include operational or other changes which might have been affected pursuant to the Company's management of the nonmedical aspects of such groups.

                       AMERICAN ONCOLOGY RESOURCES, INC.

     The unaudited pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands, except per share amounts):

                                         Pro forma (unaudited)
                                        Year Ended December 31,
                                        -----------------------
                                            1997       1996
                                            ----       ----

     Revenue.......................        $355,201  $269,870
     Net income....................          24,234    20,533
     Net income per share-basic....            0.51      0.43
     Net income per share-diluted..            0.49      0.40


NOTE 4 - INDEBTEDNESS

Short-term notes payable

     Short-term notes payable bear interest at 7% and have original maturities of less than one year. The notes are payable to physicians with whom the Company entered into long-term management agreements and relate to medical practice transactions.

Long-term indebtedness

     Long-term indebtedness consists of the following (in thousands):


                                               December 31,
                                            -------------------
                                              1997       1996
                                            ---------  --------

     Subordinated notes...................    80,710    62,113
     Credit Facility......................    66,000    23,000
     Capital lease obligations and other..     1,634     2,158
                                            --------   -------
                                             148,344    87,271
     Less - current maturities............    (8,628)   (5,564)
                                            --------   -------

                                            $139,716   $81,707
                                            ========   =======

Subordinated notes

     The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into management agreements. Substantially all of the notes outstanding at December 31, 1997 and 1996 bear interest at 7%, are due in installments through 2004 and are subordinated to senior bank and certain other debt. If the Company fails to make payment under any of the notes, the respective physician group can terminate the related management service agreement for cause.

Credit Facility

     The Company has a loan agreement and revolving credit/term facility (Credit Facility) with First Union National Bank of North Carolina (First Union) individually and as Agent for twelve additional lenders (Lenders),

                       AMERICAN ONCOLOGY RESOURCES, INC.

which was amended as of December 29, 1997 to improve certain terms and covenants. Under the terms of the agreement, the amount available for borrowing is $150 million through October 31, 2002. Proceeds of loans may be used to finance medical group transactions, provide working capital or for other general corporate uses. At December 31, 1997, the Company had an outstanding balance of $66 million under the Credit Facility. The Company has classified this facility as long term due to its ability and intent to maintain the borrowings past 1998.

     Borrowings under the Credit Facility are secured by capital stock of the Company's subsidiaries and all material contracts, including management service
agreements.   At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offer Rate (LIBOR) up to London Interbank Offer Rate plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on London Interbank Offer Rate related loans is due at the end of each applicable interest period or quarterly, if earlier. As of December 31, 1997, the interest on all outstanding draws was 8.5%, which represented borrowings at the Base rate which were converted to LIBOR loans at a rate of 6.6% in January 1998.

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

Capital lease obligations and other

     Leases for medical and office equipment are capitalized using effective interest rates between 7.5% and 11.5%. At December 31, 1997 and 1996, the gross amount of assets recorded under the capital leases was $3,239,000 and $3,710,000 and the related accumulated amortization was $1,945,000 and $1,431,000. Amortization expense is included with depreciation. Total future capital lease payments are $1,548,288. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in medical practice transactions.

Maturities

     Future principal maturities of long-term indebtedness, including capital lease obligations, is $8,628,000 in 1998, $13,525,000 in 1999, $16,099,000 in
2000, $15,774,000 in 2001, $80,795,000 in 2002 and $13,523,000 thereafter.

                       AMERICAN ONCOLOGY RESOURCES, INC.

NOTE 5 - INCOME TAXES

     The Company's income tax provision consists of the following (in thousands):

                                               Year ended December 31,
                                           --------------------------------
                                           1997            1996        1995
                                           ----            ----       -----
Federal:
     Current......................        $ 8,137        $ 7,787      $4,352
     Deferred.....................          4,592          1,914         815
State:
     Current......................            896          1,155         701
     Deferred.....................            354            216          61
                                          -------        -------      ------
                                           13,979         11,072       5,929

Reversal of valuation allowance
    due to net operating loss
    utilization...................                                       (77)
                                          -------        -------      ------
                                          $13,979        $11,072      $5,852
                                          =======        =======      ======


      The difference between the effective income tax rate and the amount which would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:


                                                   Year ended December 31,
                                              ------------------------------
                                               1997          1996       1995
                                               ----          ----       ----
Provision for income taxes at U.S.            35.0%          35.0%      35.0%
    statutory rates..............
State income taxes, net of                     3.0            3.5        3.0
    federal benefit..............
Nontaxable life insurance                                               (4.2)
    proceeds.....................
Nondeductible items and other....                                         .1
Reversal of valuation allowance
    due to net operating loss
    utilization..................                                        (.4)
                                           ------        -------      ------
                                             38.0%          38.5%       33.5%
                                           ======        =======      ======

     Deferred income taxes are comprised of the following (in thousands):

                                                   December 31,
                                                  --------------
                                                   1997    1996
                                                  ------  ------

Deferred tax assets:
 Deferred rent..................................  $  101  $   48
 Accrued expenses...............................      24
 Other..........................................     175     111
                                                  ------  ------
                                                  $  300  $  159
                                                  ======  ======

Deferred tax liabilities:
 Amortization of management service agreements..  $7,909  $2,973
 Depreciation...................................     457     140
 Prepaid expenses...............................     890      86
                                                  ------  ------
                                                  $9,256  $3,199
                                                  ======  ======

                       AMERICAN ONCOLOGY RESOURCES, INC.

NOTE 6 - OTHER INCOME, NET

     Other income, net in 1995 consists of a gain from life insurance proceeds of $2,090,000 less lease termination costs of $490,000.

NOTE 7 - STOCKHOLDERS' EQUITY

     Effective May 16, 1997, the Board of Directors of the Company adopted a shareholders rights plan and in connection therewith, declared a dividend of one Series A Preferred Share Purchase Right for each outstanding share of Common Stock. For a more detailed description of the shareholders rights plan, refer to the Company's Form 8-A filed with the Securities and Exchange Commission on June 2, 1997.

     Effective May 8, 1997, the Company's stockholders approved an increase in the number of shares of Common Stock authorized to be issued to 80,000,000 shares

     On August 13, 1996, the Board of Directors of the Company authorized the purchase of up to 3,000,000 shares of the Company's Common Stock in public or private transactions.

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

     The shares of Common Stock to be issued at specified future dates were valued at a discount from the estimated fair value of a delivered share after considering all relevant factors, including normal discounts for marketability due to the time delay in delivery of the shares, estimates of the value of the respective management service agreements and proximate sales of Common Stock for cash. The Common Stock in the transactions is to be delivered under the terms of the respective agreements for periods up to seven years. The Common Stock to be delivered is discounted at weighted-averages of 39%, 39% and 38% for 1997, 1996 and 1995 respectively, from comparable cash sales of Common Stock.

     For transactions completed through December 31, 1997, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of time are 2,940,618 in 1998, 5,244,319 in 1999, 5,491,405 in
2000, 1,694,212 in 2001, 1,934,599 in 2002 and 632,599 thereafter.

                       AMERICAN ONCOLOGY RESOURCES, INC.

NOTE 8 - STOCK OPTIONS

     The Company's 1993 Key Employee Stock Option Plan, as amended, provides that employees may be granted options to purchase Common Stock. Total shares available for grant are limited to 7% of the outstanding common shares plus the shares to be issued to physician groups at specified future dates. Individual option vesting and related terms are determined by the Compensation Committee of the Board of Directors. However, the stock option plan provides that the options granted may be incentive options at an exercise price no less than fair value at the grant date or 85% of fair value in the case of nonqualified options. Option terms may not exceed ten years. Individual option grants vest ratably over time, generally five years. Effective November 7, 1996, the Board of Directors exchanged 626,100 options with exercise prices of $18.10 to $24.18 for new options with an exercise price of $8.79, which approximated fair value on the date of grant.

     Under the terms of the Company's Chief Executive Officer Stock Option Plan and Agreement and the Everson Stock Option Plan and Agreement, two executives were granted 3,693,798 non-qualified options to purchase Common Stock with an exercise price effectively equal to the fair market value at the date of grant. The options vested on the date of the Company's initial public offering and expire between 2000 and 2003. The Company's ability to grant further options under these plans ceased on the date of the Company's initial public stock offering. At December 31, 1997, 2,218,428 Common Stock options with a weighted-average exercise price of $3.33 per share were outstanding and exercisable under the terms of these plans.

     The Company's 1993 Non-Employee Director Stock Option Plan provides that up to 200,400 options to purchase Common Stock can be granted. The options vest in 6 months or ratably over 4 years, have a term of 10 years and exercise prices effectively equal to the fair market value at the date of grant. As of December 31, 1997, 104,000 options were outstanding , all of which were vested and exercisable.

     The Company's 1993 Affiliate Stock Option Plan, as amended, provides that options to purchase up to 1,000,000 shares of Common Stock can be granted. Options under the plan have a term of 10 years. All individual option grants vest ratably over the vesting periods of 3 to 5 years. Effective November 7, 1996, the Board of Directors exchanged 61,500 options with exercise prices of $18.10 to $24.18 for new options with an exercise price of $8.79 which approximated fair value on the date of grant. Of the outstanding options to purchase shares of Common Stock granted under this plan, 324,000 were granted to physician employees of the affiliated physician groups and 24,250 were granted to other employees of the affiliated physician groups. In 1997 and 1996, the fair value of the options granted to non-employees was $8.21 and $13.06, respectively. Compensation expense will be recognized over the respective vesting periods. Expense of $270,000 and $106,000 was recognized in 1997 and 1996, respectively.

     All of the Company's Common Stock options vest automatically upon a change in control of the Company, as defined in such stock option plans.

                       AMERICAN ONCOLOGY RESOURCES, INC.

     The following summarizes the activity for all option plans:


                                                   Weighted
                                                   Average
                                     Shares     Exercise Price
                                   -----------  --------------

     Balance, December 31, 1994..   3,298,000           $ 2.28

       Granted...................   2,549,000             8.78
       Exercised.................     (12,000)            2.67
       Canceled..................     (49,000)            3.17
                                   ----------

     Balance, December 31, 1995..   5,786,000             5.14

       Granted...................   1,080,000            13.53
       Exercised.................    (893,000)            1.70
       Canceled..................  (1,154,000)           19.09
                                   ----------

     Balance, December 31, 1996..   4,819,000             4.30

       Granted                      1,440,000            12.73
       Exercised.................    (415,000)            3.14
       Canceled..................    (135,000)           10.68
                                   ----------

     Balance, December 31, 1997..   5,709,000           $ 6.36
                                   ==========

The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                                    Options Outstanding                                      Options  Exercisable
                 ------------------------------------------------------------     ---------------------------------------
                       Number         Weighted-Average          Weighted                Number             Weighted
    Range of        Outstanding    Remaining Contractual        Average             Exercisable at         Average
 Exercise Prices    at 12/31/97             Life             Exercise Price            12/31/97         Exercise Price
-----------------  -------------  ----------------------   ------------------     -----------------  --------------------
$ 1 to 3                 1,774,000        3.8 years              $ 2.25                   1,616,000           $ 2.26
  4 to 9                3,220,000         6.5                      6.49                   1,764,000             4.80
15 to 24                  715,000         9.6                     16.00                      16,000            24.18
                      -----------                                                       -----------
 1 to 24                5,709,000         6.1                    $ 6.36                   3,396,000           $ 3.68
                      ===========                                                       ===========

                       AMERICAN ONCOLOGY RESOURCES, INC.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation. " Accordingly, no compensation cost has been recognized for fixed options granted to Company employees. Had compensation cost for the Company's five stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

                                     Pro forma
                             Year Ended December 31,
                             -----------------------
                                 1997        1996
                             ------------  ---------

     Net income............       $21,102    $16,656
     Net income per share..       $  0.44    $  0.35

     During the initial phase-in of SFAS No. 123, this pro forma is not likely to be representative of the effects on reported net income for future years as options granted prior to 1995 are not included in the calculation.

     Options granted in 1997 and 1996 had weighted-average fair values of $9.11 and $6.04, respectively. The fair value of each Common Stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants from all plans in 1997 and 1996:

                                       1997   1996
                                       -----  -----
     Expected life (years)...........     5      5
     Risk-free interest rate.........   5.2%   5.1%
     Expected volatility (post IPO)..    81%    87%
     Expected dividend yield.........     0%     0%

                       AMERICAN ONCOLOGY RESOURCES, INC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under noncancelable operating lease agreements. Total future minimum lease payments, including escalation provisions and leases with entities affiliated with physician groups, are $12,315,000 in 1998, $11,074,000 in 1999, $9,686,000 in 2000, $8,649,000 in
2001, $7,064,000 in 2002 and $11,417,000 thereafter. Rental expense under noncancelable operating leases was $12,274,000 in 1997, $8,565,000 in 1996 and $4,459,000 in 1995.

     In December 1997, the Company entered into a $75,000,000 master lease agreement for the purpose of financing property and construction of integrated cancer centers. Under the agreement, the lessor purchases the properties, pays for the construction costs and thereafter leases the facilities to the Company. The initial term of the lease is for five years and can be renewed in one year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option.

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

     The Company leases a portion of its medical office space and equipment, at rates which the Company believes approximate fair market value, from entities affiliated with certain of the stockholders of physician groups affiliated with the Company. Payments under these leases were $2,621,000 in 1997, $2,296,000 in 1996 and $1,854,000 in 1995 and total future commitments are $12,649,000.

     The subordinated notes are payable to the persons or entities which are also stockholders or holders of rights to receive Common Stock at specified future dates. Total interest expense to these parties was $5,186,000 in 1997, $3,885,000 in 1996 and $1,909,000 in 1995.

     A director and a stockholder is a partner of a law firm utilized by the Company. The Company incurred $584,000 in 1997, $651,000 in 1996 and $904,000 in 1995 for legal services provided by the firm.

     Three of the Company's directors are practicing physicians with physician groups affiliated with the Company. In 1997, the three physician groups generated total medical service revenues of $40,378,000 of which $8,484,000 was retained by the groups and $31,894,000 was included in the Company's revenue. In 1996, the three physician groups generated total medical service revenues of $37,725,000 of which $8,218,000 was retained by the groups and $29,507,000 was included in the Company's revenue. In 1995, three physician groups generated total medical service revenues of $31,782,000 of which $6,694,000 was retained by the groups and $25,088,000 was included in the Company's revenue.

                       AMERICAN ONCOLOGY RESOURCES, INC.

NOTE 11 - QUARTERLY FINANCIAL DATA

     The following table presents the Company's unaudited quarterly information (in thousands, except per share amounts):

                                  1997 Quarter Ended                    1996 Quarter Ended
                            ------------------------------    --------------------------------------
                            Dec 31  Sep 30  Jun 30  Mar 31     Dec 31    Sep 30    Jun 30    Mar 31
                            ------  ------  ------  ------    --------  --------  --------  --------

Revenue...................  89,626  82,293  79,525  70,396     $63,635   $53,701   $47,374   $40,750
Income from operations....  12,468  11,513  11,343   9,889       9,259     7,782     7,297     7,629

Net income................   6,166   5,910   5,719   5,072       4,840     4,303     4,060     4,447
Net income per share
 (Basic)..................    0.13    0.13    0.13    0.11        0.11      0.10      0.09      0.10

Net income per share
 (Diluted)................    0.13    0.12    0.12    0.11        0.10      0.09      0.09      0.09


                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                AMERICAN ONCOLOGY RESOURCES, INC.


                                By: /s/  R. DALE ROSS
                                   --------------------------------
                                              R. Dale Ross
                                      Chairman of the Board and
                                         Chief Executive Officer



  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


             SIGNATURE                                TITLE                            DATE
             ---------                                -----                            ----
/s/  R. DALE ROSS                          Chairman of the Board,                March 19, 1998
-----------------------------------        Chief Executive Officer
           R. Dale Ross                    and Director


/s/  LLOYD K. EVERSON, M.D.                President and Director                March 19, 1998
-----------------------------------
           Lloyd K. Everson, M.D.

/s/  L. FRED POUNDS                        Vice President of Finance,            March 19, 1998
-----------------------------------        Chief Financial Officer
    L. Fred Pounds                         and Treasurer


/s/  RUSSELL L. CARSON                     Director                              March 19, 1998
-----------------------------------
    Russell L. Carson

                                           Director
-----------------------------------
    Kyle M. Fink, M.D.

/s/  RICHARD B. MAYOR                      Director                              March 17, 1998
-----------------------------------
    Richard B. Mayor

/s/  MAGARAL S. MURALI, M.D.               Director                              March 18, 1998
-----------------------------------
    Magaral S. Murali, M.D.

/s/  ROBERT A. ORTENZIO                    Director                              March 19, 1998
-----------------------------------
    Robert A. Ortenzio

/s/  EDWARD E. ROGOFF, M.D.                Director                              March 18, 1998
-----------------------------------
    Edward E. Rogoff, M.D.