Form 10-Q
period 1998-03-31
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1998-05-13
CIK 943061

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1998

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

                                (281) 873-2674
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
   As of May 6, 1998, 32,392,836 shares of the Registrant's Common Stock were outstanding. In addition, as of May 6, 1998, the Registrant had agreed to deliver 16,405,393 shares of its Common Stock on certain future dates for no additional consideration.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                   FORM 10-Q

                                 MARCH 31, 1998



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


PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                       AMERICAN ONCOLOGY RESOURCES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

              (in thousands, except par value and share amounts)

                                                                                      March 31,                December 31,
                                                                                        1998                       1997
                                                                                 -------------------        -------------------
                                    ASSETS                                             (UNAUDITED)
Current assets:
  Cash and equivalents........................................................          $    2,783                 $    5,000
  Accounts receivable.........................................................             106,240                     92,038
  Prepaids and other current assets...........................................              11,440                     10,149
  Due from affiliated physician groups........................................               2,181                      7,904
  Income tax receivable                                                                      1,627
                                                                                        ----------                 ----------
      Total current assets....................................................             124,271                    115,091
Property and equipment, net...................................................              42,856                     38,564

Management service agreements, net of amortization of $17,692 and $15,589                  334,102                    326,295
Other assets..................................................................               5,933                      3,943
                                                                                        ----------                 ----------
                                                                                        $  507,162                 $  483,893
                                                                                        ==========                 ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes payable....................................................                                     $   14,011
  Current maturities of long-term indebtedness................................          $    9,437                      8,628
  Accounts payable............................................................              28,913                     38,870
  Due to affiliated physician groups..........................................               2,301                        289
  Accrued compensation costs..................................................               1,432                      2,783
  Accrued interest payable....................................................               2,748                      2,804
  Income taxes payable........................................................                                              8
  Other accrued liabilities...................................................               7,343                      3,834
                                                                                        ----------                 ----------
      Total current liabilities...............................................              52,174                     71,227
Deferred income taxes.........................................................              11,121                      8,956
Long-term indebtedness........................................................             165,857                    139,716
                                                                                        ----------                 ----------
      Total liabilities.......................................................             229,152                    219,899
                                                                                        ----------                 ----------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding...............................................................
  Series A Preferred Stock, $.01 par value, 500,000 shares authorized and reserved, none issued and outstanding.....................................
  Common stock, $.01 par value, 80,000,000 shares authorized, 31,530,926
    and 29,721,754 shares issued and outstanding..............................                 315                        297
  Additional paid-in capital..................................................             147,053                    138,381
  Common stock to be issued, 17,034,784 and 17,937,752  shares................              73,212                     74,757
  Retained earnings...........................................................              57,430                     50,559
                                                                                        ----------                 ----------
      Total stockholders' equity..............................................             278,010                    263,994
                                                                                        ----------                 ----------
                                                                                        $  507,162                 $  483,893
                                                                                        ==========                 ==========

        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (UNAUDITED)


                                                                      Three Months
                                                                     Ended March 31,
                                                                1998              1997
                                                           ----------------   --------------
Revenue.................................................          $100,949          $70,396

Operating expenses:
  Pharmaceuticals and supplies..........................            45,109           32,138
  Practice compensation and benefits....................            19,459           13,471
  Other practice costs..................................            11,809            7,690
  General and administrative............................             6,041            4,171
       Depreciation and amortization....................             4,490            3,037
                                                                  --------          -------
                                                                    86,908           60,507
                                                                  --------          -------
Income from operations..................................            14,041            9,889
Other income (expense):
  Interest income.......................................                29              102
  Interest expense......................................            (2,988)          (1,745)
                                                                  --------          -------
Income before income taxes..............................            11,082            8,246
Income taxes............................................             4,211            3,174
                                                                  --------          -------
Net income..............................................          $  6,871          $ 5,072
                                                                  ========          =======
Net income per share -- basic...........................          $   0.14          $  0.11
                                                                  ========          =======

Shares used in per share calculations -- basic..........            47,959           44,591
                                                                  ========          =======
Net income per share -- diluted.........................          $   0.14          $  0.11
                                                                  ========          =======

Shares used in per share calculations -- diluted........            49,940           47,392
                                                                  ========          =======

        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (UNAUDITED)

                                                           Additional     Common
                                       COMMON STOCK         Paid-in      Stock to     Retained
                                    Shares     PAR VALUE    Capital      be issued    EARNINGS     Total
                                   ---------   ---------   ----------   -----------   --------   ---------

Balance at December 31, 1997....      29,722       $ 297     $138,381    $   74,757    $50,559    $263,994
Medical practice
 transactions-value of 177,034
 shares to be issued  ..........                                              1,652                  1,652
Delivery of   1,080,002
 shares from issuance of Common
 Stock..........................       1,080          11        3,186        (3,197)
Exercise of options to
 purchase Common Stock..........         729           7        1,806                                1,813
Tax benefit from exercise of
 non-qualified stock options....                                3,680                                3,680
Net Income......................                                                         6,871       6,871
                                     -------       -----     --------    ----------    -------    --------
Balance at March 31, 1998.......      31,531       $ 315     $147,053    $   73,212    $57,430    $278,010
                                     =======       =====     ========    ==========    =======    ========


        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)

                                                                                        THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                  1998                 1997
                                                                           ------------------   ------------------
Cash flows from operating activities:
   Net income...........................................................            $  6,871             $  5,072
   Noncash adjustments:
       Depreciation and amortization....................................               4,490                3,037
       Deferred income taxes............................................               2,165                  815
   Cash provided (used), net of effects of medical practice
       transactions, by changes in:
       Accounts receivable..............................................             (14,268)              (8,942)
       Prepaids and other current assets................................              (1,649)                 273
       Other assets.....................................................                                     (502)
       Accounts payable.................................................             (10,241)               8,452
       Due from/to affiliated physician groups..........................               7,846                5,548
       Income taxes receivable/payable..................................               2,044                1,353
       Other accrued liabilities........................................               2,102               (2,668)
                                                                                    --------             --------
          Net cash provided (used) by operating activities..............                (640)              12,438
                                                                                    --------             --------
Cash flows from investing activities:
   Acquisition of property and equipment................................              (6,089)              (2,825)
   Net payments in medical practice transactions........................              (7,007)             (13,471)
   Other................................................................                  41
                                                                                    --------             --------
          Net cash used in investing activities.........................             (13,055)             (16,296)
                                                                                    --------             --------
Cash flows from financing activities:
   Proceeds from credit facility........................................              26,000               32,000
   Repayment of credit facility.........................................                                  (10,000)
   Proceeds from other indebtedness.....................................                                      519
   Repayment of other indebtedness......................................             (16,335)              (7,242)
   Purchase of Treasury Stock...........................................                                   (6,418)
   Proceeds from exercise of options....................................               1,813
   Net proceeds from issuance of Common Stock...........................                                      121
                                                                                    --------             --------
          Net cash provided by financing activities.....................              11,478                8,980
                                                                                    --------             --------
Increase (decrease) in cash and equivalents.............................              (2,217)               5,122
Cash and equivalents:
   Beginning of period..................................................               5,000                3,429
                                                                                    --------             --------
   End of period........................................................            $  2,783             $  8,551
                                                                                    ========             ========
Interest paid...........................................................            $  3,180             $  2,313
Taxes paid..............................................................                   3                  420
Noncash transactions:
   Tax benefit from exercise of non-qualified stock options.............               3,680
   Value of Common Stock to be issued in medical practice transactions..               1,652                4,393
   Delivery of Common Stock to be issued in medical practice                           3,197                2,236
    transactions
   Debt issued in medical practice transactions.........................               3,214               8,955

        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 23, 1998.

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

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                             Three Months
                                                           Ended March 31,
                                                        1998              1997
                                                  ----------------   ---------------
Medical service revenue........................           $133,566           $92,137
Amounts retained by medical practices..........             32,617            21,741
                                                          --------           -------
Revenue........................................           $100,949           $70,396
                                                          ========           =======

                       AMERICAN ONCOLOGY RESOURCES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  CONTINUED

                                  (UNAUDITED)



NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

During the first three months of 1998, the Company affiliated with two oncology practices and acquired two radiation oncology centers. During the first three months of 1997, the Company affiliated with four oncology practices. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                               1998            1997
                                           -------------   -------------

Cash and transaction costs.............          $ 7,007         $13,471
Liabilities                                          895           2,212
 assumed...............................
Issuance of short-term and
      subordinated notes...............            2,644           8,955
Common Stock to be issued..............            1,652           4,393
                                                 -------         -------
                                                 $12,198         $29,031
                                                 =======         =======

In conjunction with the medical practice transactions occurring since inception, the Company is contingently obligated to pay up to an additional $3.3 million in future years depending on the achievement of certain financial objectives, none of which related to medical practice transactions occurring in the first three months of 1998. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated to the long-term management services agreements and will not immediately be charged to expense.

For transactions completed through March 31, 1998, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of the time are 1,860,616 in 1998, 5,244,319 in 1999, 5,491,409 in 2000,
1,725,021 in 2001, 1,965,408 in 2002 and 748,011 thereafter.  Although such shares are not yet issued or outstanding, such shares are considered as outstanding for the purpose of per share calculations.

NOTE 4 - CAPITALIZATION

As part of affiliating with medical practices described in Note 3, the Company has nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Common Stock to be issued is shown as a separate component in stockholders' equity, and the amounts, upon issuance of the shares, will be reclassified to par value and additional paid-in capital.

During the first three months of 1998, options to purchase 403,000 shares of Common Stock at $13.96 to $15.67 per share were granted under the Company's various stock option plans, none of which was granted to executive officers and directors. During the first three months of 1998, options to purchase 729,170 shares of Common Stock at $1.34 to $10.56 per share were exercised, of which 712,500 were exercised by executive officers and directors. During the first three months of 1998, options to purchase 13,050 shares of Common Stock were canceled. At March 31, 1998, there were options to purchase 5,362,434 shares of Common Stock outstanding under the Company's various stock option plans at exercise prices of $1.34 to $24.18 per share.

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

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                  (UNAUDITED)

NOTE 5 - Indebtedness

Short-term notes payable

Short-term notes payable bear interest at 7% and have original maturities of less than one year. The notes are payable to physicians with whom the Company entered into long-term management agreements and relate to medical practice transactions.

Long-term indebtedness

Long-term indebtedness consists of the following (in thousands):

                                                     MARCH 31,          December 31,
                                                       1998                 1997
                                                     ---------          ------------
Subordinated notes.........................           $ 81,900            $ 80,710
Credit facility............................             92,000              66,000
Capital lease obligations and other........              1,394               1,634
                                                      --------            --------
                                                       175,294             148,344
Less current maturities....................             (9,437)             (8,628)
                                                      --------            --------
                                                      $165,857            $139,716
                                                      ========            ========

Subordinated Notes

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company has entered into management agreements. Substantially all of the notes outstanding at March 31, 1998 and December 31, 1997 bear interest at 7% per annum, are due in installments through 2005 and are subordinated to senior bank and certain other debt. If the Company fails to make a payment under any of the notes, the respective physician group can terminate the related management service agreement for cause.

Credit Facility

The Company has a loan agreement and revolving credit/term facility ("Credit Facility") with First Union National Bank ("First Union") individually and as Agent for twelve additional lenders ("Lenders"), which was amended as of December 29, 1997 to improve certain terms and covenants. Under the terms of the agreement, the amount available for borrowing is $150 million through October 31, 2002. Proceeds of loans may be used to finance medical group transactions, provide working capital or for other general corporate uses. At March 31, 1998, the Company had an outstanding balance of $92 million under the Credit Facility. The Company has classified this facility as long term due to its ability and intent to maintain the borrowings past 1998.

Borrowings under the Credit Facility are secured by all securities owned by the Company, including all capital stock of the Company's subsidiaries and all management service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offer Rate (LIBOR) up to London Interbank Offer Rate plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on London Interbank Offer Rate related loans is due at the end of each applicable interest period or quarterly, if earlier. As of March 31, 1998, the weighted average interest rate on all outstanding draws was 6.5 %.

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

                       AMERICAN ONCOLOGY RESOURCES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  CONTINUED

                                  (UNAUDITED)

Master Lease

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

NOTE 6 - EARNINGS PER SHARE

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

The table summarizes the determination of shares used in per share calculations (in thousands):


                                                                        Three Months Ended March 31,
Basic                                                                        1998            1997
                                                                         -------------   -------------
     Outstanding at end of period:
     Common Stock......................................                        31,531          27,531
     Common Stock to be issued.........................                        17,035          17,417
                                                                               ------          ------
                                                                               48,566          44,948
     Effect of weighting...............................                          (607)           (357)
                                                                               ------          ------
       Shares used in per share calculations...........                        47,959          44,591
                                                                               ======          ======
 Diluted
     Outstanding at end of period:
     Common Stock......................................                        31,531          27,531
     Common Stock to be issued.........................                        17,035          17,417
                                                                               ------          ------
                                                                               48,566          44,948
     Effect of weighting and assumed share
       equivalents for grants of stock options and
       issuances of stock at less than the weighted
       average price                                                            1,374           2,444
                                                                               ------          ------
       Shares used in per share calculations...........                        49,940          47,392
                                                                               ======          ======

                       AMERICAN ONCOLOGY RESOURCES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  CONTINUED

                                  (UNAUDITED)



NOTE 7 - RECENT PRONOUNCEMENTS

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

The FASB recently issued statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's financial statements as of and for the year ending December 31, 1998. This Statement requires reporting of summarized financial results for the operating segments as well as established standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The Company has not yet completed its evaluation of the impact of this Statement on the Company's financial statements.

                       AMERICAN ONCOLOGY RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

American Oncology Resources, Inc. (the "Company") enters into management agreements with, and purchases the nonmedical assets of, medical and radiation oncology practices. Under the terms of the management agreements, the Company provides comprehensive management services to its affiliated oncology practices, including operational and administrative services, and furnishes personnel, facilities, supplies and equipment. These practices provide a broad range of medical services to cancer patients, integrating the specialties of medical oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation. Substantially all of the Company's revenue consists of management fees and includes all medical practice operating costs for which the Company is contractually responsible.

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

The Company's objective is to be the leading national physician practice management company providing comprehensive services to an integrated network of affiliated oncology practices. The Company intends to achieve this objective by
(i) focusing exclusively on oncology, (ii) affiliating with leading oncology practices throughout the United States, (iii) expanding each affiliated oncology group's presence in its market, (iv) assisting affiliated oncology practices in offering coordinated, comprehensive cancer care, (v) negotiating and expanding managed care relationships and (vi) expanding the clinical research operations of the affiliated physician groups. Based on the Company's success in expanding its business to date, the Company believes that it has effective strategies for achieving its objective of becoming the leading national oncology practice management company.

FORWARD LOOKING STATEMENTS

The statements contained in this report, in addition to historical information, are forward looking statements based on the Company's current expectations, and actual results may vary materially. The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to enter into affiliations with new physician practices and to successfully integrate such practices, the results of operations of groups currently affiliated with the Company (including results of operations impacted by changes in cancer therapies or the manner in which cancer care is delivered), competition, the amortization period of its management services agreements, reductions in third party reimbursement for services rendered by physician groups affiliated with the Company, health care regulation and other risks generally affecting the health care industry. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a more detailed discussion of such risks and uncertainties. Many of these risks and uncertainties are beyond the Company's ability to control or predict. These forward-looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS OF OPERATIONS

Since the Company's incorporation in October 1992, it has grown rapidly from managing six affiliated physicians in one state to 321 affiliated physicians in 17 states as of March 31, 1998. For the first three months of 1998, no affiliated physician group contributed more than 10% of the Company's revenue. For the first quarter of 1997, only one of the Company's affiliated physician groups contributed more than 10% of total revenue. For the first three months of 1998, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 32% for Medicare and Medicaid, 49% for managed care and 19% for private insurance and other payors. For the first three months of 1997, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 46% for managed care, and 21% for private insurance and other payors.

                       AMERICAN ONCOLOGY RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

When affiliating with an oncology group, the Company records an intangible asset for the excess of transaction consideration over the value of the nonmedical tangible assets acquired. The Company believes that the only intangible asset acquired in a physician transaction is the Company's exclusive right to manage the affiliated oncology group on a long-term basis under the management agreement. The Company believes that the management agreement has an amortizable life for accounting purposes that corresponds to the initial forty year term of the management agreement and, therefore, amortizes this intangible asset against earnings ratably over forty years. The Company recently became aware of a physician practice management company that shortened the amortization period of its management agreements to twenty-five years. The Company is also aware that the Securities and Exchange Commission is carefully scrutinizing the amortization period of management agreements of physician practice management companies in general, often with the view of shortening the amortization period. The Company is not currently in discussions with the Securities and Exchange Commission regarding this matter. After consulting with its independent accountants, and after a review of the facts and circumstances relating to each of its management agreements, the Company continues to believe that the amortization period of each management agreement is forty years. If the amortization period of the Company's agreements should ever be shortened from forty years, the amount of amortization expense charged against earnings each year would increase, which would reduce the Company's earnings and could adversely affect the Company's stock price. Any such change, however, would not impact the Company's cash flow or earnings before interest, taxes, depreciation and amortization.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                                                    THREE MONTHS
                                                                   Ended March 31,
                                                                1998            1997
                                                            -------------   -------------
Revenue..................................................          100.0%          100.0%
Operating expenses:
 Pharmaceuticals and supplies............................           44.7            45.7
 Practice compensation and benefits......................           19.3            19.1
 Other practice costs....................................           11.7            10.9
 General and administrative..............................            5.9             5.9
 Depreciation and amortization...........................            4.4             4.3
 Net interest expense....................................            3.0             2.4
                                                                   -----           -----
Income before income taxes...............................           11.0            11.7
Income taxes.............................................            4.2             4.5
                                                                   -----           -----
Net income...............................................            6.8%            7.2%
                                                                   =====           =====

1998 Compared to 1997

The Company affiliated with two and four oncology groups in the first three months of 1998 and 1997, respectively. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations from the first three months of 1997 to the first three months of 1998 were caused, in part, by affiliations with these oncology practices.

  Revenue. Revenue increased from $70.4 million in the first three months of 1997 to $100.9 million in 1998, an increase of $30.5 million, or 43%. Revenue for markets under management in 1997 and 1998 increased $21.5 million or 31% over the same period from the prior year. This growth was the result of expansion of services, increases in patient volume, recruitment of or affiliation with additional physicians and, to a lesser extent, increases in charges for certain physician services. The remaining $9.0 million was attributable to affiliations with oncology practices in new markets.

                       AMERICAN ONCOLOGY RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician groups, increased from $32.1 for the first three months of 1997 to $45.1 million for the first three months of 1998, an increase of $13.0 million, or 40%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, pharmaceuticals and supplies decreased from 45.7% for the first three months of 1997 to 44.7% for the comparable period of 1998. This decrease was primarily due to initating preferrred pharmaceutical relationships. Management expects that third-party payors will continue to negotiate the reimbursement rate for medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may adversely impact the Company's margins with respect to such items. The Company has adopted a number of strategies to address this matter, including maintaining and improving existing preferred pharmaceutical relationships and initiating new ones.

  Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees who are located at the affiliated physician practice sites and business offices, increased from $13.5 million in the first three months of 1997 to $19.5 million in the first three months of 1998, an increase of $6.0 million or 44%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits increased from 19.1% for the first three months of 1997 to 19.3% for the first three months of 1998, primarily as a result of investments in infrastructure for new product lines.

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $7.7 million in the first three months of 1997, to $11.8 million in the first three months of 1998, an increase of $4.1 million or 53% over the comparable prior year period. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, other practice costs increased from 10.9% to 11.7%. This increase is attributable to increased stem cell transplantation revenue, which has associated direct costs for third-party services that are included in other practice costs.

  General and Administrative. General corporate expenses increased from $4.2 million in the first three months of 1997 to $6.0 million in the first three months of 1998, an increase of $1.8 million or 43%. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since March 31, 1997. As a percentage of revenue, general and administrative expenses remained at 5.9%.

  Depreciation and Amortization. Depreciation and amortization expenses increased from $3.0 million in the first three months of 1997 to $4.5 million in the first three months of 1998, an increase of $1.5 million or 50%. This increase was primarily the result of amortization of intangible assets associated with the Company's affiliating with physician groups, as well as investments in equipment, leasehold improvements and management information systems.

  Interest. Net interest expense increased from $1.6 million in the first three months of 1997, to $3.0 million in the first three months of 1998, an increase of $1.4 million or 88%. The increase was the result of higher levels of debt, principally incurred to finance transactions with eleven oncology groups since March 31, 1997. As a percentage of revenue, net interest expense increased from 2.4% in the first three months of 1997 to 3.0% in the first three months of 1998. Indebtedness to physicians increased from approximately $68.2 million at March 31, 1997 to $81.9 million at March 31, 1998. In the future, management expects that net interest expense as a percentage of revenue will continue to increase due to anticipated debt related to medical practice transactions.

  Income Taxes. Income tax expense increased from the prior year as a result of the Company's increased profitability. For the first three months of 1998 the Company recognized a tax provision of $4.2 million resulting in an effective tax rate of 38.0% as compared to a rate of 38.5% for the first three months of 1997.

                       AMERICAN ONCOLOGY RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily to enter into management agreements with, and to purchase the nonmedical assets of, medical and radiation oncology practices. During the first three months of 1998, the Company paid total consideration of $12 million in connection with affiliations with two physician groups and the acquisition of two radiation oncology centers including cash and transaction costs of $7 million. During the comparable period of the prior year, the Company paid $29 million for affiliations with four physician groups, including cash and transaction costs of $13 million.

  To fund its growth and development, the Company has satisfied its transaction and working capital needs through debt and equity financings and borrowings under a $150 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank of North Carolina ("First Union"), as agent for the various lenders. In addition, as part of the Credit Facility, the Company has recently obtained a $75 million end-loaded leasing facility, which will principally be used to finance the purchase of property and construction of integrated cancer centers. The Company has typically relied primarily on management fees received from its affiliated physician groups to fund its operations. Cash used in operations was $0.6 million in the first three months of 1998, a decrease of $13.1 million from 1997. The decrease was due to substantial growth in revenue, the deferral of certain annual fourth quarter payments into the first quarter of 1998 and, to a lesser extent, working capital for new product lines.

  During the first three months of 1998, the Company borrowed $26 million under the Credit Facility to fund medical practice transactions and the development of
integrated cancer centers.   Borrowings under the Credit Facility bear interest
at a rate equal to a rate based on prime rate or the London Interbank Offer Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management service agreements, and the capital stock of the Company's subsidiaries are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants.

  At March 31, 1998, the Company had net working capital of $72.1 million and cash and cash equivalents of $2.8 million. The Company's also had $52.2 million of current liabilities, including approximately $9.4 million of long-term indebtedness maturing before March 31, 1999. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups and the purchase of medical equipment. The Company expects that the existing cash and investment balances, cash generated from operations and amounts available under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next 12 months.

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

                       AMERICAN ONCOLOGY RESOURCES, INC.

PART II.   OTHER INFORMATION
ITEM 2.    Changes in Securities

  In connection with each affiliation transaction between the Company and a physician group, the Company purchases the nonmedical assets of, and enters into a long-term management agreement with, that physician group. In consideration for that arrangement, the Company typically pays cash, issues subordinated promissory notes (in general, payable in equal installments on the third through seventh anniversaries of the closing date at an annual interest rate of seven percent) and unconditionally agrees to deliver shares of Common Stock at future specified dates (in general, on each of the third through fifth anniversaries of the closing date). The price per share is the lower of the average of the closing price per share for the five days preceding the date of the letter of intent or the closing date with respect to such affiliation transaction.

  The following table describes all unregistered sales by the Company of the Company's securities during the first three months of 1998. Each sale was a private placement made in connection with a physician transaction, as described in general in the preceding paragraph. The overwhelming majority of the affiliated physicians are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on
Section 4(2) of such Act and Rule 506 enacted thereunder.

                                                            Number of Shares    Aggregate Principal
   Date of Transaction          Number of Physicians        of Common Stock(1)    Amount of Notes
--------------------------   ---------------------------    ------------------  -------------------
           3/98                           3                        61,276             $1,140,000
           3/98                           6                       115,758             $1,504,000

(1) In connection with each affiliation transaction, the Company unconditionally agrees to deliver shares of Common Stock at specified future dates.

                       AMERICAN ONCOLOGY RESOURCES, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit
  Number    Description
  ------    -----------

    3.1 Certificate of Incorporation, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

    3.2 By-Laws, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

    4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2,
            1997)

   11       Statement Re - Computation of Per Share Earnings

   27       Financial Data Schedule


(b)  Reports on Form 8-K

  During the first quarter of 1998, the Company did not file any Current Reports on Form 8-K.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 13, 1998          AMERICAN ONCOLOGY RESOURCES, INC.



                           By:   /s/   R. DALE ROSS
                                 --------------------------------------
                                 R. Dale Ross, Chairman of the Board
                                 and Chief Executive Officer




                           By:   /s/   L. FRED POUNDS
                                 --------------------------------------
                                 L. Fred Pounds, Vice President of Finance
                                 and Chief Financial Officer

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                 EXHIBIT INDEX


Exhibit Number         Description of Exhibits
--------------         -----------------------
   3.1                 Certificate of Incorporation, as amended (incorporated by
                       reference from Form 10-Q for the period ended March 31,
                       1997)

   3.2 By-Laws, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

   4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

   11                  Statement Re - Computation of Per Share Earnings

   27                  Financial Data Schedule