Form 10-Q
period 1998-06-30
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1998-08-13
CIK 943061

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


     AS OF AUGUST 7, 1998, THE REGISTRANT HAD 48,889,659 SHARES OF COMMON STOCK OUTSTANDING OR TO BE DELIVERED ON FUTURE DATES FOR NO ADDITIONAL CONSIDERATION. OF THIS AMOUNT, 32,627,124 SHARES WERE OUTSTANDING AND 16,262,535 SHARES WERE TO BE DELIVERED ON FUTURE DATES FOR NO ADDITIONAL CONSIDERATION.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1998

                               TABLE OF CONTENTS


                                                                         Page No
                                                                         -------
PART I.   FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET                             3

              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS                   4

              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY         5

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                   6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      16

PART II.      OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES                                           16

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS               17

     ITEM 5.  OTHER INFORMATION                                               17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                18

     SIGNATURES                                                               19

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       AMERICAN ONCOLOGY RESOURCES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

              (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                                           JUNE 30,          DECEMBER 31,
                                                                             1998                1997
                                                                          ---------           ---------
                                                                         (unaudited)
                                ASSETS
Current assets:
     Cash and equivalents                                                 $   6,536           $   5,000
     Accounts receivable                                                    113,292              92,038
     Prepaids and other current assets                                       12,521              10,149
     Due from affiliated physician groups                                     2,799               7,904
                                                                          ---------           ---------
          Total current assets                                              135,148             115,091
Property and equipment, net                                                  46,617              38,564
Management service agreements, net of amortization of $19,933 and $15,589   337,285             326,295
Other assets                                                                  5,249               3,943
                                                                          ---------           ---------
                                                                          $ 524,299           $ 483,893
                                                                          =========           =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term notes payable                                             $       -           $  14,011
     Current maturities of long-term indebtedness                            10,873               8,628
     Accounts payable                                                        28,242              38,870
     Due to affiliated physician groups                                       5,100                 289
     Accrued compensation costs                                               2,721               2,783
     Accrued interest payable                                                 3,561               2,804
     Income taxes payable                                                       499                   8
     Other accrued liabilities                                                7,641               3,834
                                                                          ---------           ---------
          Total current liabilities                                          58,637              71,227
Deferred income taxes                                                        13,350               8,956
Long-term indebtedness                                                      163,880             139,716
                                                                          ---------           ---------
          Total liabilities                                                 235,867             219,899
                                                                          ---------           ---------
Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
     Series A Preferred Stock, $.01 par value, 500,000 shares
       authorized and reserved, none issued and outstanding
     Common stock, $.01 par value, 80,000,000 shares authorized,
       32,398,986 and 29,721,754 shares issued and outstanding                  324                 297
     Additional paid-in capital                                             149,840             138,381
     Common stock to be issued, 16,462,718 and 17,937,752  shares            72,946              74,757
     Retained earnings                                                       65,322              50,559
                                                                          ---------           ---------
          Total stockholders' equity                                        288,432             263,994
                                                                          ---------           ---------
                                                                          $ 524,299           $ 483,893
                                                                          =========           =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS         SIX MONTHS
                                                      ENDED JUNE 30,       ENDED JUNE 30,
                                                     1998       1997      1998       1997
                                                  ---------  ---------  ---------  ---------
Revenue                                           $ 111,614  $  79,525  $ 212,563  $ 149,921

Operating expenses:
     Pharmaceuticals and supplies                    50,534     36,002     95,643     68,140
     Practice compensation and benefits              20,828     14,588     40,287     28,059
     Other practice costs                            13,054      8,634     24,863     16,324
     General and administrative                       6,662      5,647     12,703      9,818
     Depreciation and amortization                    4,874      3,311      9,364      6,348
                                                  ---------  ---------  ---------  ---------
                                                     95,952     68,182    182,860    128,689
                                                  ---------  ---------  ---------  ---------
Income from operations                               15,662     11,343     29,703     21,232
Other income (expense):
     Interest income                                     46         74         76        176
     Interest expense                                (2,979)    (2,117)    (5,968)    (3,862)
                                                  ---------  ---------  ---------  ---------
Income before income taxes                           12,729      9,300     23,811     17,546
Income taxes                                          4,837      3,581      9,048      6,755
                                                  ---------  ---------  ---------  ---------
Net income                                        $   7,892  $   5,719  $  14,763  $  10,791
                                                  =========  =========  =========  =========
Net income per share - basic                      $    0.16  $    0.13  $    0.31  $    0.24
                                                  =========  =========  =========  =========
Shares used in per share calculations - basic        48,732     45,469     48,346     45,030
                                                  =========  =========  =========  =========
Net income per share - diluted                    $    0.16  $    0.12  $    0.30  $    0.23
                                                  =========  =========  =========  =========
Shares used in per share calculations - diluted      50,290     48,431     50,115     47,912
                                                  =========  =========  =========  =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                       ADDITIONAL    COMMON
                                       COMMON STOCK      PAID-IN    STOCK TO  RETAINED
                                    SHARES  PAR VALUE    CAPITAL   BE ISSUED  EARNINGS    TOTAL
                                    ------  ---------  ----------  ---------  ---------  ---------
Balance at December 31, 1997        29,722  $   297    $  138,381  $  74,757  $  50,559  $ 263,994

Medical practice transactions-
  value of 351 shares to be
  issued                                                               3,259                 3,259
Delivery of 1,826 shares from
  issuance of Common Stock           1,826       18         5,052     (5,070)
Exercise of options to purchase
  Common Stock                         851        9         2,247                            2,256
Tax benefit from exercise of non-
  qualified stock options                                   4,160                            4,160
Net Income                                                                       14,763     14,763
                                    ------  -------    ----------  ---------  ---------  ---------
Balance at June 30, 1998            32,399  $   324    $  149,840  $  72,946  $  65,322  $ 288,432
                                    ======  =======    ==========  =========  =========  =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                                1998      1997
                                                                              --------  --------
Cash flows from operating activities:
   Net income                                                                 $ 14,763  $ 10,791
   Noncash adjustments:
     Depreciation and amortization                                               9,364     6,348
     Deferred income taxes                                                       4,394     2,566
   Cash provided, net of effects of medical practice
     transactions, by changes in:
     Accounts receivable                                                       (20,140)  (11,109)
     Prepaids and other current assets                                          (2,650)      582
     Other assets                                                                  410       175
     Accounts payable                                                          (11,333)    7,272
     Due from/to affiliated physician groups                                    10,028     8,897
     Income taxes receivable/payable                                             4,650      (317)
     Other accrued liabilities                                                   4,318    (1,150)
                                                                              --------  --------
          Net cash provided by operating activities                             13,804    24,055
                                                                              --------  --------
Cash flows from investing activities:
   Acquisition of property and equipment                                       (12,348)   (7,092)
   Net payments in medical practice transactions                                (9,571)  (24,004)
   Other                                                                            35         -
                                                                              --------  --------
          Net cash used in investing activities                                (21,884)  (31,096)
                                                                              --------  --------
Cash flows from financing activities:
   Proceeds from credit facility                                                26,000    45,000
   Repayment of credit facility                                                 (2,000)  (21,000)
   Repayment of other indebtedness                                             (16,640)   (6,728)
   Purchase of Treasury Stock                                                        -    (6,418)
   Proceeds from exercise of stock options                                       2,256       141
                                                                              --------  --------
          Net cash provided by financing activities                              9,616    10,995
                                                                              --------  --------
Increase in cash and equivalents                                                 1,536     3,954
Cash and equivalents:
   Beginning of period                                                           5,000     3,429
                                                                              --------  --------
   End of period                                                              $  6,536  $  7,383
                                                                              ========  ========
Interest paid                                                                  $ 5,391   $ 3,484
Taxes paid                                                                           3     4,538

Noncash transactions:
   Tax benefit from exercise of non-qualified stock options                      4,160       151
   Value of Common Stock to be issued in medical practice transactions           3,259     7,979
   Delivery of Common Stock to be issued in medical practice transactions        5,070     5,967
   Debt issued in medical practice transactions                                  5,038    14,393

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

The following presents the amounts included in the determination of the Company's revenue (in thousands):


                                          THREE MONTHS          SIX MONTHS
                                         ENDED JUNE 30,        ENDED JUNE 30,
                                        1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------
Medical service revenue               $ 146,104  $ 105,602  $ 279,670  $ 197,739
Amounts retained by medical practices    34,490     26,077     67,107     47,818
                                      ---------  ---------  ---------  ---------
Revenue                               $ 111,614  $  79,525  $ 212,563  $ 149,921
                                      =========  =========  =========  =========

                       AMERICAN ONCOLOGY RESOURCES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                  (UNAUDITED)

NOTE 3 -  MEDICAL PRACTICE TRANSACTIONS

During the first six months of 1998, the Company affiliated with five oncology practices and acquired two radiation oncology centers. During the first six months of 1997, the Company affiliated with seven medical oncology practices and two radiation oncology practices. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):



                                          THREE MONTHS          SIX MONTHS
                                         ENDED JUNE 30,        ENDED JUNE 30,
                                        1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------
Cash and transaction costs            $   2,564  $  10,134  $   9,571  $  24,004
Liabilities assumed                          77        592        972      2,804
Issuance of short-term and
   subordinated notes                     2,393      5,438      5,038     14,393
Common Stock to be issued                 1,607      3,586      3,259      7,979
                                      ---------  ---------  ---------  ---------
                                      $   6,641  $  19,750  $  18,840  $  49,180
                                      =========  =========  =========  =========

In conjunction with the medical practice transactions occurring since inception, the Company is contingently obligated to pay up to an additional $1.3 million in future years depending on the achievement of certain financial objectives. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated to the long-term management services agreements and amortized accordingly.

Effective July 1, 1998, the Company changed its policy with respect to amortization of its intangible assets. All existing and future intangible assets will be amortized over a period not to exceed 25 years. Had this policy been adopted as of January 1, 1997, amortization expense would have increased by approximately $3.0 million and $2.2 million for the six months ended June 30, 1998 and 1997, respectively. Applying the Company's historical tax rate, diluted earnings per share would have been reduced by $0.04 and $0.03 for the six months ended June 30, 1998 and 1997, respectively. See discussion at Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption, "Results of Operations."

For transactions completed through June 30, 1998, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of time are 1,114,406 in 1998, 5,244,319 in 1999, 5,497,725 in 2000, 1,757,047
in 2001, 1,997,434 in 2002 and 851,787 thereafter. Although such shares are not yet issued or outstanding, such shares are considered as outstanding for the purpose of earnings per share calculations.

NOTE 4 -  CAPITALIZATION

As part of affiliating with medical practices as described in Note 3, the Company has nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Common Stock to be issued is shown as a separate component in stockholders' equity, and the amounts, upon issuance of the shares, will be reclassified to par value and additional paid-in capital.

During the first six months of 1998, options to purchase 985,750 shares of Common Stock at $13.96 to $15.67 per share were granted under the Company's various stock option plans, 507,750 of which was granted to executive officers and directors. During the first six months of 1998, options to purchase 851,020 shares of Common Stock at $1.34 to $10.56 per share were exercised, of which 623,722 were exercised by executive officers and directors. During the first six months of 1998, options to purchase 170,000 shares of Common Stock were canceled. At June 30, 1998, there were options to purchase 5,673,884 shares of Common Stock outstanding under the Company's various stock option plans at exercise prices of $1.33 to $24.18 per share.

                       AMERICAN ONCOLOGY RESOURCES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                  (UNAUDITED)

Effective May 14, 1998, the stockholders of the Company approved an amendment to the Company's Key Employee Stock Option Plan ("Plan") to increase the number of shares available for grants under the Plan to 10% from 7% of the Company's outstanding Common Stock (including shares to be issued at future specified dates). In addition, effective May 14, 1998, the Company's stockholders approved amendments to the Company's Non-Employee Director Stock Option Plan (the "Director Plan"): (i) providing for a grant to each non-employee director who has not previously been elected by the stockholders to the Board of Directors, at the time of his or her election, of an option to purchase 5,000 shares of the Company's Common Stock, at a price determined in accordance with the Director Plan; (ii) increasing the amount of the automatic annual grant to each other non-employee director from an option to purchase 2,000 shares to an option to purchase 3,000 shares, at a price determined in accordance with the Director Plan; and (iii) providing for an additional automatic annual grant to each non-employee director of an option to purchase 1,000 shares for each Board committee to which such director is appointed.

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

NOTE 5 -  INDEBTEDNESS

Short-term notes payable

Short-term notes payable bear interest at 7% and have original maturities of less than one year. The notes are payable to affiliated physicians and relate to medical practice transactions.

Long-term indebtedness

Long-term indebtedness consists of the following (in thousands):

                                             JUNE 30,   DECEMBER 31,
                                              1998         1997
                                            --------     --------
     Subordinated notes                     $ 83,384     $ 80,710
     Credit facility                          90,000       66,000
     Capital lease obligations and other       1,369        1,634
                                            --------     --------
                                             174,753      148,344
     Less current maturities                 (10,873)      (8,628)
                                            --------     --------
                                            $163,880     $139,716
                                            ========     ========

Subordinated Notes

The subordinated notes are issued in substantially the same form in different series and are payable to affiliated physicians and relate to medical practice transactions. Substantially all of the notes outstanding at June 30, 1998 and December 31, 1997 bear interest at 7% per annum, are due in installments through 2005 and are subordinated to senior bank and certain other debt. If the Company fails to make a payment under any of the notes, the respective physician group can terminate the related management services agreement for cause.

Credit Facility

The Company has a loan agreement and revolving credit/term facility ("Credit Facility") with First Union National Bank ("First Union") individually and as Agent for twelve additional lenders ("Lenders"), which was amended as of December 29, 1997 to improve certain terms and covenants. Under the terms of the agreement, the amount available for borrowings is $150 million through October 31, 2002. Borrowings under the Credit Facility may be used to finance medical group transactions, provide working capital or for other general corporate purposes. At June 30, 1998, the Company had an outstanding balance of $90 million under the Credit Facility. The Company has classified this facility as long-term due to its ability and intent to maintain the borrowings beyond 1998.

                       AMERICAN ONCOLOGY RESOURCES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                  (UNAUDITED)


Borrowings under the Credit Facility are secured by all securities owned by the Company, including all capital stock of the Company's subsidiaries, and all management service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offer Rate (LIBOR) plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly, while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of June 30, 1998, the weighted average interest rate on all outstanding draws was 6.5%.

The Company is subject to restrictive covenants under the facility, including the maintenance of certain financial ratios. The agreement limits certain activities such as additional indebtedness, sales of assets, investments, capital expenditures, mergers and consolidations and the payment of dividends. Under certain circumstances, additional medical practice transactions may require First Union's and the Lenders' consent. At June 30, 1998, the Company was in compliance with all applicable debt covenants.

Master Lease

In December 1997, the Company entered into a $75 million master lease agreement related to integrated cancer centers, which the lessor may construct. Under the agreement, the lessor purchases the properties, pays for the construction costs and thereafter leases the facilities to the Company. The initial term of the lease is for five years and can be renewed in one-year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option.

NOTE 6 -  EARNINGS PER SHARE

During 1997, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share," (FAS 128), which requires the Company to disclose "basic" and "diluted" earnings per share and to restate all prior periods presented for comparative purposes. In addition, the Securities and Exchange Commission recently issued Staff Accounting Bulletin No. 98 (SAB 98), which eliminates the impact of "cheap stock" issued prior to an initial public offering. The Company has restated all prior periods presented to comply with the provisions of FAS 128 and SAB 98.

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

The table summarizes the determination of shares used in earnings per share calculations (in thousands):

                                                SIX MONTHS ENDED          THREE MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
Basic                                            1998      1997            1998        1997
                                                ------    ------          ------      ------
   Outstanding at end of period:
     Common Stock                               32,399    28,650          32,399      28,650
     Common Stock to be issued                  16,463    16,942          16,463      16,942
                                                ------    ------          ------      ------
                                                48,862    45,592          48,862      45,592
   Effect of weighting                            (130)     (123)           (516)       (562
                                                ------    ------          ------      ------
     Shares used in per share calculations      48,732    45,469          48,346      45,030
                                                ======    ======          ======      ======
Diluted
   Outstanding at end of period:
     Common Stock                               32,399    28,650          32,399      28,650
     Common Stock to be issued                  16,463    16,942          16,463      16,942
                                                ------    ------          ------      ------
                                                48,862    45,592          48,862      45,592
   Effect of weighting and assumed conversions
     of dilutive stock options                   1,428     2,839           1,253       2,320
                                                ------    ------          ------      ------
     Shares used in per share calculations      50,290    48,431          50,115      47,912
                                                ======    ======          ======      ======

                       AMERICAN ONCOLOGY RESOURCES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                  (UNAUDITED)

NOTE 7 -  RECENT PRONOUNCEMENTS

Effective April 1, 1998, the Company adopted FASB Statement No. 130, "Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In addition to net income, comprehensive income is comprised of "other comprehensive income," which includes all charges and credits to equity that are not the result of transactions with owners of the Company's Common Stock. Net income and comprehensive income were the same for the second quarter of 1998.

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's financial statements as of and for the year ending December 31, 1998. This Statement requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The Company is evaluating the impact of this Statement on its current reporting and expects to adopt the new standard for its year ended December 31, 1998.

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

FORWARD LOOKING STATEMENTS

The statements contained in this report, in addition to historical information, are forward looking statements based on the Company's current expectations, and actual results may vary materially. The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to enter into affiliations with new physician practices and to successfully integrate such practices, the results of operations of groups currently affiliated with the Company (including results of operations impacted by changes in cancer therapies or the manner in which cancer care is delivered), competition, reductions in third-party reimbursement for services rendered by physician groups affiliated with the Company, health care regulation and other risks generally affecting the health care industry. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a more detailed discussion of such risks and uncertainties. Many of these risks and uncertainties are beyond the Company's ability to control or predict. These forward-looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS OF OPERATIONS

Since the Company's incorporation in October 1992, the Company has grown rapidly from managing six affiliated physicians in one state to 329 affiliated physicians in 17 states as of June 30, 1998. For the six months ended June 30, 1998, no affiliated physician group contributed more than 10% of the Company's revenue while only one group contributed 10% of total revenue in the comparable prior year period. For the first six months of 1998, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 49% for managed care and 18% for private insurance and other payors. For the first six months of 1997, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 32% for Medicare and Medicaid, 47% for managed care, and 21% for private insurance and other payors.

                       AMERICAN ONCOLOGY RESOURCES, INC.
   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - CONTINUED

When affiliating with an oncology group, the Company records an intangible asset for the excess of transaction consideration over the value of the nonmedical tangible assets acquired. In response to recent action taken and viewpoints expressed by certain financial and regulatory organizations regarding the amortization periods used by the physician practice management industry as a whole, the Company has changed the amortization period of its intangible assets to 25 years on a prospective basis beginning July 1, 1998. Historically, the Company has amortized intangible assets over a 40-year period. The Company expects the change to increase amortization expense charged against earnings beginning in the quarter ending September 30, 1998. Had this policy been adopted January 1, 1997, amortization expense would have increased by approximately $3.0 million and $2.2 million for the six months ended June 30, 1998 and 1997, respectively. Applying the Company's historical tax rate, diluted earnings per share would have been reduced by $0.04 and $0.03 for the six months ended June 30, 1998 and 1997, respectively. This adjustment does not reflect in any way a change in management's estimate of the value and expected duration of its relationships with its physician groups. This change in estimate has no impact on cash flow or earnings before interest, taxes, depreciation and amortization.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                        THREE MONTHS        SIX MONTHS
                                       ENDED JUNE 30,     ENDED JUNE 30,
                                        1998    1997       1998    1997
                                       ------  ------     ------  ------
Revenue                                100.0%  100.0%     100.0%  100.0%
Operating expenses:
   Pharmaceuticals and supplies         45.3    45.3       45.0    45.5
   Practice compensation and benefits   18.7    18.3       19.0    18.7
   Other practice costs                 11.7    10.8       11.7    10.9
   General and administrative            5.9     7.1        5.9     6.5
   Depreciation and amortization         4.4     4.2        4.4     4.2
   Net interest expense                  2.6     2.6        2.8     2.5
                                       ------  ------     ------  ------
     Income before income taxes         11.4    11.7       11.2    11.7
Income taxes                             4.3     4.5        4.3     4.5
                                       ------  ------     ------  ------
     Net income                          7.1%    7.2%       6.9%    7.2%
                                       ======  ======     ======  ======

1998 COMPARED TO 1997

The Company affiliated with five and nine oncology groups in the first six months of 1998 and 1997, respectively. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations from the first six months of 1997 to the first six months of 1998 were caused, in part, by affiliations with these oncology practices. Same market growth, as used in the following discussion of revenue, consists of revenue growth for all oncology practices within a metropolitan service area in which the Company has operations in both periods.

     Revenue. Revenue in the second quarter of 1998 increased $32.1 million, or 40%, to $111.6 million from $79.5 million in the same period last year. Revenue for the first six months of 1998 increased by $62.6 million, or 42%, over the comparable prior year period. Same market growth in 1998 increased $20.3 million, or 26%, for the second quarter and $41.5 million, or 28%, for the first six months over the same periods from the prior year. This growth was primarily the result of expansion of services, increases in patient volume and recruitment
of or affiliation with additional physicians.   The remaining $11.8 million for
the second quarter and $24.4 million for the first six months was primarily attributable to affiliations with oncology practices in new markets.

                       AMERICAN ONCOLOGY RESOURCES, INC.
   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - CONTINUED

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician groups, increased $14.5 million, or 40.3%, to $50.5 million for the second quarter of 1998 from $36 million for the second quarter of 1997. Pharmaceuticals and supplies increased $27.5 million, or 40.4%, for the first six months of 1998 over the comparable period of the prior year. These increases were principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, pharmaceuticals and supplies remained the same for the second quarter of 1998 and 1997 at 45.3% and decreased to 45.0% for the first six months of 1998 from 45.5% in the first six months of 1997. Such decrease is attributable to management's initiation of preferred pharmaceutical relationships. Management expects that third-party payors will continue to negotiate the reimbursement rate for medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may adversely impact the Company's margins with respect to such items. The Company has adopted a number of strategies to address this matter, including maintaining and improving existing preferred pharmaceutical relationships and initiating new ones; however, the Company can give no assurance that these strategies will continue to be successful in mitigating future increases in drug costs.

     Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees who are located at the affiliated physician practice sites and business offices, increased $6.2 million, or 42.5%, to $20.8 million in the second quarter of 1998 from $14.6 million in the second quarter of 1997. Practice compensation and benefits increased $12.2 million, or 43.4%, for the first six months of 1998 over the comparable period for the prior year. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits increased to 18.7% and 19.0% in the second quarter and for the first six months of 1998, respectively, as compared to 18.3% and 18.7% in the comparable periods of 1997, primarily as a result of investments in infrastructure for new product lines.

     Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased $4.4 million, or 51.2%, to $13.0 million in the second quarter of 1998 from $8.6 million in the second quarter of 1997. For the six months ended June 30, 1998, practice costs have increased $8.5 million, or 52.1%, over the comparable prior year period. Such increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, other practice costs increased to 11.7% from 10.8% for the second quarter and to 11.7% from 10.9% for the first six months of 1998 and 1997, respectively. This increase is attributable to increased stem cell revenue, which has associated direct costs for third-party services that are included in other practice costs.

     General and Administrative. General corporate expenses increased $1.0 million, or 18.0%, to $6.7 million in the second quarter of 1998 from $5.7 million in the second quarter of 1997. General and administrative expenses increased $2.9 million, or 29.6%, for the first six months of 1998 over the comparable period of 1997. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since June 1997. As a percentage of revenue, general and administrative expenses were 5.9% for both the second quarter and the first six months of 1998, down from 7.1% and 6.5% in the second quarter and first six months of 1997, respectively. Such decreases were primarily the result of economies of scale.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.6 million, or 48.5%, to $4.9 million in the second quarter of 1998 from $3.3 million in the second quarter of 1997. For the six-month period ended June 30, 1998, depreciation and amortization increased $3 million, or 47.5%, over the comparable prior year period. This increase was primarily the result of amortization of intangible assets associated with the Company's affiliating with physician groups, as well as investments in equipment, leasehold improvements and management information systems. Management expects depreciation and amortization to increase in future periods due to planned affiliations with physician groups and investments in management information systems as well as the change in amortization period for management services agreements mentioned above.

                       AMERICAN ONCOLOGY RESOURCES, INC.
   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - CONTINUED

     Interest. Net interest expense increased $900,000, or 45.0%, to $2.9 million in the second quarter of 1998 from $2.0 million in the second quarter of 1997. Interest expense increased $2.2 million for the first six months of 1998 over the comparable period in 1997. The increase was the result of higher levels of debt, principally incurred to finance transactions with eleven oncology groups since June 30, 1997. As a percentage of revenue, net interest expense was 2.6% for the second quarter of both 1998 and 1997. Indebtedness to physicians was $83.4 million at June 30, 1998, an increase from $73.4 million at June 30, 1997

     Income Taxes. Income tax expense increased from the prior year as a result of the Company's increased profitability. For the first six months of 1998, the Company recognized a tax provision of $9.1 million resulting in an effective tax rate of 38.0% as compared to 38.5% for the first six months of 1997. Such decrease in the effective tax rate is attributable to changes in state taxes due to effective tax planning.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily to enter into management agreements with, and to purchase the nonmedical assets of, medical and radiation oncology practices. During the first six months of 1998, the Company paid total consideration of $18.8 million in connection with affiliations with four physician groups, one radiation oncology group and the acquisition of two radiation oncology centers, including cash and transaction costs of $9.6 million. During the comparable period of the prior year, the Company paid total consideration of $49.2 million for affiliations with nine physician groups, including cash and transaction costs of $24.0 million.

To fund its growth and development, the Company has satisfied its transaction and working capital needs through debt and equity financings and borrowings under a $150 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank of North Carolina ("First Union"), as agent for the various lenders. In addition, as part of the Credit Facility, the Company has recently obtained a $75 million end-loaded leasing facility, related to integrated cancer centers. The Company has typically relied primarily on management fees received from its affiliated physician groups to fund its operations.

During the first six months of 1998, the Company borrowed $24 million, net of $2.0 million in reductions, under the Credit Facility to fund medical practice transactions and the development of integrated cancer centers. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or LIBOR, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management services agreements and the capital stock of the Company's subsidiaries are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants.

Cash provided by operations was $13.8 million in the first six months of 1998, a decrease of $10.3 million from the same period of 1997. The decrease was due to an increase in accounts receivable from revenue growth, the deferral of certain annual fourth quarter payments into the first quarter of 1998 and, to a lesser extent, working capital for new product lines. Cash used in investing activities was $21.9 million in the six months ended June 30, 1998 compared to
$31.1 million for the same period of the previous year.   This decrease is
attributable to fewer medical practice transactions partially offset by an increase in capital expenditures over the prior year. Cash provided by financing activities was $9.6 million for the first six months of 1998 compared to $11.0 million in the previous year. Such decrease is primarily due to a lower level of borrowings in 1998 as a result of improved cash flows since June 30, 1997.

At June 30, 1998, the Company had net working capital of $76.6 million compared to $43.9 million at December 31, 1997. Such increase is due primarily to an increase in revenue combined with a decrease in short-term notes payable. The Company also had $58.6 million of current liabilities, including approximately $10.9 million of long-term indebtedness maturing before June 30, 1999. The Company's debt to total capitalization was 37.7% at June 30, 1998 compared to 38.1% at December 31, 1997.

                       AMERICAN ONCOLOGY RESOURCES, INC.
   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS  -  CONTINUED

The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups. The Company expects that the existing cash and investment balances, cash generated from operations and borrowing capacity under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next twelve months.

YEAR 2000 ISSUE

The Year 2000 issue (i.e., the ability of computer systems to accurately identify and process dates beginning with year 2000 and beyond) affects virtually all companies and organizations. Recognizing the need to limit problems associated with year 2000 software failures, the Company has developed plans to address this potential exposure. Key financial information and operational systems are being assessed, detailed plans have been developed and initial conversion efforts are underway. The Company recognizes that information systems are integral to its operations, and in the third and fourth quarters of 1998 and throughout 1999 the Company intends to make significant capital investments in developing an integrated clinical and financial information system throughout its network of affiliated physicians. As a result of these investments, the Company believes that the year 2000 issue will not pose significant internal problems for the Company's business. The Company is also communicating with suppliers, financial institutions and, most importantly, third-party payors (such as managed care companies and governmental payors) to determine their plans to limit problems associated with the year 2000 issue. Despite these efforts, the year 2000 issue is complex and may present unforeseen problems in the Company's systems and from third parties with which the Company deals, such as third party payors. Failure of the Company's or third parties' computer systems could materially and adversely impact the Company's operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inapplicable.

PART II.  OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES

In connection with each affiliation transaction between the Company and a physician group, the Company purchases the nonmedical assets of, and enters into a long-term management agreement with, that physician group. In consideration for that arrangement, the Company typically pays cash, issues subordinated promissory notes (in general, payable in equal installments on the third through seventh anniversaries of the closing date at an annual interest rate of seven percent) and unconditionally agrees to deliver shares of Common Stock at future specified dates (in general, on each of the third through fifth anniversaries of the closing date). With respect to such affiliation transactions, the shares of Common Stock to be issued are valued at the lower of the average of the closing price per share for the five days preceding the date of the letter of intent or the closing date.

The following table describes all unregistered sales by the Company of the Company's securities during the first six months of 1998. Each sale was a private placement made in connection with a physician transaction, as described in general in the preceding paragraph. The overwhelming majority of the affiliated physicians are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on
Section 4(2) of such Act and Rule 506 enacted thereunder.

                                                     Number of Shares of       Aggregate Principal
 Date of Transaction      Number of Physicians        Common Stock (1)           Amount of Notes
 -------------------      --------------------        ----------------           ---------------
        3/98                        3                      61,276                   $1,140,000
        3/98                        6                     115,758                    1,504,000
        5/98                        6                     111,923                      778,000
        6/98                        1                      16,824                      300,000
        6/98                        2                      39,077                      549,000
        6/98                        1                       6,320                            -

(1) In connection with each affiliation transaction, the Company unconditionally agrees to deliver shares of Common Stock at specified future dates.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                         OTHER INFORMATION - CONTINUED

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)  May 14, 1998 annual meeting of stockholders
(b) The following individuals, constituting the entire Board of Directors, were elected as directors at the meeting:

     Russell L. Carson, James E. Dalton, Jr., Lloyd K. Everson, M.D., Kyle M. Fink, M.D., Stanley M. Marks, M.D., Richard B. Mayor, Magaral S. Murali, M.D., Robert A. Ortenzio, Edward E. Rogoff, M.D. and R. Dale Ross

(c)

     Election of Directors
     ---------------------                             Votes        Withheld
                                                        For         Authority
                                                       -----        ---------
     Nominee:
     --------
     Russell L. Carson..............                 24,206,964      463,768
     James E. Dalton, Jr............                 24,181,564      489,168
     Lloyd K. Everson, M.D..........                 24,181,964      488,768
     Kyle M. Fink, M.D..............                 24,181,964      488,768
     Stanley M. Marks, M.D..........                 24,181,964      488,768
     Richard B. Mayor...............                 24,181,964      488,768
     Magaral S. Murali, M.D.........                 24,206,964      463,768
     Robert A. Ortenzio.............                 24,181,964      488,768
     Edward E. Rogoff, M.D..........                 24,181,964      488,768
     R. Dale Ross...................                 24,181,464      489,268


     Other Matters
     -------------
                                                                      Votes
                Description of                         Votes        Against or
                    Matter                              For         Abstained
                    ------                             -----        ----------

     Approval of Amendments to the Company's         18,659,135      6,011,597
     1993 Non-Employee Director Stock Option Plan

     Approval of Amendment to the Company's          17,967,972      6,702,760
     1993 Key Employee Stock Option Plan

     Ratification of Price Waterhouse, LLP           24,642,504         28,228
     (now PricewaterhouseCoopers, LLP)
     as the Company's independent accountants

     No broker non-votes were recorded.

ITEM 5.   OTHER INFORMATION

Proposals that stockholders of the Company intend to present at the Company's 1999 Annual Meeting of Stockholders (but not to present such proposals for inclusion in the proxy statement with respect to such meeting) must be received by the Company at its principal executive offices no later than March 2, 1999.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                         OTHER INFORMATION - CONTINUED

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number    Description


       3.1 Certificate of Incorporation, as amended (incorporated by reference from Form 10-Q for the period ended June 30, 1997)

       3.2 By-Laws, as amended (incorporated by reference from Form 10-Q for the period ended June 30, 1997)

       4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

       10.1 Amendment to 1993 Key Employee Stock Option Plan (filed as Exhibit B to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and incorporated herein by reference)

       10.2 Amendment to 1993 Non-Employee Director Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and incorporated herein by reference)

       11      Statement Re - Computation of Per Share Earnings

       27      Financial Data Schedule

(b)  Reports on Form 8-K

     During the second quarter of 1998, the Company did not file any Current Reports on Form 8-K.

                       AMERICAN ONCOLOGY RESOURCES, INC.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 11, 1998              AMERICAN ONCOLOGY RESOURCES, INC.



                               By: /s/ R. DALE ROSS
                                   -----------------------------------
                                   R. Dale Ross, Chairman of the Board
                                   and Chief Executive Officer




                               By: /s/ L. FRED POUNDS
                                   -----------------------------------
                                   L. Fred Pounds, Vice President of Finance
                                   and Chief Financial Officer

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                 EXHIBIT INDEX

Exhibit Number   Description of Exhibits
--------------   -----------------------

     3.1 Certificate of Incorporation, as amended (incorporated by reference from Form 10-Q for the period ended June 30, 1997)

     3.2 By-Laws, as amended (incorporated by reference from Form 10-Q for the period ended June 30, 1997)

     4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

     10.1 Amendment to 1993 Key Employee Stock Option Plan (filed as Exhibit B to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and incorporated herein by reference)

     10.2 Amendment to 1993 Non-Employee Director Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and incorporated herein by reference)

     11          Statement Re - Computation of Per Share Earnings

     27          Financial Data Schedule