Form 10-Q
period 1998-09-30
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1998-11-16
CIK 943061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(MARK  ONE)
  [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

  [   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITITES  EXCHANGE  ACT  OF  1934


                         COMMISSION FILE NUMBER: 0-26190

                        AMERICAN ONCOLOGY RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                  84-1213501
                     --------                  ----------
         (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER
             OF INCORPORATION OR             IDENTIFICATION NO.)
                 ORGANIZATION)
         ----------------------------        -------------------

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

     AS OF NOVEMBER 5, 1998, THE REGISTRANT HAD 48,920,835 SHARES OF COMMON STOCK OUTSTANDING OR TO BE DELIVERED ON FUTURE DATES FOR NO ADDITIONAL CONSIDERATION. OF THIS AMOUNT, 32,694,724 SHARES WERE OUTSTANDING AND 16,226,111 SHARES WERE TO BE DELIVERED ON FUTURE DATES FOR NO ADDITIONAL CONSIDERATION.

                        AMERICAN ONCOLOGY RESOURCES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                         PAGE NO
                                                                         -------

PART I.  FINANCIAL INFORMATION
         ITEM  1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEET                      3
                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS            4
                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY  5
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS            6
                     NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS     7
         ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS       12

         ITEM  3.    QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT  MARKET  RISK                          17

PART  II. OTHER  INFORMATION
          ITEM  2.   CHANGES  IN  SECURITIES                                  18
          ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K                    18

          SIGNATURES                                                          19

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                AMERICAN ONCOLOGY RESOURCES, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            1998          1997
                                                                        -------------  ------------
                                                                        (UNAUDITED)
                               ASSETS
Current assets:
  Cash and equivalents                                                     $   1,080   $   5,000
  Accounts receivable                                                        122,099      92,038
Prepaids and other current assets                                             15,595      10,149
  Due from affiliated physician groups                                         4,612       7,904
                                                                           ----------  ---------
    Total current assets                                                     143,386     115,091
Property and equipment, net                                                   48,782      38,564
Management service agreements, net of amortization of $23,529 and $15,589    340,916     326,295
Other assets                                                                   4,408       3,943
                                                                           ----------  ---------
                                                                           $ 537,492   $ 483,893
                                                                           ==========  =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term notes payable                                                 $       -   $  14,011
  Current maturities of long-term indebtedness                                12,553       8,628
  Accounts payable                                                            30,262      38,870
  Due to affiliated physician groups                                           7,241         289
  Accrued compensation costs                                                   3,924       2,783
  Accrued interest payable                                                     3,709       2,804
  Income taxes payable                                                         3,798           8
  Other accrued liabilities                                                    9,455       3,834
                                                                           ----------  ---------
  Total current liabilities                                                   70,942      71,227
Deferred income taxes                                                         14,448       8,956
Long-term indebtedness                                                       165,567     139,716
                                                                           ----------  ---------
  Total liabilities                                                          250,957     219,899
                                                                           ----------  ---------
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued
     and outstanding                                                               -           -
Series A Preferred Stock, $.01 par value, 500,000 shares authorized and
     Reserved, none issued and outstanding                                         -           -
Common stock, $.01 par value, 80,000,000 shares authorized, 32,691,922 and 29,721,754 shares issued, 31,670,422 and 29,721,754 shares
     outstanding                                                                 327         297
Additional paid-in capital                                                   151,195     138,381
Common stock to be issued, 16,326,127 and 17,937,752 shares                   72,571      74,757
Treasury stock, 1,021,500 shares                                             (10,328)          -
Retained earnings                                                             72,770      50,559
                                                                           ----------  ---------
  Total stockholders' equity                                                 286,535     263,994
                                                                           ----------  ---------
                                                                           $ 537,492   $ 483,893
                                                                           ==========  =========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                                  AMERICAN ONCOLOGY RESOURCES, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)

                                                        THREE MONTHS               NINE MONTHS
                                                     ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                    1998          1997         1998         1997
                                                 -----------  ------------  -----------  -----------
Revenue                                          $  118,263   $    82,293   $  330,826   $  232,214
Operating expenses:
  Pharmaceuticals and supplies                       54,051        37,066      149,694      105,206
  Practice compensation and benefits                 22,158        15,702       62,445       43,761
  Other practice costs                               13,158         8,604       38,021       24,928
  General and administrative                          7,100         5,692       19,803       15,639
       Depreciation and amortization                  6,832         3,716       16,196       10,064
                                                 -----------  ------------  -----------  -----------
                                                    103,299        70,780      286,159      199,598
                                                 -----------  ------------  -----------  -----------
Income from operations                               14,964        11,513       44,667       32,616
Other income (expense):
  Interest income                                        65            74          141          250
  Interest expense                                   (3,016)       (2,232)      (8,984)      (5,965)
                                                 -----------  ------------  -----------  -----------
Income before income taxes                           12,013         9,355       35,824       26,901
Income taxes                                          4,565         3,445       13,613       10,200
                                                 -----------  ------------  -----------  -----------
Net income                                       $    7,448   $     5,910   $   22,211   $   16,701
                                                 ===========  ============  ===========  ===========
Net income per share - basic                     $     0.15   $      0.13   $     0.46   $     0.37
                                                 ===========  ============  ===========  ===========
Shares used in per share calculations - basic        48,630        45,651       48,440       45,237
                                                 ===========  ============  ===========  ===========

Net income per share - diluted                   $     0.15   $      0.12   $     0.44   $     0.35
                                                 ===========  ============  ===========  ===========
                                                     49,926        48,275       50,052       48,032
Shares used in per share calculations - diluted  ===========  ============  ===========  ===========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                                             AMERICAN ONCOLOGY RESOURCES, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)

                                                               ADDITIONAL    COMMON      TREASURY
                                              COMMON STOCK       PAID-IN     STOCK TO      STOCK     RETAINED
                                            SHARES  PAR VALUE    CAPITAL    BE ISSUED      COST      EARNINGS     TOTAL
                                            ------  ----------  ---------  -----------  -----------  ---------  ----------
Balance at December 31, 1997                29,722  $      297  $ 138,381  $   74,757   $        -   $  50,559  $ 263,994
Medical practice transactions-value
of 472  shares to be issued                      -           -          -       3,982            -           -      3,982
Purchase of 1,022 shares of Treasury Stock
                                                 -           -          -           -      (10,328)          -    (10,328)
Delivery of 2,083 shares from issuance
 of Common  Stock                            2,083          21      6,147      (6,168)           -           -          -
Exercise of options to purchase
Common  Stock                                  887           9      2,366           -            -           -      2,375
Tax benefit from exercise of non-
qualified stock options                          -           -      4,301           -            -           -      4,301
Net Income                                       -           -          -           -            -      22,211     22,211
                                            ------  ----------  ---------  -----------  -----------  ---------  ----------
Balance at September 30, 1998               32,692  $      327  $ 151,195  $   72,571   $  (10,328)  $  72,770  $ 286,535
                                            ======  ==========  =========  ===========  ===========  =========  ==========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                               AMERICAN ONCOLOGY RESOURCES, INC.
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (IN THOUSANDS)
                                          (UNAUDITED)
                                                                               NINE MONTHS
                                                                          ---------------------
                                                                            ENDED SEPTEMBER 30,
                                                                          ---------------------
                                                                             1998       1997
                                                                          ----------  ---------
Cash flows from operating activities:
  Net income                                                              $  22,211   $ 16,701
  Noncash adjustments:
    Depreciation and amortization                                            16,196     10,064
    Deferred income taxes                                                     5,492      4,121
  Cash provided (used), net of effects of medical practice
   transactions, by changes in:
    Accounts receivable                                                     (27,560)   (15,819)
    Prepaids and other current assets                                        (5,409)    (1,018)
    Other assets                                                             (1,088)         9
    Accounts payable                                                         (9,592)    10,493
    Due from/to affiliated physician groups                                  10,564      8,361
    Income taxes receivable/payable                                           8,092        767
    Other accrued liabilities                                                 6,698       (518)
                                                                          ----------  ---------

          Net cash provided by operating activities                          25,604     33,161
                                                                          ----------  ---------

Cash flows from investing activities:
  Acquisition of property and equipment                                     (17,278)   (14,171)
  Net payments in medical practice transactions                             (14,310)   (23,632)
  Other                                                                       1,266          -
                                                                          ----------  ---------

          Net cash used in investing activities                             (30,322)   (37,803)
                                                                          ----------  ---------

Cash flows from financing activities:
  Proceeds from credit facility                                              31,000     51,000
  Repayments of credit facility                                              (4,000)   (31,000)
  Repayments of other indebtedness                                          (19,015)    (8,642)
  Purchases of Treasury Stock                                                (9,562)    (6,418)
  Proceeds from exercise of stock options                                     2,375          -
  Net proceeds from issuance of common stock                                      -        562
                                                                          ----------  ---------

          Net cash provided by financing activities                             798      5,502
                                                                          ----------  ---------

Increase (decrease) in cash and equivalents                                  (3,920)       860
Cash and equivalents:
  Beginning of period                                                         5,000      3,429
                                                                          ----------  ---------
  End of period                                                           $   1,080   $  4,289
                                                                          ==========  =========

Interest paid                                                             $   8,079   $  5,652
Taxes paid                                                                      189      5,340

Noncash transactions:
  Tax benefit from exercise of non-qualified stock options                $   4,301   $  1,300
  Value of Common Stock to be issued in medical practice transactions         3,982      8,221
  Delivery of Common Stock to be issued in medical practice transactions      6,168      6,278
  Debt issued in medical practice transactions                                7,780     14,995
  Treasury stock purchases subsequently settled                                 766          -

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

                                           THREE MONTHS          NINE MONTHS
                                        ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                         1998       1997       1998       1997
                                       ---------  ---------  ---------  ---------
Medical service revenue                $ 156,203  $ 108,570  $ 435,873  $ 306,309
Amounts retained by medical practices     37,940     26,277    105,047     74,095
                                       ---------  ---------  ---------  ---------
Revenue                                $ 118,263  $  82,293  $ 330,826  $ 232,214
                                       =========  =========  =========  =========

NOTE  3  -  MEDICAL  PRACTICE  TRANSACTIONS

During the first nine months of 1998, the Company affiliated with eight oncology practices and acquired two radiation oncology centers. During the first nine months of 1997, the Company affiliated with eight medical oncology practices and two radiation oncology practices. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):

                                THREE MONTHS        NINE MONTHS
                            ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                              1998      1997      1998      1997
                            --------  --------  --------  --------
Cash and transaction costs  $  4,739  $    677  $ 14,310  $ 23,632
Liabilities assumed              283       398     1,255     3,202
Issuance of short-term and
      subordinated notes       2,742       602     7,780    14,995
Common Stock to be issued        723       242     3,982     8,221
                            --------  --------  --------  --------
                            $  8,487  $  1,919  $ 27,327  $ 50,050
                            ========  ========  ========  ========

In conjunction with the medical practice transactions occurring since inception, the Company is contingently obligated to pay up to an additional $1.3 million in future years depending on the achievement of certain financial objectives. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes probable. Any payment made will be allocated as an intangible asset and amortized accordingly.

                       AMERICAN ONCOLOGY RESOURCES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

When the Company affiliates with an oncology practice, it records an intangible asset for the excess of transaction consideration over the value of the tangible assets acquired. Effective July 1, 1998, the Company changed its policy with respect to amortization of its intangible assets. All existing and future intangible assets will be amortized over a period not to exceed 25 years. Had this policy been adopted as of January 1, 1997, amortization expense would have increased by approximately $2.7 million and $3.2 million for the nine months ended September 30, 1998 and 1997, respectively. Applying the Company's historical tax rate, diluted earnings per share would have been reduced by $0.03 and $0.04 for the nine months ended September 30, 1998 and 1997, respectively. See discussion at Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption, "Results of Operations."

For transactions completed through September 30, 1998, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of time is 857,168 in 1998, 5,238,554 in 1999, 5,491,960 in 2000,
1,768,236  in  2001,  2,025,918  in  2002 and 944,291 thereafter.  Although such shares are not yet issued or outstanding, such shares are considered as outstanding for the purpose of earnings per share calculations.

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

During the first nine months of 1998, options to purchase 1,008,500 shares of Common Stock at $11.63 to $15.67 per share were granted under the Company's various stock option plans, 483,000 of which was granted to executive officers and directors. During the first nine months of 1998, options to purchase 886,720 shares of Common Stock at $1.34 to $11.81 per share were exercised, of which 820,800 were exercised by executive officers and directors. During the first nine months of 1998, options to purchase 219,450 shares of Common Stock were canceled. At September 30, 1998, there were options to purchase 5,611,484 shares of Common Stock outstanding under the Company's various stock option plans at exercise prices of $1.34 to $24.18 per share.

In October 1998, the Company completed its repurchase of 3,000,000 shares of the Company's Common Stock as authorized by the Board of Directors on August 13, 1996. From August 1998 through September 1998, the Company repurchased 1,021,500 shares of Common Stock, at a weighted average price of $10.11, to be held as treasury stock. 1,767,500 shares of Common Stock were repurchased and issued in connection with medical practice transactions and exercise of stock options during 1997. The remaining 211,000 shares of Common Stock were repurchased during October 1998.

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

                       AMERICAN ONCOLOGY RESOURCES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

NOTE  5  -  INDEBTEDNESS

Short-term  notes  payable

Short-term notes payable bear interest at 7% and have original maturities of less than one year. The notes are payable to affiliated physicians and relate to medical practice transactions.

Long-term  indebtedness
Long-term  indebtedness  consists  of  the  following  (in  thousands):

                                  SEPTEMBER 30,  DECEMBER 31,
                                        1998       1997
                                  -------------  ------------
Subordinated notes                   $  83,088   $ 80,710
Credit facility                         93,000     66,000
Capital lease obligations and other      2,032      1,634
                                     ----------  ---------
                                       178,120    148,344
Less current maturities                (12,553)    (8,628)
                                     ----------  ---------
                                     $ 165,567   $139,716
                                     ==========  =========

Subordinated  Notes

The subordinated notes are issued in substantially the same form in different series and are payable to affiliated physicians and relate to medical practice transactions. Substantially all of the notes outstanding at September 30, 1998 and December 31, 1997 bear interest at 7% per annum, are due in installments through 2005 and are subordinated to senior bank and certain other debt. If the Company fails to make a payment under any of the notes, the respective physician group can terminate the related management services agreement for cause.

Credit  Facility

The Company has a loan agreement and revolving credit/term facility ("Credit Facility") with First Union National Bank ("First Union") individually and as Agent for twelve additional lenders ("Lenders"). Under the terms of the Credit Facility, the amount available for borrowings is $150 million through October 31, 2002. Borrowings under the Credit Facility may be used to finance medical group transactions, provide working capital or for other general corporate purposes. At September 30, 1998, the Company had an outstanding balance of $93 million under the Credit Facility. The Company has classified this facility as long-term due to its ability and intent to maintain the borrowings beyond the next twelve months.

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

The Company is subject to restrictive covenants under the Credit Facility, including the maintenance of certain financial ratios. The Credit Facility limits certain activities such as additional indebtedness, sales of assets, investments, capital expenditures, mergers and consolidations and the payment of dividends. Under certain circumstances, additional medical practice transactions may require First Union's and the Lenders' consent. At September 30, 1998, the Company was in compliance with all applicable debt covenants. Derivatives

Derivatives

As of August 31, 1998, the Company entered into an interest rate swap agreement with a financial institution to reduce the impact of changes in interest rates on its floating rate debt. The agreement effectively fixed the interest rate on floating rate debt at a rate of 5.93% per annum for notional principal amount of $80.0 million through August 30, 1999. The notional amount of the swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The use of this swap agreement had an insignificant impact on interest expense for the quarter and nine months ended September 30, 1998. As of September 30, 1998, the effective weighted average interest rate on all outstanding draws under the Credit Facility was 6.0%.

Master  Lease

In December 1997, the Company entered into a $75 million master lease agreement related to integrated cancer centers that the lessor thereunder may construct. Under the agreement, the lessor purchases the properties, pays for the construction costs and thereafter leases the facilities to the Company. The initial term of the lease is for five years and can be renewed in one-year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option.

NOTE  6  -  EARNINGS  PER  SHARE

During 1997, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share," (FAS 128), which requires the Company to disclose "basic" and "diluted" earnings per share and to restate all prior periods presented for comparative purposes. The Company has restated all prior periods presented to comply with the provisions of FAS 128.

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

                       AMERICAN ONCOLOGY RESOURCES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

The table summarizes the determination of shares used in earnings per share calculations (in thousands):

                                                THREE MONTHS ENDED  NINE MONTHS ENDED
                                                    SEPTEMBER 30,     SEPTEMBER 30,
Basic                                               1998     1997     1998     1997
                                                  -------  -------  -------  -------
     Outstanding at end of period:
Common Stock                                      32,692   29,014   32,692   29,014
Common Stock to be issued                         16,326   16,815   16,326   16,815
       Treasury Stock                             (1,022)       -   (1,022)       -
                                                  -------  -------  -------  -------
                                                  47,996   45,829   47,996   45,829
     Effect of weighting                             634     (178)     444     (592)
                                                  -------  -------  -------  -------
       Shares used in per share calculations      48,630   45,651   48,440   45,237
                                                  =======  =======  =======  =======
Diluted
     Outstanding at end of period:
Common Stock                                      32,692   29,014   32,692   29,014
Common Stock to be issued                         16,326   16,815   16,326   16,815
       Treasury Stock                             (1,022)       -   (1,022)       -
                                                  -------  -------  -------  -------
                                                  47,996   45,829   47,996   45,829
     Effect of weighting and assumed conversions
       of dilutive stock options                   1,930    2,446    2,056    2,203
                                                  -------  -------  -------  -------
       Shares used in per share calculations      49,926   48,275   50,052   48,032
                                                  =======  =======  =======  =======

NOTE  7  -  RECENT  PRONOUNCEMENTS

Effective April 1, 1998, the Company adopted FASB Statement No. 130, "Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In addition to net income, comprehensive income is comprised of "other comprehensive income," which includes all charges and credits to equity that are not the result of transactions with owners of the Company's Common Stock. Net income and comprehensive income were the same for the quarter and the nine months ended September 30, 1998.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's financial statements as of and for the year ending December 31, 2000. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management expects to implement this Statement for the year ended December 31, 2000 and does not expect such implementation to have a material effect on the Company's operations.

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

                        AMERICAN ONCOLOGY RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

American Oncology Resources, Inc. (the "Company") provides comprehensive management services to its affiliated oncology practices, including operational and clinical research services and data management, and furnishes personnel, facilities, supplies and equipment. These affiliated practices provide a broad range of medical services to cancer patients, integrating the specialties of medical oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation. Substantially all of the Company's revenue consists of management fees and includes all medical practice operating costs for which the Company is contractually responsible.

The Company believes that the coordinated delivery of comprehensive cancer care in an outpatient setting offers high quality care that is more cost-effective than traditional approaches and is increasingly preferred by patients, payors and physicians. The Company believes that many oncology practices recognize the need for outside managerial, financial and business expertise to more efficiently manage the increasingly complex, burdensome and time-consuming nonmedical aspects of their practices and that practices will increasingly elect to enter into management relationships with entities such as the Company.

The Company's objective is to be the leading national cancer management company providing comprehensive services to an integrated network of affiliated oncology practices. The Company intends to achieve this objective by (i) focusing exclusively on oncology, (ii) affiliating with leading oncology practices throughout the United States, (iii) expanding each affiliated oncology group's presence in its market, (iv) assisting affiliated oncology practices in offering coordinated, comprehensive cancer care, (v) negotiating and expanding managed care relationships and (vi) expanding the clinical research operations of the affiliated physician groups. Based on the Company's success in expanding its business to date, the Company believes that it has effective strategies for achieving its objective of becoming the leading national cancer management company.

FORWARD-LOOKING  STATEMENTS

The statements contained in this report, in addition to historical information, are forward-looking statements based on the Company's current expectations, and actual results may vary materially. Forward-looking statements often include words like "believe", "plan", "expect", "intend" or "estimate". The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to enter into affiliations with new physician practices and to successfully integrate such practices, the results of operations of groups currently affiliated with the Company (including results of operations impacted by changes in cancer therapies or the manner in which cancer care is delivered), the ability to construct integrated cancer centers and to operate them profitably, competition, reductions in third-party reimbursement for services rendered by physician groups affiliated with the Company, health care regulation and other risks generally affecting the health care industry. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and subsequent filings with the Securities and Exchange Commission for a more detailed discussion of such risks and uncertainties. Many of these risks and uncertainties are beyond the Company's ability to control or predict. These forward-looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS  OF  OPERATIONS

Since the Company's incorporation in October 1992, the Company has grown rapidly from managing six affiliated physicians in one state to 350 affiliated physicians in 18 states as of September 30, 1998. For the nine months ended September 30, 1998, as well as the first nine months of 1997, no affiliated physician group contributed more than 10% of the Company's revenue. For the first nine months of 1998, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 48% for managed care and 19% for private insurance and other payors. For the first nine months of 1997, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 47% for managed care, and 20% for private insurance and other payors.

                        AMERICAN ONCOLOGY RESOURCES, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - CONTINUED

When affiliating with an oncology group, the Company records an intangible asset for the excess of transaction consideration over the value of the nonmedical tangible assets acquired. In response to recent action taken and viewpoints expressed by certain financial and regulatory organizations regarding the amortization periods used by the physician practice management industry as a whole, the Company has changed the amortization period of its intangible assets from 40 to 25 years on a prospective basis beginning July 1, 1998. This change resulted in an increase of amortization expense charged against earnings in the quarter ended September 30, 1998. Had this policy been adopted January 1, 1997, amortization expense would have increased by approximately $2.7 million and $3.2 million for the nine months ended September 30, 1998 and 1997, respectively. Applying the Company's historical tax rate, diluted earnings per share would have been reduced by $0.03 and $0.04 for the nine months ended September 30, 1998 and 1997, respectively. This adjustment does not reflect in any way a change in management's estimate of the value and expected duration of its relationships with its physician groups. This change in estimate has no impact on cash flow or earnings before interest, taxes, depreciation and amortization.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                     THREE MONTHS        NINE MONTHS
                                 ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                       1998    1997    1998    1997
                                      ------  ------  ------  ------
Revenue                               100.0%  100.0%  100.0%  100.0%
                                      ------  ------  ------  ------
Operating expenses:
  Pharmaceuticals and supplies         45.7    45.0    45.2    45.3
  Practice compensation and benefits   18.7    19.1    18.9    18.8
  Other practice costs                 11.1    10.5    11.5    10.7
  General and administrative            6.0     6.9     6.0     6.8
  Depreciation and amortization         5.8     4.5     4.9     4.3
  Net interest expense                  2.5     2.6     2.7     2.5
                                      ------  ------  ------  ------
       Income before income taxes      10.2    11.4    10.8    11.6
Income taxes                            3.9     4.2     4.1     4.4
                                      ------  ------  ------  ------
       Net income                       6.3%    7.2%    6.7%    7.2%
                                      ======  ======  ======  ======

1998  COMPARED  TO  1997

The Company affiliated with eight and ten oncology groups in the first nine months of 1998 and 1997, respectively. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations from the first nine months of 1997 to the first nine months of 1998 were caused, in part, by affiliations with these oncology practices. Same market growth, as used in the following discussion of revenue, consists of revenue growth for all oncology practices within a metropolitan service area in which the Company has operations in both periods.

     Revenue. Revenue in the third quarter of 1998 increased $36.0 million, or 43.7%, to $118.3 million from $82.3 million in the same period last year. Revenue for the first nine months of 1998 increased by $98.6 million, or 42.5%, over the comparable prior year period. Same market growth in 1998 increased $23.8 million, or 29%, for the third quarter and $65.4 million, or 28%, for the first nine months over the same periods from the prior year. This growth was primarily the result of expansion of services, increases in patient volume and recruitment of or affiliation with additional physicians. The remaining $12.2 million for the third quarter and $33.2 million for the first nine months was primarily attributable to affiliations with oncology practices in new markets.

                        AMERICAN ONCOLOGY RESOURCES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - CONTINUED

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician groups, increased $17.0 million, or 45.8%, to $54.1 million for the third quarter of
1998 from $37.1 million for the third quarter of 1997. Pharmaceuticals and supplies increased $44.5 million, or 42.3%, for the first nine months of 1998 over the comparable period of the prior year. These increases were principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, pharmaceuticals and supplies increased to 45.7% for the third quarter of 1998 from 45.0% in 1997 and decreased to 45.2% for the first nine months of 1998 from 45.3% in the first nine months of 1997. Management expects that third-party payors will continue to negotiate the reimbursement rate for medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may adversely impact the Company's margins with respect to such items. The Company has adopted a number of strategies to address this matter, including maintaining and improving existing preferred pharmaceutical relationships and initiating new ones; however, the Company can give no assurance that these strategies will continue to be successful in mitigating future increases in drug costs.

     Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees who are located at the affiliated physician practice sites and business offices, increased $6.5 million, or 41.1%, to $22.2 million in the third quarter of 1998 from $15.7 million in the third quarter of 1997. Practice compensation and benefits increased $18.7 million, or 42.7%, for the first nine months of 1998 over the comparable period for the prior year. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits decreased to 18.7% in the third quarter and increased to 18.9% for the first nine months of 1998, as compared to 19.1% and 18.8% in the comparable periods of 1997. The decrease from third quarter 1997 is primarily the result of economies of scale.

     Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased $4.6 million, or 52.9%, to $13.2 million in the third quarter of 1998 from $8.6 million in the third quarter of 1997. For the nine months ended September 30, 1998, practice costs increased $13.1 million, or 52.5%, over the comparable prior year period. Such increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, other practice costs increased to 11.1% from 10.5% for the third quarter and to 11.5% from 10.7% for the first nine months of 1998 and 1997, respectively. These increases are attributable to increased stem cell and radiation revenue, which have associated direct costs for third-party services and equipment maintenance, respectively, that are included in other practice costs.

     General  and  Administrative.  General  corporate  expenses  increased $1.4 million, or 24.7%, to $7.1 million in the third quarter of 1998 from $5.7 million in the third quarter of 1997. General and administrative expenses increased $4.2 million, or 26.6%, for the first nine months of 1998 over the comparable period of 1997. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's rapid growth since September 1997. As a percentage of revenue, general and administrative expenses were 6.0% for the third quarter and 6.0% for the first nine months of 1998, down from 6.9% and 6.8% in the third quarter and first nine months of 1997, respectively. Such decreases were primarily the result of economies of scale.

     Depreciation and Amortization. Depreciation and amortization expense increased $3.1 million, or 83.9%, to $6.8 million in the third quarter of 1998 from $3.7 million in the third quarter of 1997. For the nine-month period ended September 30, 1998, depreciation and amortization increased $6.1 million, or 60.9%, over the comparable prior year period. This increase was primarily due to the change in amortization periods mentioned above, as well as the result of amortization of intangible assets associated with the Company's affiliating with physician groups, investments in equipment, leasehold improvements and management information systems. Management expects depreciation and amortization to increase in future periods due to planned affiliations with physician groups and investments in management information systems.

                        AMERICAN ONCOLOGY RESOURCES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - CONTINUED

     Interest. Net interest expense increased $800,000, or 36.7%, to $3.0 million in the third quarter of 1998 from $2.2 million in the second quarter of 1997. Interest expense increased $3.0 million, or 50.6%, for the first nine months of 1998 over the comparable period in 1997. These increases were the result of higher levels of debt, principally incurred to finance transactions with thirteen oncology groups since September 30, 1997. As a percentage of revenue, net interest expense was 2.5% for the third quarter and 2.7% for the first nine months of 1998 compared to 2.6% and 2.5% for the third quarter and first nine months of 1997, respectively. Indebtedness to physicians was $83.1 million and $73.6 million at September 30, 1998 and 1997, respectively.

     Income Taxes. Income tax expense increased from the prior year as a result of the Company's increased profitability. For the first nine months of 1998, the Company recognized a tax provision of $13.6 million resulting in an effective tax rate of 38.0% as compared to 37.9% for the first nine months of 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company requires capital primarily to enter into management agreements with, and to purchase the nonmedical assets of, medical and radiation oncology practices. During the first nine months of 1998, the Company paid total consideration of $27.3 million, including cash and transaction costs of $14.3 million, in connection with affiliations with seven medical oncology groups and one radiation oncology group and the acquisition of two radiation oncology centers. During the comparable period of the prior year, the Company paid total consideration of $50.1 million, including cash and transaction costs of $23.6 million, for affiliations with ten physician groups.

To fund its recent growth and development, the Company has satisfied its transaction and working capital needs through borrowings under a $150 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank, ("First Union"), as agent for the various lenders. In addition, as part of the Credit Facility, the Company has recently obtained a $75 million end-loaded leasing facility, related to integrated cancer centers. The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations.

During the first nine months of 1998, the Company borrowed $27.0 million, net of $4.0 million in reductions, under the Credit Facility to fund medical practice transactions and the development of integrated cancer centers. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or LIBOR, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management services agreements and the capital stock of the Company's subsidiaries are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants.

Cash provided by operations was $25.6 million in the first nine months of 1998, a decrease of $7.6 million from the same period of 1997. The decrease was due to an increase in accounts receivable from revenue growth, the deferral of certain annual fourth quarter payments into the first quarter of 1998 and, to a lesser extent, working capital for new product lines. Cash used in investing activities was $30.3 million in the nine months ended September 30, 1998 compared to $37.8 million for the same period of the previous year. This decrease is attributable to a higher level of medical practice transactions in 1997, as mentioned above. Such decrease was partially offset by an increase in capital expenditures over the prior year. Cash provided by financing activities was $800,000 for the first nine months of 1998 compared to $5.5 million in the previous year. Such decrease is primarily due to one-time payments in 1998, totaling $14.0 million for short-term notes payable issued in connection with a certain medical practice transaction.

At September 30, 1998, the Company had net working capital of $72.4 million compared to $43.9 million at December 31, 1997. Such increase is due primarily to an increase in revenue combined with a decrease in short-term notes payable. The Company also had $70.9 million of current liabilities, including approximately $12.6 million of long-term indebtedness maturing before September 30, 1999. The Company's debt to total capitalization was 38.3% at September 30, 1998 compared to 38.1% at December 31, 1997.

                        AMERICAN ONCOLOGY RESOURCES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - CONTINUED

The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups. The Company expects that the existing cash and investment balances, cash generated from operations and borrowing capacity under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next twelve months. The Company is currently studying various alternatives to expand its current credit capacity and finance its growth beyond the next twelve months. Although the Company currently believes it will be able to secure such financing, it can give no assurance that it will be able to obtain such financing on terms as favorable as the current terms under the Credit Facility.

YEAR  2000  ISSUE

General
-------

The "Year 2000 problem" describes computer programs that use two rather than four digits to define the applicable year, and thus cannot distinguish between the year 1900 and the year 2000. These programs are present in the Company's computer systems and are incorporated into equipment. Certain of the Company's computer hardware and software, building infrastructure components (e.g., alarm systems and HVAC systems) and medical equipment (e.g., linear accelerators, which are used to provide radiation therapy) that are date sensitive may contain programs with the Year 2000 problem. If uncorrected, the problem could result in computer system and program failure or equipment malfunctions that could disrupt business operations or affect patient treatment.

Project
-------

The Company's Year 2000 Project is divided into four major sections: applications software, equipment, customers and suppliers. The Company's Year
2000 Project includes education, inventory and assessment of applications at risk, analysis and planning, testing and correction of each of these sections. The Company's strategy also includes development of contingency plans to address potential disruption of operations arising from the Year 2000 problem.

Applications  Software
----------------------

The Company recognizes that investment in information systems and state-of-the-art medical equipment is integral to its operations. The majority of the Company's technology expenditures for 1998 and 1999 relates to the development and implementation of a clinical information system that is currently being tested in one of the Company's affiliated practices. This system provides an interactive electronic format for capturing the entire spectrum of care that a patient receives and creates an electronic medical record. This system does not replace any existing systems and is believed to be Year 2000 compliant. The majority of the costs related to the implementation are expected to be capitalized and amortized over the life of the asset.

In 1994, the Company began a project to replace the existing practice management systems (billing and collection systems) with a common system to improve efficiency and consistency among its affiliated practices. The Company made a strategic decision in 1997 to utilize a common vendor for the clinical information and practice management systems. This practice management system is being tested in one of the affiliated practices and will begin to be implemented in the first quarter of 1999. The system is believed to be Year 2000 compliant, and the majority of the costs related to the implementation are expected to be capitalized and amortized over the life of the asset. Any remaining practice management systems not replaced by the new system during the first half of 1999 are expected to be Year 2000 compliant by March 1999. The Company will complete the testing of these systems in its Year 2000 test facility by June 1999. Costs to upgrade the practice management systems that are not converted to the common vendor but are upgraded under the existing vendor would be expensed; however, such costs are not expected to be material.

In 1996, the Company's management incorporated a business strategy to accommodate the rapid growth of its operations. One component of this strategy was the investment in developing an integrated financial system throughout its network of affiliated physicians. This financial system is Year 2000 compliant and has been implemented in two locations. The Company intends to complete the implementation of this financial system throughout its network of affiliated physicians by mid-1999. The costs incurred to date in developing such financial system have been capitalized through the initial implementation date.

                        AMERICAN ONCOLOGY RESOURCES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - CONTINUED

The Company relies almost entirely on purchased applications systems. Through software maintenance agreements with the respective vendors, these systems continue to be updated and supported after their purchase. Due to this strategy and a reliance on industry standard query/reporting packages, the Company has not engaged in any significant in-house system development projects.

Equipment
---------

The Company has reviewed the Year 2000 readiness of the linear accelerators and associated equipment and systems used in the affiliated radiation oncology practices with its vendors who have certified that, with minor upgrades, these systems will be Year 2000 compliant. These systems will be upgraded during the first quarter of 1999. The Company is in the process of evaluating the Year 2000 compliance of other clinical equipment at this time and expects to complete this process by January 1999. Any such costs to upgrade equipment will be expensed.

Customers
---------

The Company bills and collects for medical services from numerous third party payors in operating its business. These third parties include fiscal intermediaries that process claims and make payments on behalf of the Medicare program as well as insurance companies, HMO's and other private payors. As part of the Company's Year 2000 strategy, a comprehensive survey has been sent to all significant payors to assess their timeline for Year 2000 compliance and the impact to the Company of any potential interruptions in services or payments. The Company is working to accumulate the results by December 31, 1998.

Vendors
-------

The Company is currently evaluating third party vendors of medical supplies and pharmaceuticals in order to determine whether their services and products will be interrupted or malfunction due to the Year 2000 problem. The Company's pharmaceuticals purchase ordering system is a proprietary system developed by a third party vendor and is utilized under the Company's purchasing contract with such vendor. This relationship has been identified and prioritized as the most critical in the vendor evaluation process. The third party vendor is currently upgrading its pharmaceuticals purchase ordering system at no cost to the Company. The upgraded software is expected to be certified as Year 2000 compliant by the vendor and is scheduled for implementation by the second quarter of 1999.

Risks
-----

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material customers. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Costs
-----

The Company believes that the Year 2000 - related remediation costs incurred through 1998 have not been material to its results of operations. The Company is not yet able to reasonably estimate the total costs to be incurred for completion of its Year 2000 strategy. Some replacements and upgrades would take place in the normal course of business.

The foregoing assessment is based on information currently available to the Company. The Company can provide no assurance that applications and equipment that the Company believes to be Year 2000 compliant will not experience problems. Failure by the Company or third parties on which it relies to resolve Year 2000 problems could have a material adverse effect on the Company's results of operations.

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Inapplicable.

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

The following table describes all unregistered sales by the Company of the Company's securities during the first nine months of 1998. Each sale was a private placement made in connection with a physician transaction, as described in general in the preceding paragraph. The overwhelming majority of the affiliated physicians are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on
Section  4(2)  of  such  Act  and  Rule  506  enacted  thereunder.

                                           Number of Shares of   Aggregate Principal
Date of Transaction  Number of Physicians    Common Stock (1)      Amount of Notes
-------------------  --------------------  --------------------  --------------------
3/98                                    3                61,276  $          1,140,000
3/98                                    6               115,758             1,504,000
5/98                                    6               111,923               778,000
6/98                                    1                16,824               300,000
6/98                                    2                39,077               549,000
6/98                                    1                 6,320                     -
7/98                                    1                20,058               251,000
8/98                                    3                41,136               901,000
9/98                                    1                88,250             1,689,000

1)     In  connection  with each affiliation transaction, the Company unconditionally agrees  to  deliver  shares  of  Common  Stock  at  specified  future  dates.

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

        3.1 Certificate of Incorporation, as amended (incorporated by reference from Form 10-Q for the period ended June 30, 1997)

        3.2     By-Laws, as amended (incorporated  by  reference from Form 10-Q
                for the  period  ended   June  30,  1997)

        4.1     Rights  Agreement  between  the  Company  and  American  Stock
                Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

        11      Statement  Re  -  Computation  of  Per  Share  Earnings

        27      Financial  Data  Schedule


(b)     Reports  on  Form  8-K

      During the third quarter of 1998, the Company did not file any Current Reports on Form 8-K.

                        AMERICAN ONCOLOGY RESOURCES, INC.





                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November  13,  1998             AMERICAN  ONCOLOGY  RESOURCES,  INC.



                                  By:  /s/ R. DALE ROSS
                                       ----------------------------------------
                                       R. Dale Ross, Chairman of  the  Board
                                       and  Chief  Executive  Officer





                                  By:  /s/ L. FRED POUNDS
                                       -----------------------------------------
                                       L. Fred Pounds, Vice President of Finance
                                       and  Chief  Financial  Officer

                        AMERICAN ONCOLOGY RESOURCES, INC.
                                EXHIBIT  INDEX


Exhibit Number  Description  of  Exhibits
--------------  -------------------------
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