Form 10-K405
period 1998-12-31
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1999-03-24
CIK 943061

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                         ----------------------------

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 1998

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 0-26190

                       AMERICAN ONCOLOGY RESOURCES, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                           84-1213501
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1999 was $239,338,034 (based upon the closing sales price of the Common Stock on The Nasdaq Stock Market on March 12, 1999 of $8.63 per share). For purposes of this calculation, shares held by non-affiliates exclude only those shares beneficially owned by officers, directors and stockholders beneficially owning 10% or more of the outstanding Common Stock.

  There were 33,449,681 shares of the Registrant's Common Stock outstanding on March 12, 1999. In addition, as of March 12, 1999, the Registrant had agreed to deliver 15,807,578 shares of its Common Stock on certain future dates for no additional consideration.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement issued in connection with the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

PART I

ITEM 1.  BUSINESS

     American Oncology Resources, Inc. (together with its subsidiaries, "AOR" or the "Company") is a cancer management company. As of March 12, 1999, the Company provided comprehensive management services under long-term agreements to oncology practices comprised of 380 physicians in 18 states. The physicians affiliated with AOR provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including medical oncology, radiation oncology, gynecological oncology, stem cell transplantation, diagnostic radiology and clinical research. The Company was incorporated in October 1992 under the laws of the State of Delaware. The Company's principal executive offices are located at 16825 Northchase Drive, Suite 1300, Houston, Texas, and its telephone number is (281) 873-2674.

     Effective December 11, 1998, the Company entered into a definitive agreement to merge with Physician Reliance Network, Inc. ("PRN"). As of March 12, 1999, PRN provided comprehensive management services under long-term agreements to medical practices comprised of 367 physicians in twelve states. Under the terms of the merger agreement, holders of PRN common stock will receive a fixed ratio of 0.94 shares of the Company's common stock for each PRN share held. As a result, stockholders of the Company and PRN will each own approximately 50% of the combined company on a fully diluted basis. Following the merger, PRN will be a wholly owned subsidiary of the Company. The transaction is expected to be accounted for under the pooling of interests method of accounting and treated as a tax-free exchange. Closing of the transaction is anticipated in the second quarter of 1999, subject to stockholder approval of both companies, regulatory approval and other customary conditions. After consummation of the transaction, the Company's financial statements will be retroactively restated to combine the accounts of the Company and PRN for all periods presented using their historical basis.


Management Services

     The Company is a cancer management company, and its primary business is providing comprehensive management services to oncology practices, including the following:

     STRATEGIC SERVICES. At each affiliated practice, a policy board comprised of equal representation from the Company and affiliated physicians is created to develop and adopt a strategic plan designed to improve the performance of the practice by (i) outlining physician recruiting goals, (ii) identifying services and equipment to be added, (iii) identifying desirable payor relationships and other oncology groups that are possible affiliation candidates and (iv) facilitating communication with other affiliated physician groups in the AOR network.

     FINANCIAL SERVICES. The Company provides comprehensive financial analysis to each affiliated physician group in connection with managed care contracting and billing, collection, reimbursement, tax and accounting services. The Company also implements its cash management system. In addition, the Company and the affiliated physician group jointly develop a comprehensive budget that involves the adoption of financial controls and cost containment measures.

     MANAGEMENT INFORMATION SYSTEMS. The Company implements its management information system to facilitate and organize the exchange of clinical and operational information among the Company's affiliated physicians. The Company believes that an integrated information system will enable the Company and its affiliated physicians to identify effective protocols and manage the costs of cancer care in future years. The Company intends to significantly expand its clinical information system in 1999, with the goal of providing its affiliated physicians with the tools to provide high quality, cost effective cancer care.

     ADMINISTRATIVE SERVICES. The Company manages the facilities used by the affiliated physicians and, in coordination with the physicians, determines the number and location of practice sites. The Company provides support for practice management, billing functions and patient record keeping. The Company also provides comprehensive purchasing services for drugs, supplies, equipment, insurance and other practice requirements. In addition, the Company provides regulatory expertise to assist the group in complying with increasingly complex laws and regulations applicable to oncology practices.

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

     CLINICAL RESEARCH SERVICES. Through its clinical research network, the Company facilitates and organizes clinical research conducted by its affiliated physician groups and markets the groups' ability to perform and manage clinical trials to pharmaceutical and biotechnology companies. Clinical research conducted by the oncology groups focuses on (i) improving cancer survival rates,
(ii) enhancing the cancer patient's quality of life, (iii) reducing the costs of cancer care and (iv) developing new approaches to cancer diagnosis, treatment and post-treatment monitoring. The Company assists in a number of aspects in the conduct of clinical trials, including protocol development, data coordination, institutional review board coordination and contract review and negotiation.

     CLINICAL INITIATIVES AND STANDARDS. The Company organizes clinical conferences for its affiliated physicians to discuss and identify clinical care, research and educational strategies for the Company's network of affiliated physicians. The Company also assists its affiliated physicians in developing clinical practice guidelines for the different types of cancer and in operating in accordance with standards of care required for accreditation by managed care accreditation bodies. The Company is also implementing a clinical information system with the goal of facilitating the exchange of information among affiliated physicians. The Company expects the system will enable the physicians to share clinical data and treatment patterns and will allow ready access to current protocols and information regarding cancer therapies and research developments.


Operations of Oncology Groups

     Since the Company's incorporation in October 1992, the Company has grown rapidly from managing a single practice comprised of six physicians in one state to managing oncology practices comprised of 380 physicians in 18 states as of March 12, 1999.

     The Company estimates that most of the affiliated physician groups are among the largest group practices providing cancer care in their markets. The physician members of these groups have staff privileges at most private hospitals in their markets and have long-standing relationships with governmental and private payors.

     The oncologists are employed by the affiliated physician groups, not the Company, and maintain control over all aspects of the provision of medical care to their patients. The Company does not provide medical care to patients or employ any of the non-physician personnel of its affiliated physician groups who provide medical care. However, under the terms of the management agreements with the affiliated physician groups, the Company is responsible for the compensation and benefits of the groups' non-physician medical personnel, and the financial statements of the Company reflect the costs of such compensation and benefits.

     The affiliated physician groups offer a wide array of services to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion and radiation oncology services, stem cell transplantation, clinical laboratory, diagnostic radiology, pharmacy services and patient education. The groups employ a range of personnel to provide these services, such as medical assistants, nurses (including oncology certified nurses), radiation therapy technicians, physicists and laboratory and pharmacy technicians. The practice sites are generally located in close proximity to other health care providers and typically are equipped to provide the outpatient services necessary to treat and care for cancer patients and their families.


Affiliation Structure

     The Company's structure enables its affiliated physicians to retain their autonomy through ownership and participation in their local professional corporation or other entity, thereby maintaining local authority and control over medical practice decisions. The Company believes that this local governance structure is critical to its success.

     Identifying appropriate physician groups and proposing, negotiating and implementing economically attractive affiliations with them is a lengthy, complex and costly process, typically requiring three to six months. In connection with affiliating with an oncology group, the Company enters into a management agreement with the group and purchases the group's nonmedical assets. In consideration of these arrangements, the Company typically pays cash and promissory notes and agrees to deliver shares of its Common Stock at specified future dates (typically on the third through fifth anniversaries of the closing date). In addition, each affiliated physician enters into an employment agreement with the physician group. The Company believes that the delivery of shares on a delayed basis, the Company's affiliation structure and the compensation formulas defined in the management agreements all serve to align the long-term interests of the affiliated physicians with those of the Company.

     All of the management service agreements with the affiliated physician groups have contractual terms of 40 years. These agreements cannot be terminated by the physician groups without cause. As consideration for the Company's management services, each management agreement provides for payment to the Company of a management fee, which typically includes all practice costs (other than amounts retained by physicians), a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied, a performance fee.

     The amount of the fixed fee is related to the size of the affiliated physician group and the consideration delivered in connection with the affiliation transaction and, as a result, varies significantly among the management service agreements. The percentage fee, where permitted by applicable law, is generally seven percent of the affiliated physician group's net revenue. Performance fees are specified amounts that are typically based on the profitability of the affiliated practice group. Management fees are not subject to adjustment, with the exception that the fixed fee may be adjusted from time to time after the fifth year of the management agreement to reflect inflationary trends. The management service agreements permit the affiliated physician group to retain a specified amount (typically 23% of the group's net revenues) for physician salaries, and payment of such salaries is given priority over payment of the management fee. The affiliated physician group is also entitled to retain all profits of the practice after payment of the management fee to the Company. As a result of this arrangement, the Company benefits from increases in the affiliated group's net revenue but maintains the incentive to control its expenses.

     The employment agreements between the physician group and its affiliated physicians have initial terms of five years in the case of physicians who are shareholders of the group and one year in the case of non-shareholder physicians, and both types of agreements provide for successive one year renewal periods. Each employment agreement also includes provisions setting forth the circumstances under which the agreement may be terminated for cause and a non-competition provision that applies for one year following termination of the physician's employment. In addition, each employment agreement provides for the payment of specified liquidated damages to the physician group, not to the Company, in the event the physician terminates the agreement without cause or breaches the non-competition provision.


Competition

     The business of providing health care services generally, and of managing and providing oncology services specifically, is intensely competitive. The Company is aware of several competitors specializing in the management of oncology practices. In addition, several health care companies with established operating histories and significantly greater resources than the Company are also providing at least some management services to oncologists. Furthermore, the Company believes that others in the health care industry may adopt strategies similar to those of the Company. The Company's revenues depend on the continued success of its affiliated physician groups. These physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations.


Regulation

     General. The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company and its affiliated physician groups operate will not change significantly and adversely in the future. In general, regulation and scrutiny of health care providers and companies are increasing.

     There are currently several federal and state initiatives to amend regulations relating to the provision of health care services, access to health care, disclosure of health care information, costs of health care and the manner in which health care providers are reimbursed for their services. It is not possible to predict whether any such initiatives will be enacted as legislation or, if enacted, what their form, effective dates or impact on the Company will be.

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

     Every state imposes licensing requirements on individual physicians and on facilities and services operated or provided by physicians. Many states require regulatory approval, including certificates of need, before (a) establishing certain types of health care facilities, (b) offering certain services or (c) expending monies in excess of statutory thresholds for health care equipment, facilities or programs. The execution of a management agreement with a physician group currently does not require any regulatory approval on the part of the Company or the physician group. However, in connection with the expansion of existing operations and the entry into new markets, the Company and its affiliated physician groups may become subject to additional regulation.

     Fee-Splitting; Corporate Practice of Medicine. The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to relatively limited judicial and regulatory interpretation. The Company believes its current and planned activities do not constitute fee-splitting or the practice of medicine as contemplated by these statutes and interpretations. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of the Company's existing relationships with the affiliated physician groups. In addition, statutes in some states in which the Company does not currently operate could require the Company to modify its affiliation structure.

     Medicare/Medicaid Fraud and Abuse Provisions. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease or order of any item or service that is covered by Medicare or a state health program. Pursuant to this law, the federal government has pursued a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to government health care costs. The applicability of these provisions to many business practices in the health care industry, including the Company's arrangements with its affiliated physician groups, has not been subject to judicial and regulatory interpretation.

     The Medicare and Medicaid anti-kickback amendments (the "Anti-Kickback Amendments") provide criminal penalties for individuals or entities participating in the Medicare or Medicaid programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act also includes the intermediate sanction of excluding violators from participation in the Medicare or Medicaid programs.

     A violation of the Anti-Kickback Amendments requires several elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals; (iii) the ability of the parties to make or influence referrals of patients; (iv) the provision of services that are reimbursable under Medicare or state health programs; and (v) patient coverage under the Medicare program or a state health program. The Company believes that it is receiving compensation under the management agreements for management services. The Company also believes that it is not in a position to make or influence referrals of patients or services reimbursed under Medicare or state health programs to its affiliated physician groups. Consequently, the Company does not believe that the management fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-Kickback Amendments. The Company is not a provider or supplier of services or items reimbursed by Medicare or state health programs.

     In 1991, the Inspector General of the United States Department of Health and Human Services published "Safe Harbor Regulations," defining safe harbors for certain arrangements that do not violate the Anti-Kickback Amendments. One of the safe harbors specifically provided is a safe harbor for personal services and management contracts. Under this safe harbor, "remuneration" prohibited by the Anti-Kickback Amendments does not include any payment made by a principal to an agent as compensation for services of the agent as long as certain standards are met. To the Company's knowledge, there have been no agency interpretations or case law decisions of management agreements similar to the Company's that would indicate that such agreements do not fall within a safe harbor. Further, the Company believes that since it is not a provider of medical services, and is not in a position to refer patients to any particular medical practice, the remuneration it receives for providing services does not violate the Anti-Kickback Amendments.

     Prohibitions on Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 ("OBRA") includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as the "Stark Bill." The Stark Bill originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest or compensation relationship with the entity. The revisions to the Stark Bill prohibit a referral to an entity in which the physician or a family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services." In January 1998, the Health Care Financing Administration issued proposed regulations to the Stark Bill. It is not yet possible to predict whether these proposed regulations will be adopted or, if adopted, what their final form, effective dates and impact on the Company will be.

     Prohibitions on Certain Compensation Arrangements. The OBRA legislation also prohibits physician group practices from developing compensation or bonus arrangements that are directly related to the volume or value of referrals by a physician in the group for designated health services.

     Reimbursement Requirements. In order to participate in the Medicare and Medicaid programs, the Company's affiliated physicians must comply with stringent reimbursement regulations, including those that require many health care services to be conducted "incident to" a physician's supervision. Satisfaction of all reimbursement requirements is required under the Company's compliance program. The Company believes that its affiliated physicians are in compliance with the reimbursement requirements; however, affiliated physicians' failure to comply with these requirements could negatively affect the Company's results of operations.

     Antitrust. The Company and its affiliated physician groups are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of markets. The Company believes it is in compliance with these laws, but there can be no assurance that a review of the Company's business would not result in a determination that could adversely affect the operations of the Company and its affiliated physician groups.

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

Executive Officers of the Registrant

           Name, Age, and Position                                                    Business Experience
           -----------------------                                                    --------------------
R. DALE ROSS, age 52                                    Mr. Ross was self-employed from April 1990 until joining the Company.  From
  Chairman of the Board of Directors and Chief          December 1982 until April 1990, Mr. Ross was employed by HMSS, Inc., a home
  Executive Officer since December 1992                 infusion therapy company.  Mr. Ross founded HMSS, Inc. and served as its
                                                        President and Chief Executive Office and as a director.

LLOYD K. EVERSON, M.D., age 55                          Dr. Everson received his medical degree from Harvard Medical School and his
  President since November 1993                         oncology training at Memorial Sloan Kettering National Cancer Institute. He
                                                        is board certified in medical oncology. Prior to joining the Company, Dr.
                                                        Everson served as the Medical Director for the Indiana Regional Cancer
                                                        Center and was President of LKE Consulting Services. Dr. Everson has
                                                        published widely in the field of oncology and is a member of numerous professional associations, including the American Society of Clinical
                                                        Oncology, Association of Community Cancer Centers and American College of
                                                        Physicians. He also has served as President of the Association of Community
                                                        Cancer Centers and as Associate Chairman for Community Programs for the
                                                        Eastern Cooperative Oncology Group.

DAVID S. CHERNOW, age 42                                From March 1992 until joining the Company, Mr. Chernow was a Real Estate
  Vice President of Corporate Development and           Development Consultant at Hematology Oncology Associates, an oncology group
  Chief Development Officer since January 1993          affiliated with the Company in Denver, Colorado. From March 1990 until
                                                        March 1992, he was employed by Lamar Companies, a real estate investment company located in Denver, as Vice President of Operations.

L. DUANE CHOATE, age 40                                 Mr. Choate has been employed by the Company in various positions since March
  Vice President of Practice Operations since           1993.  From 1991 to 1993, Mr. Choate was employed by Discovery Group, Inc.,
  November 1998                                         a direct marketing company, as President. From October 1984 until April
                                                        1990, he was employed by HMSS, Inc. in various finance positions.

R. ALLEN PITTMAN, age 51                                From May 1991 until joining the Company, Mr. Pittman was employed as Vice
  Vice President of Corporate Services since            President of Human Resources by Option Care, Inc., a national home infusion
  January 1993                                          therapy franchiser. From November 1987 until April 1991, Mr. Pittman was employed by HMSS, Inc., where he served as Vice President of Human Resouces.


L. FRED POUNDS, age 51                                  From June 1990 until joining the Company, Mr. Pounds was the principal of
  Vice President of Finance, Chief Financial            Pounds & Associates, a health care consulting company.  From January 1987 to
  Officer and Treasurer since January 1993              May 1990, Mr. Pounds was President and Chief Operating Officer of Avanti
                                                        Health Systems, Inc., a managed care and physician practice management company. From September 1969 to January 1987, Mr. Pounds was employed by
                                                        Price Waterhouse LLP in various positions, including partner in charge of the Southwest Area Health Care Group.

LEO E. SANDS, age 51                                    From July 1991 until joining the Company, Mr. Sands was a principal of
  Vice President of Planning, Chief Compliance          Altech, Inc., a health care consulting company. From March 1983 to April
  Officer and Secretary since November 1992             1986 and from May 1988 to June 1991, Mr. Sands was employed by HMSS, Inc.
                                                        in various positions, ultimately serving as Vice President of Business
                                                        Development of HMSS Infusion Affiliates, Inc.

Employees

     As of December 31, 1998, the Company employed 1,293 people. In addition, as of December 31, 1998, the affiliated physician groups employed 1,907 people (excluding the affiliated physicians). Under the terms of the management agreements with the affiliated physician groups, the Company is responsible for the practice compensation and benefits of the groups' non-physician medical personnel. No employee of the Company or of any affiliated group is a member of a labor union or subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.


Service Marks

     The Company has registered the service marks "American Oncology Resources" and "AOR" with the United States Patent and Trademark Office.


ITEM 2.  PROPERTIES

     The Company leases its corporate offices in Houston, Texas, where the Company's headquarters are located. The Company or its affiliated physician groups also own, lease, sublease or occupy the facilities where the affiliated physician groups provide medical services. In connection with the development of integrated cancer centers, the Company has acquired land valued at approximately $2.2 million. The Company anticipates that, as its affiliated group practices grow, expanded facilities will be required.

     At December 31, 1998, the Company operated sixteen cancer centers and had eight cancer centers under development. Of the sixteen cancer centers operated
by the Company, thirteen are leased by the Company and three are owned.   The
following table contains information concerning the Company's cancer centers:

      Location                     Size           Date Opened or Acquired         Owned/Leased
      --------                     ----           -----------------------         ------------
Tucson, Arizona                9,444 Sq. Ft.           January 1995                  Leased
Rexford, New York             14,100 Sq. Ft.           October 1995                  Leased
Latham, New York              12,877 Sq. Ft.           October 1995                  Leased
Green Valley, Arizona          7,604 Sq. Ft.           October 1997                  Owned
Dunedin, Florida               3,335 Sq. Ft.           November 1997                 Leased
Tampa, Florida                 4,000 Sq. Ft.           November 1997                 Leased
New Port Richey, Florida      10,125 Sq. Ft.           November 1997                 Leased
Sun City, Florida              4,345 Sq. Ft.           November 1997                 Leased
Hancock, Indiana               7,337 Sq. Ft.           February 1998                 Leased
Stillwater, Oklahoma          11,610 Sq. Ft.           February 1998                 Owned
Oklahoma City, Oklahoma       15,700 Sq. Ft.           March 1998                    Owned
Aurora, Colorado              13,200 Sq. Ft.           July 1998                     Leased
Tulsa, Oklahoma               13,200 Sq. Ft.           August 1998                   Leased
Indianapolis, Indiana         12,000 Sq. Ft.           August 1998                   Leased
New Braunfels, Texas           8,864 Sq. Ft.           August 1998                   Leased
Thornton, Colorado            11,400 Sq. Ft.           October 1998                  Leased

ITEM 3.  LEGAL PROCEEDINGS

     The provision of medical services by the Company's affiliated physicians entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by physicians or the compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. Because the Company's affiliated physician groups purchase and resell pharmaceutical products, they face the risk of product liability claims. Although the Company has not been a party to any claims, suits or complaints relating to services and products provided by the Company or physicians affiliated with the Company, there can be no assurances that such claims will not be asserted against the Company in the future. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the management services agreements with the affiliated physician groups, the affiliated practices and the Company are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against the Company or one of the affiliate physician groups could, however, have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "AORI". The high and low closing sale prices of the Common Stock, as reported by The Nasdaq Stock Market, were as follows for the quarterly periods indicated.

     Year Ended December 31, 1997                  High       Low
                                                   ----       ---
     Fiscal Quarter Ended March 31, 1997           $11.00    $ 8.75
     Fiscal Quarter Ended June 30, 1997            $16.88    $ 7.44
     Fiscal Quarter Ended September 30, 1997       $17.38    $13.31
     Fiscal Quarter Ended December 31, 1997        $19.00    $12.75

     Year Ended December 31, 1998

     Fiscal Quarter Ended March 31, 1998           $17.38    $12.38
     Fiscal Quarter Ended June 30, 1998            $15.75    $11.13
     Fiscal Quarter Ended September 30, 1998       $13.75    $ 8.13
     Fiscal Quarter Ended December 31, 1998        $15.00    $ 8.63


     As of February 24, 1999, there were approximately 8,800 holders of the Common Stock. The Company has not declared or paid any cash dividends on its Common Stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Company's board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of the Company's board of directors to retain earnings to finance the operations and expansion of the Company's business. The Company's credit facility currently prohibits the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

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

     The following table describes all private placements by the Company of its securities during 1998. Each sale was a private placement made in connection with a physician transaction, described in general in the preceding paragraph, to affiliated oncologists, the overwhelming majority of whom are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

                                                Number of Shares of    Aggregate Principal
Date of Transaction     Number of Physicians      Common Stock(1)        Amount of Notes
-------------------     --------------------      ---------------        ---------------
        3/98                    3                      61,276               $1,140,000
        3/98                    6                     115,758                1,504,000
        5/98                    6                     111,923                  778,000
        6/98                    1                      16,824                  300,000
        6/98                    2                      39,077                  549,000
        6/98                    1                       6,320                       --
        7/98                    1                      20,058                  251,000
        8/98                    3                      41,136                  901,000
        9/98                    1                      88,250                1,689,000
       12/98                    1                      62,029                  450,000
       12/98                    1                      10,000                       --

--------------
(1) In connection with each affiliation transaction, the Company unconditionally agrees to deliver shares of Common Stock at specified future dates (typically on each of the third through fifth anniversaries of the closing date).

ITEM 6.  SELECTED FINANCIAL DATA

  The selected consolidated financial information of the Company set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

                                                             Year Ended December 31,
                                           -----------------------------------------------------------
                                             1998        1997        1996         1995        1994
                                           --------    --------    --------      ------      -------
                                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue.................................   $455,952    $321,840    $205,460        $99,174    $20,410
Operating expenses:
 Pharmaceuticals and supplies...........    207,930     144,890      85,210         35,763      7,575
 Practice compensation and benefits.....     86,136      61,296      41,350         19,766      4,001
 Other practice costs...................     51,769      35,090      23,495         12,032      2,258
 General and administrative.............     26,201      21,174      14,095          9,406      4,367
 Depreciation and amortization..........     23,287      14,177       9,343          4,655        746
                                           --------    --------    --------        -------    -------
                                            395,323     276,627     173,493         81,622     18,947
                                           --------    --------    --------        -------    -------
Income from operations..................     60,629      45,213      31,967         17,552      1,463
Interest income.........................        222         348       1,062          2,007        143
Interest expense........................    (12,096)     (8,715)     (4,307)        (3,690)      (237)
Other, net..............................                                             1,600(1)
                                           --------    --------    --------        -------    -------
Income before taxes.....................     48,755      36,846      28,722         17,469      1,369
Income taxes............................     18,527      13,979      11,072          5,852        126
                                           --------    --------    --------        -------    -------
Net income..............................   $ 30,228    $ 22,867    $ 17,650        $11,617    $ 1,243
                                           ========    ========    ========        =======    =======
Net income per share basic..............   $   0.63    $   0.50    $   0.40        $  0.33    $  0.08
                                           ========    ========    ========        =======    =======
Shares used in per share computations -
 basic..................................     48,293      45,571      44,228         35,559     15,926
                                           ========    ========    ========        =======    =======
Net income per share diluted............   $   0.61    $   0.48    $   0.37        $  0.30    $  0.07
                                           ========    ========    ========        =======    =======
Shares used in per share computations -
 diluted................................     49,845      48,100      47,549         39,318     16,995
                                           ========    ========    ========        =======    =======

                                                                   December 31,
                                             ---------------------------------------------------------
                                               1998       1997            1996        1995      1994
                                             --------   --------        --------    --------   -------
                                                                    (in thousands)
 BALANCE SHEET DATA:
     Working capital......................   $ 86,984   $ 43,864        $ 42,972    $ 59,724   $ 6,653
     Management service agreements, net...    333,705    326,295         240,034     164,522    40,444
     Total assets.........................    563,132    483,893         339,400     272,359    55,709
     Long-term debt (2)...................    173,140    139,716          81,707      44,190    18,703
     Stockholders' equity.................    294,387    263,994         221,854     191,180    30,977

--------------
(1) Consists of life insurance proceeds of $2,091,000, less lease termination costs of $491,000.
(2) Excludes current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  AOR is a cancer management company and provides comprehensive management services under long-term agreements to oncology practices. These practices provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecological oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation. Since the Company's incorporation in October 1992, it has grown rapidly from managing six affiliated physicians in one state to 380 affiliated physicians in 18 states as of March 12, 1999:

                                                  MARCH 12,     DECEMBER 31,
                                                  ---------  ------------------
                                                     1999    1998   1997   1996
                                                     ----    ----   ----   ----
Affiliated physicians.....................            380     358    304   227
States....................................             18      18     16    15

  Under the terms of the management agreements, the Company provides comprehensive management services to its affiliated physician groups, including operational and administrative services, and furnishes personnel, facilities, supplies and equipment. The physician groups, in return, agree to practice medicine exclusively in affiliation with the Company. Substantially all of the Company's revenue consists of management fees paid under the terms of the management agreements. Management fees include all practice costs (other than amounts retained by physicians), a fixed monthly fee, an amount equal to 7% of each affiliated physician group's net revenue (in most states) and, if certain financial criteria are satisfied, a performance fee. The management agreements permit the affiliated physician group to retain a specified percentage of the group's net revenues (generally 23%) for physician salaries, and payment of such salaries is given priority over payment of the management fee. For the years ended December 31, 1998 and 1997, none of the Company's affiliated physician groups contributed more than 10% of the Company's revenue. For the year ended December 31, 1996, only one of the Company's affiliated physician groups contributed more than 10% of the Company's revenue.

  In 1998, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 34% for Medicare and Medicaid, 47% for managed care and 19% for private insurance and other payors. In 1997, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 33% for Medicare and Medicaid, 47% for managed care and 20% for private insurance and other payors. In 1996, the payor mix of the affiliated physician groups' medical practice revenue was 33% for Medicare and Medicaid,
45% for managed care and 22% for private insurance and other payors.   The payor
mix of the affiliated physician groups' medical practice revenue varies among physician groups and changes as a result of new practice affiliations.

  Effective December 11, 1998, the Company entered into a definitive agreement to merge with Physician Reliance Network, Inc. ("PRN"). As of March 12, 1999, PRN provided comprehensive management services under long-term agreements to medical practices comprised of 367 physicians in twelve states. Under the terms of the merger agreement, holders of PRN common stock will receive a fixed ratio of 0.94 shares of the Company's common stock for each PRN share held. As a result, stockholders of the Company and PRN will each own approximately 50% of the combined company on a diluted basis. Following the merger, PRN will be a wholly owned subsidiary of the Company. The transaction is expected to be accounted for under the pooling of interests method of accounting and treated as a tax-free exchange. Closing of the transaction is anticipated in the second quarter of 1999, subject to stockholder approval of both companies, regulatory approval and other customary conditions. After consummation of the transaction, the Company's financial statements will be retroactively restated to combine the accounts of the Company and PRN for all periods presented using their historical basis.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                1998        1997         1996
                                                ----        ----         ----
Revenue...................................     100.0%      100.0%       100.0%
                                               -----       -----        -----
Operating expenses:
     Pharmaceuticals and supplies.........      45.6        45.0         41.5
     Practice compensation and benefits...      18.9        19.0         20.1
     Other practice costs.................      11.4        10.9         11.4
     General and administrative...........       5.7         6.6          6.9
     Depreciation and amortization........       5.1         4.4          4.5
Net interest..............................       2.6         2.6          1.6
                                               -----       -----        -----
Income before income taxes................      10.7        11.5         14.0
Income taxes..............................       4.1         4.4          5.4
                                               -----       -----        -----
Net income................................       6.6%        7.1%         8.6%
                                               =====       =====        =====


1998 COMPARED TO 1997

     The Company affiliated with eleven and thirteen oncology groups in 1998 and 1997, respectively, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations year to year were caused in part by affiliations with these oncology practices.

     Revenue. Revenue increased from $321.8 million in 1997 to $456.0 million in 1998, an increase of $134.2 million or 41.7%. Revenue for markets under management in 1997 and 1998 increased $95.6 million or 29.7% over the same period from the prior year. This growth was the result of increases in patient volume, expansion of services, recruitment of or affiliation with additional physicians and, to a lesser extent, increases in charges for certain physician services. The remaining $38.6 million of revenue growth was attributable to affiliations with oncology practices in new markets.

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include the drugs, medications and other supplies used by affiliated physician groups, increased from $144.9 million for 1997 to $207.9 million for 1998, an increase of $63.0 million or 43.5%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, pharmaceuticals and supplies increased from 45.0% for 1997 to 45.6% for 1998. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue, the introduction of a number of new chemotherapy agents and, to a lesser extent, lower reimbursement from payors. Management expects that third-party payors will continue to negotiate the reimbursement rate for medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items.

     Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees located at the affiliated physician practice sites and business offices, increased from $61.3 million in 1997 to $86.1 million in 1998, an increase of $24.8 million or 40.5%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits decreased from 19.0% for 1997 to 18.9% for 1998.

     Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $35.1 million in 1997 to $51.8 million in 1998, an increase of $16.7 million or 47.6%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, other practice costs increased from 10.9% for 1997 to 11.4% for 1998.

     General and Administrative. General corporate expenses increased from $21.2 million in 1997 to $26.2 million in 1998, an increase of $5.0 million or 23.6%. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's growth since December 31, 1997. As a percentage of revenue, general and administrative expenses decreased from 6.6% for 1997 to 5.7% for 1998, primarily as a result of economies of scale.

     Depreciation and Amortization. Depreciation and amortization expenses increased from $14.2 million in 1997 to $23.3 million in 1998, an increase of $9.1 million or 64.1%. As a percentage of revenue, depreciation and amortization expenses increased from 4.4% for 1997 to 5.1% for 1998. This increase is primarily attributable to decreasing the amortization period for management services agreements from 40 years to 25 years effective July 1, 1998. Affiliations with new physician groups, and investments in equipment, leasehold improvements and management information systems also contributed to the increase.

     Interest. Net interest expense increased from $8.4 million in 1997 to $11.9 million in 1998, an increase of $3.5 million or 41.7%. The increase was the result of higher levels of debt, principally incurred to finance transactions with eleven oncology groups during 1998. As a percentage of revenue, net interest expense remained the same at 2.6% in 1997 and 1998. Indebtedness to physicians decreased from approximately $94.7 million at December 31, 1997 to approximately $80.6 million at December 31, 1998.

     Income Taxes. Income tax expense increased from the prior year as a result of the Company's increased profitability. For 1998, the Company recognized a tax provision of $18.5 million resulting in an effective rate of 38%, which was unchanged from 1997.

     Net Income. Net income increased from $22.9 million in 1997 to $30.2 million in 1998, an increase of $7.3 million or 31.9%. As a percentage of revenue, net income declined from 7.1% to 6.6%, principally as a result of the decrease in the amortization period for management service agreements from 40 years to 25 years effective July 1, 1998, and to a lesser extent, the introduction of a number of new, lower margin chemotherapy agents. In response to this decline, the Company has adopted several strategies. Most importantly, the Company has formed a number of preferred pharmaceutical relationships and continues to pursue others. In addition, the Company routinely considers and implements measures to control general and administrative costs to enable it to achieve greater economies of scale. Lastly, the Company seeks opportunities to expand its business in areas that are less affected by lower pharmaceutical margins, such as radiation oncology, clinical research and data management. The Company believes that its results of operations and financial condition have benefited from each of these strategies.


1997 COMPARED TO 1996

     The Company affiliated with thirteen and seventeen oncology groups in 1997 and 1996, respectively, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations year to year were caused in part by affiliations with these oncology practices.

     Revenue. Revenue increased from $205.5 million in 1996 to $321.8 million in 1997, an increase of $116.3 million or 56.6%. Revenue for markets under management in 1996 and 1997 increased $85.5 million or 42% over the same period from the prior year. The methodology for calculating same market growth for this period represented a change from the same practice growth disclosed in prior periods. The Company changed the methodology to more accurately reflect the revenue growth of a market from period to period as well as the changing structure of new physician transactions in 1997. Under the revised method, revenue growth for all practices within a metropolitan service area in which the Company has operations in both periods is treated as same market growth. Under the previous methodology, the same practice growth for 1997 over the comparable period in 1996 would have been a 25% increase in revenue. Same market growth was the result of expansion of services, increases in patient volume, recruitment of or affiliation with additional physicians and, to a lesser extent, increases in charges for certain physician services. The remaining $30.8 million was attributable to affiliations with oncology practices in new markets.

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies increased from $85.2 million for 1996 to $144.9 million for 1997, an increase of $59.7 million or 70.1%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, pharmaceuticals and supplies increased from 41.5% for 1996 to 45.0% for 1997. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue, the introduction of a number of new chemotherapy agents and, to a lesser extent, lower reimbursement from payors. Management expects that third-party payors will continue to negotiate the reimbursement rate for medical services, pharmaceuticals (including chemotherapy drugs) and other supplies, with the goal of lowering reimbursement and utilization rates, and that such lower reimbursement and utilization rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items.

     Practice Compensation and Benefits. Practice compensation and benefits increased from $41.4 million in 1996 to $61.3 million in 1997, an increase of $19.9 million or 48.1%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits decreased from 20.1% for 1996 to 19.0% for 1997, primarily as a result of economies of scale.

     Other Practice Costs. Other practice costs increased from $23.5 million in 1996 to $35.1 million in 1997, an increase of $11.6 million or 49.4%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, other practice costs decreased from 11.4% for 1996 to 10.9% for 1997, primarily as a result of economies of scale.

     General and Administrative. General corporate expenses increased from $14.1 million in 1996 to $21.2 million in 1997, an increase of $7.1 million or 50.4%. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's growth since December 31, 1996. As a percentage of revenue, general and administrative expenses decreased from 6.9% for 1996 to 6.6% for 1997, primarily as a result of economies of scale.

     Depreciation and Amortization. Depreciation and amortization expenses increased from $9.3 million in 1996 to $14.2 million in 1997, an increase of $4.9 million or 52.7%. This increase was primarily attributable to affiliations with new physician groups, as well as investments in equipment, leasehold improvements and management information systems during 1997. As a percentage of revenue, depreciation and amortization decreased form 4.5% for 1996 to 4.4% for 1997.

     Interest. Net interest expense increased from $3.2 million in 1996 to $8.4 million in 1997, an increase of $5.2 million or 162.5%. The increase was the result of higher levels of debt, principally incurred to finance transactions with thirteen oncology groups during 1997. As a percentage of revenue, net interest expense increased from 1.6% in 1996 to 2.6% in 1997. Indebtedness to physicians increased from approximately $66.0 million at December 31, 1996 to approximately $94.7 million at December 31, 1997.

     Income Taxes. Income tax expense increased from the prior year as a result of the Company's increased profitability. For 1997, the Company recognized a tax provision of $14.0 million resulting in an effective rate of 38.0% as compared to a rate of 38.5% for 1996. The decrease in the effective rate was due primarily to a change in the Company's composition of revenue by state.

     Net Income. Net income increased from $17.7 million in 1996 to $22.9 million in 1997, an increase of $5.2 million or 29.4%. As a percentage of revenue, net income declined from 8.6% to 7.1%. This decline was primarily attributable to the introduction of a number of new, lower margin chemotherapy agents and, to a lesser extent, from difficulty in efficiently integrating practices affiliated with the Company in late 1996 and 1997 and higher discounts to managed care payors. In response to this decline, the Company has adopted several strategies. Most importantly, the Company has formed a number of preferred pharmaceutical relationships and continues to pursue others. In addition, the Company routinely considers and implements measures to control general and administrative costs to enable it to achieve greater economies of scale. Lastly, the Company seeks opportunities to expand its business in areas that are less affected by lower pharmaceutical margins, such as radiation oncology, clinical research and data management. The Company believes that its results of operations and financial condition have benefited from each of these strategies.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations of AOR, contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and including any statements contained herein regarding the prospects for any of the Company's services and the impact of competition; (ii) any statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends" or similar expressions; and (iii) other statements contained herein regarding matters that are not historical facts.

     Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below under "Risk Factors." AOR stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

     The cautionary statements contained or referred to herein should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by AOR or persons acting on its behalf. AOR does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events.


RISK FACTORS RELATING TO THE PROPOSED MERGER WITH PRN

     Effective December 11, 1998, the Company entered into a definitive agreement to merge with PRN. Closing of the merger is subject to regulatory and stockholder approval and other customary conditions. There are a number of risks relating to the AOR-PRN merger, including the ones discussed below.

We may not achieve expected synergies

     We expect the merger to result in synergies and operating efficiencies, including reduced overhead costs as a percentage of revenue, expanded operations, enhanced purchasing leverage and improved managed care contracting. These expected benefits may not be achieved. Whether we ultimately realize these benefits will depend on a number of factors, many of which are beyond our control.


Integrating our operations will be difficult and may cause harmful disruptions to our business

     Integrating our operations may distract the attention of management and other personnel from our day-to-day business activities. In addition, employees of AOR may be less productive as a result of uncertainty during the integration process, which may disrupt our business. These disruptions or any other difficulties with integration could seriously harm the combined company. To attain the benefits of the merger, we will have to effectively integrate our operations. In particular, we must integrate our management and other personnel, our information systems and our financial, accounting and other operational procedures. This process will require us to bring together nationwide operations and different corporate and physician cultures. AOR and PRN have each affiliated with numerous physician practices but neither has attempted a transaction of the size of the merger.


Costs of integration and transaction expenses will be substantial and could significantly exceed our expectations

     We will incur transaction, integration and restructuring costs in connection with the merger. These costs will result in one-time charges to our earnings. We expect these costs to be substantial, and unanticipated additional expenses related to the merger could cause this amount to increase significantly. Although it is impossible to determine the actual amount of these charges until the integration plans are completed, we believe that the total of these charges will be approximately $28 million. We cannot determine the exact timing of these expenses at this time, but we anticipate that this aggregate charge to earnings will be recorded principally in the quarter in which the merger is consummated.


Loss of our key personnel could adversely affect our business

     We must retain senior executives and other key employees to be successful. We may not be able to retain key employees before or after the merger. The loss of the services of any key employees or of any significant group of employees could seriously harm our companies. During the pre-merger and integration phases, competitors may seek to recruit key employees. Employee uncertainty regarding the effects of the merger could also cause increased turnover. Our employees are generally not bound by employment agreements.


Physicians and other third parties may not accept the combined company

     AOR and PRN have each tried to build name recognition and physician acceptance of their respective companies. However, physicians and other third parties may not accept the combined company, even if they accepted AOR or PRN as individual companies. We believe that transferring the name recognition from AOR and PRN to the combined company will be important to maintaining good relations with our existing physicians and for attracting new physicians. This transition will also be important to our efforts to maintain and enhance relationships with pharmaceutical suppliers, payors and other third parties. We must continue to provide management, accounting, information and other services well. If we do not, we may have trouble continuing and improving relationships with third parties.


RISKS RELATING TO THE BUSINESS OF THE COMPANY

We may not be able to successfully affiliate with new physician groups or integrate the operations of new affiliations

     AOR has grown by affiliating with new physician groups and expanding the operations of existing affiliated physician groups. We intend to continue to pursue this growth strategy. Identifying appropriate physician groups and negotiating affiliations with them can be costly. We may not be able to affiliate with additional physician groups on desirable terms. We may encounter difficulties integrating the operations of additional physician groups. Our failure to successfully integrate newly affiliated physician groups could harm us.


Our development of new cancer centers could be delayed or result in serious liabilities

     Another growth strategy of AOR is to develop integrated cancer centers. The development of integrated cancer centers is subject to a number of risks, including obtaining regulatory approval, delays that often accompany construction of facilities and environmental liabilities that attach to operating cancer centers. Any failure or delay in successfully building and operating integrated cancer centers or in avoiding liabilities from operations could seriously harm the Company.


Loss of revenues by our affiliated physician groups could decrease the Company's revenues

     AOR's revenue depends on revenue generated by affiliated physician groups. Loss of revenue by the affiliated physician groups could seriously harm the Company. It is possible that our affiliated physician groups will not be able to maintain successful medical practices.


If a significant number of physicians leaves our affiliated practices, the Company could be seriously harmed

     Each of our affiliated practices enters into employment agreements with its physicians. We and our affiliated practices try to maintain such contracts. However, if a significant number of physicians terminate their relationships with our affiliated practices, the Company could be seriously harmed.


Our affiliated practices may be unable to enforce noncompetition provisions with departed physicians

     Most of the employment agreements between the affiliated practices and their physicians include a clause that prevents the physician from competing with the practice for a period after termination of employment. We cannot predict with certainty whether a court will enforce the noncompetition covenants of the affiliated practices. If practices are unable to enforce the noncompetition provisions of their employment agreements, the Company could be seriously harmed.


If our physician groups terminated their management agreements, we would be seriously harmed

     Our affiliated physician groups may attempt to terminate their management agreements. If any of our larger groups were to succeed in such a termination, we could be seriously harmed. We are aware that some physician groups have attempted to end or restructure their affiliations with other practice management companies when they do not have a contractual right to do so. Such groups argue that their affiliations violate some aspect of health care law. For example, some physician groups affiliated with other physician practice management companies have claimed that the management fee arrangements violate federal or state prohibitions on splitting fees with physicians. If our affiliated physicians or practices were able to successfully make such an argument, the effect on our affiliations could harm us.

Loss of revenue by affiliated physician groups caused by the cost containment efforts of third-party payors could seriously harm us

     Loss of revenue by affiliated physician groups caused by the cost containment efforts of third-party payors could seriously harm us. Physician groups typically bill various third-party payors, such as governmental programs like Medicare and Medicaid, private insurance plans and managed care plans, for the health care services provided to their patients. These third-party payors negotiate the prices charged for medical services and supplies to lower the cost of health care services and products paid for by them. Third-party payors also try to influence legislation to lower costs. Reimbursement rates for pharmaceuticals have a major impact on our affiliated practices. Third-party payors can also deny reimbursement for medical services and supplies if they determine that a treatment was not appropriate. Our affiliated practices' also derive a significant portion of their revenues from governmental programs. Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation.


Managed care and capitation can adversely impact our business

     A loss in revenues, or a failure to contain costs, by our affiliated practices under managed care and capitated arrangements could cause our revenues to be substantially diminished. Under capitation arrangements, health care providers do not receive a fee for each medical service provided but instead receive an aggregate fee for treating a defined population of patients. As a result, health care providers bear the risk that the costs of providing medical services to the determined population will exceed the payments received. The ability of the providers to effectively manage the per patient costs affects profitability. Although the majority of the revenues of our affiliated practices come from non-capitated services, we expect capitated arrangements to become a bigger part of our business in the future.


We could become subject to costly insurance regulations

     The Company and its affiliated physician groups may enter into capitation contracts with managed care organizations. The Company and our affiliated groups would assume risk in connection with providing healthcare services under these arrangements. If we or our affiliated groups are considered to be in the business of insurance as a result of entering into these capitation arrangements, we and our affiliated groups could become subject to a variety of regulatory and licensing requirements applicable to insurance companies that could harm the Company.


If our operations are deemed by regulators not to comply with applicable regulations, or if restrictive new regulations are passed, we may be seriously harmed

     There can be no assurance that a review of our business or our affiliated physician groups by courts or by regulatory authorities would not result in determinations that could seriously harm our operations. Further, the health care regulatory environment could change and restrict our existing operations or potential for expansion. The health care industry is highly regulated. We believe our businesses and the practices of our affiliated physician groups operate in material compliance with these regulations. However, the relationships between us and our affiliated physician groups are unique. Many aspects of these relationships have not been subject to judicial or regulatory interpretation. There are currently several federal and state initiatives designed to amend regulations relating to health care. However, we cannot predict whether any such initiatives will be enacted as legislation or, if enacted, what their form, effective dates or impact on us will be.


Our business, and the business of our affiliated practices, could be harmed by competition with other businesses

     Our business, and the business of our affiliated practices, could be harmed by competition with other businesses. The business of providing health care related services and facilities is very competitive. Many competitors manage oncology practices, and several health care companies with longer operating histories and more resources are currently providing at least some management services to oncologists. There are also other companies with substantial resources that may decide to enter the cancer management business. Furthermore, our revenues depend on the continued success of our affiliated physician groups. The physician groups face competition from several sources, including sole practitioners, single- and multi-specialty groups, hospitals and managed care organizations.

Our success depends on our key personnel, and we may not be able to hire enough qualified personnel to meet our hiring needs

     We will be harmed if we cannot hire and retain suitable executives and other personnel. We believe that our success will depend on continued employment of our executive management team. If one or more members of our management team become unable or unwilling to continue in their present positions, we could be harmed.


We and our affiliated practices may become subject to harmful lawsuits

     Successful malpractice or products liability claims asserted against the physician groups or us could seriously harm us. We and our affiliated physician groups are at risk of malpractice and other lawsuits because they provide health care services to the public. In addition, managed care providers and physician practice management companies are increasingly subject to liability claims arising from physician compensation arrangements and other activities designed to control costs by reducing services. A successful claim on this basis against us or an affiliated physician group could harm us. Lawsuits, if successful, could result in damage awards in excess of the limits of our insurance coverage. Insurance against losses related to claims of this type is expensive and the cost varies widely from state to state. In addition, our affiliated physicians prescribe and dispense pharmaceuticals and, therefore, could be subject to products liability claims. We and our affiliated physician groups maintain liability insurance in amounts and coverages we consider appropriate.


Our computer systems and those of our key suppliers and service providers may not be year 2000 compliant, which may cause system failures and disruptions of operations

     Many existing computer programs use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 or earlier. The Year 2000 issue affects us in that our business is dependent on information technology, such as management information systems, financial and accounting systems, and other equipment systems that may have Y2K related problems. The failure of our information technology systems to be Year 2000 compliant could have a material adverse effect on our business, financial condition or results of operations. In addition, the noncompliance of any of our significant vendors, third-party or governmental payors could have a material adverse effect on our business, financial condition or results of operations. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers, governmental agencies (in particular, the agencies responsible for administering Medicare and Medicaid) and customers, we are unable to determine at this time whether the consequences of year 2000 failures will seriously harm us.


The amortization period for our intangible assets may be reduced, which would reduce our earnings

     In connection with our affiliations with physician practices, AOR records an intangible amount for the price paid for assets less the value of the tangible assets acquired. AOR has amortized, and we will continue to amortize, these intangible assets. This results in periodic non-cash charges to our earnings. During 1998, AOR shortened the amortization period of its intangible assets to 25 years. However, if the amortization period is successfully challenged by regulatory authorities or there is a change in accounting treatment for such intangibles, we would likely be required to reduce further the number of years that the intangibles are amortized against our earnings. This would increase the amount of amortization expense charged against earnings each year. This increased charge, while non-cash in nature, could significantly reduce our earnings and seriously harm our business. We expect these non-cash amortization charges to increase in the future as we continue our affiliation strategy. In the event that we determine that the value of the intangible assets related to any specific affiliation is impaired, we could be required to reduce the value of that asset, which would result in a charge to earnings.


Our stock price may fluctuate significantly, which may make it difficult to resell your shares when you want to at prices you find attractive

     The market price of AOR common stock has been highly volatile. This volatility may adversely affect the price of our common stock in the future. You may not be able to resell your shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. We anticipate that this volatility, which frequently affects the stock of health care service companies, will continue. Factors that could cause such volatility include:

  .    Our quarterly operating results,

  . Deviations in results of operations from estimates of securities analysts (which the Company neither endorses nor accepts the responsibility for such estimates),

  . General economic conditions or economic conditions specific to the health care services industry and

  .    Other developments affecting competitors or us.

     On occasion the equity markets, and in particular the markets for physician management company stocks, have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies' securities even though the fluctuations are often unrelated to the companies' operating performance.


Our shareholder rights plan and anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by third parties

     Our shareholder rights plan and anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by third parties. If the merger with PRN is effected, the combined company will have a staggered board of directors, with three classes each serving a staggered three-year term. This classification has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the members of the board of directors. If the merger with PRN is effected, the combined company's certificate of incorporation will also provide that stockholders may act only at a duly called meeting and that stockholders' meetings may not be called by stockholders. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the combined company. These provisions are intended to increase the likelihood of continuity and stability in our board of directors and in the policies formulated by them to discourage certain types of transactions that may involve an actual or threatened change of control of the Company, reduce our vulnerability to an unsolicited acquisition proposal and discourage certain tactics that may be used in proxy fights. However, these provisions could have the effect of discouraging others from making tender offers for our shares, and, as a consequence, they inhibit fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in the management of the Company.

     In addition, other provisions of the Company's certificate of incorporation and certain provisions of Delaware law may make it difficult to change control of the Company and to replace incumbent management. For example, the Company's certificate of incorporation permits the board of directors, without stockholder approval, to issue additional shares of common stock or to establish one or more classes or series of preferred stock with characteristics determined by the board. AOR has also adopted a shareholder rights plan, which would significantly inhibit the ability of another entity to acquire control of the Company through a tender offer or otherwise without the approval of the Company's board of directors. These provisions could limit the price that certain investors might be willing to pay in the future for shares of common stock.


We have not paid dividends and do not expect to in the future, which means that the value of our shares cannot be realized except through sale

     AOR has never declared or paid cash dividends. We currently expect to retain earnings for our business and do not anticipate paying dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying dividends, it is likely that the only opportunity to realize the value of our common stock will be through a sale of those shares. The decision whether to pay dividends on common stock will be made by the board of directors from time to time in the exercise of its business judgment. The Company is currently precluded from paying dividends by the terms of its credit facilities.

SUMMARY OF OPERATIONS BY QUARTER

     The following table represents unaudited quarterly results for 1998 and 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and that all adjustments are of a normal recurring nature. Results of operations for any particular quarter are not necessarily indicative of operations for a full year or predictive of future periods.

                                                        1998 QUARTER ENDED                       1997 QUARTER ENDED
                                            -----------------------------------------   -------------------------------------
                                             DEC 31     SEP 30     JUN 30     MAR 31    DEC 31    SEP 30    JUN 30    MAR 31
                                            --------   --------   --------   --------   -------   -------   -------   -------
                                                                 (In thousands, except per share data)
Net revenue..............................   $125,126   $118,263   $111,614   $100,949   $89,626   $82,293   $79,525   $70,396
Income from operations...................     15,962     14,964     15,662     14,041    12,468    11,513    11,343     9,889
Net income...............................      8,017      7,448      7,892      6,871     6,166     5,910     5,719     5,072
Net income per share-basic...............        .18        .15        .16        .14       .13       .13       .13       .11
Net income per share-diluted.............        .16        .15        .16        .14       .13       .12       .12       .11


LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily to enter into management services agreements with, and to purchase the nonmedical assets of, oncology medical practices. During 1998, the Company paid total consideration of $29.5 million in connection with affiliations with eleven physician groups, including cash and transaction costs of $14.5 million. During 1997, the Company paid total consideration of $101.7 million in connection with affiliations with thirteen physician groups, including cash and transaction costs of $33.2 million.

     To fund its growth and development, the Company has satisfied its transaction and working capital needs through debt and equity financings and borrowings under a $150 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank ("First Union"), as agent for the various lenders. In addition, as part of the Credit Facility the Company has a $75 million leasing facility that is related to its integrated cancer centers.

     During 1998, the Company borrowed $38 million, net, under the Credit Facility to fund medical practice transactions, the development of integrated cancer centers and the purchase of its common stock under the Company's stock repurchase program. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain ratios, restriction on sales, leases or other dispositions of properties, restrictions on other indebtedness and on the payment of dividends. The Company's management services agreements and the capital stock of the Company's subsidiaries are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants, with additional capacity under the Credit Facility of $46 million at December 31, 1998.

     The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations. While the obligation of the affiliated practice groups to pay these fees is unsecured, the Company is entitled to purchase the accounts receivable of the practice for an amount that is net of such management fee. Since the Company typically effects these purchases frequently, the amounts due to the Company from its affiliated physician groups and to such groups from the Company are each short-term obligations.

     Cash provided by operating activities was $37.7 million in 1998, an
increase of $4.3 million, or 12.9%, from 1997.   The increase was due to higher
profitability offset by changes in working capital. Cash used in investing activities was $36.7 million in 1998, compared to $54.6 million in 1997. This decrease was attributable to a lower level of medical practice transactions in 1998. Cash provided by financing activities was $4.7 million in 1998 compared to $22.8 million in 1997. This decrease was due to a lower level of medical practice transactions in 1998 offset by increased repayments of other indebtedness and increased purchases of the Company's Common Stock. Repurchased shares of Common Stock are used primarily to fulfill commitments for delivery of the Company's Common Stock under medical practice transactions.

     At December 31, 1998, the Company had working capital of $87.0 million, including cash and equivalents of $10.6 million. The Company had $84.6 million of current liabilities, including $14.7 million of long-term indebtedness maturing before December 31, 1999. The Company's accounts receivable and accounts payable have increased significantly during the past several years with the growth of its business. The Company has not experienced, however, any significant change in the quality of its accounts receivable and, as a result, its increasing working capital has resulted in greater liquidity. The Company currently expects that its principal use of funds in the near future will be in connection with future transactions with oncology groups, the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers. The Company expects that cash generated from operations and amounts available under the Credit Facility will be adequate to satisfy the Company's cash requirements for the next 12 months, without giving effect to the AOR-PRN merger.

     The Company is currently negotiating an amendment and restatement of its Credit Facility that would be effective upon the closing of the merger with PRN. It is anticipated that, effective upon consummation of the AOR-PRN merger, the Credit Facility will provide for borrowings of $200 million to $250 million (including a sub-facility maturing in 364 days). The Company's $75 million leasing facility would remain in place. In connection with the negotiation of the amended and restated Credit Facility, the Company has noted that the credit market for physician practice management companies has significantly weakened; fewer lenders are willing to lend to the Company at rates historically available to it. Although the Company currently believes it will be able to secure the proposed financing under the amended and restated Credit Facility, there can be no assurance it will be able to do so on favorable terms. If the Company is unable to secure additional financing in the future, its ability to pursue its growth strategy of affiliating with oncology groups and constructing cancer centers may be adversely impacted.


YEAR 2000 ISSUE

     The "Year 2000 problem" describes computer programs that use two rather than four digits to define the applicable year, and thus cannot distinguish between the year 1900 and the year 2000. These programs are present in the Company's computer systems and are incorporated into equipment. The Company's computer hardware and software, building infrastructure components (e.g., alarm systems and HVAC systems) and medical equipment (e.g., linear accelerators, which are used to provide radiation therapy) that are date sensitive may contain programs with the Year 2000 problem. If uncorrected, the problem could result in computer system and program failure or equipment malfunctions that could disrupt business operations.

     Project. AOR has divided its Year 2000 Project into six phases: development, awareness, assessment, remediation, validation and implementation. In connection with AOR's Year 2000 Project, the Company is assessing information technology software and hardware, medical equipment, third-party payors and third-party suppliers. The Company's strategy also includes development of contingency plans to address potential disruption of operations arising from the Year 2000 problem.

     Information Systems. The Company recognizes that investment in information systems and state-of-the-art medical equipment is integral to its operations. The majority of the Company's technology expenditures for 1998 and 1999 relates to the development and implementation of a clinical information system. This system provides an interactive electronic format for capturing the spectrum of patient care and creates an electronic medical record. This system is believed to be Year 2000 compliant. The costs of the clinical information system are expected to be capitalized and amortized over the life of the asset.

     In 1994, the Company began a project to replace the existing practice management systems (billing and collection systems) with a common system to improve efficiency and consistency among its affiliated practices. This practice management system is beginning to be implemented in the first quarter of 1999. Any remaining practice management systems not replaced by the new system during the first half of 1999 are expected to be Year 2000 compliant by March 1999. The Company will complete the testing of these systems in its Year 2000 test facility by June 1999. Costs to upgrade the practice management systems that are not converted to the common system would be expensed; however, such costs are not expected to be material.

     In 1996, the Company's management incorporated a business strategy to accommodate the rapid growth of its operations. One component of this strategy was the investment in developing an integrated financial system throughout its network of affiliated physicians. This financial system is believed to be Year 2000 compliant and has been implemented in two locations. The Company intends to complete the implementation of this financial system throughout its network of affiliated physicians by mid-1999. The costs incurred to date in developing such a financial system have been capitalized through the initial implementation date.

  Medical Equipment. The Company has reviewed the Year 2000 readiness of the linear accelerators and associated equipment used in the affiliated radiation oncology practices. The suppliers of the medical equipment have certified that, with minor upgrades, these systems will be Year 2000 compliant. These systems will be upgraded during the first and second quarters of 1999. The Company is in the process of evaluating the Year 2000 compliance of other clinical equipment at this time and expects to complete this process by mid-1999. Any such costs to upgrade equipment will be expensed.

  Third-Party Payors. The Company bills and collects for medical services from numerous third party payors in operating its business. These third parties include fiscal intermediaries on behalf of the Medicare program, as well as insurance companies, HMOs and other private payors. As part of the Company's Year 2000 strategy, a comprehensive survey has been sent to all significant payors to assess their timeline for Year 2000 compliance and the impact to the Company. The Company is in the process of assembling and analyzing these questionnaires.

  Third-Party Suppliers. The Company is currently evaluating third party vendors of medical supplies and pharmaceuticals in order to determine whether their services and products will be interrupted or malfunction due to the Year 2000 problem. The Company's pharmaceutical ordering system is a proprietary system developed by a third party vendor and is utilized under the Company's purchasing contract with such vendor. This relationship has been identified and prioritized as the most critical in the vendor evaluation process. The third party vendor is currently upgrading its pharmaceuticals purchase ordering system at no cost to the Company. The upgraded software is expected to be certified as Year 2000 compliant by the vendor and is scheduled for implementation by the second quarter of 1999.

  Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party payors and third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its payors and suppliers.

  Costs. The Company estimates that total costs to be incurred in the execution of its Year 2000 Project are approximately $4.1 million, including approximately $600,000 relating to laboratory and medical equipment upgrades and replacements. The Company estimates that approximately $2.3 million of the costs will be capitalized and amortized over the useful life of the assets.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. Among these risks is the market risk associated with interest rate movements on outstanding debt. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures.

  The Company's borrowings under the Credit Facility and subordinated notes due to affiliated physicians contain an element of market risk from changes in interest rates. The Company manages this risk, in part, through the use of interest rate swaps, as explained in Note 4 of the Company's Consolidated Financial Statements. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes.

  For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

  To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 1998. The market values that result from these computations are compared with the market values of these financial instruments at December 31, 1998. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Consolidated Financial Statements, which appears in page 24 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III


ITEM 10.    DIRECTORS OF THE REGISTRANT


     The Proxy Statement issued in connection with the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Election of AOR Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

     The Proxy Statement issued in connection with the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Compensation of Executive Officers" information required by Item 11 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement issued in connection with the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Beneficial Ownership of AOR Common Stock" information required by Item 12 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement issued in connection with the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions with AOR" information required by Item 13 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.


PART IV



ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are files as a part of this report:
     1.  Financial Statements:  See Item 8 of this report
     2.  Financial Statement Schedules:  See Item 8 of this report
     3.  Exhibit Index

   Exhibit
     No.                            Description
   -------                          -----------

     2.1 Agreement and Plan of Merger by American Oncology Resources, Inc., Diagnostic Acquisition, Inc. and Physician Reliance Network, Inc. (filed as an Exhibit to the Form 8-K filed with the Securities and Exchange Commission on December 15, 1998)

     3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Form 10-Q for the period ended June 30, 1997)

     3.2 By-Laws of the Company, as amended (incorporated by reference from Form 10-Q for the period ended June 30, 1997)

     4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

     10.1 Third Amended and Restated Loan Agreement among the Company and First Union National Bank, as agent (filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

     10.2 Participation Agreement among AOR Synthetic Real Estate, Inc., the Company, First Union National Bank and the other parties identified therein (filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

     10.3 Credit Agreement among the Company, First Security Bank, First Union National Bank and the other parties identified therein (filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

     10.4 Chief Executive Officer Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference)

     10.5 Everson Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference)

     10.6 Non-Employee Director Stock Option Plan (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

     10.7 Amendment to Non-Employee Director Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and incorporated herein by reference)

     10.8 Key Employee Stock Option Plan, as amended (filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-30057) and incorporated herein by reference)

     10.9 Amendment to Key Employee Stock Option Plan (filed as Exhibit B to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and incorporated herein by reference)

     10.10 Affiliate Stock Option Plan (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference)

     10.11 Severance Agreement, effective as of November 6, 1998, between the Company and Larry D. Gray.

     21.1     Subsidiaries of the Registrant

     23.1     Consent of Independent Accountants

     27       Financial Data Schedule


(b)  Reports on Form 8-K.

          On December 15, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the execution of an Agreement and Plan of Merger with Physician Reliance Network, Inc. ("PRN"). Pursuant to the Agreement and Plan of Merger and subject to the terms and conditions set forth therein, a wholly owned subsidiary of AOR will merge with and into PRN, with PRN surviving as a wholly owned subsidiary of AOR. At the effective time of the merger, each PRN shareholder will receive 0.94 shares of AOR common stock for each share of PRN common stock owned by such shareholder.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the three years ended December 31, 1998:

                                                              Page
                                                              ----
          Report of Independent Accountants................     25
          Consolidated Balance Sheet.......................     26
          Consolidated Statement of Operations.............     27
          Consolidated Statement of Stockholders' Equity...     28
          Consolidated Statement of Cash Flows.............     29
          Notes to Consolidated Financial Statements.......     30


Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of American Oncology Resources, Inc.

In our opinion, the consolidated financial statements listed in the index on page 24 present fairly, in all material respects, the financial position of American Oncology Resources, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ [Signature Appears Here]
PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 2, 1999

                       AMERICAN ONCOLOGY RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                                               December 31,
                                                                                           --------------------
                                                                                             1998        1997
                                                                                           --------    --------
                                     ASSETS
Current assets:
   Cash and equivalents.................................................................   $ 10,618    $  5,000
   Accounts receivable..................................................................    133,465      92,038
   Prepaids and other current assets....................................................     14,006      10,149
   Due from affiliated physician groups.................................................     13,527       7,904
                                                                                           --------    --------
      Total current assets..............................................................    171,616     115,091
Property and equipment:
   Land.................................................................................      2,229       2,229
   Computers and software...............................................................     21,891      11,617
   Equipment, furniture and fixtures....................................................     30,184      20,578
   Buildings and leasehold improvements.................................................     20,962      16,685
                                                                                           --------    --------
                                                                                             75,266      51,109
   Less  accumulated depreciation and amortization......................................    (21,776)    (12,545)
                                                                                           --------    --------
                                                                                             53,490      38,564
Management service agreements, net of accumulated amortization of $27,459 and $15,589...    333,705     326,295
Other assets............................................................................      4,321       3,943
                                                                                           --------    --------
                                                                                           $563,132    $483,893
                                                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term notes payable............................................................    $      -    $ 14,011
   Current maturities of long-term indebtedness........................................      14,708       8,628
   Accounts payable....................................................................      48,207      38,870
   Due to affiliated physician groups..................................................       1,799         289
   Accrued compensation costs..........................................................       4,381       2,783
   Accrued interest payable............................................................       4,408       2,804
   Income taxes payable................................................................       1,467           8
   Other accrued liabilities...........................................................       9,662       3,834
                                                                                           --------    --------
     Total current liabilities.........................................................      84,632      71,227
Deferred income taxes..................................................................      10,973       8,956
Long-term indebtedness.................................................................     173,140     139,716
                                                                                           --------    --------
     Total liabilities.................................................................     268,745     219,899
                                                                                           --------    --------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
   Series A Preferred Stock, $.01 par value, 500,000 shares authorized and reserved, none issued and outstanding
   Common Stock, $.01 par value, 80,000,000 shares authorized, 32,749,222 and
    29,721,754 shares issued and 32,373,922 and 29,721,754 shares outstanding..........         328         297
   Additional paid-in capital..........................................................     148,425     138,381
   Common stock to be issued, 15,540,928 and 17,937,752 shares.........................      70,643      74,757
   Treasury stock 375,300 shares.......................................................      (3,696)          -
   Retained earnings...................................................................      78,687      50,559
                                                                                           --------    --------
     Total stockholders' equity........................................................     294,387     263,994
                                                                                           --------    --------
Commitments and contingencies (Notes 3, 4, 6, and 8)...................................           -           -
                                                                                           --------    --------
                                                                                           $563,132    $483,893
                                                                                           ========    ========

         The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)


                                             Year Ended December 31,
                                          ------------------------------
                                            1998        1997        1996
                                            ----        ----        ----
Revenue................................   $455,952    $321,840    $205,460
                                          --------    --------    --------
Operating expenses:
  Pharmaceuticals and supplies.........    207,930     144,890      85,210
  Practice compensation and benefits...     86,136      61,296      41,350
  Other practice costs.................     51,769      35,090      23,495
  General and administrative...........     26,201      21,174      14,095
  Depreciation and amortization........     23,287      14,177       9,343
                                          --------    --------    --------
                                           395,323     276,627     173,493
                                          --------    --------    --------
Income from operations.................     60,629      45,213      31,967
Other income (expense):
  Interest income......................        222         348       1,062
  Interest expense.....................    (12,096)     (8,715)     (4,307)
                                          --------    --------    --------
Income before income taxes.............     48,755      36,846      28,722
Income taxes...........................     18,527      13,979      11,072
                                          --------    --------    --------

Net income                                $ 30,228    $ 22,867    $ 17,650
                                          ========    ========    ========
Net income per share - basic...........   $   0.63    $   0.50    $   0.40
                                          ========    ========    ========
Shares used in per share calculations
- basic................................     48,293      45,571      44,228
                                          ========    ========    ========

Net income per share - diluted.........   $   0.61    $   0.48    $   0.37
                                          ========    ========    ========

Shares used in per share calculations
- diluted..............................     49,845      48,100      47,549
                                          ========    ========    ========

         The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                (IN THOUSANDS)


                                        Common Stock             Additional       Common       Treasury
                                     ------------------------      Paid-In       Stock to        Stock       Retained
                                      Shares        Par Value      Capital       Be Issued       Cost        Earnings       Total
                                     -------        --------     ----------     -----------    ---------    ----------    ----------

Balance at December 31, 1995......    27,477          $275         $133,242        $46,018                    $11,645      $191,180

Medical practice transactions
 value of 2,313,250 shares
 to be issued.....................                                                  15,312                                   15,312
Purchase of 1,110,500 shares
 of Treasury Stock................                                                              $(9,414)                     (9,414)

Delivery of 112,440 shares of
 Common Stock to be issued
 from Treasury....................                                     (555)          (105)         884          (224)
Exercise of options to purchase
 Common Stock.....................       892             9            1,116                                                   1,125
Tax benefit from exercise of non-
 qualified stock options..........                                    6,001                                                   6,001
Net income........................                                                                             17,650        17,650
                                     -------        ------         --------        -------       ------       -------      --------

Balance at December 31, 1996......    28,369           284          139,804         61,225       (8,530)       29,071       221,854

Medical practice transactions
 value of 3,066,859 shares
 to be issued.....................                                                  22,355                                   22,355

Purchase of 657,000 shares of
 Treasury Stock...................                                                               (6,418)                     (6,418)

Delivery of 1,650,064 shares of
 Common Stock to be issued
 from Treasury....................                                   (7,981)        (5,540)      14,900        (1,379)
Delivery of 941,825 shares from
 Issuance of Common Stock.........       942             9            3,274         (3,283)
Exercise of options to purchase
 Common Stock.....................       411             4            1,242                          48                       1,294
Tax benefit from exercise of non-
 qualified stock options..........                                    2,042                                                   2,042
Net income........................                                                                             22,867        22,867
                                     -------        ------         --------        -------       ------       -------      --------

Balance at December 31, 1997......    29,722           297          138,381         74,757                     50,559       263,994

Medical practice transactions
 value of 543,787 shares
 to be issued.....................                                                   4,541                                    4,541
Purchase of 1,232,500 shares of
 Treasury Stock...................                                                              (12,431)                    (12,431)

Delivery of 857,200 shares of
 Common Stock to be issued
 from Treasury....................                                   (4,147)        (2,488)       8,735        (2,100)
Delivery of 2,083,411 shares from
 Issuance of Common Stock.........     2,083            21            6,146         (6,167)
Exercise of options to purchase
 Common Stock.....................       944            10            2,515                                                   2,525
Tax benefit from exercise of non-
 qualified stock options..........                                    5,530                                                   5,530
Net income........................                                                                             30,228        30,228
                                     -------        ------         --------        -------       ------       -------      --------

Balance at December 31, 1998......    32,749          $328         $148,425        $70,643      $(3,696)      $78,687      $294,387
                                     =======        ======         ========        =======      =======       =======      ========

        The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                   Year Ended December 31,
                                                                                ----------------------------
                                                                                1998        1997        1996
                                                                                ----        ----        ----
Cash flows from operating activities:
  Net income...............................................................   $ 30,228    $ 22,867    $ 17,650
  Noncash adjustments:
     Depreciation and amortization.........................................     23,287      14,177       9,343
     Deferred income taxes.................................................      1,798       5,916       2,130
     Imputed interest on medical practice transactions.....................          -         248         122
  Cash provided (used), net of effects of medical practice transactions, by changes in:
     Accounts receivable...................................................    (38,774)    (26,392)    (24,084)
     Prepaids and other current assets.....................................     (3,799)     (4,342)     (2,088)
     Other assets..........................................................      5,581           -           -
     Accounts payable......................................................      7,278      22,064       1,670
     Due from/to affiliated physician groups...............................     (3,724)     (2,636)     (2,524)
     Income taxes payable..................................................      6,989       1,409       2,672
     Other accrued liabilities.............................................      8,802          71       2,068
                                                                              --------    --------    --------
       Net cash provided by operating activities...........................     37,666      33,382       6,959

Cash flows from investing activities:
  Sales of short-term investments..........................................          -           -      44,967
  Net acquisition of property and equipment................................    (22,550)    (22,538)    (10,030)
  Net payments in medical practice transactions............................    (14,473)    (33,228)    (46,221)
  Other....................................................................        316       1,188      (3,052)
                                                                              --------    --------    --------
       Net cash used by investing activities...............................    (36,707)    (54,578)    (14,336)

Cash flows from financing activities:
  Proceeds from Credit Facility............................................     46,000     142,000      23,000
  Repayment of Credit Facility.............................................     (8,000)    (99,000)          -
  Repayment of other indebtedness..........................................    (23,435)    (14,549)    (17,444)
  Debt financing costs.....................................................          -        (560)     (1,277)
  Proceeds from exercise of stock options..................................      2,525       1,294       1,125
  Purchase of Treasury Stock...............................................    (12,431)     (6,418)     (9,414)
                                                                              --------    --------    --------
       Net cash provided (used) by financing activities....................      4,659      22,767      (4,010)
                                                                              --------    --------    --------

Increase (decrease) in cash and equivalents................................      5,618       1,571     (11,387)
Cash and equivalents:
  Beginning of period......................................................      5,000       3,429      14,816
                                                                              --------    --------    --------
  End of period............................................................   $ 10,618    $  5,000    $  3,429
                                                                              ========    ========    ========
Interest paid..............................................................   $ 10,017    $  7,894    $  3,735
Taxes paid.................................................................      4,490       6,380       6,567
Noncash transactions:
  Tax benefit from exercise of non-qualified stock options.................      5,530       2,042       6,001
  Value of Common Stock to be issued in medical practice transactions......      4,541      22,355      15,312
  Delivery of Common Stock to be issued in medical practice
     transactions..........................................................     14,902      18,183         884
  Debt issued in medical practice transactions.............................      7,829      37,860      25,295
  Debt assumed in medical practice transactions............................        277       4,554         684
  Assets acquired under capital lease......................................      2,268           -           -


         The accompanying notes are an integral part of this statement.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     American Oncology Resources, Inc., a Delaware corporation (Company), is a cancer management company. The Company provides comprehensive management services under long-term agreements to oncology practices comprised of 358 physicians in 18 states at December 31, 1998. These practices provide a comprehensive range of medical services to cancer patients, integrating the multiple specialties of cancer care, including medical and gynecological oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation.

     Effective December 11, 1998, the Company entered into and the board of directors approved a definitive agreement to merge with Physician Reliance Network, Inc. (PRN), which provides management services to over 350 oncologists in 12 states. Under the terms of the agreement, holders of PRN common stock will receive a fixed ratio of 0.94 shares of the Company's common stock for each PRN share held. As a result, stockholders of the Company and PRN will each own approximately 50% of the combined company on a fully-diluted basis. The transaction is expected to be accounted for under the pooling of interests method and treated as a tax-free exchange. Closing of the transaction is anticipated in the second quarter of 1999, subject to stockholder approval of both companies, regulatory approval and other customary conditions. After consummation of the transaction, the Company's financial statements will be retroactively restated to combine the accounts of the Company and PRN for all periods presented using their historical basis.

     The following is a summary of the Company's significant accounting policies:

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

     On November 20, 1997, the Emerging Issues Task Force issued EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 requires the evaluation of all management contracts for purposes of determining the need for consolidating the physician
practice based on certain control characteristics.   The Company has determined
that all existing management contracts do not meet EITF 97-2 requirements for consolidation. As the Company has historically not consolidated its affiliated physician practices, the adoption of EITF 97-2 has no impact on the Company's financial statements.

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

Revenue recognition

     Substantially all of the Company's revenues represent the contractual fees earned under its long-term management services agreements with affiliated physician groups. Each management agreement provides for payment to the Company of a management fee, which typically includes all practice costs (other than amounts retained by physicians), a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied, a performance fee. The amount of the fixed fee is related to the size of the affiliation transaction and, as a result, varies significantly among the management service agreements. The percentage fee, where permitted by applicable law, is generally seven percent of the affiliated physician group's net revenue. Performance fees are specified amounts that are based on the profitability of the affiliated practice group. Management fees are not subject to adjustment with the exception that the fixed fee may be adjusted from time to time after the fifth year of the management agreement to reflect inflationary trends. The management service agreements permit the affiliated physician group to retain a specified amount (typically 23% of the group's net revenues) for physician salaries, and payment of such salaries is given priority over payment of the management fee. The affiliated physician group is also entitled to retain all profits of the practice after payment of the management fee to the Company.

Accounts Receivable

     The Company purchases the accounts receivable generated by affiliate physician groups from patient services rendered pursuant to the management services agreements. The accounts receivable are purchased at their net collectible value, after adjustment for contractual allowances and allowances for doubtful accounts. The Company is reimbursed by the affiliated physician groups for any purchased receivables that are deemed uncollectible following the Company's purchase. Thus, the Company does not have an allowance for doubtful accounts.

Property and equipment

     Property and equipment is stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of three to ten years for equipment, computers and software, and furniture and fixtures, of the lesser of ten years or the remaining lease term for leasehold improvements and of twenty years for buildings.

Management service agreements

     Management service agreements consist of the costs of purchasing the rights to manage oncology groups. Under the initial 40-year terms of the agreements, the affiliated physician groups have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. In the event an affiliated physician group breaches the agreement, or if the Company terminates with cause, the physician group is required to purchase all related tangible and intangible assets, including the unamortized portion of the management service agreement, at the then net book value. The Company amortized these costs over the 40-year term of the related management service agreement until July 1, 1998, when the Company changed its amortization period to 25 years on a prospective basis. The effect of the change during the current year is an increase of approximately $2.7 million in amortization expense, resulting in a reduction, applying the Company's effective tax rate, of diluted earnings per share by $0.03.

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


Fair value of financial instruments

     The Company's receivables, payables, prepaids and accrued liabilities are current and on normal terms and, accordingly, are believed by management to approximate fair value. Management also believes that subordinated notes issued to affiliated physicians approximate fair value when current interest rates for similar debt securities are applied. Management estimates the fair value of its bank indebtedness approximates its book value.


Earnings per share

     The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share", which requires the Company to disclose "basic" and "diluted" Earnings per share (EPS). The computation of basic earnings per share is based on a weighted average number of Common Stock and Common Stock to be issued shares outstanding during these periods. The Company includes Common Stock to be issued in both basic and diluted EPS as there are no foreseeable circumstances which would relieve the Company of its obligation to issue these shares. The computation of diluted earnings per share is based on the weighted average number of Common Stock and Common Stock to be issued shares outstanding during the periods as well as dilutive potential Common Stock calculated under the treasury stock method.

The following table summarizes the determination of shares used in per share calculations (in thousands):

                                                                        Year Ended December 31,
                                                                        ------------------------
                                                                        1998     1997      1996
                                                                        ----     ----      ----
Basic
  Outstanding at end of period:
     Common Stock....................................................   32,374   29,722    27,371
     Common Stock to be issued.......................................   15,541   17,938    17,463
                                                                        ------   ------    ------
                                                                        47,915   47,660    44,834
  Effect of weighting................................................      378   (2,089)     (606)
                                                                        ------   ------    ------
     Shares used in per share calculation............................   48,293   45,571    44,228
                                                                        ======   ======    ======
Diluted
  Outstanding at end of period:
     Common Stock....................................................   32,374   29,722    27,371
     Common Stock to be issued.......................................   15,541   17,938    17,463
                                                                        ------   ------    ------
                                                                        47,915   47,660    44,834
  Effect of weighting and assumed share equivalents for grants of stock options and issuances of stock at less than the weighted-
   average share price for the year..................................    1,930      440     2,715
                                                                        ------   ------    ------
     Shares used in per share calculation............................   49,845   48,100    47,549
                                                                        ======   ======    ======

Anti-dilutive stock options not included above.......................    1,609      713        30

Operating segments

     During 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" which requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluates performance based on six different product lines: medical oncology, radiation oncology, gynecological oncology, stem cell transplantation, diagnostic radiology, and clinical research. For 1998, 1997 and 1996, medical oncology was the only product line that exceeded the reporting thresholds of FAS 131. The Company, therefore, has used the aggregation criteria of FAS 131 and reports a single segment.


Comprehensive income

     During 1998, the Company adopted FASB Statement No. 130, "Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components. In addition to net income, comprehensive income is comprised of "other comprehensive income" which includes all charges and credits to equity that are not the result of transactions with owners of the Company's Common Stock. The Company's net income and comprehensive income were the same for each of the years-ended December 31, 1998, 1997 and 1996.


Accounting pronouncements for future adoption

     In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which is effective for the Company's financial statements as of and for the year ending December 31, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Management expects to implement FAS 133 for the year ended December 31, 2000 and does not expect such implementation to have a material effect on the Company's operations.


NOTE 2- REVENUE

     Medical service revenue for services to patients by the physician groups affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Medical service revenue of the affiliated physician groups is reduced by amounts retained by the physician groups under the Company's management service agreements to arrive at the Company's revenue.

The following presents the amounts included in the determination of the Company's revenues (in thousands):

                                                          Year Ended December 31,
                                                      -------------------------------
                                                        1998        1997       1996
                                                        ----        ----       ----
  Medical service revenue...........................   $601,997   $424,446   $269,380
  Amounts retained by affiliated physician groups...    146,045    102,606     63,920
                                                       --------   --------   --------

  Revenue...........................................   $455,952   $321,840   $205,460
                                                       ========   ========   ========

     In 1998 and 1997, none of the Company's affiliated physician groups provided more than 10% of revenues. In 1996, 11% of the Company's revenues were derived from one affiliated physician group, which was the only group that provided 10% or more of revenues.

     For the years ended December 31, 1998, 1997 and 1996, the affiliated physician groups derived approximately 34%, 33% and 33%, respectively, of their medical service revenue from services provided under the Medicare and state Medicaid programs and 47%, 47% and 45%, respectively from contractual, fee-for-service arrangements with managed care programs, none of which individually aggregated more than 10% of medical service revenue. The remaining 19%, 20% and 22%, respectively, was derived from various non-contracted fee-for-service payors. Capitation revenues were less than 1% of total medical service revenue in 1998, 1997 and 1996. Changes in the payor reimbursement rates, particularly Medicare due to its concentration, or affiliated physician groups' payor mix can materially and adversely affect the Company's revenues.

     The Company's accounts receivable are a function of medical service revenue of the affiliated physician group rather than the Company's revenue.
Receivables from the Medicare and state Medicaid programs are considered to have minimal credit risk, and no other payor comprised more than 10% of accounts receivable at December 31, 1998.

NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

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

                                           Year Ended December 31,
                                         ----------------------------
                                          1998       1997      1996
                                          ----       ----      ----
  Cash and transaction costs..........   $14,473   $ 33,228   $46,221
  Short-term and subordinated notes...     7,829     37,860    25,295
  Common Stock to be issued...........     4,541     22,355    15,312
  Liabilities assumed.................     2,687      8,252     3,794
                                         -------   --------   -------
  Total costs.........................   $29,530   $101,695   $90,622
                                         =======   ========   =======
  Number of practice affiliations             11         13        17

     In connection with three medical practice transactions occurring in 1997, the Company is contingently obligated to pay up to an additional $1.3 million in 1999, $334,000 of which was recorded as of December 31, 1998. The remainder of such liability, if any, will be recorded in the period in which the outcome of the contingency becomes probable. Any payment made will be allocated to the affiliated long-term management services agreement and will be amortized over the remaining life of that asset.


NOTE 4 - INDEBTEDNESS

Short-term notes payable

     Short-term notes payable bear interest at 7% and have original maturities of less than one year. The notes are payable to physicians with whom the Company entered into long-term management service agreements and relate to
medical practice transactions.   Short-term notes payable amounted to
$14,011,000 at December 31, 1997.  These notes were paid in 1998.


Long-term indebtedness

     The Company's long-term indebtedness consists of the following (in thousands):

                                               December 31,
                                           -------------------
                                             1998       1997
                                             ----       ----
  Subordinated notes....................   $ 80,611   $ 80,710
  Credit Facility.......................    104,000     66,000
  Capital lease obligations and other...      3,237      1,634
                                           --------   --------
                                            187,848    148,344
  Less - current maturities.............     14,708      8,628
                                           --------   --------
                                           $173,140   $139,716
                                           ========   ========

Subordinated notes

     The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into management service agreements. Substantially all of the notes outstanding at December 31, 1998 and 1997 bear interest at 7%, are due in installments through 2005 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective physician group can terminate the related management service agreement for cause.

Credit Facility

     The Company has a loan agreement and revolving credit/term facility (Credit Facility) with First Union National Bank (First Union) individually and as Agent for twelve additional lenders (Lenders), which was amended as of December 29, 1997 to improve certain terms and covenants. Under the terms of the agreement, the amount available for borrowing is $150 million through October 31, 2002. Proceeds of loans may be used to finance medical practice transactions, provide working capital or for other general corporate uses. At December 31, 1998, the Company had an outstanding balance of $104 million under the Credit Facility. The Company has classified this facility as long-term due to its ability and intent to maintain the borrowings past 1999.

     Borrowings under the Credit Facility are secured by capital stock of the Company's subsidiaries and all material contracts, including management service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) up to LIBOR plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as its prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of December 31, 1998, the weighted average interest rate on all outstanding draws was 5.8%.

     The Company is subject to restrictive covenants under the Credit Facility, including the maintenance of certain financial ratios. The agreement also limits certain activities such as incurrence of additional indebtedness, sales of assets, investments, capital expenditures, mergers and consolidations and the payment of dividends. Under certain circumstances, additional medical practice transactions may require First Union and the Lenders' consent. The proposed merger with PRN (Note 1) requires consent of the Lenders under the Credit Facility. The Company is actively negotiating with potential lenders to arrange for a new expanded Credit Facility and believes that such negotiations will provide for a five year agreement with terms equivalent to current market conditions.


Derivatives

     As of August 31, 1998, the Company entered into an interest rate swap agreement with a financial institution to reduce the impact of changes in interest rates on borrowings under the Credit Facility. The agreement effectively fixed the interest rate on variable rate debt at a rate of 5.93% per annum for notional principal amount of $80.0 million through August 30, 1999. The notional amount of the swap agreement is used to measure the principal amount upon which fixed rate interest is to be paid or received and does not represent the amount of exposure to credit loss. The use of this swap agreement had an insignificant impact on interest expense for the year ended December 31, 1998.


Capital lease obligations and other

     Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5%. At December 31, 1998 and 1997, the gross amount of assets recorded under the capital leases was $5.5 million and $3.2 million and the related accumulated amortization was $2.3 million and $1.9 million, respectively. Amortization expense is included with depreciation in the accompanying consolidated statement of operations. Total future capital lease payments are $2.9 million. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in medical practice transactions.


Maturities

     Future principle maturities of long-term indebtedness, including capital lease obligations, is $14,708,000 in 1999, $16,399,000 in 2000, $17,722,000 in
2001, $120,520,000 in 2002, $10,578,000 in 2003 and $7,921,000 thereafter.

NOTE 5 - INCOME TAXES

     The Company's income tax provision consists of the following (in thousands):

                                  Year Ended December 31,
                                ---------------------------
                                  1998     1997      1996
                                -------  --------   -------
  Federal:
     Current.................   $15,782    $8,137    $7,787
     Deferred................     1,656     4,592     1,914
  State:
     Current.................       947       896     1,155
     Deferred................       142       354       216
                                -------   -------   -------
                                $18,527   $13,979   $11,072
                                =======   =======   =======


      The difference between the effective income tax rate and the amount which would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998     1997   1996
                                                          -----    -----  -----
  Provision for income taxes at U.S. statutory rates...   35.0%   35.0%   35.0%
  State income taxes, net of federal benefit...........    3.0     3.0     3.5
                                                          ----    ----    ----
                                                          38.0%   38.0%   38.5%
                                                          ====    ====    ====

     Deferred income taxes are comprised of the following (in thousands):

                                           December 31,
                                        -----------------
                                         1998      1997
                                        -------    ------
  Deferred tax assets:
     Deferred rent...................   $     -   $  101
     Accrued expenses................       182       24
     Other...........................       386      175
                                        -------   ------
                                        $   568   $  300
                                        =======   ======
  Deferred tax liabilities:
     Management service agreements...   $ 9,679   $7,909
     Depreciation....................     1,799      457
     Prepaid expenses................        63      890
                                        -------   ------
                                        $11,541   $9,256
                                        =======   ======


NOTE 6 - STOCKHOLDERS' EQUITY

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

     On August 13, 1996, the Board of Directors of the Company authorized the purchase of up to 3,000,000 shares of the Company's Common Stock in public or private transactions. In 1998, 1997, and 1996, the Company purchased 1,232,500; 657,000; and 1,110,500 shares at aggregate costs of $12.4 million, $6.4 million and $9.4 million, respectively. Shares repurchased are used to satisfy commitments for the delivery of the Company's Common Stock from medical practice transactions.

     On May 16, 1996, the Board of Directors of the Company declared a two-for-one stock split of the Company's Common Stock which was paid on June 10, 1996 to stockholders of record on May 31, 1996. All references herein to the number of shares and per share amounts have been adjusted to reflect the effect of the split.

     As part of entering into long-term management services agreements with physician practices as described in Note 3, the Company has made nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Common Stock to be issued is shown as a separate component in stockholders' equity. The amounts, upon issuance of the shares, are reclassified to other equity accounts as appropriate.

     The shares of Common Stock to be issued at specified future dates were valued at a discount from the estimated fair value of a delivered share after considering all relevant factors, including normal discounts for marketability due to the time delay in delivery of the shares, estimates of the value of the respective management service agreements and proximate sales of Common Stock for cash. The Common Stock in the transactions is to be delivered under the terms of the respective agreements for periods up to seven years after the initial transaction date.

     For transactions completed through December 31, 1998, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of time are 6,087,796 in 1999, 4,641,523 in 2000, 1,822,306 in
2001, 2,078,837 in 2002, 703,477 in 2003 and 206,989 thereafter.


NOTE 7 - STOCK OPTIONS

     The Company's 1993 Key Employee Stock Option Plan, as amended, provides that employees may be granted options to purchase Common Stock. Total shares available for grant are limited to 10% of the outstanding common shares plus the shares to be issued to physician groups at specified future dates. Individual option vesting and related terms are determined by the Compensation Committee of the Board of Directors. However, the stock option plan provides that the options granted may be incentive options at an exercise price no less than fair value at the grant date or 85% of fair value in the case of nonqualified options. Option terms may not exceed ten years. Individual option grants vest ratably over time, generally five years. Effective November 7, 1996, the Board of Directors exchanged 626,100 options with exercise prices of $18.10 to $24.18 for new options with an exercise price of $8.79, which approximated fair value on the date of exchange.

     Under the terms of the Company's Chief Executive Officer Stock Option Plan and Agreement and the Everson Stock Option Plan and Agreement, two executives were granted 3,693,798 non-qualified options to purchase Common Stock with an exercise price effectively equal to the fair market value at the date of grant. The options vested on the date of the Company's initial public offering and expire between 2000 and 2003. The Company's ability to grant further options under these plans ceased on the date of the Company's initial public stock offering. At December 31, 1998, 1,818,428 Common Stock options with a weighted-average exercise price of $3.72 per share were outstanding and exercisable under the terms of these plans.

     The Company's 1993 Non-Employee Director Stock Option Plan provides that up to 200,400 options to purchase Common Stock can be granted. The options vest in 6 months or ratably over 4 years, have a term of 10 years and exercise prices effectively equal to the fair market value at the date of grant. As of December 31, 1998, 79,000 options were outstanding, all of which were vested and exercisable.

     The Company's 1993 Affiliate Stock Option Plan, as amended, provides that options to purchase up to 1,000,000 shares of Common Stock can be granted. Options under the plan have a term of 10 years. All individual option grants vest ratably over the vesting periods of 3 to 5 years. Effective November 7, 1996, the Board of Directors exchanged 61,500 options with exercise prices of $18.10 to $24.18 for new options with an exercise price of $8.79 which approximated fair value on the date of grant. Of the outstanding options to purchase shares of Common Stock granted under this plan, 773,500 were granted to physician employees of the affiliated physician groups and 46,200 were granted to other employees of the affiliated physician groups. In 1998 and 1997, the fair value of the options granted to non-employees was $8.48 and 8.21 per share, respectively. Compensation expense will be recognized over the respective vesting periods. Expense of $606,000 and $270,000 was recognized in 1998 and 1997, respectively.

     All of the Company's Common Stock options vest automatically upon a change in control of the Company, as defined in such stock option plans.



     The following summarizes the activity for all option plans:

                                                     Shares       Weighted
                                                   Represented     Average
                                                   by Options   Exercise Price
                                                   -----------  --------------
     Balance, December 31, 1995..................    5,786,000     $  5.14
     Granted.....................................    1,080,000       13.53
     Exercised...................................     (893,000)       1.70
     Canceled....................................   (1,154,000)      19.09
                                                    ----------
     Balance, December 31, 1996..................    4,819,000        4.30

     Granted.....................................    1,440,000       12.73
     Exercised...................................     (415,000)       3.14
     Canceled....................................     (135,000)      10.68
                                                     ---------

     Balance, December 31, 1997..................    5,709,000        6.36

     Granted.....................................    1,484,000       14.24
     Exercised...................................     (944,000)       2.87
     Canceled....................................     (257,000)      11.25
                                                     ---------
     Balance, December 31, 1998..................    5,992,000        $8.66
                                                     =========

The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                                     Options Outstanding                       Options Exercisable
                    ----------------------------------------------------   ----------------------------
                         Number        Weighted-Average     Weighted         Number        Weighted
   Range of           Outstanding         Remaining          Average       Exercisable      Average
Exercise Price        at 12/31/98      Contractual Life   Exercise Price   at 12/31/98   Exercise Price
-----------------   ----------------   ----------------   --------------   -----------   --------------
  $  1 to  3              1,129,000            2.8           $ 2.65         1,089,000        $ 2.65
     4 to  9              2,404,000            5.0             5.85         1,718,000          5.09
    10 to 14              1,466,000            9.2            13.01            56,000         10.60
    15 to 24                993,000            8.8            15.87           148,000         16.49
                          ---------                                         ---------
     1 to 24              5,992,000            6.3             8.66         3,011,000          4.87
                          =========                                         =========

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for fixed options granted to Company employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1998 and 1997 are as follows and includes compensation expense of $606,000 and $270,000, respectively (in thousands, except per share amounts):

                                                           Year Ended December 31,
                                                          ------------------------
                                                             1998         1997
                                                          ----------   -----------
                                                                (unaudited)
Pro forma net income......................                   $26,033      $21,102
Pro forma net income per share - basic....                   $  0.54      $  0.46
Pro forma net income per share - diluted..                   $  0.52      $  0.44

Options granted in 1998 and 1997 had weighted-average fair values of $8.46 and $9.11 per share, respectively. The fair value of each Common Stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants from all plans in 1998, 1997 and 1996:

                                         1998    1997    1996
                                         -----   -----   -----
     Expected life (years)............      5       5       5
     Risk-free interest rate..........    4.9%    5.2%    5.1%
     Expected volatility (post IPO)...     76%     81%     87%
     Expected dividend yield..........      0%      0%      0%


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     In December 1997, the Company entered into a $75 million master operating lease related to integrated cancer centers. Under the agreement, the lessor purchases the properties, pays for the construction costs and thereafter leases the facilities under operating leases to the Company. The initial term of the lease is for five years and can be renewed in one year increments if approved by the lessor. The Company provides the lessor with substantial residual value guarantees at the end of each facility lease and has purchase options at original cost on each property. Advances under the master lease agreement at December 31, 1998 were $32.3 million.

     The Company leases office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. Total future minimum lease payments, including escalation provisions and leases with entities affiliated with physician groups, are $15,184,000 in 1999, $13,243,000 in 2000, $12,001,000 in 2001, $9,773,000 in 2002, $9,031,000 in 2003, and $16,842,000
thereafter. Rental expense under noncancelable operating leases was $16,641,000 in 1998, $12,274,000 in 1997 and $8,565,000 in 1996.

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


NOTE 9 - RELATED PARTIES

     The Company receives a contractual management fee for providing management services to its affiliated physician groups. The Company also advances to its affiliated physician groups amounts needed for the purchase of pharmaceuticals and medical supplies necessary in the treatment of cancer. The advances are reflected on the Company's balance sheet as due from/to affiliated physician groups and are reimbursed to the Company as part of the management fee payable under in its management service agreements with its affiliated physician groups.

     The Company leases a portion of its medical office space and equipment, at rates which the Company believes approximate fair market value based upon an analysis of comparable office space in the geographic areas from entities affiliated with certain of the stockholders of physician groups affiliated with the Company. Payments under these leases were $3.7 million in 1998, $2.6 million in 1997, and $2.3 million in 1996 and total future commitments are $16.7 million.

     The subordinated notes are payable to the persons or entities which are also stockholders or holders of rights to receive Common Stock at specified future dates. Total interest expense to these parties was $5.8 million in 1998, $5.2 million in 1997, and $3.9 million in 1996.

     A director and a stockholder is of counsel and previously was a partner of a law firm utilized by the Company. The Company incurred $558,000, $584,000, and $651,000 for legal services provided by the firm in 1998, 1997 and 1996, respectively.

     Four of the Company's directors are practicing physicians with physician groups affiliated with the Company. In 1998, the physician groups in which these directors participate generated total medical service revenues of $94,467,000 of which $21,620,000 was retained by the groups and $72,847,000 was included in the Company's revenue. In 1997 and 1996, three of the Company's directors were practicing physicians with physician groups affiliated with the Company. In 1997, the three physician groups generated total medical service revenues of $40,378,000 of which $8,484,000 was retained by the groups and $31,894,000 was included in the Company's revenue. In 1996, the three physician groups generated total medical service revenues of $37,725,000 of which $8,218,000 was retained by the groups and $29,507,000 was included in the Company's revenue.


NOTE 10 - QUARTERLY FINANCIAL DATA

      The following table presents the Company's unaudited quarterly information (in thousands, except per share amounts):

                                       1998 Quarter Ended                        1997 Quarter Ended
                            -----------------------------------------   -------------------------------------
                             Dec 31     Sep 30     Jun 30     Mar 31    Dec 31    Sep 30    Jun 30    Mar 31
                             ------     ------     ------     ------    ------    ------    ------    ------
Revenue..................   $125,126   $118,263   $111,614   $100,949   $89,626   $82,293   $79,525   $70,396
Income from operations...     15,962     14,964     15,662     14,041    12,468    11,513    11,343     9,889
Net income...............      8,017      7,448      7,892      6,871     6,166     5,910     5,719     5,072
Net income per share
 (Basic).................       0.18       0.15       0.16       0.14      0.13      0.13      0.13      0.11
Net income per share
 (Diluted)...............       0.16       0.15       0.16       0.14      0.13      0.12      0.12      0.11

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    AMERICAN ONCOLOGY RESOURCES, INC.



                                    By: /s/ R. Dale Ross
                                       ---------------------------------------
                                       R. Dale Ross
                                       Chairman of the Board and
                                       Chief Executive Officer



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      Signature                         Title                          Date
      ---------                         -----                          ----

/s/ R. Dale Ross                Chairman of the Board,            March 23, 1999
--------------------------      Chief Executive Officer and
    R. Dale Ross                Director


/s/ Lloyd K. Everson, M.D.      President and Director            March 23, 1999
--------------------------
    Lloyd K. Everson, M.D.


/s/ L. Fred Pounds              Vice President of Finance,        March 23, 1999
--------------------------      Chief Financial Officer and
    L. Fred Pounds              Treasurer


/s/ Russell L. Carson           Director                          March 23, 1999
--------------------------
    Russell L. Carson


/s/ James E. Dalton             Director                          March 23, 1999
--------------------------
    James E. Dalton


                                Director                          March 23, 1999
--------------------------
    Kyle M. Fink, M.D.


                                Director                          March 23, 1999
--------------------------
    Stanley Marks, M.D.


/s/ Richard B. Mayor            Director                          March 23, 1999
--------------------------
    Richard B. Mayor


/s/ Magaral S. Murali, M.D.     Director                          March 23, 1999
--------------------------
    Magaral S. Murali, M.D.


/s/ Robert A. Ortenzio          Director                          March 23, 1999
--------------------------
    Robert A. Ortenzio


/s/ Edward E. Rogoff, M.D.      Director                          March 23, 1999
--------------------------
    Edward E. Rogoff, M.D.