Form 10-K405/A
period 1998-12-31
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1999-04-30
CIK 943061

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                         ----------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None
================================================================================

        The registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 1998, as set forth on the pages attached hereto:

        Item 10. Directors and Executive Officers of the Registrant
        Item 11. Executive Compensation
        Item 12. Security Ownership of Certain Beneficial Owners and Management
        Item 13. Certain Relationships and Related Transactions

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The following sets forth certain information concerning each of the directors of the Company.

            Name                                 Age       Director Since
           -----                                 ---       --------------
R. Dale Ross..................................   52        December 1992
Russell L. Carson.............................   55        December 1992
James E. Dalton...............................   56             May 1998
Lloyd K. Everson, M.D. .......................   56        November 1993
Kyle M. Fink, M.D. ...........................   56        December 1992
Stanley A. Marks, M.D. .......................   51             May 1998
Richard B. Mayor..............................   65        February 1993
Magaral S. Murali, M.D. ......................   55           April 1994
Robert A. Ortenzio............................   42        December 1992
Edward E. Rogoff, M.D. .......................   56            July 1995

    R. Dale Ross has been a Chairman of the Board of Directors and Chief Executive Officer of AOR since December 1992. From April 1990 until joining AOR, Mr. Ross was self-employed. From December 1982 until April 1990, Mr. Ross was employed by HMSS, Inc., a home infusion therapy company. Mr. Ross founded HMSS, Inc. and served as its President and Chief Executive Officer and as a director.

    Russell L. Carson has been a director of AOR since December 1992. Since 1978, Mr. Carson has been a general partner of Welsh, Carson, Anderson & Stowe, an investment partnership. Mr. Carson is a director of Quorum Health Group, Inc.

    James E. Dalton has served on AOR's Board of Directors since May 1998. Mr. Dalton has served as President, Chief Executive Officer and a director of Quorum Health Group, Inc. since 1990. Prior to joining Quorum, Mr. Dalton served as regional vice president with HealthTrust, Inc., as division vice president of Hospital Corporation of American ("HCA") and as regional vice president with HCA Management Company. Prior to joining HCA, he held management positions with American MediCorp, Inc., Humana, Inc. and hospitals in Virginia and West Virginia. He serves on the board of directors of the Nashville Branch of the Federal Reserve Bank of Atlanta, AmSouth Bank, Housecall Medical Resources, Inc. and the Nashville Health Care Council. Mr. Dalton is a Fellow of the American College of Healthcare Executives and is on the board of directors and past chairman of the Federation of American Health Systems.

    Lloyd K. Everson, M.D. has served on AOR's Board of Directors since November 1993. Dr. Everson received his medical degree from Harvard Medical School and his oncology training at Memorial Sloan Kettering National Cancer Institute. He is board certified in medical oncology. Prior to joining the Company, Dr. Everson served as the Medical Director for the Indiana Regional Cancer Center and was President of LKE Consulting Services. Dr. Everson has published widely in the field of oncology and is a member of numerous professional associations, including the American Society of Clinical Oncology, Association of Community Cancer Centers and the American College of Physicians. He also has served as President of the Association of Community Cancer Centers and as Associate Chairman for Community Programs for the Eastern Cooperative Oncology Group.

    Kyle M. Fink, M.D. has served on AOR's Board of Directors since December 1992. Dr. Fink obtained his medical degree from Indiana University and his oncology training at Memorial Sloan Kettering National Cancer Institute. He is board certified in medical oncology. Since 1975, Dr. Fink has been a practicing physician and member of Hematology Oncology Associates, an oncology group in Denver, Colorado that is affiliated with the Company. Dr. Fink has served on numerous board and professional societies, and has been a member of the Board of Directors of Presbyterian St. Luke's Medical Center in Denver, Colorado since 1991.

    Stanley A. Marks, M.D. has been a director of AOR since May 1998. Dr. Marks obtained his medical degree from the University of Pittsburgh School of Medicine and additional training at Peter Bent Brigham Hospital, Harvard Medical School and Sidney Farber Cancer Center. Dr. Marks is a member of numerous professional societies, including the American Society of Hematology and the American Society of Clinical Oncology. Dr. Marks is a practicing physician in Pittsburgh, Pennsylvania with Oncology-Hematology Associates, a physician group affiliated with AOR since April 1995.

    Richard B. Mayor has been a director of AOR since February 1993. Mr. Mayor was a partner in the Houston law firm of Mayor, Day, Caldwell & Keeton, L.L.P. from its formation in February 1982 until December 1998. Since January 1999 he has been Of Counsel to such firm. Mayor, Day, Caldwell & Keeton, L.L.P. serves as outside legal counsel to AOR.

    Magaral S. Murali, M.D. has served on AOR's Board of Directors since April 1994. Dr. Murali obtained his medical degree from Madras Medical College, Madras, India, and his hematology/oncology training at Long Island Jewish/Hillside Medical Center and Catholic Medical Center. He is board certified in hematology and medical oncology. Since 1978, Dr. Murali has been a practicing physician affiliated with Oncology and Hematology Associates, a physician group affiliated with the Company in Indianapolis, Indiana.

    Robert A. Ortenzio has been a director of AOR since December 1992. Mr. Ortenzio has been President and Chief Operating Officer of Select Medical Corporation since February 1997. Prior to that time, Mr. Ortenzio was a co-founder and president of Continental Medical Systems, Inc., a provider of comprehensive medical rehabilitation programs and services, and a director of Horizon/CMS Healthcare Corporation, and served in various capacities at Continental Medical Systems, Inc. since February 1986. Mr. Ortenzio is currently a director of Concetra Managed Care, Inc. and Centennial Healthcare Corp.

    Edward E. Rogoff, M.D. has been a director of AOR since July 1995. Dr. Rogoff obtained his medical degree from the State University of New York, Downstate Medical School, and his training in radiation oncology from Memorial Sloan Kettering Cancer Center. He is board certified in radiation oncology. Since 1978, Dr. Rogoff has been affiliated with Southwest Radiation Oncology, Ltd., an oncology group in Tucson, Arizona managed by AOR since January 1995. Dr. Rogoff is a member of numerous professional societies including American Society of Therapeutic Radiology and Oncology and the American Society of Clinical Oncology.

    Pursuant to General Instruction G (3), certain information concerning the executive officers of the Company is included in Part I of this Form 10-K under the caption "Executive Officers."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Under the federal securities laws, the Company's directors, executive officers and any person holding more than ten percent of the outstanding common stock are required to report their beneficial ownership of AOR common stock to the Company and the SEC. Specific due dates for these reports have been established by regulation, and the Company is required to report any failure to file by these dates during 1998. The Company believes that all directors, officers and ten percent holders are current in their filings with respect to 1998. In making these statements, the Company has relied on the written representations of its directors, officers and ten percent holders and copies of reports that they have filed with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

   The following tables set forth (i) the aggregate amount of remuneration paid by the Company for the three fiscal years ended December 31, 1998 to the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer, (ii) the number of shares of the Company's common stock that are subject to options granted to such individuals during the last fiscal year and the hypothetical value thereof assuming specified annual rates of AOR common stock price appreciation, and (iii) the amount realized upon the exercise of stock options during the last fiscal year and the value at the end of the last fiscal year of all stock options held by such individuals.


                           SUMMARY COMPENSATION TABLE


                                                       Annual       Long Term
                                                    Compensation   Compensation
                                                  ---------------- ------------
                                                                    Securities
                                           Fiscal                   Underlying
                                            Year   Salary   Bonus    Options
Name and Principal Position                ------  ------  ------- ------------
---------------------------
R. Dale Ross..............................  1998  $438,900 $     0   100,000
  Chairman of the Board, Chief Executive
   Officer                                  1997  $399,000 $     0   200,000
  and Director                              1996  $350,000 $     0         0

Lloyd K. Everson, M.D.....................  1998  $368,362 $     0    75,000
  President and Director                    1997  $334,875 $     0   175,000
                                            1996  $293,750 $     0         0

L. Fred Pounds............................  1998  $302,485 $     0    50,000
  Vice President of Finance, Treasurer and
   Chief                                    1997  $274,986 $     0   100,000
  Financial Officer                         1996  $239,119 $     0         0

David S. Chernow..........................  1998  $220,000 $     0    50,000
  Chief Development Officer                 1997  $200,000 $     0   100,000
                                            1996  $135,000 $42,800    60,000

R. Allen Pittman..........................  1998  $166,676 $40,000    50,000
  Vice President of Corporate Services      1997  $151,524 $     0     5,000
                                            1996  $142,947 $43,565    44,000

               OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1998

                                                                      Potential Realizable Value
                                                                      at Assumed Annual Rates of
                                                                       Stock Price Appreciation
                                       Individual Grants                    for Option Term
                          ------------------------------------------- ---------------------------
                          Number of   % of Total  Exercise
                          Securities   Options     Price
                          Underlying  Granted to    Per
                           Options   Employees in  Share   Expiration
          Name             Granted   Fiscal Year    (1)       Date         5%           10%
------------------------  ---------- ------------ -------- ---------- ------------ --------------
R. Dale Ross............   100,000       11.0%     $14.61   5/14/08   $    918,820 $    2,328,460
Lloyd K. Everson, M.D...    75,000        9.3%     $14.61   5/14/08   $    689,115 $    1,746,345
L. Fred Pounds..........    50,000        5.5%     $14.61   5/14/08   $    459,410 $    1,164,230
David S. Chernow........    50,000        5.5%     $14.61   5/14/08   $    459,410 $    1,164,230
R. Allen Pittman........    50,000        5.5%     $14.61   5/14/08   $    459,410 $    1,164,230

--------
(1) The exercise price per share for each option granted in 1998 is the market value of the Company's common stock as of the date such option was granted, as determined in accordance with the applicable stock option plan.

         1998 OPTION EXERCISES AND DECEMBER 31, 1998 OPTION VALUE TABLE

                                                Number of Securities
                                               Underlying Unexercised     Value of Unexercised
                           Shares              Options at Fiscal Year    In-the-Money Options at
                          Acquired                       End               Fiscal Year End(1)
                             on      Value    ------------------------- -------------------------
          Name            Exercise  Realized  Exercisable Unexercisable Exercisable Unexercisable
          ----            -------- ---------- ----------- ------------- ----------- -------------
R. Dale Ross............  400,000  $5,974,953  1,858,428     260,000    $19,766,423  $        0
Lloyd K. Everson, M.D...  200,000  $2,475,000    332,864     215,000    $ 2,927,120  $        0
L. Fred Pounds..........  115,000  $1,381,575    257,973     233,429    $ 2,640,832  $1,107,528
David S. Chernow........   35,000  $  319,212     24,242     174,000    $   118,269  $  611,510
R. Allen Pittman........   20,000  $  283,300     30,600      88,400    $   230,849  $  251,904

--------
(1) Based upon a closing price of the Company's common stock on December 31, 1998, as reported by The Nasdaq Stock Market, of $14.56 per share.

401(k) Plan

   Effective January 1, 1994, the Company adopted a 401(k) plan covering substantially all employees who have completed at least 1,000 hours of service. The Company's 401(k) Plan is administered by the Company and permits covered employees to contribute up to 15% of their annual compensation up to the maximum legally allowable contribution per year, as adjusted for inflation, through salary reduction on a pre-tax basis in accordance with Section 401(k) of the Code. Company contributions to the Company's 401(k) Plan are permitted, but are not required. No contributions have been made by the Company to date.

Indemnification of Officers and Directors

   The Company's certificate of incorporation provides that no director of the Company shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemptions or repurchases as provided in Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. The effect of these provisions is to eliminate the rights of the Company and its stockholders (through stockholders' derivative suits on behalf of the Company) to recover monetary damages against a director for breach of fiduciary duty as a director (including breaches resulting from grossly negligent behavior), except in the situations described above. The SEC has taken the position that the provision will have no effect on claims arising under federal securities laws.

   The Company's bylaws provide that the Company will indemnify its directors and officers to the fullest extent permissible under Delaware law. These indemnification provisions require the Company to indemnify such persons against certain liabilities and expenses to which they may become subject by reason of their service as a director or officer of the Company or any of its affiliated enterprises. The provisions also set forth certain procedures, including the advancement of expenses, that apply in the event of a claim for indemnification.

Compensation of Directors

   For 1998, directors who were not employed by the Company received a fee of $3,500 per fiscal quarter plus an additional $1,500 per meeting attended. In addition, each director who was not employed by the Company received a grant of options to purchase 3,000 shares of AOR common stock, except for James E. Dalton and Stanley M. Marks, M.D., who were elected as directors of the Company for the first time during 1998, each of whom was granted options to purchase 5,000 shares of AOR common stock. All such options were granted pursuant to the 1993 Non-Employee Director Stock Option Plan. In addition, each Company director received an additional grant of options to purchase 1,000 shares of AOR common stock for each committee to which the director was appointed. The Company also reimburses directors for their travel and out-of-pocket expenses incurred in attending board or committee meetings.

Compensation Committee Interlocks and Insider Participation

   During 1998, the compensation committee of the Board of Directors was comprised of Russell L. Carson (Chairman), Robert A. Ortenzio and, starting in May 1998, James E. Dalton, none of whom has ever been an employee of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of April 28, 1999 (or such other date indicated below) by (i) each owner of more than 5% of such common stock, (ii) each director of the Company, (iii) certain executive officers of the Company, including the Chief Executive Officer and the four most highly compensated officers other than the Chief Executive Officer who were serving as officers at December 31, 1998, and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities and persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named below on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each of the individuals or entities named in the table below is the principal executive offices of the Company.


                             Number of
                               Shares                             Number of AOR
                             (including                              options
                              options                               currently
                              included            Percentage      exercisable or
                             in column          of Beneficial      exercisable
           Name                  3)               Ownership       within 60 days
           ----              ----------     --------------------- --------------
R. Dale Ross...............   1,878,428             5.0%            1,878,428
Lloyd K. Everson, M.D......     392,166             1.1%              347,864
David S. Chernow...........      60,373               *                58,242
R. Allen Pittman...........      45,600               *                45,600
L. Fred Pounds.............     362,779             1.0               333,492
Russell L. Carson..........   1,861,157(1)          5.3                 7,000
James E. Dalton, Jr........       7,000               *                 7,000
Kyle M. Fink, M.D..........     509,258             1.4%                7,000
Stanley M. Marks, M.D......     116,796(2)            *                 5,000
Richard B. Mayor...........     102,454               *                32,000
Magaral S. Murali, M.D.....     459,574              1.3%               7,000
Robert A. Ortenzio.........      53,007(3)            *                 7,000
Edward E. Rogoff, M.D......     133,735(4)            *                10,000
Welsh, Carson, Anderson &
 Stowe.....................   1,452,154(5)          4.1%                    0
T. Rowe Price Associates,
 Inc.......................   2,526,071(6)          7.1%                    0
  100 E. Pratt Street
  Baltimore, Maryland 21202
Brown Investment Advisory &
 Trust Company.............   2,255,942(7)          6.4%                    0
  19 South Street
  Baltimore, Maryland 21202
Putnam Investments, Inc....   2,192,900(8)          6.2%                    0
  One Post Office Square
  Boston, Massachusetts
   02109
All executive officers and
 directors as a group (15
 persons)..................   6,223,643            16.3%            2,920,834

--------
 *Less than one percent.
 (1) Includes 1,452,154 shares owned by Welsh, Carson, Anderson & Stowe V, L.P. Mr. Carson disclaims beneficial ownership of such shares that exceed his pecuniary interest therein. Includes 4,000 shares held by family trusts. Mr. Carson disclaims beneficial ownership of such shares.
 (2) Does not include 116,326 shares of AOR common stock that Dr. Marks has the right to receive from AOR for no additional consideration on April 1, 2000.
 (3) Excludes 48,588 shares of AOR common stock with respect to which Mr. Ortenzio has a remainder interest.
 (4) Includes 20,000 shares held by the Miked Profit Sharing Plan, of which Dr. Rogoff is a trustee and beneficiary. Excludes 218,180 shares of AOR common stock Dr. Rogoff is entitled to receive on January 31, 2000 for no additional consideration.
 (5) Welsh, Carson, Anderson & Stowe's address is: 1 World Financial Center, Suite 3601, New York, New York 10281. Includes 1,452,154 shares owned by Welsh, Carson, Anderson & Stowe V, L.P. Mr. Carson disclaims beneficial ownership of such shares that exceed his pecuniary interest therein.
 (6) Ownership as of December 31, 1998, as indicated on a Schedule 13-G filed with the Securities and Exchange Commission. The Schedule 13-G discloses that such person has sole voting power with respect to 492,571 of such shares and sole dispositive power with respect to all such shares and does not have shared voting or dispositive power with respect to any such shares.
 (7) Ownership as of December 31, 1998, as indicated on a Schedule 13-G filed with the Securities and Exchange Commission. Includes 1,717,058 shares of AOR common stock owned by Brown Advisory Incorporated, a wholly owned subsidiary of Brown Investment Advisory & Trust Company. The Schedule 13-G discloses that such persons together have sole voting power with respect to 2,193,242 of such shares, and no voting power with respect to any other shares.
 (8) Ownership as of December 31, 1998, as indicated on a Schedule 13-G filed with the Securities and Exchange Commission. Includes 1,658,100 shares beneficially owned by Putnam Investment Management, Inc., and 534,800 shares beneficially owned by The Putnam Advisory Company. The Schedule 13-G discloses that such persons do not have sole voting or dispositive power with respect to any such shares, such persons together share dispositive power with respect to all of such shares and The Putnam Advisory Company has shared voting power with respect to 426,800 such shares.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company does not believe that any of the transactions described below were made on terms less favorable to the Company than those that would have been available from unaffiliated parties and does not anticipate entering into transactions with affiliated parties in the future on terms less favorable than those that would be available from unaffiliated parties.

   Dr. Fink, a director of the Company, is a practicing physician with Hematology Oncology Associates ("HOA"), a physician group affiliated with the Company since November 1992. During 1998, the Company recognized revenue of approximately $18,920,000 from HOA. In addition, the Company leases office space from an entity affiliated with Dr. Fink. Payments under this lease were approximately $534,000 in 1998.

   Dr. Marks, a director of the Company, is a practicing physician with Oncology-Hematology Associates, a physician group affiliated with the Company since April 1995. During 1998, the Company recognized revenue of approximately $30,940,000 from Oncology-Hematology Associates.

   Dr. Murali, a director of the Company, is a practicing physician with Oncology and Hematology Associates, Inc., a physician group affiliated with the Company since April 1994. During fiscal 1998, the Company recognized revenue of approximately $16,940,000 from Oncology and Hematology Associates, Inc.

   Dr. Rogoff, a director of the Company, is a practicing physician with Southwestern Radiation Oncology, Ltd., a physician group affiliated with the Company since January 1995. During fiscal 1998, the Company recognized revenue of $5,851,000 from Southwestern Radiation Oncology Ltd. In addition, the Company leases office space from an entity affiliated with Dr. Rogoff. Payments under this lease were approximately $215,000 in 1998.

   Richard B. Mayor, a director of the Company, is Of Counsel to Mayor, Day, Caldwell & Keeton, L.L.P., the Company's principal outside legal counsel.

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 29TH DAY OF APRIL, 1999.


                                    AMERICAN ONCOLOGY RESOURCES, INC.



                                    By: /s/ L. Fred Pounds
                                       ---------------------------------------
                                       L. Fred Pounds
                                       Vice President of Finance,
                                       Chief Financial Officer and Treasurer