Form 10-K405/A
period 1998-12-31
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1999-05-07
CIK 943061

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A-2
                         ----------------------------

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

     Identifying appropriate physician groups and proposing, negotiating and implementing economically attractive affiliations with them is a lengthy, complex and costly process, typically requiring three to six months. In connection with affiliating with an oncology group, the Company enters into a management agreement with the group and purchases the group's nonmedical assets. In consideration of these arrangements, the Company typically pays cash and promissory notes and agrees to deliver shares of its Common Stock at specified future dates (typically on the third through fifth anniversaries of the closing date). The Company's obligation to deliver its shares is unconditional and is not contingent on any physician remaining employed by a physician group or the physician group's continued affiliation with the Company. In addition, each affiliated physician enters into an employment agreement with the physician group. The Company believes that the delivery of shares on a delayed basis, the Company's affiliation structure and the compensation formulas defined in the management agreements all serve to align the long-term interests of the affiliated physicians with those of the Company.

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

     The amount of the fixed fee is related to the size of the affiliated physician group and the consideration delivered in connection with the affiliation transaction and, as a result, varies significantly among the management service agreements. The percentage fee, where permitted by applicable law, is generally seven percent of the affiliated physician group's net revenue. Performance fees are paid after payment of all practice expenses, physician compensation and the other management fees and, where permitted by state law, are approximately 50% of the residual profitability of the physician group. Management fees are not subject to adjustment, with the exception that the fixed fee may be adjusted from time to time after the fifth year of the management agreement to reflect inflationary trends. The management service agreements permit the affiliated physician group to retain a specified amount (typically 23% of the group's net revenues) for physician salaries, and payment of such salaries is given priority over payment of the management fee. The affiliated physician group is also entitled to retain all profits of the practice after payment of the management fee to the Company. As a result of this arrangement, the Company benefits from increases in the affiliated group's net revenue but maintains the incentive to control its expenses.

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

                                                             Year Ended December 31,
                                           -----------------------------------------------------------
                                             1998        1997        1996         1995        1994
                                           --------    --------    --------      ------      -------
                                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue.................................   $455,952    $321,840    $205,460        $99,174    $20,410
Operating expenses:
 Pharmaceuticals and supplies...........    207,930     144,890      85,210         35,763      7,575
 Practice compensation and benefits.....     86,136      61,296      41,350         19,766      4,001
 Other practice costs...................     51,769      35,090      23,495         12,032      2,258
 General and administrative.............     26,201      21,174      14,095          9,406      4,367
 Depreciation and amortization..........     23,287      14,177       9,343          4,655        746
                                           --------    --------    --------        -------    -------
                                            395,323     276,627     173,493         81,622     18,947
                                           --------    --------    --------        -------    -------
Income from operations..................     60,629      45,213      31,967         17,552      1,463
Interest income.........................        222         348       1,062          2,007        143
Interest expense........................    (12,096)     (8,715)     (4,307)        (3,690)      (237)
Other, net..............................                                             1,600(1)
                                           --------    --------    --------        -------    -------
Income before taxes.....................     48,755      36,846      28,722         17,469      1,369
Income taxes............................     18,527      13,979      11,072          5,852        126
                                           --------    --------    --------        -------    -------
Net income..............................   $ 30,228    $ 22,867    $ 17,650        $11,617    $ 1,243
                                           ========    ========    ========        =======    =======
Net income per share basic..............   $   0.63    $   0.50    $   0.40        $  0.33    $  0.08
                                           ========    ========    ========        =======    =======
Shares used in per share computations -
 basic..................................     48,293      45,571      44,228         35,559     15,926
                                           ========    ========    ========        =======    =======
Net income per share diluted............   $   0.61    $   0.48    $   0.37        $  0.30    $  0.07
                                           ========    ========    ========        =======    =======
Shares used in per share computations -
 diluted................................     49,845      48,100      47,549         39,318     16,995
                                           ========    ========    ========        =======    =======

                                                                   December 31,
                                             ---------------------------------------------------------
                                               1998       1997            1996        1995      1994
                                             --------   --------        --------    --------   -------
                                                                    (in thousands)
 BALANCE SHEET DATA:
     Working capital......................   $ 82,016   $ 43,864        $ 42,972    $ 59,724   $ 6,653
     Management service agreements, net...    338,673    326,295         240,034     164,522    40,444
     Total assets.........................    568,100    483,893         339,400     272,359    55,709
     Long-term debt (2)...................    173,140    139,716          81,707      44,190    18,703
     Stockholders' equity.................    294,387    263,994         221,854     191,180    30,977

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

    Lloyd K. Everson, M.D. has served on AOR's Board of Directors since November 1993. Dr. Everson received his medical degree from Harvard Medical School and his oncology training at Memorial Sloan Kettering National Cancer Institute. He is board certified in medical oncology. Prior to joining the Company, Dr. Everson served as the Medical Director for the Indiana Regional Cancer Center and was President of LKE Consulting Services. Dr. Everson has been published widely in the field of oncology and is a member of numerous professional associations, including the American Society of Clinical Oncology, Association of Community Cancer Centers and the American College of Physicians. He also has served as President of the Association of Community Cancer Centers and as Associate Chairman for Community Programs for the Eastern Cooperative Oncology Group.

    Kyle M. Fink, M.D. has served on AOR's Board of Directors since December, 1992. Dr. Fink obtained his medical degree from Indiana University and his oncology training at Memorial Sloan Kettering National Cancer Institute. He is board certified in medical oncology. Since 1975, Dr. Fink has been a practicing physician and member of Hematology Oncology Associates, an oncology group in Denver, Colorado that is affiliated with the Company. Dr. Fink has served on numerous board and professional societies, and has been a member of the Board of Directors of Presbyterian St. Luke's Medical Center in Denver, Colorado since 1991.

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

                           SUMMARY COMPENSATION TABLE

                                                       Annual       Long Term
                                                    Compensation   Compensation
                                                  ---------------- ------------
                                                                    Securities
                                           Fiscal                   Underlying
                                            Year   Salary   Bonus    Options
Name and Principal Position                ------  ------  ------- ------------
R. Dale Ross..............................  1998  $438,900 $     0   100,000
  Chairman of the Board, Chief Executive
   Officer                                  1997  $399,000 $     0   200,000
  and Director                              1996  $350,000 $     0         0

Lloyd K. Everson, M.D.....................  1998  $368,362 $     0    75,000
  President and Director                    1997  $334,875 $     0   175,000
                                            1996  $293,750 $     0         0

L. Fred Pounds............................  1998  $302,485 $     0    50,000
  Vice President of Finance, Treasurer and
   Chief                                    1997  $274,986 $     0   100,000
  Financial Officer                         1996  $239,119 $     0         0

David S. Chernow..........................  1998  $220,000 $     0    50,000
  Chief Development Officer                 1997  $200,000 $     0   100,000
                                            1996  $135,000 $42,800    60,000

R. Allen Pittman..........................  1998  $166,676 $40,000    50,000
  Vice President of Corporate Services      1997  $151,524 $     0     5,000
                                            1996  $142,947 $43,565    44,000


               OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1998

                                                                      Potential Realizable Value
                                                                      at Assumed Annual Rates of
                                                                       Stock Price Appreciation
                                       Individual Grants                    for Option Term
                          ------------------------------------------- ---------------------------
                          Number of   % of Total  Exercise
                          Securities   Options     Price
                          Underlying  Granted to    Per
                           Options   Employees in  Share   Expiration
          Name             Granted   Fiscal Year    (1)       Date         5%           10%
------------------------  ---------- ------------ -------- ---------- ------------ --------------
R. Dale Ross............   100,000       11.0%     $14.61   5/14/08   $    918,820 $    2,328,460
Lloyd K. Everson, M.D...    75,000        8.3%     $14.61   5/14/08   $    689,115 $    1,746,345
L. Fred Pounds..........    50,000        5.5%     $14.61   5/14/08   $    459,410 $    1,164,230
David S. Chernow........    50,000        5.5%     $14.61   5/14/08   $    459,410 $    1,164,230
R. Allen Pittman........    50,000        5.5%     $14.61   5/14/08   $    459,410 $    1,164,230

--------
(1) The exercise price per share for each option granted in 1998 is the market value of the Company's common stock as of the date such option was granted, as determined in accordance with the applicable stock option plan.

         1998 OPTION EXERCISES AND DECEMBER 31, 1998 OPTION VALUE TABLE

                                                Number of Securities
                                               Underlying Unexercised     Value of Unexercised
                           Shares              Options at Fiscal Year    In-the-Money Options at
                          Acquired                       End               Fiscal Year End(1)
                             on      Value    ------------------------- -------------------------
          Name            Exercise  Realized  Exercisable Unexercisable Exercisable Unexercisable
          ----            -------- ---------- ----------- ------------- ----------- -------------
R. Dale Ross............  400,000  $5,974,953  1,858,428     260,000    $19,716,423  $        0
Lloyd K. Everson, M.D...  200,000  $2,475,000    332,864     215,000    $ 2,927,120  $        0
L. Fred Pounds..........  115,000  $1,381,575    257,973     233,439    $ 2,640,832  $1,107,528
David S. Chernow........   35,000  $  319,212     24,242     174,000    $   118,269  $  611,510
R. Allen Pittman........   20,000  $  283,300     30,600      88,400    $   230,849  $  251,904

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following tables set forth information with respect to the beneficial ownership of the Company's common stock as of April 28, 1999 (or such other date indicated below) by (i) each owner of more than 5% of such common stock, (ii) each director of the Company, (iii) certain executive officers of the Company, including the Chief Executive Officer and the four most highly compensated officers other than the Chief Executive Officer who were serving as officers at December 31, 1998, and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities and persons named in the tables has sole voting and investment power with respect to all shares of common stock beneficially owned. For purposes of these tables, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named below on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each of the individuals or entities named in the tables below is the principal executive offices of AOR .


                             Number of
                               Shares                             Number of AOR
                             (including                              options
                              options                               currently
                              included            Percentage      exercisable or
                             in column          of Beneficial      exercisable
           Name                  3)               Ownership       within 60 days
           ----              ----------     --------------------- --------------
R. Dale Ross...............   1,878,428             5.3%            1,878,428
Lloyd K. Everson, M.D......     392,166(1)          1.1               347,864
David S. Chernow...........      60,373               *                58,242
R. Allen Pittman...........      45,600               *                45,600
L. Fred Pounds.............          --               *               333,492
Russell L. Carson..........   1,861,157(2)          5.6                 7,000
James E. Dalton, Jr........       7,000               *                 7,000
Kyle M. Fink, M.D..........     509,258             1.5                 7,000
Stanley M. Marks, M.D......      70,266(3)            *                 5,000
Richard B. Mayor...........     102,454               *                32,000
Magaral S. Murali, M.D.....     135,684(4)            *                 7,000
Robert A. Ortenzio.........      53,007(5)            *                 7,000
Edward E. Rogoff, M.D......     131,335(6)            *                 7,600
Welsh, Carson, Anderson &
 Stowe.....................   1,452,154(7)          4.3                     0
T. Rowe Price Associates,
 Inc.......................   2,526,071(8)          7.6%                    0
  100 E. Pratt Street
  Baltimore, Maryland 21202
Brown Investment Advisory &
 Trust Company.............   2,255,942(9)          6.7%                    0
  19 South Street
  Baltimore, Maryland 21202
Putnam Investments, Inc....   2,192,900(10)         6.6%                    0
  One Post Office Square
  Boston, Massachusetts
   02109
All executive officers and
 directors as a group (15
 persons)..................   5,831,823            15.9             2,903,434

--------
 *Less than one percent.
 (1) Includes 38,302 shares owned by the Lloyd K. Everson Profit Sharing Plan.
 (2) Includes 1,452,154 shares owned by Welsh, Carson, Anderson & Stowe V, L.P. Mr. Carson disclaims beneficial ownership of such shares that exceed his pecuniary interest therein. Includes 4,000 shares held by family trusts. Mr. Carson disclaims beneficial ownership of such shares.
 (3) Does not include 46,530 shares and 116,326 shares of AOR common stock that Dr. Marks has the right to receive from AOR for no additional consideration on April 1, 1999 and April 1, 2000, respectively.
 (4) Does not include 323,890 shares of AOR common stock Dr. Murali is entitled to receive on April 1, 1999 for no additional consideration.
 (5) Excludes 48,588 shares of AOR common stock with respect to which Mr. Ortenzio has a remainder interest.
 (6) Includes 20,000 shares held by the Miked Profit Sharing Plan, of which Dr. Rogoff is a trustee and beneficiary. Excludes 218,180 shares of AOR common stock Dr. Rogoff is entitled to receive on January 31, 2000 for no additional consideration.
 (7) Welsh, Carson, Anderson & Stowe's address is: 1 World Financial Center, Suite 3601, New York, New York 10281. Includes 1,452,154 shares owned by Welsh, Carson, Anderson & Stowe V, L.P. Mr. Carson disclaims beneficial ownership of such shares that exceed his pecuniary interest therein.
 (8) Ownership as of December 31, 1998, as indicated on a Schedule 13-G filed with the Securities and Exchange Commission. The Schedule 13-G discloses that such person has sole voting power with respect to 492,571 of such shares and sole dispositive power with respect to all such shares and does not have shared voting or dispositive power with respect to any such shares.
 (9) Ownership as of December 31, 1998, as indicated on a Schedule 13-G filed with the Securities and Exchange Commission. Includes 1,717,058 shares of AOR common stock owned by Brown Advisory Incorporated, a wholly owned subsidiary of Brown Investment Advisory & Trust Company. The Schedule 13-G discloses that such persons together have sole voting power with respect to 2,193,242 of such shares, and no voting power with respect to any other shares.
(10) Ownership as of December 31, 1998, as indicated on a Schedule 13-G filed with the Securities and Exchange Commission. Includes 1,658,100 shares beneficially owned by Putnam Investment Management, Inc., and 534,800 shares beneficially owned by The Putnam Advisory Company. The Schedule 13-G discloses that such persons do not have sole voting or dispositive power with respect to any such shares, such persons together share dispositive power with respect to all of such shares and The Putnam Advisory Company has shared voting power with respect to 426,800 such shares.


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

   Dr. Fink, a director of the Company, is a practicing physician with Hematology Oncology Associates ("HOA"), a physician group affiliated with AOR since November 1992. During 1998, the Company recognized revenue of approximately $18,920,000 from HOA. In addition, the Company leases office space from an entity affiliated with Dr. Fink. Payments under this lease were approximately $534,000 in 1998.

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

   Dr. Rogoff, a director of the Company, is a practicing physician with Southwestern Radiation Oncology, Ltd., a physician group affiliated with AOR since January 1995. During fiscal 1998, the Company recognized revenue of $5,851,000 from Southwestern Radiation Oncology Ltd. In addition, AOR leases office space from an entity affiliated with Dr. Rogoff. Payments under this lease were approximately $215,000 in 1998.

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

     3.2 By-Laws of the Company, as amended (incorporated by reference from Form 10-Q for the period ended June 30, 1997)

     4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

     10.1 Third Amended and Restated Loan Agreement among the Company and First Union National Bank, as agent (filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

     10.2 Participation Agreement among AOR Synthetic Real Estate, Inc., the Company, First Union National Bank and the other parties identified therein (filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

     10.3 Credit Agreement among the Company, First Security Bank, First Union National Bank and the other parties identified therein (filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

     10.4 Chief Executive Officer Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference)

     10.5 Everson Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference)

     10.6 Non-Employee Director Stock Option Plan (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

     10.7 Amendment to Non-Employee Director Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and incorporated herein by reference)

     10.8 Key Employee Stock Option Plan, as amended (filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-30057) and incorporated herein by reference)

     10.9 Amendment to Key Employee Stock Option Plan (filed as Exhibit B to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and incorporated herein by reference)

     10.10 Affiliate Stock Option Plan (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference)

     10.11 Severance Agreement, effective as of November 6, 1998, between the Company and Larry D. Gray. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1998)

     21.1 Subsidiaries of the Registrant (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

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


/s/ [Signature Appears Here]
PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 2, 1999

                       AMERICAN ONCOLOGY RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                                               December 31,
                                                                                           --------------------
                                                                                             1998        1997
                                                                                           --------    --------
                                     ASSETS
Current assets:
   Cash and equivalents.................................................................   $ 10,618    $  5,000
   Accounts receivable..................................................................    133,465      92,038
   Prepaids and other current assets....................................................     14,006      10,149
   Due from affiliated physician groups.................................................     13,527       7,904
                                                                                           --------    --------
      Total current assets..............................................................    171,616     115,091
Property and equipment:
   Land.................................................................................      2,229       2,229
   Computers and software...............................................................     21,891      11,617
   Equipment, furniture and fixtures....................................................     30,184      20,578
   Buildings and leasehold improvements.................................................     20,962      16,685
                                                                                           --------    --------
                                                                                             75,266      51,109
   Less  accumulated depreciation and amortization......................................    (21,776)    (12,545)
                                                                                           --------    --------
                                                                                             53,490      38,564
Management service agreements, net of accumulated amortization of $27,459 and $15,589...    338,673     326,295
Other assets............................................................................      4,321       3,943
                                                                                           --------    --------
                                                                                           $568,100    $483,893
                                                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term notes payable............................................................    $      -    $ 14,011
   Current maturities of long-term indebtedness........................................      14,708       8,628
   Accounts payable....................................................................      48,207      38,870
   Due to affiliated physician groups..................................................       1,799         289
   Accrued compensation costs..........................................................       4,381       2,783
   Accrued interest payable............................................................       4,408       2,804
   Income taxes payable................................................................       6,435           8
   Other accrued liabilities...........................................................       9,662       3,834
                                                                                           --------    --------
     Total current liabilities.........................................................      89,600      71,227
Deferred income taxes..................................................................      10,973       8,956
Long-term indebtedness.................................................................     173,140     139,716
                                                                                           --------    --------
     Total liabilities.................................................................     273,713     219,899
                                                                                           --------    --------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
   Series A Preferred Stock, $.01 par value, 500,000 shares authorized and reserved, none issued and outstanding
   Common Stock, $.01 par value, 80,000,000 shares authorized, 32,749,222 and
    29,721,754 shares issued and 32,373,922 and 29,721,754 shares outstanding..........         328         297
   Additional paid-in capital..........................................................     148,425     138,381
   Common stock to be issued, 15,540,928 and 17,937,752 shares.........................      70,643      74,757
   Treasury stock 375,300 shares.......................................................      (3,696)          -
   Retained earnings...................................................................      78,687      50,559
                                                                                           --------    --------
     Total stockholders' equity........................................................     294,387     263,994
                                                                                           --------    --------
Commitments and contingencies (Notes 3, 4, 6, and 8)...................................           -           -
                                                                                           --------    --------
                                                                                           $568,100    $483,893
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

                       AMERICAN ONCOLOGY RESOURCES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                   Year Ended December 31,
                                                                                ----------------------------
                                                                                1998        1997        1996
                                                                                ----        ----        ----
Cash flows from operating activities:
  Net income...............................................................   $ 30,228    $ 22,867    $ 17,650
  Noncash adjustments:
     Depreciation and amortization.........................................     23,287      14,177       9,343
     Deferred income taxes.................................................      1,798       5,916       2,130
     Imputed interest on medical practice transactions.....................          -         248         122
  Cash provided (used), net of effects of medical practice transactions, by changes in:
     Accounts receivable...................................................    (38,774)    (26,392)    (24,084)
     Prepaids and other current assets.....................................     (3,799)     (4,342)     (2,088)
     Other assets..........................................................        613           -           -
     Accounts payable......................................................      7,278      22,064       1,670
     Due from/to affiliated physician groups...............................     (3,724)     (2,636)     (2,524)
     Income taxes payable..................................................     11,957       1,409       2,672
     Other accrued liabilities.............................................      8,802          71       2,068
                                                                              --------    --------    --------
       Net cash provided by operating activities...........................     37,666      33,382       6,959

Cash flows from investing activities:
  Sales of short-term investments..........................................          -           -      44,967
  Acquisition of property and equipment................................        (22,550)    (22,538)    (10,030)
  Net payments in medical practice transactions............................    (14,473)    (33,228)    (46,221)
  Other....................................................................        316       1,188      (3,052)
                                                                              --------    --------    --------
       Net cash used by investing activities...............................    (36,707)    (54,578)    (14,336)

Cash flows from financing activities:
  Proceeds from Credit Facility............................................     46,000     142,000      23,000
  Repayment of Credit Facility.............................................     (8,000)    (99,000)          -
  Repayment of other indebtedness..........................................    (23,435)    (14,549)    (17,444)
  Debt financing costs.....................................................          -        (560)     (1,277)
  Proceeds from exercise of stock options..................................      2,525       1,294       1,125
  Purchase of Treasury Stock...............................................    (12,431)     (6,418)     (9,414)
                                                                              --------    --------    --------
       Net cash provided (used) by financing activities....................      4,659      22,767      (4,010)
                                                                              --------    --------    --------

Increase (decrease) in cash and equivalents................................      5,618       1,571     (11,387)
Cash and equivalents:
  Beginning of period......................................................      5,000       3,429      14,816
                                                                              --------    --------    --------
  End of period............................................................   $ 10,618    $  5,000    $  3,429
                                                                              ========    ========    ========
Interest paid..............................................................   $ 10,017    $  7,894    $  3,735
Taxes paid.................................................................      4,490       6,380       6,567
Noncash transactions:
  Tax benefit from exercise of non-qualified stock options.................      5,530       2,042       6,001
  Value of Common Stock to be issued in medical practice transactions......      4,541      22,355      15,312
  Delivery of Common Stock to be issued in medical practice
     transactions..........................................................     14,902      18,183         884
  Debt issued in medical practice transactions.............................      7,829      37,860      25,295
  Debt assumed in medical practice transactions............................        277       4,554         684
  Assets acquired under capital lease......................................      2,268           -           -


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

Revenue recognition

     Substantially all of the Company's revenues represent the contractual fees earned and realizable under its long-term management services agreements with affiliated physician groups. Each management agreement provides for payment to the Company of a management fee, which typically includes all practice costs (other than amounts retained by physicians), a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied, a performance fee. The amount of the fixed fee is related to the size of the affiliation transaction and, as a result, varies significantly among the management service agreements. The percentage fee, where permitted by applicable law, is generally seven percent of the affiliated physician group's net revenue. Performance fees are paid after payment of all practice expenses, physician compensation and the other management fees and, where permitted by state law, are approximately 50% of the residual profitability of the physician group. Management fees are not subject to adjustment with the exception that the fixed fee may be adjusted from time to time after the fifth year of the management agreement to reflect inflationary trends. The management service agreements permit the affiliated physician group to retain a specified amount (typically 23% of the group's net revenues) for physician salaries, and payment of such salaries is given priority over payment of the management fee. The affiliated physician group is also entitled to retain all profits of the practice after payment of the management fee to the Company. The Company recognizes the management fees as revenue based upon the contractually-agreed amount of such fees, after taking into consideration the payment priority of physician compensation.

Accounts Receivable

     The Company purchases the accounts receivable generated by affiliated physician groups from patient services rendered pursuant to the management services agreements. The accounts receivable are purchased at their net collectible value, after adjustment for contractual allowances and allowances for doubtful accounts. The Company is reimbursed by the affiliated physician groups for any purchased receivables that are deemed uncollectible following the Company's purchase. Thus, the Company does not have an allowance for doubtful accounts. If any purchased accounts receivable are subsequently deemed uncollectible, then the affiliated physician group responsible for the receivables would reduce its revenue during the period in which the uncollectible amount is determined. Because the Company's management fee is based in part on the affiliated physician group's revenue, the reduction in revenue caused by the uncollectible accounts receivable would proportionally reduce the Company's management fee. The impact of such adjustments is typically not significant.

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

     Under the management services agreements, the Company is the exclusive provider of management services to its affiliated physician groups, providing facilities, management information systems, clinical research services, personnel management and strategic, financial and administrative services. Specifically, the Company, among other things, (i) prepares financial statements and operating and capital expenditure budgets, (ii) facilitates the purchase of pharmaceuticals and other supplies, (iii) performs clerical, accounting and computer service functions, (iv) organizes and manages clinical research trials and (v) assists in expanding the scope of services of the affiliated physician groups.

     Each management services agreement provides for the formation of a policy board, with equal representation from the Company and the affiliated physician group. The policy board meets periodically, approves those items having a significant impact on the affiliated physician group and develops the affiliated physician group's strategic initiatives. The two most significant items reviewed and approved by the policy board are the annual budget for the group and the addition of facilities, services or physicians. Each management services agreement provides a mechanism to adjust the Company's management fee if a change in law changes the underlying financial arrangement between the Company and the affiliated physician group. Each agreement also provides for binding arbitration to resolve disputes between the Company and the affiliated physician group.

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

Operating segments

     During 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" which requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluates performance based on six different product lines: medical oncology, radiation oncology, gynecological oncology, stem cell transplantation, diagnostic radiology, and clinical research. The Company is developing tracking systems for these product lines. Until the completion of the tracking systems, it is impractical for the Company to separate operating results for these product lines. For 1998, 1997 and 1996, medical oncology was the only product line that exceeded the reporting thresholds of FAS 131. The Company, therefore has used the aggregation criteria of FAS 131 and reports as a single segment was the only product line that exceeded the reporting thresholds of FAS 131. The Company, therefore, has used the aggregation criteria of FAS 131 and reports a single segment.


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

     During 1998, the Company affiliated with 11 oncology physician groups on the effective dates indicated as follows: March 26, Landry & Moss, M.D.'s, P.A. of Bradenton, Florida, total consideration of $3,645,000 including 61,276 shares of Common Stock to be issued with a value of $604,000; March 31, Dayton Oncology/Hematology Consultants, P.A. of Dayton, Ohio, total consideration of $5,560,000 including 115,758 shares of Common Stock to be issued with a value of $1,048,000; May 1, Colorado Radiation Oncology, P.C. of Denver, Colorado, total consideration of $3,321,000 including 111,923 shares of Common Stock to be issued with a value of $1,095,000; August 15, Spector, Zimbler, & DeLeo, M.D.'s of Berkshire, Massachusetts, total consideration of $2,539,000 including 41,136 shares of Common Stock to be issued with a value of $436,000; September 1, Arnold Wax, M.D., LTD of Las Vegas, Nevada, total consideration of $4,426,000 including 88,250 shares of Common Stock to be issued with a value of $587,000; and in July through December of 1998, six smaller transactions with physician groups in Tucson, Arizona; Oklahoma City, Oklahoma; Kansas City, Missouri; Dunedin, Florida; Norfolk, Virginia; and Denver, Colorado; for total consideration of $10,039,000 including 154,308 shares of Common Stock to be issued with a value of $771,000.

     During 1997, the Company affiliated with 13 oncology physician groups on the effective dates indicated as follows: January 10, Williamsburg Hematology and Oncology of Virginia, total consideration of $4,566,000 including 94,452 shares of Common Stock to be issued with a value of $588,000; March 14, Virginia Oncology Associates, P.C., of Norfolk, Virginia, total consideration of $21,085,000 including 514,124 shares of Common Stock to be issued with a value of $3,239,000; April 1, Central Indiana Radiation Oncology, P.S.C. of Indiana, total consideration of $4,622,000 including 253,385 shares of Common Stock to be issued with a value of $1,393,000; March 24, Texas Radiation Oncology Group, L.L.P. of Austin, Texas, total consideration of $12,065,000 including 342,632 shares of Common Stock to be issued with a value of $1,754,000; November 1, Hematology Associates of South Texas, P.A., total consideration of $6,082,000 including 155,396 shares of Common Stock to be issued with a value of $1,366,000; November 1, Clinical Hematology Oncology Associates, P.C. of Arizona, total consideration of $9,855,000 including 397,947 shares of Common Stock to be issued with a value of $3,767,000; November 17, Florida Community Cancer Centers, P.A. of Tampa, Florida, total consideration of $34,846,000 including 1,117,074 shares of Common Stock to be issued with a value of $8,964,000; and in January through September of 1997, six smaller transactions with physician groups in Tulsa, Oklahoma; Las Vegas, Nevada; Portland, Oregon; Fairfax, Virginia; Vancouver, Washington; and Franklin, Pennsylvania; for total consideration of $8,574,000 which includes 191,849 shares of Common Stock to be issued with a value of $1,284,000.

     During 1996, the Company affiliated with 17 oncology physician groups on the effective dates indicated as follows: March 1, Cancer Center of Kansas, P.A. of Wichita, Kansas, total consideration of $12,547,000 including 163,676 shares of Common Stock to be issued with a value of $1,926,000; March 1, Coram Physician Services of Fairfax, Virginia, total consideration of $15,518,000 including 116,298 shares of Common Stock to be issued with a value of $1,375,000; May 1, San Antonio Tumor and Blood Clinic, P.A. and Drs. Cohen, Gordon and Lopez, P.A. of San Antonio, Texas, total consideration of $12,479,000 including 210,048 shares of Common Stock to be issued with a value of $1,980,000; September 1, Central Texas Diagnostic Center, P.A. of Austin, Texas, total consideration of $18,836,000 including 770,589 shares of Common Stock to be issued with a value of $4,157,000; November 1, Hematology-Oncology Associates, P.A. of Jacksonville, Florida, total consideration of $8,012,000 including 258,992 shares of Common Stock to be issued with a value of $1,113,000; and in January through November of 1996, twelve smaller transactions with physician groups in Durham, North Carolina; Denver, Colorado; Portland, Oregon; Tucson, Arizona; San Antonio, Texas; Independence, Missouri; Flagstaff, Arizona; and Orange Park, St. Augustine and Ocala, Florida; for total consideration of $23,203,000 which includes 793,647 shares of Common Stock to be issued with a value of $4,761,000.

     In connection with three medical practice transactions occurring in 1997, the Company issued subordinated promissory notes contingently obligating the Company to pay up to $1.3 million. Payment under the promissory notes is contingent on AOR receiving a defined level of management fees during the first two years following the applicable medical practice transaction which substantially exceeds the level of management fees expected by AOR during its negotiations with the practice. Once the payment is fixed, the subordinated promissory notes are paid in five annual installments, commencing on the third anniversary of the medical practice transaction. As of December 31, 1998, the Company has recorded $334,000 of the $1.3 million. (See Note 4--"Subordinated Notes" herein.) The remainder of such liability, if any, will be recorded in the period in which the outcome of the contingency becomes probable. Any payment made will be allocated to the affiliated long-term management services agreement and will be amortized over the remaining life of that asset.

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


Derivatives

     As of August 31, 1998, the Company entered into an interest rate swap agreement with a financial institution to reduce the impact of changes in interest rates on borrowings under the Credit Facility. The agreement effectively fixed the interest rate on variable rate debt at a rate of 5.93% per annum for notional principal amount of $80.0 million through August 30, 1999. The notional amount of the swap agreement is used to measure the principal amount upon which fixed rate interest is to be paid or received and does not represent the amount of exposure to credit loss. The Company is exposed to credit losses from the counterparty's nonperformance but does not anticipate any losses because the agreement is with a major financial institution. At December 31, 1998, the fair market value of the interest rate swap was immaterial. The use of this swap agreement had an insignificant impact on interest expense for the year ended December 31, 1998.


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
                                        =======   ======

     At December 31, 1998, income taxes payable includes a tax liability of approximately $5 million. The liability has been established related to the Company's tax position and the possible disallowance of certain deductions taken in connection with the Company's management services agreements. The impact of disallowance would be immaterial to the Company's financial condition and results of operations.

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

     As part of entering into long-term management services agreements with physician practices as described in Note 3, the Company has made nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Holders of the rights to receive such shares have no dispositive, voting or cash dividend rights with respect to such shares until the shares have been delivered. Common Stock to be issued is shown as a separate component in stockholders' equity. The amounts, upon issuance of the shares, are reclassified to other equity accounts as appropriate.

     The shares of Common Stock to be issued at specified future dates were valued at the transaction date at a discount from the quoted market price of a delivered share after considering all relevant factors, including normal discounts for marketability due to the time delay in delivery of the shares. The discount for shares of Common Stock to be issued at specified future dates is 10% for shares to be delivered prior to the fifth anniversary of the transaction and is 20% for shares to be delivered thereafter. The Common Stock in the transactions is to be delivered under the terms of the respective agreements for periods up to seven years after the initial transaction date. The recorded value represents management's best estimate of the fair value of the shares of Common Stock to be delivered in the future as of the transaction date.

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
                          =========                                         =========

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for fixed options granted to Company employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1998, 1997 and 1996 are as follows and includes compensation expense of $606,000, $270,000 and $106,000, respectively (in thousands, except per share amounts):

                                                      Year Ended December 31,
                                               -------------------------------------
                                                  1998         1997          1996
                                               ----------   -----------   ----------
                                                           (unaudited)
Pro forma net income......................        $26,033      $21,102      $16,656
Pro forma net income per share - basic....        $  0.54      $  0.46      $  0.38
Pro forma net income per share - diluted..        $  0.52      $  0.44      $  0.35


Options granted in 1998, 1997 and 1996 had weighted-average fair values of $8.46, $9.11 and $6.04 per share, respectively. The fair value of each Common Stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants from all plans in 1998, 1997 and 1996:

                                         1998    1997    1996
                                         -----   -----   -----
     Expected life (years)............      5       5       5
     Risk-free interest rate..........    4.9%    5.2%    5.1%
     Expected volatility (post IPO)...     76%     81%     87%
     Expected dividend yield..........      0%      0%      0%


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     In December 1997, the Company entered into a $75 million master operating lease related to integrated cancer centers. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities under operating leases to the Company. The initial term of the lease is for five years and can be renewed in one year increments if approved by the lessor. The Company provides the lessor with substantial residual value guarantees at the end of each facility lease and has purchase options at original cost on each property. Advances under the master lease agreement at December 31, 1998 were $32.3 million.

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

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 7TH DAY OF MAY, 1999.


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