Form 10-Q
period 1999-03-31
AMERICAN ONCOLOGY RESOURCES INC /DE/
filed 1999-05-17
CIK 943061

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

     As of May 6, 1999, 35,627,773 shares of the Registrant's Common Stock were outstanding. In addition, as of May 6, 1999, the Registrant had agreed to deliver 13,639,990 shares of its Common Stock on certain future dates for no additional consideration.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                   FORM 10-Q

                                MARCH 31, 1999

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheet                          3

                 Condensed Consolidated Statement of Operations                4

                 Condensed Consolidated Statement of Stockholders' Equity      5

                 Condensed Consolidated Statement of Cash Flows                6

                 Notes to Condensed Consolidated Financial Statements          7

         Item 2. Management's Discussion and Analysis of

                 Financial Condition and Results of Operations                13

         Item 3. Quantitative and Qualitative Disclosures About Market Risks  19


PART II. OTHER INFORMATION

         Item 2. Changes in Securities                                        20

         Item 6. Exhibits and Reports on Form 8-K                             21

         SIGNATURES                                                           22

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       AMERICAN ONCOLOGY RESOURCES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
              (in thousands, except par value and share amounts)

                                                                                   MARCH 31,        DECEMBER 31,
                                                                                      1999              1998
                                                                                ----------------   -----------------
                                   ASSETS                                         (UNAUDITED)
Current assets:
  Cash and equivalents.......................................................     $    4,089          $    10,618
  Accounts receivable........................................................        158,046              133,465
  Prepaids and other current assets..........................................         19,696               14,006
  Due from affiliated physician groups.......................................          6,588               13,527
                                                                                  -----------         -----------
       Total current assets..................................................        188,419              171,616
Property and equipment.......................................................         83,210               75,266
 Less-accumulated depreciation and amortization..............................        (25,231)             (21,776)
                                                                                  -----------         -----------
                                                                                       57,979              53,490
Management service agreements, net of amortization of $31,609 and $27,459....         379,918             338,673
Other assets.................................................................           6,305               4,321
                                                                                  -----------         -----------
                                                                                  $   632,621         $   568,100
                                                                                  ===========         ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term indebtedness.............................     $    16,525         $    14,708
    Accounts payable.........................................................          34,453              48,207
    Due to affiliated physician groups.......................................           5,920               1,799
    Accrued compensation costs...............................................           4,022               4,381
    Accrued interest payable.................................................           4,419               4,408
    Income taxes payable.....................................................           9,955               6,435
    Other accrued liabilities................................................          15,167               9,662
                                                                                  -----------         -----------
       Total current liabilities.............................................          90,461              89,600
Deferred income taxes........................................................          11,465              10,973
Long-term indebtedness.......................................................         211,824             173,140
                                                                                  -----------         -----------
       Total liabilities.....................................................         313,750             273,713
                                                                                  -----------         -----------

Stockholders' equity:
  Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding.................................................
  Series A Preferred Stock, $.01 par value, 500,000 shares authorized and reserved, none issued and outstanding..................................
  Common Stock, $.01 par value, 80,000,000 shares authorized, 33,576,466 and
      32,749,222 issued and 33,576,466 and 32,373,922 outstanding.............            336                 328

  Additional paid-in capital.................................................         148,305             148,425
  Common Stock to be issued, 15,684,697 and 15,540,928  shares...............          83,383              70,643
  Treasury Stock, 375,300 shares.............................................
                                                                                                           (3,696)
  Retained earnings..........................................................          86,847              78,687
                                                                                  -----------         -----------
       Total stockholders' equity............................................         318,871             294,387
                                                                                  -----------         -----------
                                                                                  $   632,621         $   568,100
                                                                                  ===========         ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (UNAUDITED)


                                                                        THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                   -------------------------
                                                                     1999             1998
                                                                   --------         --------
Revenue.................................................           $139,840         $100,949

Operating expenses:
  Pharmaceuticals and supplies..........................             67,644           45,109
  Practice compensation and benefits....................             25,800           19,459
  Other practice costs..................................             14,680           11,809
  General and administrative............................              6,581            6,041
       Depreciation and amortization....................              7,856            4,490
                                                                   --------         --------
                                                                    122,561           86,908
                                                                   --------         --------
Income from operations..................................             17,279           14,041
Other income (expense):
  Interest income.......................................                 60               29
  Interest expense......................................             (3,602)          (2,988)
                                                                   --------         --------
Income before income taxes..............................             13,737           11,082
Income taxes............................................              5,220            4,211
                                                                   --------         --------
Net income and comprehensive income.....................           $  8,517         $  6,871
                                                                   ========         ========
Net income per share - basic............................              $0.17            $0.14
                                                                   ========         ========
                                                                     49,218           47,959
Shares used in per share calculations - basic...........           ========         ========

Net income per share - diluted..........................              $0.17            $0.14
                                                                   ========         ========
                                                                     50,548           49,940
Shares used in per share calculations - diluted.........           ========         ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                            COMMON STOCK      ADDITIONAL      COMMON     TREASURY
                                         ------------------     PAID-IN      STOCK TO      STOCK     RETAINED
                                         SHARES   PAR VALUE     CAPITAL     BE ISSUED      COST      EARNINGS     TOTAL
                                         ------   ---------   -----------   ----------   ---------   ---------   --------
Balance at December 31, 1998..........   32,749        $328     $148,425      $70,643     $(3,696)    $78,687    $294,387

Medical practice transactions-value
 of 1,336,507 shares to be issued.....                                         15,951                              15,951
Delivery of 375,300 shares of
 Common Stock to be issued
 from Treasury........................                            (1,696)      (1,643)      3,696        (357)          -
Delivery of 817,438 shares from
 Issuance of Common Stock.............      817           8        1,560       (1,568)                                  -
Exercise of options to purchase
 Common Stock.........................       10                       16                                               16
Net income and comprehensive
 Income...............................                                                                  8,517       8,517
                                         ------   ---------     --------    ---------    --------    --------    --------
Balance at March 31, 1999.............   33,576        $336     $148,305    $  83,383    $      -     $86,847    $318,871
                                         ======   =========     ========    =========    ========    ========    ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                       1999                  1998
                                                                                     --------              --------
Cash flows from operating activities:
 Net income.............................................................             $  8,517              $  6,871
 Noncash adjustments:
    Depreciation and amortization.......................................                7,856                 4,490
    Deferred income taxes...............................................                  491                 2,165
 Cash provided by (used in), net of effects of medical practice transactions, changes in:
    Accounts receivable.................................................              (21,369)              (14,268)
    Prepaids and other current assets...................................               (5,170)               (1,649)
    Other assets........................................................               (2,005)                    -
    Accounts payable....................................................              (15,589)              (10,241)
    Due from/to affiliated physician groups.............................               11,781                 7,846
    Income taxes payable................................................                3,520                 2,044
    Other accrued liabilities...........................................                4,882                 2,102
                                                                                     --------              --------
     Net cash used in operating activities..............................               (7,086)                 (640)
                                                                                     --------              --------
Cash flows from investing activities:
 Acquisition of property and equipment..................................               (7,743)               (6,089)
 Net payments in medical practice transactions..........................              (19,966)               (7,007)
 Other..................................................................                    -                    41
                                                                                     --------              --------
     Net cash used in investing activities..............................              (27,709)              (13,055)
                                                                                     --------              --------
Cash flows from financing activities:
 Proceeds from credit facility..........................................               37,000                26,000
 Repayment of credit facility...........................................               (5,000)                    -
 Repayment of other indebtedness........................................               (3,750)              (16,335)
 Proceeds from exercise of options......................................                   16                 1,813
                                                                                     --------              --------
     Net cash provided by financing activities..........................               28,266                11,478
                                                                                     --------              --------
Decrease in cash and equivalents........................................               (6,529)               (2,217)
Cash and equivalents:
 Beginning of period....................................................               10,618                 5,000
                                                                                     --------              --------
 End of period..........................................................             $  4,089              $  2,783
                                                                                     ========              ========
Interest paid...........................................................             $  3,763              $  3,180
Taxes paid..............................................................                1,500                     3
Noncash transactions:
 Tax benefit from exercise of non-qualified stock options...............                                      3,680
 Value of Common Stock to be issued in medical practice transactions....               15,951                 1,652
 Delivery of Common Stock to be issued in medical practice
   transactions.........................................................                5,264                 3,197
 Debt issued in medical practice transactions...........................               11,516                 3,214
 Debt assumed in medical practice transactions..........................                   86
 Debt issued to finance insurance premiums..............................                  649


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       AMERICAN ONCOLOGY RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K/A-2 filed with the Securities and Exchange Commission on May 7, 1999.

Operating segments

During 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluates performance based on six different product lines: medical oncology, radiation oncology, gynecological oncology, stem cell transplantation, diagnostic radiology, and clinical research. The Company is developing tracking systems for these product lines. Until the completion of the tracking systems, it is impractical for the Company to separate operating results for these product lines. For the first three months of 1999 and 1998, medical oncology was the only product line that exceeded the reporting thresholds of FAS 131.
The Company, therefore, has used the aggregation criteria of FAS 131 and reports a single segment.

NOTE 2 - PENDING TRANSACTION

Effective December 11, 1998, the Company entered into a definitive agreement to merge with Physician Reliance Network, Inc. ("PRN"). As of May 6, 1999, PRN provided comprehensive management services under long-term agreements to medical practices comprised of 370 physicians in 13 states. Under the terms of the merger agreement, holders of PRN common stock will receive a fixed ratio of 0.94 shares of the Company's common stock for each PRN share held. As a result, stockholders of the Company and PRN will each own approximately 50% of the combined company on a diluted basis. Following the merger, PRN will be a wholly owned subsidiary of the Company. In connection with the merger, the Company will change its name to "US Oncology." The transaction is expected to be accounted for under the pooling of interests method of accounting and treated as a tax-free exchange. Closing of the transaction is anticipated on June 15, 1999, subject to stockholder approval of both companies and other customary conditions. After consummation of the transaction, the Company's financial statements will be retroactively restated to combine the accounts of the Company and PRN for all periods presented using their historical basis.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                  (unaudited)

NOTE 3 - Medical Service Revenue

Medical service revenue for services to patients by the physician groups affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Medical service revenue of the affiliated physician groups is reduced by amounts retained by the physician groups under the Company's management services agreements to arrive at the Company's revenue.

The following presents the amounts included in the determination of the Company's revenue (in thousands):
                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
              Medical service revenue..................     $183,843   $133,566
              Amounts retained by affiliated physician
                groups.................................       44,003     32,617
                                                            --------   --------
              Revenue..................................     $139,840   $100,949
                                                            ========   ========

NOTE 4 - MEDICAL PRACTICE TRANSACTIONS

During the first three months of 1999, the Company affiliated with eight oncology practices. During the first three months of 1998, the Company affiliated with two oncology practices and acquired two radiation oncology centers. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):

                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
              Cash and transaction costs..............      $ 19,966   $  7,007
              Liabilities assumed.....................         1,985        895
              Issuance of subordinated notes..........        11,516      2,644
              Common Stock to be issued...............        15,951      1,652
                                                           ---------   --------
                                                            $ 49,418   $ 12,198
                                                           =========   ========

In connection with three medical practice transactions occurring in 1997, the Company issued subordinated promissory notes contingently obligating the Company to pay up to $1.3 million. Payment under the promissory notes is contingent on the Company receiving a defined level of management fees during the first two years following the applicable medical practice transaction which substantially exceeds the level of management fees expected by the Company during its negotiations with the practice. Once the payment is fixed, the subordinated promissory notes are paid in five annual installments, commencing on the third anniversary of the medical practice transaction. As of March 31, 1999, the Company has recorded $334,000 of the $1.3 million (See Note 5, "Subordinated Notes" herein). The remainder of such liability, if any, will be recorded in the period in which the outcome of the contingency becomes probable. Any payment made will be allocated to the affiliated long-term management services agreement and will be amortized over the remaining life of that asset.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                  (unaudited)

NOTE 5 - INDEBTEDNESS

Long-term indebtedness

Long-term indebtedness consists of the following (in thousands):

                                                       MARCH 31,  December 31,
                                                          1999        1998
                                                        --------    --------
         Subordinated notes...........................  $ 89,182    $ 80,611
         Credit Facility..............................   136,000     104,000
         Capital lease obligations and other..........     3,167       3,237
                                                        --------    --------
                                                         228,349     187,848
         Less current maturities......................    16,525      14,708
                                                        --------    --------
                                                        $211,824    $173,140
                                                        ========    ========

Subordinated Notes

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company has entered into management services agreements. Substantially all of the notes outstanding at March 31, 1999 and December 31, 1998 bear interest at 7% per annum, are due in installments through 2005 and are subordinated to senior bank and certain other debt. If the Company fails to make a payment under any of the notes, the respective physician group can terminate the related management service agreement for cause.

Credit Facility

The Company has a loan agreement and revolving credit/term facility ("Credit Facility") with First Union National Bank ("First Union") individually and as Agent for twelve additional lenders ("Lenders). Under the terms of the agreement, the amount available for borrowing is $150 million through October 31, 2002. Proceeds of loans may be used to finance medical group transactions, to provide working capital and for other general corporate uses. As of March 31, 1999, the Company had an outstanding balance of $136 million under the Credit Facility. The Company has classified the Credit Facility as long term due to its ability and intent to maintain the borrowings past 1999.

Borrowings under the Credit Facility are secured by all capital stock of the Company's subsidiaries and all material contracts, including management service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offer Rate (LIBOR) up to LIBOR plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of March 31, 1999, the weighted average interest rate on all outstanding draws under the Credit Facility was 5.7%.

The Company is subject to restrictive covenants under the Credit Facility, including the maintenance of certain financial ratios. The agreement limits certain activities such as incurrence of additional indebtedness, sales of assets, investments, capital expenditures, mergers and consolidations and the payment of dividends. Under certain circumstances, additional medical practice transactions may require First Union's and the Lenders' consent. The proposed merger with PRN (Note 2) requires consent of the Lenders under the Credit
Facility.   The Company is currently negotiating an amendment and restatement of its Credit Facility that would be effective upon the closing of the merger with PRN. It is anticipated that, effective upon consummation of the AOR-PRN merger, the Credit Facility will provide for borrowings of $275 million to $300 million
(including a sub-facility maturing in 364 days).   The Company's $75 million
leasing facility would remain in place.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                  (unaudited)

Derivatives

As of August 31, 1998, the Company entered into an interest rate swap agreement with a financial institution to reduce the impact of changes in interest rates on borrowings under the Credit Facility. The agreement effectively fixed the interest rate on variable rate debt at a rate of 5.93% per annum for notional
principal amount of $80.0 million through August 30, 1999.   The notional amount
of the swap agreement is used to measure the principal amount upon which fixed rate interest is to be paid or received and does not represent the amount of exposure to credit loss. The use of this swap agreement had an insignificant impact on interest expense for the three months ended March 31, 1999.

Master Lease

In December 1997, the Company entered into a $75 million master lease agreement related to integrated cancer centers. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities to the Company. The initial term of the lease is for five years and can be renewed in one year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option. Advances under the master lease agreement as of March 31, 1999 were $37 million.

NOTE 6 - CAPITALIZATION

As part of entering into long-term management services agreements with physician practices as described in Note 4, the Company has made nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Holders of the rights to receive such shares have no dispositive voting or cash dividend rights with respect to such shares until the shares have been delivered. Common Stock to be issued is shown as a separate component in stockholders' equity. The amounts, upon issuance of the shares, are reclassified to other equity accounts, as appropriate.

The shares of Common Stock to be issued at specified future dates were valued at the transaction date at a discount from the quoted market price of a delivered share after considering all relevant factors, including normal discounts for
marketability due to the time delay in delivery of the shares.   The discount
for shares of Common Stock to be issued at specified future dates is 10% for shares to be delivered prior to the fifth anniversary of the transaction and is 20% for shares to be delivered on the fifth anniversary, and thereafter. The Common Stock in the transactions is to be delivered under the terms of the respective agreements for periods up to seven years after the initial
transaction date.   The recorded value represents management's best estimate of the fair value of the shares of Common Stock to be delivered in the future as of the transaction date.

For transactions completed through March 31, 1999, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver are 4,890,253 in 1999, 4,646,299 in 2000, 1,818,178 in 2001, 2,254,879 in 2002, 891,905 in 2003
and 1,183,183 thereafter.

In March of 1999, options to purchase 1,134,500 shares of Common Stock at $7.70 per share were granted under the Company's various stock option plans, 530,000 of which was granted to executive officers and directors. During the first three months of 1999, options to purchase 5,900 shares of Common Stock at $3.34 to $8.79 per share were exercised, of which none were exercised by executive officers and directors. During the first three months of 1999, options to purchase 39,820 shares of Common Stock were canceled. As of March 31, 1999, there were options to purchase 7,080,414 shares of Common Stock outstanding under the Company's various stock option plans at exercise prices of $1.34 to $24.18 per share.

                       AMERICAN ONCOLOGY RESOURCES, INC.

                                  (unaudited)

During the first three months of 1999, 375,300 shares of Common Stock were issued from Treasury Stock in connection with medical practice transactions.

NOTE 7 - EARNINGS PER SHARE

The Company computes earnings per share in accordance with the provisions of FASB Statement No. 128, "Earnings Per Share", which requires the Company to disclose "basic" and "diluted" earnings per share (EPS).

The computation of basic EPS is based on a weighted average number of outstanding shares of Common Stock and Common Stock to be issued during the periods. The Company includes Common Stock to be issued in both basic and diluted EPS as there are no foreseeable circumstances that would relieve the Company of its obligation to issue these shares. The computation of the diluted EPS is based on a weighted average number of outstanding shares of Common Stock and Common Stock to be issued during the periods as well as all dilutive potential Common Stock calculated under the treasury stock method.

The table summarizes the determination of shares used in per share calculations (in thousands):

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                1999                  1998
                                                               ------                ------
Basic
     Outstanding at end of period:
       Common Stock....................................        33,576                31,531
       Common Stock to be issued.......................        15,685                17,035
                                                               ------                ------
                                                               49,261                48,566
     Effect of weighting...............................           (43)                 (607)
                                                               ------                ------
       Shares used in per share calculations...........        49,218                47,959
                                                               ======                ======
Diluted
     Outstanding at end of period:
       Common Stock....................................        33,576                31,531
       Common Stock to be issued.......................        15,685                17,035
                                                               ------                ------
                                                               49,261                48,566
     Effect of weighting and assumed share
       equivalents for grants of stock options and
       issuances of stock at less than the weighted
       average price...................................         1,287                 1,374
                                                               ------                ------
     Shares used in per share calculations.............        50,548                49,940
                                                               ======                ======
     Anti dilutive stock options not included above....         5,737                 3,381
                                                               ======                ======


                       AMERICAN ONCOLOGY RESOURCES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                  (unaudited)

NOTE 8 - RECENT PRONOUNCEMENTS

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which is effective for the Company's financial statements beginning with the first quarter of the year ending December 31, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Management does not expect such implementation to have a material effect on the Company's operations.

                       AMERICAN ONCOLOGY RESOURCES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

American Oncology Resources, Inc. (the "Company") is a cancer management company which provides comprehensive management services under long-term agreements to its affiliated oncology practices, including operational and clinical research services and data management, and furnishes personnel, facilities, supplies and equipment. These affiliated practices provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecological oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation. Substantially all of the Company's revenue consists of management fees and includes all medical practice operating costs for which the Company is contractually responsible.

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

Effective December 11, 1998, the Company entered into a definitive agreement to merge with Physician Reliance Network, Inc. ("PRN"). As of May 6, 1999, PRN provided comprehensive management services under long-term agreements to medical practices comprised of 370 physicians in 13 states. Under the terms of the merger agreement, holders of PRN common stock will receive a fixed ratio of 0.94 shares on the Company's common stock for each PRN share held. As a result, stockholders of the Company and PRN will each own approximately 50% of the combined company on a diluted basis. Following the merger, PRN will be a wholly owned subsidiary of the Company. In connection with the merger, the Company will change its name to "US Oncology" The transaction is expected to be accounted for under the pooling of interests method of accounting and treated as a tax-free exchange. Closing of the transaction is anticipated on June 15, 1999, subject to stockholder approval of both companies and other customary conditions. After consummation of the transaction, the Company's financial statements will be retroactively restated to combine the accounts of the Company and PRN for all periods presented using their historical basis.

                       AMERICAN ONCOLOGY RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The statements contained in this report, in addition to historical information, are forward-looking statements based on the Company's current expectations, and actual results may vary materially. Forward-looking statements often include words like "believe", "plan", "expect", "intend" or "estimate". The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to enter into affiliations with new physician practices and to successfully integrate such practices, the results of operations of groups currently affiliated with the Company including results of operations impacted by changes in cancer therapies or the manner in which cancer care is delivered, the ability to construct integrated cancer centers and to operate them profitably, competition, reductions in third-party reimbursement for services rendered by physician groups affiliated with the Company, health care regulation and other risks generally affecting the health care industry. Please refer to the Company's Annual Report on Form 10-K/A-2 for the year ended December 31, 1998 and subsequent filings with the Securities and Exchange Commission for a more detailed discussion of such risks and uncertainties. Many of these risks and uncertainties are beyond the Company's ability to control or predict. These forward-looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS OF OPERATIONS

Since the Company's incorporation in October 1992, the Company has grown rapidly from managing six affiliated physicians in one state to 381 affiliated physicians in 18 states as of March 31, 1999. For the three months ended March 31, 1999 and 1998, no affiliated physician group contributed more than 10% of the Company's revenue. For the first three months of 1999, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 37% for Medicare and Medicaid, 46% for managed care and 17% for private insurance and other payors. For the first three months of 1998, the payor mix of the affiliated physician groups' medical practice revenue, expressed as a percentage, was 32% for Medicare and Medicaid, 49% for managed care, and 19% for private insurance and other payors.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                                           THREE MONTHS
                                                           ENDED MARCH 31,
                                                        -------------------
                                                         1999          1998
                                                        -----         -----
         Revenue....................................... 100.0%        100.0%
         Operating expenses:
           Pharmaceuticals and supplies................  48.4          44.7
           Practice compensation and benefits..........  18.4          19.3
           Other practice costs........................  10.5          11.7
           General and administrative..................   4.7           5.9
           Depreciation and amortization...............   5.6           4.4
           Net interest expense........................   2.6           3.0
                                                        -----         -----
         Income before income taxes....................   9.8          11.0
         Income taxes..................................   3.7           4.2
                                                        -----         -----
         Net income....................................   6.1%          6.8%
                                                        =====         =====

                       AMERICAN ONCOLOGY RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

1999 COMPARED TO 1998

The Company affiliated with eight oncology groups in the first three months of 1999 and two oncology groups and two radiation centers in the first three months of 1998, respectively. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations for the first three months of 1998 compared to the first three months of 1999 were caused, in part, by affiliations with these oncology practices.

  Revenue. Revenue increased from $100.9 million in the first three months of 1998 to $139.8 million in 1999, an increase of $38.9 million, or 38.5%. Revenue for markets under management in 1998 and 1999 increased $30.2 million or 29.8% over the same period from the prior year. This growth was the result of expansion of services, increases in patient volume, and recruitment of or affiliation with additional physicians. The remaining $8.7 million was attributable to affiliations with oncology practices in new markets.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by the affiliated physician groups, increased from $45.1 for the first three months of 1998 to $67.6 million for the first three months of 1999, an increase of $22.5 million, or 50.0%. As a percentage of revenue, pharmaceuticals and supplies increased from 44.7% for the first three months of 1998 to 48.4% for the comparable period of 1999. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue, the introduction of a number of new chemotherapy agents and, to a lesser extent, lower reimbursement from payors. Management expects that third-party payors will continue to negotiate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items.

  Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees who are located at the affiliated physician practice sites and business offices, increased from $19.5 million in the first three months of 1998 to $25.8 million in the first three months of 1999, an increase of $6.3 million or 32.6%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits decreased from 19.3% for the first three months of 1998 to 18.4% for the first three months of 1999, primarily as a result of regionalization of certain employee functions.

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $11.8 million in the first three months of 1998, to $14.7 million in the first three months of 1999, an increase of $2.9 million or 24.3% over the comparable prior year period. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, other practice costs decreased from 11.7% to 10.5%. This decrease is attributable to economies of scale.

  General and Administrative. General corporate expenses increased from $6.0 million in the first three months of 1998 to $6.6 million in the first three months of 1999, an increase of $0.6 million or 8.9%. This was primarily attributable to the addition of personnel and greater support costs associated with the Company's growth since March 31, 1998. As a percentage of revenue, general and administrative expenses decreased from 5.9% in the first three months of 1998 to 4.7% in the first three months of 1999 due to economies of scale.

  Depreciation and Amortization. Depreciation and amortization expenses increased from $4.5 million in the first three months of 1998 to $7.9 million in the first three months of 1999, an increase of $3.4 million or 75.0%. As a percentage of revenue, depreciation and amortization expense increased from 4.4% in the first three months of 1998 to 5.6% in the first three months of 1999. This increase was primarily the result of changing the amortization period on management services agreements from 40 years to 25 years, as well as investments in equipment and management information systems.

                       AMERICAN ONCOLOGY RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

  Interest. Net interest expense increased from $3.0 million in the first three months of 1998, to $3.5 million in the first three months of 1999, an increase of $0.5 million or 19.7%. The increase was the result of higher levels of debt, principally incurred to finance transactions with seventeen oncology groups since March 31, 1998. As a percentage of revenue, net interest expense decreased from 3.0% in the first three months of 1998 to 2.6% in the first three months of 1999. Indebtedness to physicians increased from approximately $81.9 million at March 31, 1998 to $89.1 million at March 31, 1999.

  Income Taxes. Income tax expense increased from the prior year as a result of the Company's increased profitability. For the first three months of 1999 the Company recognized a tax provision of $5.2 million resulting in an effective tax rate of 38.0%, which was unchanged from the same period of 1998.

  Net Income. Net income increased from $6.9 million in the first three months of 1998 to $8.5 million in the first three months of 1999, an increase of $1.6 million or 23.2%. As a percentage of revenue, net income declined from 6.8% to 6.1% principally as a result of the decrease in the amortization period for management services agreements from 40 years to 25 years effective July 1, 1998, and to a lesser extent, the introduction of a number of new, lower margin chemotherapy agents. In response to this decline, the Company has adopted several strategies. Most importantly, the Company has formed a number of preferred pharmaceutical relationships and continues to pursue others. In addition, the Company routinely considers and implements measures to control general and administrative costs to enable it to achieve greater economies of scale. Lastly, the Company seeks opportunities to expand its business in areas that are less affected by lower pharmaceutical margins, such as radiation oncology, clinical research and data management. The Company believes that its results of operations and financial condition have benefited from each of these strategies.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily to enter into management services agreements with, and to purchase the nonmedical assets of, medical and radiation oncology practices. During the first three months of 1999, the Company paid total consideration of $49.4 million in connection with affiliations with eight physician groups including cash and transaction costs of $20.0 million. During the comparable period of the prior year, the Company paid $12.2 million for affiliations with two physician groups and two radiation oncology centers, including cash and transaction costs of $7.0 million.

  To fund its growth and development, the Company has satisfied its transaction and working capital needs through debt and equity financings and borrowings under a $150 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank of North Carolina ("First Union"), as agent for the various lenders. In addition, as part of the Credit Facility, the Company has obtained a $75 million end-loaded leasing facility that is related to its integrated cancer centers.

  During the first three months of 1999, the Company borrowed $32 million, net, under the Credit Facility to fund medical practice transactions and the
acquisition of property and equipment.   Borrowings under the Credit Facility
bear interest at a rate equal to a rate based on prime rate or the London Interbank Offer Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management services agreements, and the capital stock of the Company's subsidiaries are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants, with additional capacity under the Credit Facility of $14.0 million at March 31, 1999. The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations.

                       AMERICAN ONCOLOGY RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

  Cash used in operations was $7.1 million in the first three months of 1999, an increase of $6.5 million from 1998. The increase was due to merger related expenditures and the timing of certain working capital payments. Cash used in investing activities was $27.7 million for the first three months of 1999, an increase of $14.7 million from the same period of 1998. Such increase is due primarily to greater activity in medical practice transactions in 1999. Cash provided by financing activities was $28.3 million for the first three months of 1999, an increase of $16.8 million from the comparable prior year period. Such increase is due to a $14.0 million one-time payment in 1998 relating to a medical practice transaction. In addition, incremental borrowings of $6.0 million under the Credit Facility were incurred in the first three months of 1999 to fund the medical practice transaction activity noted above.

  As of March 31, 1999, the Company had net working capital of $98.0 million and cash and cash equivalents of $4.1 million. The Company's also had $90.5 million of current liabilities, including approximately $16.5 million of long-term indebtedness maturing before March 31, 2000. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated medical practice transactions, merger expenses and purchases of medical equipment.

  The Company is currently negotiating an amendment and restatement of its Credit Facility that would be effective upon the closing of the merger with PRN. It is anticipated that, effective upon consummation of the AOR-PRN merger, the Credit Facility will provide for borrowings of $275 million to $300 million (including a sub-facility maturing in 364 days). The Company's $75 million leasing facility would remain in place. In connection with the negotiation of the amended and restated Credit Facility, the Company has noted that the credit market for physician practice management companies has significantly weakened; fewer lenders are willing to lend to the Company at rates historically available to it. Although the Company currently believes it will be able to secure the proposed financing under the amended and restated Credit Facility, there can be no assurance it will be able to do so on favorable terms. If the Company is unable to secure additional financing in the future, its ability to pursue its growth strategy of affiliating with oncology groups and constructing cancer centers may be adversely impacted.

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

                       AMERICAN ONCOLOGY RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

  Project. The Company has divided its Year 2000 Project into six phases: development, awareness, assessment, remediation, validation and implementation. In connection with its Year 2000 Project, the Company is assessing information technology software and hardware, medical equipment, third-party payors and third-party suppliers. The Company's strategy also includes development of contingency plans to address potential disruption of operations arising from the Year 2000 problems.

  Information Systems. The Company recognizes that investment in information systems and state-of-the-art medical equipment is integral to its operations. The majority of the Company's technology expenditures for 1998 and 1999 relate to the development and implementation of a clinical information system. This system provides an interactive electronic format for capturing the spectrum of patient care and creates an electronic medical record. This system is believed
to be Year 2000 compliant.   The costs of the clinical information system are
expected to be capitalized and amortized over the life of the asset.

  In 1994, the Company began a project to replace the existing practice management systems (billing and collection systems) with a common system to improve efficiency and consistency among its affiliated practices. This practice management system is beginning to be implemented in the second quarter
of 1999.   Any remaining practice management systems not replaced by the new system during the first half of 1999 are Year 2000 compliant. Costs to upgrade the practice management systems that are not converted to the commons system would be expensed; however, such costs are not expected to be material.

  In 1996, the Company's management incorporated a business strategy to accommodate the rapid growth of its operations. One component of this strategy was the investment in developing an integrated financial system throughout its network of affiliated physicians. This financial system is believed to be Year
2000 compliant and has been implemented in two locations.   The Company intends
to complete the implementation of this financial system throughout its network of affiliated practices by the fourth quarter of 1999. The costs incurred in developing such a financial system have been capitalized through the initial implementation date.

  Medical Equipment. The Company has reviewed the Year 2000 readiness of the linear accelerators and associated equipment used in the affiliated radiation
oncology practices.   The suppliers of the medical equipment have certified
that, with minor upgrades, these systems will be Year 2000 compliant.  These
systems are being upgraded during the first and second quarters of 1999.   The
Company is in the process of evaluating the Year 2000 compliance of other clinical equipment at this time and expects to complete this process by mid-1999. Any such costs to upgrade equipment will be expensed.

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

                       AMERICAN ONCOLOGY RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

  Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party payors and third-party suppliers, the Company is unable to determine at ths time whether the consequences of Year 2000 failures will have a material impact on the Company's
results of operations, liquidity or financial condition.   The Company's Year
2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its payors and suppliers.

  Costs. The Company estimates that total costs to be incurred in the execution of its Year 2000 Project are approximately $4.1 million, including approximately $600,000 relating to laboratory and medical equipment upgrades and replacements. The Company estimates that approximately $2.3 million of the costs will be capitalized and amortized over the useful life of the assets as they reprresent new applications and expanded capabilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

  In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. Among these risks is the market risk associated with interest rate movements on outstanding debt. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures.

  The Company's borrowings under the Credit Facility and subordinated notes due to affiliated physicians contain an element of market risk from changes in interest rates. The Company manages this risk, in part, through the use of interest rate swaps, as explained in Note 5 of the Company's Consolidated Financial Statements. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes.

  For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

  To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 1999. The market values that result from these computations are compared with the market values of these financial instruments at March 31, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

                       AMERICAN ONCOLOGY RESOURCES, INC.

PART II.   OTHER INFORMATION
ITEM 2.    Changes in Securities

  In connection with each affiliation transaction between the Company and a physician group, the Company purchases the nonmedical assets of, and enters into a long-term management services agreement with, that physician group. In consideration for that arrangement, the Company typically pays cash, issues subordinated promissory notes (in general, payable in equal installments on the third through seventh anniversaries of the closing date at an annual interest rate of seven percent) and unconditionally agrees to deliver shares of Common Stock at future specified dates (in general, on each of the third through fifth anniversaries of the closing date). The price per share is the lower of the average of the closing price per share for the five days preceding the date of the letter of intent or the closing date with respect to such affiliation transaction.

  The following table describes all unregistered sales by the Company of the Company's securities during the first three months of 1999. Each sale was a private placement made in connection with a physician transaction, as described in general in the preceding paragraph. The overwhelming majority of the affiliated physicians are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on
Section 4(2) of such Act and Rule 506 enacted thereunder.

                                                       Number of Shares    Aggregate Principal
   Date of Transaction          Number of Physicians   of Common Stock(1)    Amount of Notes
   -------------------          --------------------   ------------------  -------------------
           1/99                         8                   819,665            $6,316,000
           1/99                         4                   283,568             2,558,000
           1/99                         2                    47,611               233,000
           1/99                         1                    24,426               640,000
           1/99                         1                    18,609               186,000
           1/99                         1                    96,366               680,000
           2/99                         1                    12,881               217,000
           3/99                         1                    33,381               686,000

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

(a)  Exhibits

     Exhibit
     Number    Description
     ------    -----------

       3.1 Certificate of Incorporation, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

       3.2 By-Laws, as amended (incorporated by reference from Form 10-Q for the period ended March 31, 1997)

       4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

       27      Financial Data Schedule


(b)  Reports on Form 8-K

     During the first quarter of 1999, the Company did not file any Current Reports on Form 8-K.

                       AMERICAN ONCOLOGY RESOURCES, INC.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 17, 1999            AMERICAN ONCOLOGY RESOURCES, INC.



                           By: /s/ R. DALE ROSS
                               ----------------------------------
                               R. Dale Ross, Chairman of the Board
                               and Chief Executive Officer




                           By: /s/ L. FRED POUNDS
                               ----------------------------------
                               L. Fred Pounds, Vice President of Finance
                               and Chief Financial Officer