Form 10-Q
period 1999-06-30
US ONCOLOGY INC
filed 1999-08-16
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-26190

                               US ONCOLOGY, INC.
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

   AS OF AUGUST 12, 1999, 85,467,534 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING. IN ADDITION, AS OF AUGUST 12, 1999, THE REGISTRANT HAD AGREED TO DELIVER 14,400,684 SHARES OF ITS COMMON STOCK ON CERTAIN FUTURE DATES FOR NO ADDITIONAL CONSIDERATION.

                               US ONCOLOGY, INC.

                                   FORM 10-Q

                                 JUNE 30, 1999


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

       ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               CONDENSED CONSOLIDATED BALANCE SHEET                           3
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                AND COMPREHENSIVE INCOME                                      4
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                 5
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           6
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS   15

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16

PART II.  OTHER INFORMATION

       ITEM 2. CHANGES IN SECURITIES                                         17

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              18

       SIGNATURES                                                            19

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                               US ONCOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                      JUNE 30,             DECEMBER 31,
                                                                                        1999                   1998
                                                                                   ---------------        ---------------
                                   ASSETS                                           (UNAUDITED)
Current assets:
 Cash and equivalents........................................................          $    3,201           $   13,691
 Accounts receivable.........................................................             288,976              243,390
 Prepaids and other current assets...........................................              64,659               42,581
 Due from affiliated physician groups........................................              15,409               22,354
                                                                                       ----------           ----------
      Total current assets...................................................             372,245              322,016
Property and equipment, net..................................................             242,773              220,944
Management service agreements, net...........................................             523,597              467,214
Other assets.................................................................              22,190               23,354
                                                                                       ----------           ----------
                                                                                       $1,160,805           $1,033,528
                                                                                       ==========           ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term indebtedness................................          $   23,035           $   22,426
 Accounts payable............................................................              56,106               80,729
 Due to affiliated physician groups..........................................              11,778                6,606
 Accrued compensation costs..................................................              15,511               10,118
 Income taxes payable........................................................               8,095                4,066
 Other accrued liabilities...................................................              28,495               19,809
                                                                                       ----------           ----------
      Total current liabilities..............................................             143,020              143,754
Deferred income taxes........................................................              23,060               23,537
Long-term indebtedness.......................................................             323,555              234,474
                                                                                       ----------           ----------
      Total liabilities......................................................             489,635              401,765
                                                                                       ----------           ----------
Minority interest............................................................               2,172                1,965
Stockholders' equity:
 Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding............................................................
 Series A Preferred Stock, $.01 par value, 500 shares authorized and
  Reserved, none issued and outstanding......................................
 Common Stock, $.01 par value, 250,000 shares authorized, 84,784 and 81,205
  issued and 84,784 and 80,830 outstanding...................................                 848                  812

 Additional paid-in capital..................................................             411,678              404,749
 Common Stock to be issued, approximately 15,226 and 16,947 shares...........             102,769               89,142
 Treasury Stock, 0 and 375 shares............................................                                   (3,696)
 Accumulated other comprehensive income (loss)...............................                (120)                 269
 Retained earnings...........................................................             153,823              138,522
                                                                                       ----------           ----------
      Total stockholders' equity.............................................             668,998              629,798
                                                                                       ----------           ----------
                                                                                       $1,160,805           $1,033,528
                                                                                       ==========           ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                               US ONCOLOGY, INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (UNAUDITED)

                                                                    THREE MONTHS             SIX MONTHS
                                                                   ENDED JUNE 30,          ENDED JUNE 30,
                                                                ---------------------   ---------------------
                                                                  1999        1998        1999        1998
                                                                ---------   ---------   ---------   ---------
Revenue......................................................   $266,412    $204,744    $515,626    $392,381

Operating expenses:
     Pharmaceuticals and supplies............................    123,482      86,497     238,729     163,391
     Practice compensation and benefits......................     52,161      42,292     101,579      82,206
     Other practice costs....................................     32,838      26,722      62,352      52,352
     General and administrative..............................      8,911       9,664      17,805      18,466
     Merger and integration costs............................     24,491                  24,491
     Depreciation and amortization...........................     15,191      10,888      30,256      21,250
                                                                --------    --------    --------    --------
                                                                 257,074     176,063     475,212     337,665
                                                                --------    --------    --------    --------
Income from operations.......................................      9,338      28,681      40,414      54,716
Interest expense, net........................................     (5,290)     (3,885)     (9,933)     (8,073)
                                                                --------    --------    --------    --------
Income before income taxes...................................      4,048      24,796      30,481      46,643
Income taxes.................................................      5,262       9,292      15,180      17,550
                                                                --------    --------    --------    --------
Net income (loss)............................................     (1,214)     15,504      15,301      29,093
                                                                --------    --------    --------    --------
Other comprehensive income (loss), net of tax................       (269)       (180)       (389)        438
                                                                --------    --------    --------    --------
Comprehensive income (loss)..................................   $ (1,483)   $ 15,324    $ 14,912    $ 29,531
                                                                ========    ========    ========    ========
Net income (loss) per share - basic..........................     $(0.01)      $0.16       $0.15       $0.30
                                                                ========    ========    ========    ========
Shares used in per share calculations - basic................     99,847      98,349      99,780      96,999
                                                                ========    ========    ========    ========
Net income (loss) per share - diluted........................     $(0.01)      $0.15       $0.15       $0.29
                                                                ========    ========    ========    ========
Shares used in per share calculations - diluted..............     99,847     100,435     101,308     100,026
                                                                ========    ========    ========    ========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                               US ONCOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)

                                                                                           SIX MONTHS
                                                                                         ENDED JUNE 30,
                                                                                     1999             1998
                                                                                    ------           ------
Cash flows from operating activities:
 Net income.............................................................            $  15,301        $ 29,093
 Noncash adjustments:
  Depreciation and amortization.........................................               30,256          21,250
  Deferred income taxes.................................................               (1,180)          6,237
  Non cash merger and integration costs.................................                2,300
  Gain on contract termination..........................................               (3,152)
 Changes in operating assets and liabilities............................              (54,699)        (20,896)
                                                                                    ---------        --------
    Net cash provided by (used in) operating activities.................              (11,174)         35,684
Cash flows from investing activities:
 Acquisition of property and equipment..................................              (40,009)        (25,107)
 Net payments in medical practice transactions..........................              (32,310)        (17,800)
 Other..................................................................               (1,273)         (1,077)
                                                                                    ---------        --------
    Net cash used in investing activities...............................              (73,592)        (43,984)
Cash flows from financing activities:
 Proceeds from credit facilities........................................              309,000          30,000
 Repayment of credit facilities.........................................             (232,120)         (5,149)
 Repayment of other indebtedness........................................               (6,341)        (16,640)
 Proceeds from exercise of options......................................                3,737           3,231
                                                                                    ---------        --------
    Net cash provided by financing activities...........................               74,276          11,442
                                                                                    ---------        --------
Increase (decrease) in cash and equivalents.............................              (10,490)          3,142
Cash and equivalents:
 Beginning of period....................................................               13,691           7,772
                                                                                    ---------        --------
 End of period..........................................................            $   3,201        $ 10,914
                                                                                    =========        ========
Noncash transactions:
 Tax benefit from exercise of non-qualified stock options...............                             $  4,160
 Value of Common Stock to be issued in medical
   practice transactions................................................            $  20,199           7,680
 Debt issued in medical practice transactions...........................               18,416          11,954
 Debt assumed in medical practice transactions..........................                   86
 Debt issued to finance insurance premiums..............................                  649

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                               US ONCOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in US Oncology, Inc.'s Form 8-K/A-2 filed with the Securities and Exchange Commission on August 16, 1999.

Operating segments

During 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's sole business is providing comprehensive management services, facilities and equipment, administrative and technical support and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient cancer care. The physicians affiliated with the Company provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including comprehensive oncology services (including primarily medical, radiation, and gynecological services), diagnostic radiology services, retail pharmacy services and clinical research. For the first six months of 1999 and 1998, oncology related services was the only product line that exceeded the reporting thresholds of FAS 131. The Company, therefore, has used the aggregation criteria of FAS 131 and reports a single segment.

NOTE 2 - BUSINESS COMBINATION

On June 15, 1999, the Company, formerly American Oncology Resources, Inc. (AOR), consummated a merger transaction pursuant to which Physician Reliance Network, Inc. (PRN) became a wholly owned subsidiary of the Company and each outstanding share of PRN's common stock was converted into .94 shares of the Company's common stock (the Merger). At the time of the Merger, the Company changed its name to US Oncology, Inc. The transaction was accounted for as a pooling of interests and accordingly the financial statements presented herein have been restated to conform to the presentation and accounting standards of the two companies. In conjunction with the Merger, the Company recognized merger and integration costs of approximately $24.5 million. Merger and integration costs are comprised of transaction costs of approximately $17.2 million for professional fees, costs of due diligence, severance costs and other out of pocket expenses; restructuring costs of approximately $3.1 for leasehold and software abandonment; and, integration costs of approximately $4.2 million for integration consulting fees, communications, and Merger related Company meetings.

                               US ONCOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Combined and separate results of AOR and PRN during the period preceding the Merger were as follows (in thousands):

                                                                 THREE MONTHS ENDED MARCH 31, 1999
                                              ------------------------------------------------------------------------
                                                   AOR             PRN            ADJUSTMENTS            COMBINED
                                              -------------   -------------   -------------------   ------------------
        Revenue............................        $139,840        $114,274              $(4,900)             $249,214
        Income.............................           8,517           7,998                    -                16,515
                                                                 THREE MONTHS ENDED MARCH 31, 1998
                                              ------------------------------------------------------------------------
                                                   AOR             PRN            ADJUSTMENTS           COMBINED
                                              -------------   -------------   -------------------   ------------------
        Revenue............................        $100,949        $ 90,513              $(3,825)             $187,637
        Income.............................           6,871           6,718                    -                13,589

The combined financial results presented above include adjustments made to conform accounting policies of the two companies. No intercompany transactions existed between the two companies during the periods presented.

NOTE 3 - REVENUE

Medical service revenue for services to patients by the physician groups affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Medical service revenue of the affiliated physician groups is reduced by amounts retained by the physician groups under the Company's management services agreements to arrive at the Company's management fee revenue.

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                            THREE MONTHS                         SIX MONTHS
                                                            ENDED JUNE 30,                      ENDED JUNE 30,
                                                   --------------------------------   ----------------------------------
                                                        1999              1998              1999              1998
                                                   ---------------   --------------   ----------------   ---------------
Medical service revenue.........................          $334,441         $259,975           $624,408          $504,504
Amounts retained by affiliated physician
  groups........................................            77,055           63,139            123,445           124,851
                                                          --------         --------           --------          --------
Management fee revenue..........................           257,386          196,836            500,963           379,653
Other revenue...................................             9,026            7,908             14,663            12,728
                                                          --------         --------           --------          --------
Revenue.........................................          $266,412         $204,744           $515,626          $392,381
                                                          ========         ========           ========          ========

Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices and revenues earned under the Company's research agreement with Ilex Oncology, Inc.
(Ilex). The Company recognized approximately $3.2 million of revenue during the three months ended June 30, 1999 related to the termination of the research contract with Ilex.

The Company's most significant and only management service agreement to provide more than 10% of revenues to the Company is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 25.1% and 32.6% for the three months ended June 30, 1999 and 1998, and 25.4% and 33.4% for the six months ended June 30, 1999 and 1998 of the Company's total revenue.

                               US ONCOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 4 - CREDIT FACILITY AND MASTER LEASE

Credit Facility

On June 15, 1999, in connection with the Merger, the Company executed a $275 million revolving credit facility (Credit Facility) with First Union National Bank (First Union) individually and as Administrative Agent for eight additional lenders ("Lenders"). The Credit Facility consists of a $175 million five-year revolving credit facility and a $100 million 364-day revolving credit facility. Initial proceeds under the Revolver were used to refinance existing debt and to pay certain transaction fees and expenses in connection with the Credit Facility and the Merger. Proceeds of loans under the Credit Facility may be used to finance medical practice transactions, to provide working capital and for other general corporate uses. As of June 30, 1999, the Company had an outstanding balance of $237 million under the Credit Facility. The Company has classified the Credit Facility as long-term indebtedness due to its ability and intent to maintain the borrowings beyond the next twelve months. Costs incurred in connection with the extinguishment of the Company's previous credit facilities were expensed in the current period as merger and integration costs.

Borrowings under the Credit Facility are secured by all capital stock of the Company's subsidiaries, and all of the Company's management services agreements and all accounts receivable of the Company. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) up to LIBOR plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of June 30, 1999, the weighted average interest rate on all outstanding draws under the Credit Facility was 6.4%.

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

Master Lease

On June 15, 1999, the Company amended its $75 million master lease agreement related to integrated cancer centers to extend the construction and acquisition period through December 2000. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities to the Company. The initial term of the lease is for five years and can be renewed in one year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option. Advances under the master lease agreement as of June 30, 1999 were $40.2 million.

                               US ONCOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 5 - EARNINGS PER SHARE

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

The table summarizes the determination of shares used in per share calculations (in thousands):

                                                                Three Months                           Six Months
                                                               Ended June 30,                        Ended June 30,
                                                     ----------------------------------   ------------------------------------
                                                           1999               1998              1999                1998
                                                     -----------------   --------------   -----------------   ----------------
     Outstanding at end of period:
      Common Stock.................................             84,784           80,352              84,784             80,352
      Common Stock to be issued....................             15,226           18,253              15,226             18,253
                                                               -------          -------             -------            -------
                                                               100,010           98,605             100,010             98,605
      Effect of weighting..........................               (163)            (256)               (230)            (1,446)
                                                               -------          -------             -------            -------
      Shares used in per share calculations-basic..             99,847           98,349              99,780             97,159

     Effect of weighting and assumed share
       equivalents for grants of stock options at
       less than the weighted average price and
       subordinated convertible promissory notes..                   -            2,086               1,528              2,867
                                                               -------          -------             -------          ---------
     Shares used in per share calculations-diluted              99,847          100,435             101,308            100,026
                                                               =======          =======             =======            =======
     Anti-dilutive stock options not included above             11,933            1,684               6,645              1,684
                                                               =======          =======             =======            =======

NOTE 6 - RECENT PRONOUNCEMENTS

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

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

US Oncology, Inc. (the "Company") is a cancer management company which provides comprehensive management services under long-term agreements to its affiliated oncology practices, including operational and clinical research services and data management, and furnishes personnel, facilities, supplies and equipment. These affiliated practices provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecological oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation. Substantially all of the Company's revenue consists of management fees and includes all medical practice operating costs for which the Company is contractually responsible.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The statements contained in this report, in addition to historical information, are forward-looking statements based on the Company's current expectations, and actual results may vary materially. Forward-looking statements often include words like "believe", "plan", "expect", "intend" or "estimate". The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to enter into affiliations with new physician practices and to successfully integrate such practices, the results of operations of groups currently affiliated with the Company including results of operations impacted by changes in cancer therapies or the manner in which cancer care is delivered, the ability to construct integrated cancer centers and to operate them profitably, competition, reductions in third-party reimbursement for services rendered by physician groups affiliated with the Company, health care regulation and other risks generally affecting the health care industry. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the joint proxy statement and prospectus distributed in connection with the Merger, each of which was filed with the Securities and Exchange Commission (SEC), and the Company's subsequent filings with the SEC for a more detailed discussion of such risks and uncertainties. Many of these risks and uncertainties are beyond the Company's ability to control or predict. These forward-looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

RESULTS OF OPERATIONS

Medical service revenue for services to patients by the physician groups affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Medical service revenue of the affiliated physician groups is reduced by amounts retained by the physician groups under the Company's management services agreements to arrive at the Company's management fee revenue.

                               US ONCOLOGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                             THREE MONTHS                         SIX MONTHS
                                                            ENDED JUNE 30,                      ENDED JUNE 30,
                                                   --------------------------------   ----------------------------------
                                                        1999              1998              1999              1998
                                                   ---------------   --------------   ----------------   ---------------
Medical service revenue.........................          $334,441         $259,975           $624,408          $504,504
Amounts retained by affiliated physician
  groups........................................            77,055           63,139            123,445           124,851
                                                          --------         --------           --------          --------
Management fee revenue..........................           257,386          196,836            500,963           379,653
Other revenue...................................             9,026            7,908             14,663            12,728
                                                          --------         --------           --------          --------
Revenue.........................................          $266,412         $204,744           $515,626          $392,381
                                                          ========         ========           ========          ========

Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices and revenues earned under the Company's research agreement with Ilex Oncology, Inc.
(Ilex). The Company recognized approximately $3.2 million of revenue during the three months ended June 30, 1999 related to the termination of the research contract with Ilex.

The Company's most significant and only management service agreement to provide more than 10% of revenues is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 25.1% and 32.6% for the three months ended June 30, 1999 and 1998, and 25.4% and 33.4% for the six months ended June 30, 1999 and 1998 of the Company's total revenue.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations and Comprehensive Income. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                                                THREE MONTHS                     SIX MONTHS
                                                               ENDED JUNE 30,                  ENDED JUNE 30,
                                                        -----------------------------   ----------------------------
                                                            1999            1998            1999            1998
                                                        -------------   -------------   -------------   ------------
Revenue..............................................          100.0%          100.0%          100.0%         100.0%
Operating expenses:
 Pharmaceuticals and supplies........................           46.4            42.2            46.3           41.6
 Practice compensation and benefits..................           19.6            20.7            19.7           21.0
 Other practice costs................................           12.3            13.1            12.1           13.3
 General and administrative..........................            3.3             4.7             3.5            4.7
 Merger and integration costs........................            9.2               -             4.7              -
 Depreciation and amortization.......................            5.7             5.3             5.9            5.4
 Net interest expense................................            2.0             1.9             1.9            2.1
                                                               -----           -----           -----          -----
Income before income taxes...........................            1.5            12.1             5.9           11.9
                                                               -----           -----           -----          -----
Income taxes.........................................            2.0             4.5             2.9            4.5
                                                               -----           -----           -----          -----
Net income (loss)....................................          (0.5)%            7.6%            3.0%           7.4%
                                                               =====           =====           =====          =====

                               US ONCOLOGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

1999 COMPARED TO 1998

The Company entered into new affiliation agreements with ten oncology groups in the first six months of 1999 and nine oncology groups in the first six months of 1998, respectively. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations for the first six months of 1998 compared to the first six months of 1999 were caused, in part, by affiliations with these oncology practices.

  Revenue. Revenue increased from $392.4 million in the first six months of 1998 to $515.6 million in 1999, an increase of $123.2 million, or 31.4% and from $204.7 million in the second quarter of 1998 to $266.4 million in the second quarter of 1999, an increase of $61.7 million or 30.1%. Revenue for markets under management in the first six months of 1998 and 1999 increased $114.4 million or 30.3% over the same period from the prior year and $60.3 million or 30.8% in the second quarter of 1999. This growth was the result of expansion of services, increases in patient volume, and recruitment of or affiliation with additional physicians. In addition, the Company recognized revenue of $3.2 million in the second quarter of 1999 from the termination of its research services contract with Ilex.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the affiliated physician groups, increased from $163.4 million for the first six months of 1998 to $238.7 million for the first six months of 1999, an increase of $75.3 million, or 46.1% and from $86.5 million in the second quarter of 1998 to $123.5 million in the second quarter of 1999 an increase of $37.0 million or 42.8%. As a percentage of revenue, pharmaceuticals and supplies increased from 41.6% for the first six months of 1998 to 46.3% for the comparable period of 1999 and from 42.2% in the second quarter of 1998 to 46.4% in the second quarter of 1999. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue, the introduction of a number of new chemotherapy agents and, to a lesser extent, lower reimbursement from payors. Management expects that third-party payors will continue to negotiate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items.

  Merger and Integration Costs. In the second quarter of 1999 the Company recognized merger and integration costs of approximately $24.5 million. Merger and integration costs are comprised of transaction costs of approximately $17.2 million for professional fees, costs of due diligence, severance costs and other out of pocket expenses; restructuring costs of approximately $3.1 million for leasehold and software abandonment; and, integration costs of approximately $4.2 million for integration consulting fees, communications, and Merger related Company meetings.

  Income Taxes. Income tax expense decreased from the prior year as a result of merger and integration costs expensed in the current period. For the first six months of 1999 the Company recognized a tax provision of $15.2 million resulting in an effective tax rate of 49.8% compared to 37.6% for the same prior year period. The increased effective tax rate is the result of certain non-deductible Merger related costs.

  Net Income. Net income decreased from $29.1 million in the first six months of 1998 to $15.3 million in the first six months of 1999, a decrease of $13.8 million or 47.4% and decreased from $15.5 million for the second quarter of 1998 to a loss of $1.2 million for the second quarter of 1999. Such decreases were primarily the result of merger and integration costs of $24.5 million.
Excluding the merger costs, net income for the first six months of 1999 would have been $34.4 million which represents earnings per share of $0.34 and for the second quarter of 1999 net income would have been $17.8 million which represents earnings per share of $0.18. Net income as a percentage of revenue decreased from 7.4% for the six months ended June 30, 1998 to 6.7% for the six months ended June 30, 1999 excluding merger and integration costs and decreased from 7.6% for the second quarter of 1998 to 6.7% for the second quarter of 1999 excluding merger and integration costs. Such decreases are attributable to the shift in the revenue mix to a higher percentage of drug revenue as discussed above, the change in amortization period for management services agreements from 40 years to 25 years, effective July 1, 1998 and, to a lesser extent, the introduction of a number of new, lower margin chemotherapy agents.

                               US ONCOLOGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In response to this decline in margin relating to certain pharmaceutical agents, the Company has adopted several strategies. Most importantly, the Company has formed a number of preferred pharmaceutical relationships and continues to pursue others. In addition, the Company routinely considers and implements measures to control general and administrative costs to enable it to achieve greater economies of scale. Lastly, the Company seeks opportunities to expand its business in areas that are less affected by lower pharmaceutical margins, such as radiation oncology. The Company believes that its results of operations and financial condition have benefited from each of these strategies.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily to enter into management services agreements with, and to purchase the nonmedical assets of, medical and radiation oncology practices. During the first six months of 1999, the Company paid total consideration of $70.9 million in connection with affiliations with ten physician groups including cash and transaction costs of $32.3 million. During the comparable period of the prior year, the Company paid total consideration of $37.4 million for affiliations with nine physician groups including cash and transaction costs of $17.8 million.

To fund its growth and development, the Company has satisfied its transaction and working capital needs through borrowings under a $275 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank of North Carolina ("First Union"), as agent for the various lenders. In addition, the Company has obtained a $75 million end-loaded leasing facility (Leasing Facility) for its integrated cancer centers.

During the first six months of 1999, the Company borrowed $77.0 million, net, under the Credit Facility to fund medical practice transactions, pay merger
related expenses and the acquisition of property and equipment.   Borrowings
under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The Credit Facility and Leasing Facility contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management services agreements, the capital stock of the Company's subsidiaries and the Company's accounts receivable are pledged as security under the Credit Facility and Leasing Facility. The Company is currently in compliance with the Credit Facility and Leasing Facility covenants, with additional capacity under the Credit Facility of $38 million and Leasing Facility of approximately $34 million at June 30, 1999. The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations.

Cash used in operations was $11.2 million in the first six months of 1999, a change of $46.9 million from the comparable period in 1998. The decrease was due primarily to Merger related expenditures of $16.3 million and the timing of certain working capital payments. Excluding merger related expenditures, cash provided from operations would have been $5.1 million. Cash used in investing activities was $73.6 million for the first six months of 1999, an increase of $29.6 million from the same period of 1998. Such increase is due primarily to greater activity in medical practice transactions in 1999. Cash provided by financing activities was $74.3 million for the first six months of 1999, an increase of $62.9 million from the comparable prior year period. Such increase is due to borrowings to pay merger and integration costs as well as fund medical practice transaction costs. Incremental borrowings of $77.0 million under the Credit Facility were incurred in the first six months of 1999.

As of June 30, 1999, the Company had net working capital of $229.2 million and cash and cash equivalents of $3.2 million. The Company's also had $143.0 million of current liabilities, including approximately $23.0 million of long-term indebtedness maturing before June 30, 2000. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated medical practice transactions, merger and integration expenses and purchases of medical equipment.

                               US ONCOLOGY, INC.

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

In 1994, the Company began a project to replace the existing practice management systems (billing and collection systems) with a common system to improve efficiency and consistency among its affiliated practices of this common practice management system. The common practice management system being
implemented is believed to be Year 2000 compliant.   Any remaining practice
management systems not replaced by the new system have been modified with vendor-supplied upgrades to make them Year 2000 compliant. Costs to upgrade the practice management systems that are not converted to the common system would be expensed; however, such costs are not expected to be material.

In 1996, the Company's management incorporated a business strategy to accommodate the rapid growth of its operations. One component of this strategy was the investment in developing an integrated financial system throughout its network of affiliated physicians. This financial system is believed to be Year
2000 compliant and has been implemented in several locations.   The Company
intends to complete the implementation of this financial system by the first quarter of 2000. The costs incurred in developing this financial system have been capitalized through the initial implementation date. Any legacy financial systems not replaced before the end of 1999 are believed to be Year 2000 compliant.

  Medical Equipment. The Company has reviewed the Year 2000 readiness of the linear accelerators and associated equipment used in the affiliated radiation
oncology practices.   The suppliers of the radiation oncology equipment have
certified that, with minor upgrades, these systems will be Year 2000 compliant by the end of the third quarter. The Company has determined that all other medical equipment is Year 2000 compliant. Costs incurred to upgrade medical equipment have been expensed.

  Third-Party Payors. The Company bills and collects for medical services from numerous third party payors in operating its business. These third parties include fiscal intermediaries on behalf of the Medicare program, as well as insurance companies, HMOs and other private payors. As part of the Company's Year 2000 strategy, a comprehensive survey has been sent to all significant payors to assess their timeline for Year 2000 compliance and the impact to the
Company.   The response rate for compliance is over 90% and non-respondants are being contacted directly. All major payors who have responded to the Company's requests have declared that they are or will be Year 2000 compliant.

                               US ONCOLOGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


  Third-Party Suppliers. The Company is currently evaluating third party vendors of medical supplies and pharmaceuticals in order to determine whether their services and products will be interrupted or malfunction due to the Year 2000 problem. The Company's pharmaceutical ordering system is a proprietary system developed by a third party vendor and is utilized under the Company's purchasing contract with such vendor. This relationship has been identified and
prioritized as the most critical in the vendor evaluation process.   The third
party vendor has upgraded its pharmaceuticals purchase ordering system at no cost to the Company. The upgraded system has been certified as Year 2000 compliant by the vendor and is scheduled for implementation by the third quarter of 1999.

  Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party payors and third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company has received compliance certification from all major payors and its key third party supplier of pharmaceutical agents which reduces the Company's level of uncertainly considerably. The Company has also developed contingency plans to use alternative business practices in the event of unexpected Year 2000 related failures of third-party systems. However, there can be no assurance that unexpected Year 2000 related failures will not occur or that such contingency plans will be sufficient in the event of such failures. Any such failure affecting the Company or any third party could have a material adverse effect on the Company's results of operations, liquidity and financial condition.

  Costs. The Company estimates that total costs to be incurred in the execution of its Year 2000 Project are approximately $10.7 million, including approximately $600,000 relating to laboratory and medical equipment upgrades and replacements. The Company estimates that approximately $8.2 million of the costs will be capitalized and amortized over the useful life of the assets as they represent new applications and expanded capabilities.

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

The Company's borrowings under the Credit Facility and subordinated notes due to affiliated physicians contain an element of market risk from changes in interest rates. The Company manages this risk, in part, through the use of interest rate swaps. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 1999. The market values that result from these computations are compared with the market values of these financial instruments at June 30, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

                               US ONCOLOGY, INC.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Stockholders on June 15, 1999

(b)  No disclosure required.

(c)  The following matters were voted upon at the Annual Meeting:

Election of Directors

                                                                           WITHHELD
                              NOMINEE                        VOTES FOR     AUTHORITY
                              -------                        ---------     ---------
Russell L. Carson, as a Class III director                   33,164,929      188,966
James E. Dalton, as a Class I director                       33,164,929      188,966
Stanley A. Marks, M.D., as a Class II director               33,164,929      188,966
Richard B. Mayor, as a Class III director                    33,164,929      188,966
Robert A. Ortenzio, as a Class II director                   33,164,929      188,966
Edward E. Rogoff, M.D., as a Class I director                33,164,929      188,966
R. Dale Ross, as a Class III director                        33,164,929      188,966

Other Matters

                                                                                     VOTES AGAINST OR
                                                                    VOTES FOR            ABSTAINED
                                                                    ---------        ----------------
Approval of the issuance of up to 50,000,000 shares of
 the Company's common stock (together with associated
 Series A Preferred Stock Purchase Rights) to
 stockholders of Physician Reliance Network, Inc.
 ("PRN") pursuant to the Agreement and Plan of Merger,
 dated as of December 11, 1998, by and among the                   24,404,511              271,903
 Company, PRN and Diagnostic Acquisition, Inc.

Approval of the Company's Amended and Restated
 Certificate of Incorporation                                      18,893,202            5,120,234

Approval of an amendment to the Company's 1993 Affiliate
 Stock Option Plan                                                 18,634,689            6,041,725

Approval of amendments to the Company's 1993
 Non-Employee Director Stock Option Plan                           20,136,464            4,539,950

Approval of an amendment to the Company's 1993 Key
 Employee Stock Option Plan                                        19,050,357            5,626,057

Ratification of the Appointment of  PricewaterhouseCoopers LLP
 as the Company's independent accountants                          33,278,834               75,061

No broker non-votes were recorded.

(d) No disclosure required.

                              U.S. ONCOLOGY, INC.

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

The following table describes all unregistered sales by the Company of the Company's securities during the first six months of 1999. Each sale was a private placement made in connection with a physician transaction, as described in general in the preceding paragraph. The overwhelming majority of the affiliated physicians are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on
Section 4(2) of such Act and Rule 506 enacted thereunder.

                                                            Number of Shares    Aggregate Principal Amount
   Date of Transaction          Number of Physicians       of Common Stock(1)             of Notes
--------------------------   ---------------------------   ------------------   ---------------------------
           1/99                            8                      819,665                 $6,316,000
           1/99                            4                      283,568                  2,558,000
           1/99                            2                       47,611                    233,000
           1/99                            1                       24,426                    640,000
           1/99                            1                       18,609                    186,000
           1/99                            1                       96,366                    680,000
           2/99                            1                       12,881                    217,000
           3/99                            1                       33,381                    686,000
           6/99                           10                      402,209                  2,990,000

(1) In connection with each affiliation transaction, the Company unconditionally agrees to deliver shares of Common Stock at specified future dates.

                               US ONCOLOGY, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits

  Exhibit
  Number    Description
  ------    -----------

   3.1 Amended and Restated Certificate of Incorporation (incorporated by reference from the Company's Form 8-K/A, filed June 17, 1999)

   3.2 Amended and Restated By-Laws (incorporated by reference from the Company's Form 8-K/A filed June 17, 1999)

   4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

  10.1 Fourth Amended and Restated Loan Agreement dated May 11, 1999 among First Union National Bank, various Lenders and the Company

  10.2 Third Amendment to Certain Operative Agreements dated as of May 14, 1999 by and among the Company, various of its subsidiaries, First Security Bank, National Association as owner trustee, various Lenders and Holders (as defined herein) and First Union National Bank, as Agent

  10.3 Termination Agreement by and between Ilex Oncology, Inc. and PRN Research, Inc. (a subsidiary of the Company)

  27    Financial Data Schedule

(b)    Reports on Form 8-K

  On June 17, 1999, the Company filed an amendment to Form 8-K in connection with the consummation of the Merger.

                               US ONCOLOGY, INC.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 16, 1999              US ONCOLOGY, INC.



                                 By: /s/ L. FRED POUNDS
                                     ----------------------------------------
                                     L. Fred Pounds, Chief Financial Officer
                                       and Treasurer (duly authorized signatory
                                       and Principal Financial Officer)