Form 10-Q
period 1999-09-30
US ONCOLOGY INC
filed 1999-11-12
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999
                                      Or
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

                                (281) 873-2674
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---
   As of November 09, 1999, 85,879,035 shares of the Registrant's Common Stock were outstanding. In addition, as of November 09, 1999, the Registrant had agreed to deliver 14,915,492 shares of its Common Stock on certain future dates for no additional consideration.

                               US ONCOLOGY, INC.

                                   FORM 10-Q

                              SEPTEMBER 30, 1999

                               Table of Contents



                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheet                       3

                  Condensed Consolidated Statement of Operations
                  and Comprehensive Income                                   4

                  Condensed Consolidated Statement of Cash Flows             5

                  Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risks                                              14


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         15

         Item 2.  Changes in Securities                                     15

         Item 6.  Exhibits and Reports on Form 8-K                          16

         SIGNATURES                                                         17


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               US ONCOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                       (in thousands, except par value)

                                                                               September 30,                   December 31,
                                                                                   1999                           1998
                                                                            --------------------          ----------------------
                                 ASSETS                                          (unaudited)
Current assets:
 Cash and equivalents....................................................         $    2,070                     $    13,691
 Accounts receivable.....................................................            302,624                         243,390
 Prepaids and other current assets.......................................             76,421                          42,581
 Due from affiliated physician groups....................................             13,126                          22,354
                                                                                  ----------                     -----------
      Total current assets...............................................            394,241                         322,016
Property and equipment, net..............................................            253,274                         220,944
Management service agreements, net.......................................            526,357                         467,214
Other assets.............................................................             25,269                          23,354
                                                                                  ----------                     -----------
                                                                                  $1,199,141                      $1,033,528
                                                                                  ==========                      ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term indebtedness..........................         $   20,246                      $   22,426
   Accounts payable......................................................             73,253                          80,729
   Due to affiliated physician groups....................................             13,933                           6,606
   Accrued compensation costs............................................              7,009                          10,118
   Income taxes payable..................................................             11,222                           4,066
   Other accrued liabilities.............................................             28,769                          19,809
                                                                                  ----------                      ----------
   Total current liabilities.............................................            154,432                         143,754
Deferred income taxes....................................................             23,060                          23,537
Long-term indebtedness...................................................            331,410                         234,474
                                                                                  ----------                      ----------
   Total liabilities.....................................................            508,902                         401,765
                                                                                  ----------                      ----------
Minority interest........................................................              2,307                           1,965

Stockholders' equity:
    Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding..............................................
 Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding...............................
 Common Stock, $.01 par value, 250,000 shares authorized, 85,539 and
  81,205 issued and 85,539 and 80,830 outstanding........................                855                             812

 Additional paid-in capital..............................................            414,379                         404,749
 Common Stock to be issued, approximately 14,978 and 16,947 shares.......            102,244                          89,142
  Treasury Stock, 0 and 375 shares.......................................                                             (3,696)
  Accumulated other comprehensive income.................................              1,648                             269
 Retained earnings.......................................................            168,806                         138,522
                                                                                  ----------                      ----------
   Total stockholders' equity............................................            687,932                         629,798
                                                                                  ----------                      ----------
                                                                                  $1,199,141                      $1,033,528
                                                                                  ==========                      ==========

         The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.

    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                     (in thousands, except per share data)
                                  (unaudited)


                                                                    Three Months             Nine Months
                                                                 Ended September 30,     Ended September 30,
                                                                ---------------------   ---------------------
                                                                  1999        1998        1999        1998
                                                                ---------   ---------   ---------   ---------
Revenue......................................................   $277,789    $216,916    $793,415    $609,297

Operating expenses:
     Pharmaceuticals and supplies............................    134,773      92,916     373,502     256,307
     Practice compensation and benefits......................     54,464      44,169     156,043     126,375
     Other practice costs....................................     33,435      28,172      95,787      80,524
     General and administrative..............................     10,062      10,303      27,867      28,769
     Merger and integration costs............................      2,747                  27,238
     Depreciation and amortization...........................     15,317      13,458      45,573      34,708
                                                                --------    --------    --------    --------
                                                                 250,798     189,018     726,010     526,683
                                                                --------    --------    --------    --------
Income from operations.......................................     26,991      27,898      67,405      82,614
Interest expense, net........................................     (6,016)     (3,804)    (15,949)    (11,877)
                                                                --------    --------    --------    --------
Income before income taxes...................................     20,975      24,094      51,456      70,737
Income taxes.................................................      5,992       9,049      21,172      26,599
                                                                --------    --------    --------    --------
Net income...................................................     14,983      15,045      30,284      44,138
                                                                --------    --------    --------    --------
Other comprehensive income (loss), net of tax................      1,499         124       1,379        (134)
                                                                --------    --------    --------    --------
Comprehensive income.........................................   $ 16,482    $ 15,169    $ 31,663    $ 44,004
                                                                ========    ========    ========    ========
Net income per share - basic.................................      $0.15       $0.15       $0.30       $0.45
                                                                ========    ========    ========    ========
Shares used in per share calculations - basic................    100,493      98,331     100,018      97,550
                                                                ========    ========    ========    ========
Net income per share - diluted...............................   $   0.15    $   0.15    $   0.30    $   0.44
                                                                ========    ========    ========    ========
Shares used in per share calculations - diluted..............    102,184     100,308     101,600     100,120
                                                                ========    ========    ========    ========


         The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                  1999                 1998
                                                                           ------------------   ------------------
Cash flows from operating activities:
 Net income.............................................................            $ 30,284             $ 44,138
 Noncash adjustments:
  Depreciation and amortization.........................................              45,573               34,708
  Deferred income taxes.................................................                (477)               8,413
  Non cash merger and integration costs.................................               2,300
  Gain on contract termination..........................................              (3,152)
 Changes in operating assets and liabilities............................             (67,347)             (37,969)
                                                                                    --------             --------
    Net cash provided by operating activities...........................               7,181               49,290
Cash flows from investing activities:
 Acquisition of property and equipment..................................             (60,978)             (34,713)
 Net payments in medical practice transactions..........................             (36,182)             (22,539)
 Other..................................................................                 342                 (585)
                                                                                    --------             --------
    Net cash used in investing activities...............................             (96,818)             (57,837)
Cash flows from financing activities:
 Net proceeds from credit facilities....................................              83,000               39,000
 Repayment of other indebtedness........................................              (9,621)             (27,381)
 Purchase of Treasury Stock.............................................                                   (9,562)
 Proceeds from exercise of options......................................               4,637                3,350
                                                                                    --------             --------
    Net cash provided by financing activities...........................              78,016                5,407
Decrease in cash and equivalents........................................             (11,621)              (3,140)
Cash and equivalents:
 Beginning of period....................................................              13,691                7,772
                                                                                    --------             --------
 End of period..........................................................            $  2,070             $  4,632
                                                                                    ========             ========
Noncash transactions:
 Value of Common Stock to be issued in medical
   practice transactions................................................            $ 21,834             $  8,403
 Debt issued in medical practice transactions...........................              20,642               14,696
 Debt assumed in medical practice transactions..........................                  86
 Tax benefit from exercise of non-qualified stock options...............                                    4,301
 Debt issued to finance insurance premiums..............................                 649

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

Operating segments

During 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's sole business is providing comprehensive management services, facilities and equipment, administrative and technical support and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient cancer care. The physicians affiliated with the Company provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including comprehensive oncology services (including primarily medical, radiation, and gynecological services), diagnostic radiology services, retail pharmacy services and clinical research. For the first nine months of 1999 and 1998, oncology related services was the only product line that exceeded the reporting thresholds of FAS 131. The Company, therefore, has used the aggregation criteria of FAS 131 and reports a single segment.

NOTE 2 - Business Combination

On June 15, 1999, the Company, formerly American Oncology Resources, Inc. (AOR), consummated a merger transaction pursuant to which Physician Reliance Network, Inc. (PRN) became a wholly owned subsidiary of the Company and each outstanding share of PRN's common stock was converted into .94 shares of the Company's common stock (the Merger). At the time of the Merger, the Company changed its name to US Oncology, Inc. The transaction was accounted for as a pooling of interests and accordingly the financial statements presented herein have been restated to conform to the presentation and accounting standards of the two companies. The Company has recognized merger and integration costs for the nine months and three months ended September 30, 1999 of approximately $27.2 million and $2.7 million respectively. Merger and integration costs for the nine months ended September 30, 1999 are comprised of transaction costs of approximately $17.2 million for professional fees, costs of due diligence, severance costs and other out of pocket expenses; restructuring costs of approximately $5.0 for leasehold and software abandonment; and, integration costs of approximately $5.0 million for integration consulting fees, communications, and Merger related Company meetings.

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

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                               Three Months                       Nine Months
                                                           Ended September 30,                 Ended September 30,
                                                     --------------------------------   ---------------------------------
                                                          1999              1998             1999              1998
                                                     ---------------   --------------   ---------------   ---------------
Medical service revenue...........................       $351,127         $275,952        $1,008,897          $780,456
Amounts retained by affiliated physician groups...         83,297           68,152           240,104           193,003
                                                         --------         --------        ----------          --------
Management fee revenue............................        267,830          207,800           768,793           587,453
Other revenue.....................................          9,959            9,116            24,622            21,844
                                                         --------         --------        ----------          --------
Revenue...........................................       $277,789         $216,916        $  793,415          $609,297
                                                         ========         ========        ==========          ========

The Company's most significant and only management service agreement to provide more than 10% of revenues to the Company is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 29.5% and 25.2% for the nine months ended September 30, 1998 and 1999 of the Company's total revenue, and 28.9% and 24.8% for the three months ended September 30, 1998 and 1999.

                               US ONCOLOGY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                                  (unaudited)

NOTE 4 - Credit Facility and Master Lease

Credit Facility

On June 15, 1999, in connection with the Merger, the Company executed a $275 million revolving credit facility (Credit Facility) with First Union National Bank (First Union), individually and as Administrative Agent for eight additional lenders ("Lenders"). The Credit Facility consists of a $175 million five-year revolving credit facility and a $100 million 364-day revolving credit facility. Initial proceeds under the Revolver were used to refinance existing debt and to pay certain transaction fees and expenses in connection with the Credit Facility and the Merger. Proceeds of loans under the Credit Facility may be used to finance medical practice transactions, to provide working capital and for other general corporate uses. As of September 30, 1999, the Company had an outstanding balance of $239 million under the Credit Facility. The Company has classified the Credit Facility as long-term indebtedness due to its ability and intent to maintain the borrowings beyond the next twelve months. Costs incurred in connection with the extinguishment of the Company's previous credit facilities were expensed in the second quarter as merger and integration costs.

Borrowings under the Credit Facility are secured by all capital stock of the Company's subsidiaries, all of the Company's management services agreements and all accounts receivable of the Company. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) up to LIBOR plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of September 30, 1999, the weighted average interest rate on all outstanding draws under the Credit Facility was 6.7%.

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

Master Lease

On June 15, 1999, the Company amended its $75 million master lease agreement related to integrated cancer centers to extend the construction and acquisition period through December 2000. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities to the Company. The initial term of the lease is for five years and can be renewed in one year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option. Advances under the master lease agreement as of September 30, 1999 were $42 million.

                               US ONCOLOGY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

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

The table summarizes the determination of shares used in per share calculations (in thousands):

                                                               Three Months                          Nine Months
                                                            Ended September 30,                  Ended September 30,
                                                     ---------------------------------   ------------------------------------
                                                           1999              1998              1999                1998
                                                     -----------------   -------------   -----------------   ----------------
   Outstanding at end of period:
     Common Stock...................................       85,539           79,812             85,539             79,812
     Common Stock to be issued......................       14,978           17,905             14,978             17,905
                                                          -------          -------            -------            -------
                                                          100,517           97,717            100,517             97,717
     Effect of weighting............................          (24)             614               (499)              (167)
                                                          -------          -------            -------            -------
       Shares used in per share calculations-basic..      100,493           98,331            100,018             97,550

   Effect of weighting and assumed share
     equivalents for grants of stock options at
     less than the weighted average price and
     subordinated convertible promissory notes......        1,691            1,977              1,582              2,570
                                                          -------          -------            -------            -------
     Shares used in per share calculations-diluted..      102,184          100,308            101,600            100,120
                                                          =======          =======            =======            =======
   Anti-dilutive stock options not included above...        3,921            3,356              5,737              2,242
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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The statements contained in this report, in addition to historical information, are forward-looking statements based on the Company's current expectations, and actual results may vary materially. Forward-looking statements often include words like "believe", "plan", "expect", "intend" or "estimate". The Company's business and financial results are subject to various risks and uncertainties, including the Company's continued ability to enter into affiliations with new physician practices and to successfully integrate such practices, the results of operations of groups currently affiliated with the Company including results of operations impacted by changes in cancer therapies or the manner in which cancer care is delivered, the ability to construct integrated cancer centers and to operate them profitably, competition, reductions in third-party reimbursement for services rendered by physician groups affiliated with the Company, drug utilization, health care regulation and other risks generally affecting the health care industry. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the joint proxy statement and prospectus distributed in connection with the Merger, each of which was filed with the Securities and Exchange Commission (SEC), and the Company's subsequent filings with the SEC for a more detailed discussion of such risks and uncertainties. Many of these risks and uncertainties are beyond the Company's ability to control or predict. These forward-looking statements are provided as a framework for the Company's results of operations. The Company does not intend to provide updated information other than as otherwise required by applicable law.

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

                               US ONCOLOGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                             Three Months                         Nine Months
                                                           Ended September 30,                 Ended September 30,
                                                   --------------------------------   ----------------------------------
                                                        1999              1998             1999               1998
                                                   ---------------   --------------   ---------------   ----------------
Medical service revenue.........................      $351,127         $275,952        $1,008,897           $780,456
Amounts retained by affiliated physician
  groups........................................        83,297           68,152           240,104            193,003
                                                      --------         --------        ----------           --------
Management fee revenue..........................       267,830          207,800           768,793            587,453
Other revenue...................................         9,959            9,116            24,622             21,844
                                                      --------         --------        ----------           --------
Revenue.........................................      $277,789         $216,916        $  793,415           $609,297
                                                      ========         ========        ==========           ========

The Company's most significant and only management service agreement to provide more than 10% of revenues to the Company is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 29.5% and 25.2% for the nine months ended September 30, 1998 and 1999 of the Company's total revenue, and 28.9% and 24.8% for the three months ended September 30, 1998 and 1999.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations and Comprehensive Income. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                                                Three Months                    Nine Months
                                                             Ended September 30,            Ended September 30,
                                                        -----------------------------   ----------------------------
                                                            1999            1998            1999            1998
                                                        -------------   -------------   -------------   ------------
Revenue..............................................       100.0%          100.0%          100.0%         100.0%
Operating expenses:
 Pharmaceuticals and supplies........................        48.5            42.8            47.1           42.1
 Practice compensation and benefits..................        19.6            20.4            19.7           20.8
 Other practice costs................................        12.0            13.0            12.1           13.2
 General and administrative..........................         3.6             4.7             3.5            4.7
 Merger and integration costs........................         1.0                             3.4
 Depreciation and amortization.......................         5.5             6.2             5.7            5.7
 Net interest expense................................         2.2             1.8             2.0            1.9
                                                            -----           -----           -----          -----
Income before income taxes...........................         7.6            11.1             6.5           11.6
                                                            -----           -----           -----          -----
Income taxes.........................................         2.2             4.2             2.7            4.4
                                                            -----           -----           -----          -----
Net income...........................................         5.4%            6.9%            3.8%           7.2%
                                                            =====           =====           =====          =====

                               US ONCOLOGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

1999 COMPARED TO 1998

The Company entered into new affiliation agreements with fifteen oncology groups in the first nine months of 1999 and twelve oncology groups in the first nine months of 1998. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations for the first nine months of 1998 compared to the first nine months of 1999 were caused, in part, by affiliations with these oncology practices.

  Revenue. Revenue increased from $609.3 million in the first nine months of 1998 to $793.4 million in 1999, an increase of $184.1 million, or 30.2%, and from $216.9 million in the third quarter of 1998 to $277.8 million in the third quarter of 1999, an increase of $60.9 million or 28.1%. Revenue for markets under management in the first nine months of 1998 and 1999 increased $114.2 million or 18.7% over the same period from the prior year, and $50.5 million or 24.7% in the third quarter of 1999. This growth was the result of expansion of services, increases in patient volume, and recruitment of or affiliation with additional physicians.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the affiliated physician groups, increased from $256.3 million for the first nine months of 1998 to $373.5 million for the first nine months of 1999, an increase of $117.2 million, or 45.7%, and from $92.9 million in the third quarter of 1998 to $134.7 million in the third quarter of 1999, an increase of $41.2 million or 45.0%. As a percentage of revenue, pharmaceuticals and supplies increased from 42.1% for the first nine months of 1998 to 47.1% for the comparable period of 1999 and from 42.8% in the third quarter of 1998 to 48.5% in the third quarter of 1999. This increase was primarily due to a shift in the revenue mix to a higher percentage of revenue from drugs, the introduction of a number of new chemotherapy agents and a shift to lower margin drugs. Management expects that third-party payors will continue to negotiate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items.

  Other Practice Costs. Other practice costs which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $80.5 million for the first nine months of 1998 to $95.8 million for the first nine months of 1999, an increase of $15.3 million or 19.0%, and from $28.2 million in the third quarter of 1998 to $33.5 million in the third quarter of 1999, an increase of $5.3 million or 18.8%. The increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue other practice costs decreased from 13.2% in the first nine months of 1998 to 12.1% in the first nine months of 1999 and from 13.0% in the third quarter of 1998 to 12.0% in the third quarter of 1999. The decrease was primarily attributable to economies of scale.

  Merger and Integration Costs. In the first nine months of 1999 the Company recognized merger and integration costs of approximately $27.2 million. Merger and integration costs are comprised of transaction costs of approximately $17.2 million for professional fees, costs of due diligence, severance costs and other out of pocket expenses; restructuring costs of approximately $5.0 million for leasehold and software abandonment; and integration costs of approximately $5.0 million for integration consulting fees, communications and Merger related Company meetings.

  Income Taxes. Income tax expense increased from the prior year. For the first nine months of 1999 the Company recognized a tax expense of $21.2 million resulting in an effective tax rate of 41.1% compared to 37.6% for the same prior year period. The increase in the effective tax rate is attributable to non-deductible merger and integration charges.

  Net Income. Net income decreased from $44.1 million in the first nine months of 1998 to $30.3 million in the first nine months of 1999, a decrease of $13.8 million or 31.3%. Net income remained at $15.0 million for the third quarter of 1998 and 1999. Excluding the merger costs, net income for the first nine months of 1999 was $49.2 million, which represents earnings per share of $.48, and for the third quarter of 1999 net income would have been $14.8 million, which represents earnings per share of $.15. Net income as a percentage of revenue decreased from 7.2% for the nine months ended September 30, 1998 to 6.2% for the nine months ended September 30, 1999 excluding merger and integration costs, and decreased from 6.9% for the third quarter of 1998 to 5.3% for the third quarter of 1999, excluding merger and integration costs. Such decreases are attributable to the shift in the revenue mix to a higher percentage of drug revenue as discussed above, an increase in the use of lower margin chemotherapy agents and, for the nine months ended only, to a change in amortization period for management services agreements from forty years to twenty-five years, effective July 1, 1998.

                               US ONCOLOGY, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In response to this decline in margin relating to certain pharmaceutical agents, the Company has adopted several strategies. Most importantly, the Company has formed a number of preferred pharmaceutical relationships and continues to pursue others. In addition, the Company routinely considers and implements measures to control other operating costs to enable it to achieve greater economies of scale. Lastly, the Company seeks opportunities to expand its business in areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. The Company believes that its results of operations and financial condition have benefited from each of these strategies.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily to enter into management services agreements with, and to purchase the nonmedical assets of, medical and radiation oncology practices. During the first nine months of 1999, the Company paid total consideration of $78.7 million in connection with affiliations with fifteen physician groups, including cash and transaction costs of $36.2 million. During the comparable period of the prior year, the Company paid total consideration of $45.6 million for affiliations with twelve physician groups, including cash and transaction costs of $22.5 million.

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

During the first nine months of 1999, the Company borrowed $83 million, net, under the Credit Facility to fund medical practice transactions, pay merger
related expenses and the acquisition of property and equipment.   Borrowings
under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The Credit Facility and Leasing Facility contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management services agreements, the capital stock of the Company's subsidiaries and the Company's accounts receivable are pledged as security under the Credit Facility and Leasing Facility. The Company is currently in compliance with the Credit Facility and Leasing Facility covenants, with additional capacity under the Credit Facility of $36 million and Leasing Facility of approximately $33 million at September 30, 1999. The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations.

Cash provided by operations was $7.2 million in the first nine months of 1999, a decrease of $42.1 million from the comparable period in 1998. The decrease was due primarily to Merger related expenditures of $21.5 million and the timing of certain working capital payments. Excluding merger related expenditures, cash provided from operations would have been $28.7 million. Cash used in investing activities was $96.8 million for the first nine months of 1999, an increase of $39.0 million from the same period of 1998. Such increase is due primarily to greater activity in medical practice transactions in 1999 as well as increased purchases of property and equipment. Cash provided by financing activities was $78.0 million for the first nine months of 1999, an increase of $72.6 million from the comparable prior year period. Such increase is due to borrowings to pay merger and integration costs as well as fund medical practice transaction costs. Incremental borrowings of $83 million under the Credit Facility were incurred in the first nine months of 1999.

As of September 30, 1999, the Company had net working capital of $239.8 million and cash and cash equivalents of $2.1 million. The Company's also had $154.4 million of current liabilities, including approximately $20.2 million of current indebtedness maturing before September 30, 2000. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated medical practice transactions, merger and integration expenses and purchases of medical equipment.

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

  Medical Equipment. The Company has reviewed the Year 2000 readiness of the linear accelerators and associated equipment used in the affiliated radiation
oncology practices.   The suppliers of the radiation oncology equipment have
certified that, with minor upgrades, these systems will be Year 2000 compliant by the end of the fourth quarter. The Company has determined that all other medical equipment is Year 2000 compliant. Costs incurred to upgrade medical equipment have been expensed.

  Third-Party Payors. The Company bills and collects for medical services from numerous third party payors in operating its business. These third parties include fiscal intermediaries on behalf of the Medicare program, as well as insurance companies, HMOs and other private payors. As part of the Company's Year 2000 strategy, a comprehensive survey has been sent to all significant payors to assess their timeline for Year 2000 compliance and the impact to the Company. The response rate for compliance is over 90% and non-respondants are being contacted directly. All major payors who have responded to the Company's requests have declared that they are or will be Year 2000 compliant by December 31, 1999.

                               US ONCOLOGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

  Third-Party Suppliers. The Company is currently evaluating third party vendors of medical supplies and pharmaceuticals in order to determine whether their services and products will be interrupted or malfunction due to the Year 2000 problem. The Company's pharmaceutical ordering system is a proprietary system developed by a third party vendor and is utilized under the Company's purchasing contract with such vendor. This relationship has been identified and
prioritized as the most critical in the vendor evaluation process.   The third
party vendor has upgraded its pharmaceuticals purchase ordering system at no cost to the Company. The upgraded system has been certified as Year 2000 compliant by the vendor and is scheduled for implementation by the fourth quarter of 1999.

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

The Company's borrowings under the Credit Facility and subordinated notes due to affiliated physicians contain an element of market risk from changes in interest rates. The Company manages this risk, in part, through the use of interest rate swaps. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. The Company is not obligated under any interest rate swap agreements at September 30, 1999.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at September 30, 1999. The market values that result from these computations are compared with the market values of these financial instruments at September 30, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

                               US ONCOLOGY, INC.


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings


A range of federal, civil and criminal laws target false claims and fraudulent activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement. The Federal False Claims Act carries potential penalties of $5,000 to $10,000 for each false claim, as well as for treble damages, and exclusion from the Medicare and Medicaid system. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a "whistleblower" or "qui tam" action. Because such actions are filed under seal and may remain secret for a significant period of time, the Company may not be aware of the existence of any such claim against it.

Earlier this month, the Company was informed that one of the Company's subsidiaries and an affiliated physician group are the subject of allegations that their billing practices may violate the Federal False Claims Act. It is our understanding that the allegations are the result of two qui tam complaints filed under seal prior to the Merger. The Company has been informed that the Civil Division of the U.S. Department of Justice will be investigating the allegations in order to determine if the United States will intervene and pursue the claims on behalf of the plaintiffs. If the United States does not intervene, the plaintiffs may continue to pursue the claims individually. Because the complaints are under seal and very little information is available for the Company to review, and because the Company is awaiting further information from the Department of Justice (including its decision regarding intervention), the Company is unable to fully assess at this point in time the nature or magnitude of these allegations. If the plaintiffs and/or the United States were to prevail in these claims, the resulting judgment could have a material adverse effect on the Company.

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

For the first nine months of 1999 the Company affiliated with fifteen physician groups consisting of forty-one physicians. In conjunction with these transactions the Company agreed to issue 1,966,260 shares of Common Stock and issued $17.8 million of subordinated promissory notes. Each sale was a private placement made in connection with a physician transaction, as described in general in the preceding paragraph. The overwhelming majority of the affiliated physicians are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

                               US ONCOLOGY, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

  Exhibit
  Number    Description
  ------    -----------

   3.1 Amended and Restated Certificate of Incorporation (incorporated by reference from the Company's Form 8-K/A, filed June 17, 1999)

   3.2 Amended and Restated By-Laws (incorporated by reference from the Company's Form 8-K/A filed June 17, 1999)

   4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2,
            1997)

  10.1 Fourth Amended and Restated Loan Agreement dated May 11, 1999 among First Union National Bank, various Lenders and the Company (incorporated by reference from the Form 10-Q for the Second Quarter of 1999)

  10.2 Third Amendment to Certain Operative Agreements dated as of May 14, 1999 by and among the Company, various of its subsidiaries, First Security Bank, National Association as owner trustee, various Lenders and Holders (as defined herein) and First Union National Bank, as Agent (incorporated by reference from the Form 10-Q for the Second Quarter of 1999)

  27        Financial Data Schedule


(b)    Reports on Form 8-K

  The Company did not file any current reports on Form 8-K during the Third Quarter of 1999.

                               US ONCOLOGY, INC.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 11, 1999          US ONCOLOGY, INC.



                                 By: /s/ L. FRED POUNDS
                                    -------------------------------------------
                                    L. Fred Pounds, Chief Financial Officer and
                                    Treasurer (duly authorized signatory and
                                    Principal Financial Officer)