Form 10-K
period 1999-12-31
US ONCOLOGY INC
filed 2000-03-30
CIK 943061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission file number 0-26190


                               US ONCOLOGY, INC.
             (Exact name of registrant as specified in its charter)
                     _____________________________________



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

                    Series A Preferred Stock Purchase Rights
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 2000 was $396,389,644 (based upon the closing sales price of the Common Stock on The Nasdaq Stock Market on March 17, 2000 of $4.625 per share). For purposes of this calculation, shares held by non-affiliates exclude only those shares beneficially owned by executive officers, directors and stockholders beneficially owning 10% or more of the outstanding Common Stock.

  There were 89,831,290 shares of the Registrant's Common Stock outstanding on March 17, 2000. In addition, as of March 17, 2000, the Registrant had agreed to deliver 10,867,525 shares of its Common Stock on certain future dates for no additional consideration.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement issued in connection with the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS

          US Oncology, Inc. (together with its subsidiaries, "US Oncology" or the "Company") is a cancer management company. The Company provides comprehensive management services under long-term agreements to oncology practices comprised of over 800 physicians in 26 states. The physicians affiliated with US Oncology provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including medical oncology, radiation oncology, gynecologic oncology, stem cell transplantation, diagnostic radiology and clinical research. The Company was incorporated in October 1992 under the laws of the State of Delaware. The Company's principal executive offices are located at 16825 Northchase Drive, Suite 1300, Houston, Texas, and its telephone number is (281) 873-2674.

          On June 15, 1999, a wholly owned subsidiary of the Company merged with and into Physician Reliance Network, Inc. ("PRN"), a cancer management company. As a result of the merger, PRN became a wholly owned subsidiary of US Oncology, and each holder of PRN common stock received 0.94 shares of the Company's common stock for each PRN share held. The transaction was accounted for under the pooling of interests method of accounting and treated as a tax-free exchange. The Company's financial statements included in this report have been retroactively restated to combine the accounts of US Oncology (formerly known as American Oncology Resources, Inc. ("AOR")) and PRN for all periods presented using their historical basis.

Management Services

          The Company is a cancer management company, and its primary business is providing comprehensive management services to oncology practices, including the following:

          STRATEGIC SERVICES. At each affiliated practice, an operating board comprised of equal representation from the Company and affiliated physicians is created to develop and adopt a strategic plan designed to improve the performance of the practice by (i) outlining physician recruiting goals, (ii) identifying services and equipment to be added, (iii) identifying desirable payor relationships and other oncology groups that are possible affiliation candidates and (iv) facilitating communication with other affiliated physician groups in the US Oncology network.

          FINANCIAL SERVICES. The Company provides comprehensive financial analysis to each affiliated physician group in connection with managed care contracting and billing, collection, reimbursement, tax and accounting services. The Company also implements its cash management system. In addition, the Company and each affiliated physician group jointly develop a comprehensive budget that involves the adoption of financial controls and cost containment measures.

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

          COMPLIANCE PROGRAM. The Company and, more particularly, its affiliated physician groups are intensely regulated at the federal, state and local level. To help each affiliated physician group comply with increasingly complex laws and regulations applicable to oncology practices, the Company has implemented a comprehensive compliance program.

          PERSONNEL MANAGEMENT. The Company employs and manages substantially all nonmedical personnel of most physician groups, including the executive director, controller and other administrative personnel. The Company evaluates these employees, makes staffing recommendations, provides and manages employee benefits and implements personnel policies and procedures. The Company also provides similar administrative services to each physician group's employees.

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

          CLINICAL INITIATIVES AND STANDARDS. The Company organizes clinical conferences for its affiliated physicians to discuss and identify clinical care, research and educational strategies for the Company's network of affiliated physicians. The Company also assists its affiliated physicians in developing clinical practice guidelines for the different types of cancer and in operating in accordance with the standards of care required for accreditation by managed care accreditation bodies. The Company is also implementing a clinical information system with the goal of facilitating the exchange of information among affiliated physicians. The Company expects the system will enable the physicians to share clinical data and treatment patterns and will allow ready access to current protocols and information regarding cancer therapies and research developments.

Operations of Oncology Groups

          Since the Company's incorporation in October 1992, the Company has grown rapidly from managing a single practice comprised of six physicians in one state to managing oncology practices comprised of over 800 physicians in 26 states.

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

          The affiliated physician groups offer a wide array of services to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion and radiation oncology services, stem cell transplantation, clinical laboratory services, diagnostic radiology services, pharmacy services and patient education. The groups employ a range of personnel to provide these services, such as medical assistants, nurses (including oncology certified nurses), radiation therapy technicians, physicists and laboratory and pharmacy technicians. The practice sites are generally located in close proximity to other health care providers and typically are equipped to provide the outpatient services necessary to treat and care for cancer patients and their families.

Affiliation Structure

     The Company's structure enables its affiliated physicians to retain their autonomy through ownership and participation in their local professional corporation or other entity, thereby maintaining local authority and control over medical practice decisions. The Company believes that this local governance structure is critical to its success.

          In connection with affiliating with a physician group, the Company enters into a management agreement with the group and purchases the group's nonmedical assets. In consideration of these arrangements, the Company typically pays cash and subordinated promissory notes and agrees to deliver shares of its Common Stock at specified future dates (typically on the second through fifth anniversaries of the closing date). In addition, in most of the Company's physician group affiliations, each affiliated physician enters into an employment or noncompetition agreement with the physician group. The Company believes that the delivery of shares on a delayed basis, the Company's affiliation structure and the compensation formulas defined in the management agreements all serve to align the long-term interests of the affiliated physician groups with those of the Company.

          The management service agreements with the affiliated physician groups generally have contractual terms of 40 years. These agreements cannot be terminated by the physician groups without cause. As consideration for the Company's management services, each management agreement provides for payment to the Company of a management fee. In all of the Company's management agreements, the Company's management fee includes reimbursement for all practice costs (other than amounts retained by the physicians). The Company is also paid an additional management fee. Some of the Company's management agreements provide that this additional fee is a percentage of the practice's earnings before income taxes. In others, the additional fee is comprised of a fixed fee, plus a percentage fee (in most states) plus, if certain financial and performance criteria are met, a performance fee.


Competition

          The business of providing health care services generally, and of managing and providing oncology services specifically, is competitive. The Company's profitability depends on the continued success of its affiliated physician groups. These physician groups face competition from several sources, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations.

Regulation

          General. The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company and its affiliated physician groups operate will not change significantly and adversely in the future. In general, regulation and scrutiny of health care providers and companies are increasing.

          There are currently several federal and state initiatives to amend regulations relating to the provision of health care services, the legal structure under which those services are provided, access to health care, disclosure of health care information, costs of health care and the manner in which health care providers are reimbursed for their services. It is not possible to predict whether any such initiatives will be enacted or, if enacted, what their form, effective dates or impact on the Company will be. The execution of a management agreement with a physician group currently does not require any regulatory approval on the part of the Company or the physician group. However, in connection with the expansion of existing operations and the entry into new markets, the Company and its affiliated physician groups may become subject to additional regulation.

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

     Licensing and Certificate of Need Requirements. Every state imposes licensing requirements on individual physicians and on facilities and services operated or provided by physicians. Many states require regulatory approval, including certificates of need, before (a) establishing certain types of health care facilities, (b) offering certain services or (c) expending monies in excess of statutory thresholds for health care equipment, facilities or programs.

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

          The Medicare and Medicaid anti-kickback amendments (the "Anti-Kickback Amendments") provide criminal penalties for individuals or entities participating in the Medicare or Medicaid programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act also includes the sanction of excluding violators from participation in the Medicare or Medicaid programs.

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

          In 1991, the Inspector General of the United States Department of Health and Human Services first published "Safe Harbor Regulations," defining safe harbors for certain arrangements that do not violate the Anti-Kickback Amendments. One of the safe harbors specifically provided is a safe harbor for personal services and management contracts. Under this safe harbor, "remuneration" prohibited by the Anti-Kickback Amendments does not include any payment made by a principal to an agent as compensation for services of the agent as long as certain standards are met. To the Company's knowledge, there have been no agency interpretations or case law decisions of management agreements similar to the Company's that would indicate that such agreements do not fall within a safe harbor. Further, the Company believes that since it is not a provider of medical services, and is not in a position to refer patients to any particular medical practice, the remuneration it receives for providing services does not violate the Anti-Kickback Amendments.

          Prohibitions on Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 ("OBRA") includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as the "Stark Bill." The Stark Bill originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest in or compensation relationship with the entity. The revisions to the Stark Bill prohibit a referral to an entity in which the physician or a family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services." In January 1998, the Health Care Financing Administration proposed additional regulations to the Stark Bill. It is not yet possible to predict whether these proposed regulations will be adopted or, if adopted, what their final form, effective dates and impact on the Company will be.

          Prohibitions on Certain Compensation Arrangements. The OBRA legislation also prohibits physician group practices from developing compensation or bonus arrangements that are directly related to the volume or value of referrals by a physician in the group for designated health services.

          Antitrust. The Company and its affiliated physician groups are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of markets. The Company believes it is in compliance with these laws, but there can be no assurance that a review of the Company's or its affiliated physician groups' business would not result in a determination that could adversely affect the operations of the Company and its affiliated physician groups.

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

          Enforcement Environment. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. Proper billing and coding of medical services is part of the complex reimbursement requirements to which the Company's affiliated physicians must adhere, individually and through their group practices, in order to practice medicine and be compensated for it in accordance with applicable law. Although the Company's compliance program requires adherence to applicable law and promotes reimbursement education and training, because the Company performs administrative services for its affiliated physician groups, it is likely that governmental investigations or lawsuits regarding affiliated physician groups' compliance with reimbursement requirements would also encompass the activities of the Company. A determination that billing and coding practices are false or fraudulent could have a material adverse effect on the Company.

          The Federal False Claims Act has been the most successful vehicle for identifying and enforcing billing, reimbursement and other regulatory violations. In addition to the government bringing claims under the Federal False Claims Act, qui tam, or "whistleblower", actions may be brought by private individuals on behalf of the government. A violation under the False Claims Act occurs each time a claim is submitted to the government or each time a false record is used to get a claim approved, when the claim is false or fraudulent and the defendant acted knowingly. Under the False Claims Act, defendants face exclusion from the Medicare/Medicaid programs and monetary damages of $5,000 to $10,000 for each false claim, as well as treble damages.

          Compliance. The Company has implemented a comprehensive compliance program designed to assist the Company and its affiliated physician groups in complying with applicable law. In addition, the Company recognizes that health care regulations will continue to change and, as a result, regularly monitors
developments in health care law.   The Company expects to modify its agreements
and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure all of its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

Executive Officers of the Registrant

             Name, Age, and Position                                   Experience
--------------------------------------------------   -----------------------------------------------

R. DALE ROSS, age 53                                 Mr. Ross has been Chairman of the Board and
          Chairman of the Board of Directors and     Chief Executive Officer since December 1992.
           Chief Executive Officer                   He was self-employed from April 1990 until
                                                     joining the Company.  From December 1982 until
                                                     April 1990, Mr. Ross was employed by HMSS,
                                                     Inc., a home infusion therapy company.  Mr.
                                                     Ross founded HMSS, Inc. and served as its
                                                     President and Chief Executive Officer and as a
                                                     director.

LLOYD K. EVERSON, M.D., age 56                       Dr. Everson has been President of the Company
          President                                  since November 1993.  He received his medical
                                                     degree from Harvard Medical School and his
                                                     oncology training at Memorial Sloan Kettering
                                                     National Cancer Institute.  He is board
                                                     certified in medical oncology.  Dr. Everson
                                                     has published widely in the field of oncology
                                                     and is a member of numerous professional
                                                     associations. He also has served as President
                                                     of the Association of Community Cancer Centers
                                                     and as Associate Chairman for Community
                                                     Programs for the Eastern Cooperative Oncology
                                                     Group.


MARK E. AHERN, age 42                                Mr. Ahern joined the Company in 1995 and has
          Senior Vice President for Development      been involved in various development roles
                                                     since that time.  Mr. Ahern currently oversees
                                                     development activities involving new physician
                                                     affiliations and physician recruitment.  Prior
                                                     to joining the Company, Mr. Ahern was Vice
                                                     President, Business Development at Caremark
                                                     Oncology Practice Management.


JOSEPH S. BAILES, M.D., age 43                       Dr. Bailes joined the Company in June 1999.
           Executive Vice President for Clinical     Prior to that, he was President of PRN from
            Services                                 1985 to 1999.  Dr. Bailes was formerly a
                                                     physician at Texas Oncology, P.A., the
                                                     Company's largest affiliated physician group.
                                                     Dr. Bailes is Board Certified in medical
                                                     oncology.  He is currently President of The
                                                     American Society of Clinical Oncology.


DAVID S. CHERNOW, age 43                             Mr. Chernow joined the Company in 1993.  He is
          President, Physician Services Group        currently President of the Physician Services
                                                     Group,


                                                     which is responsible for coordinating
                                                     the full spectrum of operational and
                                                     development services to the US Oncology
                                                     network of affiliated physicians, including
                                                     new affiliations, cancer center development,
                                                     physician recruitment and other development
                                                     and strategic initiatives.


ATUL DHIR, M.D.; D. Phil, age 37                     Dr. Dhir joined the Company in November 1999.
          President, Cancer Information and          As President of Cancer Information and
           Research Group                            Research Group, he is responsible for the
                                                     Company's clinical trial activities, cancer
                                                     information services and transplant
                                                     initiatives.  Prior to joining the Company,
                                                     Dr. Dhir was a Vice President at Monsanto
                                                     Corporation from 1996 to 1998; President of
                                                     Health Strategies Partners, a company he
                                                     founded that provided consulting services to
                                                     hospitals and physicians from 1994 until 1996;
                                                     and a health care consultant with McKinsey &
                                                     Company from 1989 until 1993.  Dr. Dhir holds
                                                     a D. Phil. in molecular biology from Oxford
                                                     University, where he was a Rhodes Scholar.

MARC I. KERLIN, age 36                               Mr. Kerlin joined the Company in 1994.  As
          Senior Vice President  of Managed Care     Senior Vice President of Managed Care,
                                                     Mr. Kerlin's primary area of responsibility is
                                                     managed care contracting.


WILLIAM F. MCKEON, age 40                            Mr. McKeon joined the Company in 1997.  He is
          Senior Vice President for Marketing and    primarily responsible for the Company's
           eCommerce                                 marketing, eCommerce and eHealth initiatives.
                                                     Prior to joining the Company, Mr. McKeon was
                                                     involved in marketing at Stanford University
                                                     Medical Center from 1991 until 1997.


R. ALLEN PITTMAN, age 52                             Mr. Pittman joined the Company in 1993.  As
           Chief Administrative Officer              chief administrative officer, he oversees the
                                                     corporate services functions of the Company,
                                                     including human resources, real estate and
                                                     general administrative services.

L. FRED POUNDS, age 52                               Mr. Pounds joined the Company in January 1993
           Chief Financial Officer and Treasurer     as its Chief Financial Officer. On December
                                                     13, 1999, Mr. Pounds resigned as the Company's
                                                     Chief Financial Officer, effective March 31,
                                                     2000.

LEO E. SANDS, age 52                                 Mr. Sands joined the Company in November 1992.
          Chief Compliance Officer and Secretary     He is primarily responsible for the Company's
                                                     compliance program, including all aspects of
                                                     regulatory and health care compliance and
                                                     governmental relations.

PHILLIP H. WATTS, age 34                             Mr. Watts joined the Company in January 1998
          General Counsel                            as its General Counsel.  He has primary
                                                     responsibility for overseeing all legal
                                                     operations of the Company.  From September
                                                     1991 until December 1997, Mr. Watts was an
                                                     attorney at Mayor, Day, Caldwell & Keeton,
                                                     L.L.P., a law firm in Houston, Texas that is
                                                     the Company's primary outside legal counsel.


Employees

          As of December 31, 1999, the Company employed 3,202 people. In addition, as of December 31, 1999, the affiliated physician groups employed 3,980 people (excluding the affiliated physicians). Under the terms of the management agreements with the affiliated physician groups, the Company is responsible for the practice compensation and benefits of the groups' non-physician medical personnel. No employee of the Company or of any affiliated group is a member of a labor union or subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Service Marks

          The Company has registered the service mark "US Oncology" with the United States Patent and Trademark Office.

ITEM 2.  PROPERTIES

          The Company leases its corporate offices in Houston, Texas, where the Company's headquarters are located. The Company or its affiliated physician groups also own, lease, sublease or occupy the facilities where the affiliated physician groups provide medical services. In connection with the development of integrated cancer centers, the Company has acquired land valued at approximately $18.1 million. The Company anticipates that, as its affiliated group practices grow, expanded facilities will be required.

          In addition to conventional physician office space, in several markets the Company has developed comprehensive cancer centers that are generally free-standing facilities in which a full range of outpatient cancer treatment services is offered in one facility. At December 31, 1999, the Company operated 60 cancer centers and had ten cancer centers under development. Of the 60 cancer centers operated by the Company, 35 are leased by the Company and 25 are owned, ranging in size from 3,300 Sq. Ft. to 15,700 Sq. Ft.

ITEM 3.  LEGAL PROCEEDINGS

          The provision of medical services by the Company's affiliated physicians entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by physicians or the compliance with regulatory and other requirements directly applicable to physicians and physician groups. Because the Company's affiliated physician groups purchase and resell pharmaceutical products, they face the risk of product liability claims. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the management services agreements with the affiliated physician groups, the affiliated practices and the Company are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against the Company or one of the affiliated physician groups could, however, have a material adverse effect on the Company.


          The Company has been informed that the Company and an affiliated physician group are the subject of allegations that their billing practices may violate the Federal False Claims Act. The allegations are the result of two qui tam complaints filed under seal prior to the merger of PRN with a subsidiary of US Oncology. The U.S. Department of Justice is currently investigating the allegations in order to determine if the United States will intervene and pursue the claims on behalf of the plaintiffs. If the United States does not intervene, the plaintiffs may continue to pursue the claims individually. Because the complaints are under seal, and because the Department of Justice is in the process of investigating the claims, the Company is unable to fully assess at this point in time the nature or magnitude of these allegations. If the plaintiffs and/or the United States were to prevail in these claims, the resulting judgment could have a material adverse effect on the Company. In addition, addressing the complaints and government investigation will require the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

          In addition to the legal proceedings described in the prior paragraph, the Company and its affiliated physicians are defendants in a number of lawsuits involving employment disputes and breach of contract claims. Although the Company believes the allegations are customary for the Company's size and scope of operations, adverse judgments, individually or in the aggregate, could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "USON". The high and low closing sale prices of the Common Stock, as reported by The Nasdaq Stock Market, were as follows for the quarterly periods indicated.

         Year Ended December 31, 1998              High       Low
                                                  -------   -------

     Fiscal Quarter Ended March 31, 1998           $17.38    $12.38
     Fiscal Quarter Ended June 30, 1998            $15.75    $11.13
     Fiscal Quarter Ended September 30, 1998       $13.75    $ 8.13
     Fiscal Quarter Ended December 31, 1998        $15.00    $ 8.63

     Year Ended December 31, 1999

     Fiscal Quarter Ended March 31, 1999           $15.06    $ 7.56
     Fiscal Quarter Ended June 30, 1999            $12.63    $ 6.56
     Fiscal Quarter Ended September 30, 1999       $12.75    $ 9.06
     Fiscal Quarter Ended December 31, 1999        $ 9.44    $ 3.94


          As of March 17, 2000, there were approximately 8,750 holders of the Common Stock. The Company has not declared or paid any cash dividends on its Common Stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Company's board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of the Company's board of directors to retain earnings to finance the operations and expansion of the Company's business. The Company's credit facilities currently prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

          In connection with each affiliation transaction between the Company and an oncology group, the Company purchases the nonmedical assets of, and enters into a long-term management agreement with, that oncology group. In consideration for that arrangement, the Company typically pays cash, issues subordinated promissory notes (in general, payable on each of the second through seventh anniversaries of the closing date at an annual interest rate of seven percent) and unconditionally agrees to deliver shares of Common Stock at specified future dates (in general, on each of the second through fifth anniversaries of the closing date).

          The following table describes private placements by the Company in connection with physician transactions of its securities during 1999. Each sale was a private placement made in connection with a physician transaction, described in general in the preceding paragraph, to affiliated oncologists, the overwhelming majority of whom are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

                                                                 Number of Shares of             Aggregate Principal
    Date of Transaction           Number of Physicians              Common Stock/1/                Amount of Notes
---------------------------   ----------------------------   ----------------------------   -----------------------------
                                                                                                    (in dollars)
           1/99                            8                           819,665                        6,316,000
           1/99                            4                           283,568                        2,558,000
           1/99                            2                            47,611                          233,000
           1/99                            1                            24,426                          640,000
           1/99                            1                            18,609                          186,000
           1/99                            1                            96,366                          680,000
           1/99                            6                           156,165                        3,200,000
           2/99                            1                            12,881                          217,000
           3/99                            1                            33,381                          686,000
           6/99                           10                           402,209                        2,990,000
           7/99                            1                            20,724                          322,000
           8/99                            4                            64,642                          745,000
           8/99                            2                            18,421                          400,000
           9/99                            2                            36,186                          560,000
           9/99                            1                            34,430                          540,000
           10/99                           1                            47,059                          450,000
           10/99                           3                            93,176                        1,782,000
           12/99                           2                            74,776                          730,000
           12/99                           3                           202,020                        1,500,000
           12/99                           1                           145,471                        2,632,000

____________________

/1/ In connection with each affiliation transaction, the Company unconditionally agrees to deliver shares of Common Stock at specified future dates (typically on each of the second through fifth anniversaries of the closing date).

          In November 1999, the Company issued $100 million in senior secured notes to a group of institutional investors. The notes bear interest at 8.42%, mature in 2006 and rank equal in right of payment with all current and future senior indebtedness of the Company. The placement was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act. Banc One Securities Corporation and First Union Securities acted as placement agents.

ITEM 6.   SELECTED FINANCIAL DATA

          The selected consolidated financial information of the Company set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

                                                                                YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1999          1998          1997       1996        1995
                                                     -----------   -----------   ---------   ---------    ---------
                                                                      (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................   $ 1,092,941   $  836,596     $ 625,413   $432,749    $227,964
Operating expenses:
   Pharmaceuticals and supplies...................       521,087      357,766       250,425    155,743      69,173
   Practice compensation and benefits.............       215,402      172,298       143,210    104,174      55,072
   Other practice costs...........................       134,635      107,671        87,232     57,414      34,964
   General and administrative.....................        39,490       38,325        31,809     22,508      14,918
   Write-off of accounts receivable...............             -            -        37,841          -           -
   Merger, restructuring and integration costs....        29,014            -             -          -           -
   Depreciation and amortization..................        65,072       48,463        35,194     25,237      12,308
                                                     -----------   ----------     ---------   --------    --------
Income from operations............................        88,241      112,073        39,702     67,673      41,529
Interest income (expense), net....................       (22,288)     (15,908)      (12,474)    (5,184)     (2,355)
Other income, net.................................        14,431/1/         -             -          -       1,600/2/
                                                     ------------  ----------     ---------   --------    --------
Income before taxes...............................        80,384       96,165        27,228     62,489      40,774
Income taxes......................................        32,229       36,184        11,593     24,343      15,042
                                                     -----------   ----------     ---------   --------    --------
Net income........................................   $    48,155   $   59,981     $  15,635   $ 38,146    $ 25,732
                                                     ===========   ==========     ==========  ========    ========

Net income per share - basic......................   $       .48   $      .61     $     .17   $    .43    $    .35
Shares used in per share computation - basic......       100,183       97,647        93,168     88,072      73,593

Net income per share - diluted....................   $       .47   $      .60     $     .16   $    .41    $    .33
Shares used in per share computations - diluted...       101,635       99,995        97,198     92,136      77,869


                                                                                     December 31,
                                                       ------------------------------------------------------------------
                                                          1999          1998             1997          1996        1995
                                                        -------     ----------        ------------   --------    --------
                                                                                  (in thousands)
 BALANCE SHEET DATA:
  Working capital.................................   $   280,793   $  178,262         $   121,221   $121,741    $112,350
  Management service agreements, net..............       537,130      467,214             431,068    326,417     193,710
  Total assets....................................     1,298,477    1,033,528             883,430    694,741     476,992
  Long-term debt/3/...............................       360,191      234,474             189,377     96,368      78,668
  Stockholders' equity............................       707,164      629,798             554,298    516,630     336,914
------------------

/1/  Unrealized gain on investment in common stock.
/2/ Consists of gain from life insurance proceeds of $2,090 less lease termination costs of $490.
/3/  Excludes current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

          US Oncology, Inc. provides comprehensive management services under long-term agreements to oncology practices that provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation. The Company has grown rapidly since inception and now manages over 800 affiliated physicians in 26 states.

                                            MARCH 17,      DECEMBER 31,
                                            ---------  --------------------
                                              2000     1999    1998   1997
                                              ----     ----    ----   -----
     Affiliated physicians...............      821      806     719    630
     States............................         26       26      25     23


          The Company enters into management agreements with, and purchases the nonmedical assets of, oncology practices. Under the terms of the management agreements, the Company provides comprehensive management services to its affiliated physician groups, including operational and administrative services, and furnishes personnel, facilities, supplies and equipment. The physician groups, in return, agree to practice medicine exclusively in affiliation with the Company under the management agreements. Substantially all of the Company's revenue consists of management fees paid under the terms of the management agreements. In all of the Company's management agreements, the Company's management fee includes reimbursement for all practice costs (other than amounts retained by physicians). The Company is also paid an additional management fee. Some of the Company's management agreements provide that this additional fee is a percentage of the practice's earnings before income taxes. In others, the additional fee is comprised of a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are met, a performance fee. For the years ended December 31, 1999, 1998 and 1997, one of the Company's affiliated physician groups, Texas Oncology, P.A., contributed more than 10% of the Company's revenue, contributing 25%, 32% and 37%, in 1999, 1998 and 1997, respectively.

          Medicare and Medicaid are the Company's affiliated groups' largest payor. During 1999, 1998 and 1997, approximately 35% of the Company's revenue was derived from Medicare and Medicaid payments. This percentage varies among physician groups. No other single payor accounted for more than 10% of the Company's revenues in 1999, 1998 or 1997.

RESULTS OF OPERATIONS

          The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations and Comprehensive Income. The information that follows should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.


                                                YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                            1999          1998         1997
                                           ------        -----         -----

Revenue.................................   100.0%        100.0%        100.0%
                                           -----         -----         -----
Operating expenses:
     Pharmaceuticals and supplies.......    47.7          42.8          40.0
     Practice compensation and benefits.    19.7          20.6          22.9
     Other practice costs...............    12.3          12.9          13.9
     General and administrative.........     3.6           4.5           5.1
     Write-off of accounts receivable...                                 6.1
     Merger, restructuring and
      integration costs.................     2.7
     Depreciation and amortization......     6.0           5.8           5.6
Net interest............................     2.0           1.9           2.0
Other income............................     1.3                          __
                                           -----         -----         -----
Income before income taxes..............     7.3          11.5           4.4
Income taxes............................     2.9           4.3           1.9
                                           -----         -----         -----
Net income..............................     4.4%          7.2%          2.5%
                                           =====         =====         =====

1999 Compared to 1998

     The Company affiliated with 20 and 21 physician groups in 1999 and 1998, respectively, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations year to year were caused in part by affiliations with these oncology practices.

     Overall, the Company experienced a decrease in operating margins from 1998 to 1999, with earnings before taxes, interest, depreciation and amortization, excluding merger, restructuring and integration costs as well as other income ("EBITDA"), as a percentage of revenue, declining from 19.2% to 16.8%. A number of factors contributed to the decrease in operating margins, including (i) increases in the acquisition cost of pharmaceuticals, (ii) shifts in the mix of pharmaceuticals to lower margin products, (iii) increases in practice personnel costs due to numerous network-wide initiatives (such as information system conversions) and (iv) higher occupancy costs due to expansion into new cancer centers and additional sites of service.

     Revenue. Revenue increased from $836.6 million in 1998 to $1,092.9 million in 1999, an increase of $256.3 million or 30.6%. Revenue for markets under management in 1998 and 1999 increased $204.5 million or 25.7% over the same period from the prior year, as calculated by comparing 1998 revenue and 1999 revenue for all practices within a metropolitan service area in which the Company had operations in both periods. This growth was the result of increased use of anticancer pharmaceuticals, expansion of services, increases in patient volume, recruitment of or affiliation with additional physicians and, to a lesser extent, increases in charges for certain physician services. The remaining $51.8 million increase in total revenues was attributable to affiliations with oncology practices in new markets.

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies, which include drugs, medications and other supplies used by affiliated physician groups, increased from $357.8 million for 1998 to $521.1 million for 1999, an increase of $163.3 million, or 45.6%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, pharmaceutical and supply costs increased from 42.8% for 1998 to 47.7% for 1999. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue relative to total revenue. In addition, the affiliated practices experienced an increase in the use of lower margin drugs, as well as increases in the acquisition cost of pharmaceuticals. The Company employs an aggressive contracting strategy for negotiating discounts on pharmaceuticals. However, the effectiveness of this strategy has been offset by the loss of one pharmaceutical purchasing agreement in 1999 as well as the inability to obtain discounted pricing on a number of the most frequently prescribed anticancer agents.

     Practice Compensation and Benefits. Practice compensation and benefits, which include the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees located at the affiliated physician practice sites and business offices, increased from $172.3 million in 1998 to $215.4 million in 1999, an increase of $43.1 million or 25.0%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits decreased from 20.6% for 1998 to 19.7% for 1999, primarily as a result of increases in pharmaceutical revenue which did not require proportional increases in the number of personnel.

     Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $107.7 million in 1998 to $134.6 million in 1999, an increase of $26.9 million or 25.0%. This increase was principally attributable to the same factors that caused revenue to increase as well as new cancer center development. As a percentage of revenue, other practice costs decreased from 12.9% for 1998 to 12.3% for 1999.

     General and Administrative. General corporate expenses increased from $38.3 million in 1998 to $39.5 million in 1999, an increase of $1.2 million or 3.1%. As a percentage of revenue, general and administrative expenses decreased from 4.5% for 1998 to 3.6% for 1999, primarily as a result of economies of scale attributable to the Merger with PRN and the limited increase in general and administrative costs needed to support pharmaceutical revenue growth.

     Merger, Restructuring and Integration. In connection with the Merger between AOR and PRN, the Company incurred total costs of $29.0 million to consummate the Merger, restructure operating activities and integrate the two organizations. These costs were expensed during 1999. Costs directly related to the consummation of the Merger totaled $14.6 million. Restructuring costs relating to severance and relocation of employees and asset impairments totaled $7.2 million. Incremental costs incurred to assist in integrating the AOR's and PRN's operations totaled $7.2 million.

     Depreciation and Amortization. Depreciation and amortization expenses increased from $48.5 million in 1998 to $65.1 million in 1999, an increase of $16.6 million or 34.2%. As a percentage of revenue, depreciation and amortization expenses increased from 5.8% for 1998 to 6.0% for 1999. This increase is primarily attributable to decreasing the amortization period for management services agreements from 40 years to 25 years effective July 1, 1998, as well as amortization relating to new physician groups affiliations and investments in new cancer centers and management information systems during 1999.

     Interest. Net interest expense increased from $15.9 million in 1998 to $22.3 million in 1999, an increase of $6.4 million or 40.3%. The increase was the result of higher levels of debt, principally incurred to finance transactions with 20 oncology groups during 1999, as well as construction of 20 cancer centers. As a percentage of revenue, net interest expense was 1.9% and 2.0% in 1998 and 1999, respectively. Indebtedness to physicians increased from approximately $81.5 million at December 31, 1998 to approximately $98.9 million at December 31, 1999.

     Other Income. Other income increased from zero in 1998 to $14.4 million in 1999. Other income in 1999 represents the recognition of an unrealized gain on the shares of common stock of ILEX Oncology, Inc. owned by the Company. The gain was recognized as a result of the Company's reclassification of the ILEX stock as a trading security. The stock was sold during the first quarter of 2000.

     Income Taxes. Income tax expense decreased from the prior year as a result of the Company's decreased profitability. For 1999, the Company recognized a tax provision of $32.2 million resulting in an effective rate of 40.1% as compared to 37.6% for 1998. The increase in the effective tax rate was due to certain nondeductible professional fees and other costs in connection with the completion of the Merger

     Net Income. Net income decreased from $60.0 million in 1998 to $48.2 million in 1999, a decrease of $11.8 million or 19.7%. As a percentage of revenue, net income declined from 7.2% to 4.4%, principally as a result of Merger, restructuring and integration costs incurred in 1999 of $29.0 million.

1998 COMPARED TO 1997

     The Company affiliated with 21 and 23 physician groups in 1998 and 1997, respectively, the results of which are included in the Company's operating results from the dates of affiliation. Changes in results of operations year to year were caused in part by affiliations with these oncology practices.

     Overall, the Company experienced an increase in operating margins (excluding one-time write-off of accounts receivable) from 1997 to 1998, with earnings before taxes, interest, depreciation and amortization ("EBITDA"), as a percentage of revenue, improving from 18.1% to 19.2%. This increase was primarily attributable to the non-recurrence in 1998 of certain litigation, loan and consulting expenses from 1997.

     Revenue. Revenue increased from $625.4 million in 1997 to $836.6 million in 1998, an increase of $211.2 million or 33.8%. This growth was the result of expansion of services, increases in patient volume, recruitment of or affiliation with additional physicians and, to a lesser extent, increases in charges for certain physician services.

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies increased from $250.4 million for 1997 to $357.8 million for 1998, an increase of $107.4 million, or 42.9%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, pharmaceutical and supply costs increased from 40.0% for 1997 to 42.8% for 1998. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue, the introduction of a number of new chemotherapy agents and, to a lesser extent, lower reimbursement from payors.

     Practice Compensation and Benefits. Practice compensation and benefits increased from $143.2 million in 1997 to $172.3 million in 1998, an increase of $29.1 million or 20.3%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits decreased from 22.9% for 1997 to 20.6% for 1998, primarily as a result of economies of scale.

     Other Practice Costs. Other practice costs increased from $87.2 million in 1997 to $107.7 million in 1998, an increase of $20.5 million or 23.5%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, other practice costs decreased from 13.9% for 1997 to 12.9% for 1998, primarily as a result of economies of scale.

     General and Administrative. General corporate expenses increased from $31.8 million in 1997 to $38.3 million in 1998, an increase of $6.5 million or 20.4%. This increase was primarily attributable to the addition of personnel and greater support costs associated with the Company's growth since 1997. As a percentage of revenue, general and administrative expenses decreased from 5.1% for 1997 to 4.5% for 1998, primarily as a result of economies of scale, as well as the non-recurrence in 1998 of certain litigation, loan refinancing and consulting costs from 1997.

     Depreciation and Amortization. Depreciation and amortization expenses increased from $35.2 million in 1997 to $48.5 million in 1998, an increase of $13.3 million or 37.8%. This increase was primarily attributable to the amortization expenses relating to new physician group affiliations, as well as investments in new cancer centers and management information systems during 1997. As a percentage of revenue, depreciation and amortization increased from 5.6% for 1997 to 5.8% for 1998. This increase is primarily attributable to decreasing the amortization period for management services agreements from 40 years to 25 years effective July 1, 1998, as well as amortization relating to new physician groups affiliations and investments in new cancer centers and management information systems during 1998.

     Interest. Net interest expense increased from $12.5 million in 1997 to $15.9 million in 1998, an increase of $3.4 million or 27.2%. The increase was the result of higher levels of debt, principally incurred to finance transactions with 21 oncology groups during 1998. As a percentage of revenue, net interest expense decreased from 2.0% in 1997 to 1.9% in 1998.

     Income Taxes. Income tax expense increased from the prior year as a result of the Company's increased profitability. For 1998, the Company recognized a tax provision of $36.2 million resulting in an effective rate of 37.6% as compared to a rate of 42.6% for 1997. The decrease in the effective rate is due primarily to a change in the Company's composition of revenue by state since 1996.

     Net Income. Net income increased from $15.6 million in 1997 to $60.0 million in 1998, an increase of $44.4 million or 284.6%. As a percentage of revenue, net income improved from 2.5% to 7.2%. This improvement is due primarily to the non-recurrence in 1998 of certain receivable write-offs from 1997. (See Notes to Consolidated Financial Statements - Note 1 - Organization and Summary of Significant Accounting Policies - Accounts Receivable.)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations of US Oncology, contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and including any statements contained herein regarding the prospects for any of the Company's services; (ii) any statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends" or similar expressions; and
(iii) other statements contained herein regarding matters that are not historical facts.

     Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below under "Risk Factors." US Oncology stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

     The cautionary statements contained or referred to herein should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by US Oncology or persons acting on its behalf. US Oncology does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events.

There are continued risks relating to the merger with PRN

     Effective June 15, 1999, a wholly-owned subsidiary of the Company merged with PRN (the "Merger"). The Merger could result in synergies and operating efficiencies. To date, most of the potential benefits have not been, and may never be, achieved. Whether we ultimately realize these benefits will depend on a number of factors, many of which are beyond our control. To attain the benefits of the Merger, we will have to continue to integrate the operations of AOR and PRN. In particular, we must continue to integrate our management and other personnel, our information systems and our financial, accounting and other operational procedures. This process has required us and will continue to require us to bring together nationwide operations and different corporate and physician cultures, at significant expense and with management disruption. As management and other key personnel continue to focus on integration efforts, management will continue to be distracted from implementing and executing other strategic and operational objectives. In addition, because of different cultures of affiliated physician groups, these groups may elect not to implement the strategic and operational objectives recommended by the Company.

Loss of revenues or a decrease in income of our affiliated physician groups would impact the Company's results of operations

     US Oncology's revenue depends on revenue generated by affiliated physician groups. Loss of revenue by the affiliated physician groups could seriously harm the Company. It is possible that our affiliated physician groups will not be able to maintain successful medical practices. In addition, the management fees payable to the Company depend upon the profitability of the affiliated physician groups. (Even under those management agreements where the management fee is based on the revenues, and not net income, of the affiliated physician groups, those agreements contain a priority of payments, with US Oncology being paid last, thereby incentivizing the Company to contain costs.) Any failure by the physician groups to effectively contain costs will adversely impact the Company's results of operations. Because the Company does not control the manner in which its affiliated physician groups conduct their medical practice (including drug utilization), the Company's ability to control costs related to the provision of medical care is limited.

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

We face the risk of qui tam litigation relating to regulations governing billing for medical services.

     The Company is currently aware of two qui tam lawsuits in which a subsidiary of the Company and an affiliated physician group are named as defendants. Because qui tam lawsuits are typically filed under seal, the Company could be named in other such suits of which it is not aware. In addition, as the federal government intensifies its focus on billing, reimbursement and other healthcare regulatory violations, private individuals are also bringing more qui tam lawsuits, because of the potential of financial rewards for such individuals. This trend increases the risk that the Company may become subject to additional qui tam lawsuits.

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

If a significant number of physicians leaves our affiliated practices, the Company could be seriously harmed

   Our affiliated practices usually enter into employment or noncompetition agreements with their physicians. We and our affiliated practices try to maintain such contracts. However, if a significant number of physicians terminate their relationships with our affiliated practices, the Company could be seriously harmed.

Our affiliated practices may be unable to enforce noncompetition provisions with departed physicians

     Most of the employment agreements between the affiliated practices and their physicians include a clause that prevents the physician from competing with the practice for a period after termination of employment. We cannot predict whether a court will enforce the noncompetition covenants of the affiliated practices. If practices are unable to enforce the noncompetition provisions of their employment agreements, the Company could be seriously harmed.

We may have additional financing needs

          Our expansion, cancer center development and management plans require substantial capital resources. Operations of the affiliated physician groups require recurring capital expenditures for renovation, expansion, and the purchase of costly medical equipment and technology. It is likely that our capital needs in the next several years will exceed the capital generated from our operations. Thus, we may incur additional debt or issue additional debt or equity securities from time to time. This may include the issuance of common stock or notes in connection with physician affiliations. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, we may be unable to obtain sufficient financing on terms satisfactory to us or at all. In particular, the Company currently is a party to a $100 million 364-day revolving credit facility which matures in June 2000 and is renewable at the option of the lenders under that facility. Although we intend to renew this facility, there can be no assurance that we will be able to do so on terms satisfactory to us or at all.

Loss of revenue by affiliated physician groups caused by the cost containment efforts of third-party payors, including the government, could seriously harm us

     Loss of revenue by affiliated physician groups caused by the cost containment efforts of third-party payors could seriously harm us. Physician groups typically bill various third-party payors, such as governmental programs like Medicare and Medicaid, private insurance plans and managed care plans, for the health care services provided to their patients. These third-party payors negotiate the prices charged for medical services and supplies to lower the cost of health care services and products paid for by them. Third-party payors also try to influence legislation to lower costs. Third-party payors can also deny reimbursement for medical services and supplies if they determine that a treatment was not appropriate. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation.

If the reimbursement rate for pharmaceuticals is reduced, we would be seriously harmed

     The Company's profitability depends heavily on the reimbursement rate for pharmaceuticals. Recently, several new chemotherapy agents have been introduced that have lower profit margins to the Company than other agents. If this trend continues, the Company's results of operations could be harmed. Payors are also intensely negotiating the reimbursement rate for pharmaceuticals. Recently, the executive branch of the federal government proposed to significantly reduce the reimbursement rate for chemotherapy agents covered by the federal government.
If the proposal is enacted, the Company's results of operations would be seriously harmed.

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

We may not be able to successfully affiliate with new physician groups or integrate the operations of new affiliations

     US Oncology has grown by affiliating with new physician groups and expanding the operations of existing affiliated physician groups. We intend to continue to pursue this growth strategy. Identifying appropriate physician groups and negotiating affiliations with them can be costly. We may not be able to affiliate with additional physician groups on desirable terms. We may encounter difficulties integrating and expanding the operations of additional physician groups. Our failure to successfully integrate newly affiliated physician groups could harm us.

Our development of new cancer centers could be delayed or result in serious liabilities, and the centers may not be profitable

     Another growth strategy of US Oncology is to develop integrated cancer centers. The development of integrated cancer centers is subject to a number of risks, including obtaining regulatory approval, delays that often accompany construction of facilities and environmental liabilities that attach to operating cancer centers. Any failure or delay in successfully building and operating integrated cancer centers or in avoiding liabilities from operations could seriously harm the Company. In addition, in order for cancer centers to be operated profitably, our affiliated physician groups must consolidate their operations within the facilities. If our affiliated physician groups elect not to close other offices to consolidate operations within a cancer center, our real estate and occupancy costs would increase, which would harm our operations.

Managed care and capitation can adversely impact our business

     A loss in revenues, or a failure to contain costs, by our affiliated practices under managed care and capitated arrangements, or by payors with which our affiliated practices have such arrangements, could cause our revenues to be substantially diminished. Under capitation arrangements, health care providers do not receive a fee for each medical service provided but instead receive an aggregate fee for treating a defined population of patients. As a result, health care providers bear the risk that the costs of providing medical services to the determined population will exceed the payments received. The ability of the providers to effectively manage the per patient costs affects profitability. Although the majority of the revenues of our affiliated practices come from non-capitated services, capitated arrangements might become a bigger part of our business in the future.

We could become subject to costly insurance regulations

     The Company and its affiliated physician groups may enter into capitation contracts or other "risk-sharing" arrangements with managed care organizations. The Company and our affiliated groups would assume risk in connection with providing healthcare services under these arrangements. If we or our affiliated groups are considered to be in the business of insurance as a result of entering into these capitation or other arrangements, we and our affiliated groups could become subject to a variety of regulatory and licensing requirements applicable to insurance companies that could harm the Company.

Our business, and the business of our affiliated practices, could be harmed by competition with other businesses

     Our business, and the business of our affiliated practices, could be harmed by competition with other businesses. The business of providing health care related services and facilities is competitive. Our revenues depend on the continued success of our affiliated physician groups. The physician groups face competition from several sources, including sole practitioners, single- and multi-specialty groups, hospitals and managed care organizations.

Our success depends on our key personnel, and we may not be able to hire enough qualified personnel to meet our hiring needs

     We will be harmed if we cannot hire and retain suitable executives and other personnel. The Merger and related integration efforts have placed, and will continue to place, significant strain on management and key personnel, which may make it more difficult to retain and attract such personnel. We believe that our success will depend on continued employment of our management team and other key personnel. If one or more members of our management team become unable or unwilling to continue in their present positions, we could be harmed.

The amortization period for our intangible assets may be reduced, which would reduce our earnings

     In connection with our affiliations with physician practices, US Oncology records an intangible amount for the price paid for assets less the value of the tangible assets acquired. US Oncology has amortized, and we will continue to amortize, these intangible assets. This results in periodic non-cash charges to our earnings. During 1998, US Oncology shortened the amortization period of its intangible assets to 25 years. However, if the amortization period is successfully challenged by regulatory authorities or there is a change in accounting treatment for such intangibles, we would likely be required to reduce further the number of years that the intangibles are amortized against our earnings. This would increase the amount of amortization expense charged against earnings each year. This increased charge, while non-cash in nature, could significantly reduce our earnings and seriously harm our business. We expect these non-cash amortization charges to increase in the future as we continue our affiliation strategy. In the event that we determine that the value of the intangible assets related to any specific affiliation is impaired, we could be required to reduce the value of that asset, which would result in a charge to earnings.

Our stock price may fluctuate significantly, which may make it difficult to resell your shares when you want to at prices you find attractive

     The market price of US Oncology common stock has been highly volatile. This volatility may adversely affect the price of our common stock in the future. You may not be able to resell your shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. We anticipate that this volatility, which frequently affects the stock of health care service companies, will continue. Factors that could cause such volatility include:

  .  Our quarterly operating results,

  . Deviations in results of operations from estimates of securities analysts (which estimates the Company neither endorses nor accepts the responsibility for),

  . General economic conditions or economic conditions specific to the health care services industry,

  .  Regulatory or reimbursement changes and

  .  Other developments affecting competitors or us.

     On occasion the equity markets, and in particular the markets for physician management company stocks, have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies' securities even though the fluctuations are often unrelated to the companies' operating performance.

Our shareholder rights plan and anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by third parties

     Our shareholder rights plan and anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by third parties. The Company has a staggered board of directors, with three classes each serving a staggered three-year term. This classification has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the members of the board of directors. The Company's certificate of incorporation also provides that stockholders may act only at a duly called meeting and that stockholders' meetings may not be called by stockholders. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. These provisions are intended to increase the likelihood of continuity and stability in our board of directors and in the policies formulated by them and to discourage certain types of transactions that may involve an actual or threatened change of control of the Company, reduce our vulnerability to an unsolicited acquisition proposal and discourage certain tactics that may be used in proxy fights. However, these provisions could have the effect of discouraging others from making tender offers for our shares, and, as a consequence, they inhibit fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in the management of the Company.

     In addition, other provisions of the Company's certificate of incorporation and certain provisions of Delaware law may make it difficult to change control of the Company and to replace incumbent management. For example, the Company's certificate of incorporation permits the board of directors, without stockholder approval, to issue additional shares of common stock or to establish one or more classes or series of preferred stock with characteristics determined by the board. US Oncology has also adopted a shareholder rights plan, which would significantly inhibit the ability of another entity to acquire control of the Company through a tender offer or otherwise without the approval of the Company's board of directors. These provisions could limit the price that certain investors might be willing to pay in the future for shares of common stock.

We have not paid dividends and do not expect to in the future, which means that the value of our shares cannot be realized except through sale

     US Oncology has never declared or paid cash dividends. We currently expect to retain earnings for our business and do not anticipate paying dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying dividends, it is likely that the only opportunity to realize the value of our common stock will be through a sale of those shares. The decision whether to pay dividends on common stock will be made by the board of directors from time to time in the exercise of its business judgment. The Company is currently precluded from paying dividends by the terms of its credit facilities.

We cannot be sure that the year 2000 problem will not affect our business

     Thus far, we have had no significant problems related to year 2000 issues associated with the computer systems, software, other property and equipment we use. However, we cannot guarantee that the year 2000 problem will not adversely affect our business, operating results or financial condition at some point in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Implications."

SUMMARY OF OPERATIONS BY QUARTER

     The following table represents unaudited quarterly results for 1999 and 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and that all adjustments are of a normal recurring nature. Results of operations for any particular quarter are not necessarily indicative of operations for a full year or predictive of future periods.


                                              1999 QUARTER ENDED                          1998 QUARTER ENDED
                                  ------------------------------------------   -----------------------------------------
                                   DEC 31     SEP 30     JUN 30      MAR 31     DEC 31     SEP 30     JUN 30     MAR 31
                                  --------   --------   ---------   --------   --------   --------   --------   --------
                                                          (In thousands, except per share data)
Net revenue....................   $299,526   $277,789   $266,412    $249,214   $227,299   $216,916   $204,744   $187,637
Income from operations.........     20,836     26,991      9,338      31,076     29,459     27,898     28,681     26,035
Other income...................     14,431
Net income.....................     17,871     14,983     (1,214)     16,515     15,843     15,045     15,504     13,589
Net income per share-basic.....        .18        .15       (.01)        .17        .16        .15        .16        .14
Net income per share-diluted...        .18        .15       (.01)        .16        .16        .15        .15        .14


LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital primarily to enter into management services agreements with, and to purchase the nonmedical assets of, oncology medical practices. During 1999, the Company paid total consideration of $95.4 million in connection with affiliations with 20 physician groups, including cash and transaction costs of $43.5 million. During 1998, the Company paid total consideration of $54.5 million in connection with affiliations with 21 physician groups, including cash and transaction costs of $32.2 million.

     To fund its growth and development, the Company has satisfied its transaction and working capital needs through debt and equity financings and borrowings under a $275 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank ("First Union"), as agent for the various lenders. The Credit Facility is comprised of two parts: a $175 million revolving credit facility which matures in 2004 and a $100 million 364-revolving credit facility which matures in June 2000 and is renewable at the option of the Lenders under that facility. The Company presently intends to seek renewal of the 364-day facility. In addition, in connection with the Credit Facility the Company has available a $75 million leasing facility used by the Company in connection with developing its integrated cancer centers. In November 1999, the Company sold an aggregate of $100 million of Senior Secured Notes to a group of institutional investors. The notes are secured by the same collateral as the Credit Facility and rank equally in right of payment with the Credit Facility. The notes bear interest at 8.42% per annum with a final maturity in 2006 and an average life of five years.

     During 1999, the Company borrowed $118.0 million, net, under the Credit Facility and Senior Secured Notes to fund medical practice transactions and the development of integrated cancer centers. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The Credit Facility contains affirmative and negative covenants, including the maintenance of certain ratios, restriction on sales, leases or other dispositions of properties, restrictions on other indebtedness and on the payment of dividends. The Company's management services agreements and the capital stock of the Company's subsidiaries are pledged as security under the Credit Facility. The Company is currently in compliance with the Credit Facility covenants, with additional capacity under the Credit Facility of $101.0 million at December 31, 1999.

     In connection with the merger of AOR and PRN, the combined company incurred substantial costs. The Company incurred costs directly related to its efforts to consummate the merger ("merger costs"), costs related to restructuring certain duplicative operating costs ("restructuring costs") and costs related to its efforts to integrate the operations of the two companies ("integration costs"). These costs totaled $29.0 million and have been summarized in the accompanying consolidated statement of operations and comprehensive income as Merger, restructuring and integration costs in the year ended December 31, 1999.

     The Company's merger costs totaled $14.6 million and include professional fees and expenses incurred in connection with the due diligence, negotiation and solicitation of shareholder approval for the transaction, as well as incremental travel costs and contractual change of control payments of approximately $5.0 million to the executive management of PRN.

     The Company's management made decisions to restructure its operations to reduce overlapping personnel and duplicative facilities. The costs of personnel reductions include severance pay for terminated employees and payments attributable to stay bonuses paid before December 31, 1999 for employees providing transition assistance services. The Company also determined that certain furniture, fixtures, leasehold improvements, computer equipment and software were impaired as a result of personnel terminations, facility closings and decisions to harmonize certain information systems. The Company's restructuring costs recognized in the year ended December 31, 1999 totaled $7.2 million.

     The Company also incurred specifically identified costs related to its efforts to integrate the two companies totaling $7.2 million during the year ended December 31, 1999. These integration costs include costs for a physician conference to address combined Company operating strategies, employee orientation meetings, consulting fees related to integration activities and adoption of common employee benefit programs. These costs have been recognized as incurred and do not include costs related to inefficiencies incurred as the Company has attempted to integrate the operating activities of AOR and PRN.

     The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations. While the obligation of the affiliated practice groups to pay these fees is unsecured, to the extent permitted by law, the Company is entitled to purchase the accounts receivable of the practice for an amount that is net of such management fee. Since the Company typically effects these purchases frequently, the amounts due to the Company from its affiliated physician groups and to such groups from the Company are each short-term obligations.

     Cash provided by operating activities was $31.5 million in 1999, a decrease of $48.2 million, or 60.4%, from 1998. The decrease was due to merger related costs of $26.6 million and the timing of receivables collection and the settlement of such amounts with affiliated physician groups. Cash used in investing activities was $133.5 million in 1999, compared to $94.2 million in 1998. This increase was attributable to a higher level of medical practice transactions in 1999 as well as cancer center development. Cash provided by financing activities was $99.7 million in 1999 compared to $20.4 million in 1998. This increase was due to a lower level of medical practice transactions in 1998 offset by increased repayments of other indebtedness and purchases of the Company's common stock. Repurchased shares of the Company's common stock are used primarily to fulfill commitments for delivery of the Company's common stock under medical practice transactions.

     At December 31, 1999, the Company had working capital of $280.8 million, including cash and equivalents of $11.4 million. The Company had $195.4 million of current liabilities, including $26.7 million of long-term indebtedness maturing before December 31, 2000. The Company's accounts receivable and accounts payable have increased significantly during the past several years with the growth of its business. The Company has not experienced, however, any significant change in the quality of its accounts receivable and, as a result, its increasing working capital has resulted in greater liquidity.

     In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $39.1 million net of tax. These proceeds were used to reduce outstanding borrowings under the Credit Facility. Also in March 2000, the Company's Board of Directors authorized the purchase by the Company of up to 10 million shares of the Company's Common Stock.

     The Company currently expects that its principal use of funds in the near future will be in connection with future transactions with oncology groups, the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers. It is likely that our capital needs in the next several years will exceed the capital generated from our operations. Thus, we may incur additional debt or issue additional debt or equity securities from time to time. This may include the issuance of common stock or notes in connection with physician affiliations. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, we may be unable to obtain sufficient financing on terms satisfactory to us or at all. In particular, although the Company intends to renew its $100 million 364-day revolving credit facility that matures in June 2000, there can be no assurance that we will be able to do so on terms satisfactory to us or at all.

YEAR 2000 IMPLICATIONS

     Many currently installed computer systems, software programs, and embedded data chips are programmed using a 2-digit date field and are therefore unable to distinguish dates beyond the 20th century. A failure to identify and correct any mission-critical internal or third party year 2000 processing problem could have a material adverse operational or financial consequence to us. We established a Year 2000 Project Team that, together with external consultants, developed a process for addressing the year 2000 issue including performing an inventory, an assessment, remediation procedures (to the extent necessary) and testing procedures of all mission-critical information systems and equipment and machinery that contain embedded technology, as well as obtaining assurances from all mission-critical third parties as to their own year 2000 preparedness.

     As of the date of this report, we have not experienced any significant year 2000 problems with our own mission-critical systems or any mission-critical third parties. Although we have not experienced any significant year 2000 problems to date, we plan to continue to monitor the situation. We cannot be sure the year 2000 issue has been adequately addressed or that problems arising from the year 2000 issue will not cause a material adverse effect on our operating results or financial condition. We believe, however, that our most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than with our internal systems. Although we have developed contingency plans for third party failures, we cannot guarantee that the contingency plans will adequately address all circumstances that may disrupt operations or that such planning will prevent circumstances that may cause a material adverse effect on our operating results or financial condition.

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

     The Company's borrowings under its credit facilities and subordinated notes due to affiliated physicians contain an element of market risk from changes in interest rates. The Company managed this risk, in part, through the use of interest rate swaps until August 1999. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes.

     For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 1999. The market values that result from these computations are compared with the market values of these financial instruments at December 31, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

                               US ONCOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements as of December 31, 1999 and 1998 and for each of the three years ended December 31, 1999:

                                                                          Page
                                                                          ----
 Report of Independent Accountants........................................  24
 Consolidated Balance Sheet...............................................  26
 Consolidated Statement of Operations and Comprehensive Income............  27
 Consolidated Statement of Stockholders' Equity...........................  28
 Consolidated Statement of Cash Flows.....................................  29
 Notes to Consolidated Financial Statements...............................  30

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of  US Oncology, Inc.


     We have audited the consolidated balance sheet of US Oncology, Inc. and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Physician Reliance Network, Inc., which statements reflect total assets constituting 45 percent at December 31, 1998 and total revenues of 48 and 47 percent for the years ended December 31, 1998 and 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Physician Reliance Network, Inc., is based solely on the report of the other auditors.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Oncology, Inc. and it subsidiaries at December 31, 1999, and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 21, 2000

                                             [ARTHUR ANDERSEN LOGO APPEARS HERE]


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Physician Reliance Network, Inc.:

We have audited the consolidated balance sheets of Physician Reliance Network, Inc. (a Texas corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are included in the restated consolidated financial statements of US Oncology, Inc. and are not separately presented in the 1999 Form 10-K of US Oncology, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on theses financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physician Reliance Network, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                   ARTHUR ANDERSEN LLP




Dallas, Texas
   February 19, 1999

                               US ONCOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                          1999          1998
                                                                      -----------   ----------
                                     ASSETS
Current assets:
   Cash and equivalents.............................................   $   11,381   $   13,691
   Investment in common stock.......................................       27,258        6,975
   Accounts receivable..............................................      331,361      243,390
   Prepaids and other current assets................................       42,655       20,924
   Inventories......................................................       24,692       14,682
   Due from affiliated physicians groups............................       38,894       22,354
                                                                       ----------   ----------
      Total current assets..........................................      476,241      322,016

Property and equipment, net.........................................      254,289      220,944
Management service agreements, net of accumulated amortization of
   $59,845 and $36,899..............................................      537,130      467,214
Other assets........................................................       30,817       23,354
                                                                       ----------   ----------
                                                                       $1,298,477   $1,033,528
                                                                       ==========   ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term indebtedness.....................   $   26,693   $   22,426
   Accounts payable.................................................      107,937       80,729
   Due to affiliated physician groups...............................        2,584        6,606
   Accrued compensation costs.......................................        6,252       10,118
   Income taxes payable.............................................        9,322        4,066
   Other accrued liabilities........................................       42,660       19,809
                                                                       ----------   ----------
      Total current liabilities.....................................      195,448      143,754
Deferred income taxes...............................................       33,224       23,537
Long-term indebtedness..............................................      360,191      234,474
                                                                       ----------   ----------
       Total liabilities............................................      588,863      401,765

Minority interest...................................................        2,450        1,965

Stockholders' equity:
   Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding
   Series A Preferred Stock, $.01 par value, 500 shares
     authorized and reserved, none issued and outstanding
   Common Stock, $.01 par value, 250,000 shares authorized,
     87,253 and 81,205 shares issued and 87,253 and 80,830
     shares outstanding.............................................          873          812
   Additional paid-in capital.......................................      428,533      404,749
   Common Stock to be issued, approximately 13,982 and 16,947 shares.      91,330       89,142
   Treasury Stock, 0 and 375 shares.................................                    (3,696)
   Accumulated other comprehensive income...........................                       269
   Retained earnings................................................      186,428      138,522
                                                                       ----------   ----------
       Total stockholders' equity...................................      707,164      629,798
                                                                       ----------   ----------
Commitments and contingencies.......................................
                                                                       ----------   ----------
                                                                       $1,298,477   $1,033,528
                                                                       ==========   ==========

         The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)

                                                  YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                              1999          1998         1997
                                           -----------   ----------   ----------

Revenue.................................   $1,092,941     $836,596     $625,413
Operating expenses:
  Pharmaceuticals and supplies..........      521,087      357,766      250,425
  Practice compensation and benefits....      215,402      172,298      143,210
  Other practice costs..................      134,635      107,671       87,232
  General and administrative............       39,490       38,325       31,809
  Write-off of accounts receivable......                                 37,841
  Merger, restructuring and integration
   costs................................       29,014
  Depreciation and amortization.........       65,072       48,463       35,194
                                           ----------     --------     --------
                                            1,004,700      724,523      585,711
                                           ----------     --------     --------
Income from operations..................       88,241      112,073       39,702
Other income (expense):
  Interest, net.........................      (22,288)     (15,908)     (12,474)
  Unrealized gain on investment in
   common stock.........................       14,431
                                           ----------     --------     --------
Income before income taxes..............       80,384       96,165       27,228
Income taxes............................       32,229       36,184       11,593
                                           ----------     --------     --------

Net income..............................       48,155       59,981       15,635

Other comprehensive income (loss), net
 of tax.................................         (269)         965         (696)
                                           ----------     --------     --------
Comprehensive income....................   $   47,886     $ 60,946     $ 14,939
                                           ==========     ========     ========

Net income per share - basic............   $     0.48     $   0.61     $   0.17
                                           ==========     ========     ========

Shares used in per share calculations -
 basic..................................      100,183       97,647       93,168
                                           ==========     ========     ========

Net income per share - diluted..........   $     0.47     $   0.60     $   0.16
                                           ==========     ========     ========

Shares used in per share calculations -
 diluted................................      101,635       99,995       97,198
                                           ==========     ========     ========

         The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                (in thousands)

                                                                                               Accumulated
                                     Common Stock      Additional      Common     Treasury        Other
                                  ------------------     Paid-In      Stock to      Stock     Comprehensive    Retained
                                  Shares   Par Value     Capital     Be Issued      Cost          Income       Earnings   Total
--------------------------------------------------------------------------------------------------------------------------------


Balance at January 1, 1997.....   73,142     $732     $369,856      $ 88,187    $ (8,530)                   $ 66,385   $516,630

Medical practice transactions
 value of shares to be issued..                                       24,619                                             24,619
Purchase of  Treasury Stock....                                                   (6,418)                                (6,418)
Delivery of Common Stock
 to be issued from Treasury....                         (7,981)       (5,540)     14,900                      (1,379)
Issuance of Common Stock.......    2,228       22       13,794       (12,624)                                             1,192
Exercise of options to purchase
 Common Stock..................      411        4        1,242                        48                                  1,294
Tax benefit from exercise of
 non-qualified stock options...                          2,042                                                            2,042
Valuation adjustment -
 Investment in common stock....                                                               $     (696)                  (696)
Net income.....................                                                                               15,635     15,635
                                 -------   ------     --------      --------    --------      ----------    --------   --------

Balance at December 31, 1997...   75,781      758      378,953        94,642                        (696)     80,641    554,298

Medical practice transactions
 value of shares to be issued..                                        8,732                                              8,732
Purchase of Treasury Stock.....                                                  (12,431)                               (12,431)
Delivery of Common Stock
 to be issued from Treasury....                         (4,147)       (2,488)      8,735                      (2,100)
Issuance of Common Stock.......    4,480       44       21,898       (11,744)                                            10,198
Exercise of options to purchase
 Common Stock..................      944       10        2,515                                                            2,525
Tax benefit from exercise of
 non-qualified stock options...                          5,530                                                            5,530
Valuation adjustment -
 Investment in common stock....                                                                      965                    965
Net income.....................                                                                               59,981     59,981
                                 -------   ------     --------      --------    --------      ----------    --------   --------

Balance at December 31, 1998...   81,205      812      404,749        89,142      (3,696)            269     138,522    629,798

Medical practice transactions
 value of shares to be issued..                                       24,637                                             24,637
Delivery of Common Stock
 to be issued from Treasury....                         (1,810)       (1,637)      3,696                        (249)
Issuance of Common Stock.......    5,696       57       20,755       (20,812)
Exercise of options to purchase
 Common Stock..................      352        4        4,665                                                            4,669
Tax benefit from exercise of
 non-qualified stock options...                            174                                                              174
Valuation adjustment -
 Investment in common stock....                                                                     (269)                  (269)
Net income.....................                                                                               48,155     48,155
                                 -------   ------     --------      --------    --------      ----------    --------   --------
Balance at December 31, 1999...   87,253   $  873     $428,533      $ 91,330    $             $             $186,428   $707,164
                                 =======   ======     ========      ========    ========      ==========    ========   ========


         The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------

Cash flows from operating activities:

  Net income.............................  $  48,155     $ 59,981     $ 15,635
  Noncash adjustments:
     Depreciation and amortization.......     65,072       48,463       35,194
     Unrealized gain on investment in
       common stock......................    (14,431)
     Merger transaction costs............     14,587
     Merger related asset impairments....      2,300
     Deferred income taxes...............      9,687        5,805        7,985
     Writedown of accounts receivable
       and certain assets................                               37,841
     Earnings on joint ventures..........       (634)        (540)        (437)
     Gain on sale of investment in
      ambulatory surgery center..........                                 (511)
     Revenue from investment
      in common stock....................     (6,019)      (3,523)      (1,716)
     Imputed interest on medical practice
      transactions.......................                                  248
     Cash provided (used), net of
      effects of medical practice
      transactions, by changes in:
     Accounts receivable.................    (80,940)     (61,539)     (58,852)
     Prepaids and other current assets...    (34,958)     (13,021)      (9,712)
     Other assets........................      1,052          908        4,690
     Accounts payable....................     23,032       15,420       25,044
     Due from/to affiliated
      physician groups...................    (18,682)       2,660      (10,511)
     Income taxes receivable/payable.....      5,591       17,866       (6,314)
     Other accrued liabilities...........     17,728        7,219        3,332
                                           ---------     --------     --------
        Net cash provided by
           operating activities..........     31,540       79,699       41,916
                                           ---------     --------     --------
Cash flows from investing activities:
  Acquisition of property
   and equipment.........................    (74,320)     (58,646)     (49,199)
  Net payments in medical
   practice transactions.................    (43,513)     (32,229)     (42,821)
  Merger transaction costs...............    (14,587)
  Investments............................     (3,000)      (1,944)      (4,058)
  Proceeds from sale of investment in
   ambulatory surgery center............                                 1,950
  Other..................................      1,905       (1,409)      (2,142)
                                           ---------     --------     --------
        Net cash used by
           investing activities..........   (133,515)     (94,228)     (96,270)
                                           ---------     --------     --------
Cash flows from financing activities:
  Proceeds from Credit Facility..........    170,000       66,000      174,000
  Proceeds from Senior Secured Notes.....    100,000
  Repayment of Credit Facility...........   (152,000)      (8,000)     (99,000)
  Repayment of other indebtedness........    (20,394)     (29,344)     (19,247)
  Debt financing costs...................     (2,610)                     (333)
  Proceeds from exercise of stock
   options...............................      4,669        2,525        1,294
  Issuance of Common Stock...............                   1,698          722
  Purchase of Treasury Stock.............                 (12,431)      (6,418)
                                           ---------     --------     --------
        Net cash provided by
         financing activities............     99,665       20,448       51,018
                                           ---------     --------     --------
Increase (decrease) in cash and
 equivalents.............................     (2,310)       5,919       (3,336)
Cash and equivalents:
  Beginning of period....................     13,691        7,772       11,108
                                           ---------     --------     --------
  End of period..........................  $  11,381     $ 13,691     $  7,772
                                           =========     ========     ========
Interest paid............................  $  24,192     $ 14,022     $ 11,142
Taxes paid...............................     17,331       15,540        9,331
Noncash investing and financing
 transactions:
  Value of Common Stock to be issued in
    medical practice transactions........  $  24,637     $  8,732     $ 24,619
  Delivery of Common Stock in medical
   practice transactions.................     24,508       20,479       27,424
  Debt issued in medical practice
   transactions..........................     27,292       13,500       49,169
  Debt assumed in medical practice
   transactions..........................         86          277        4,554
  Debt issued in investment transaction..      5,000
  Conversion of subordinated notes
   payable to Common Stock...............                   8,500
  Assets acquired under capital lease....                   2,268          921
  Tax benefit from exercise of
   non-qualified stock options...........        174        5,530        2,042

         The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     US Oncology, Inc., a Delaware corporation (Company) (formerly American Oncology Resources, Inc. (AOR)), is a cancer management company. The Company provides comprehensive management services under long-term agreements to oncology practices comprised of over 800 physicians in 26 states at December 31, 1999. These practices provide a comprehensive range of medical services to cancer patients, integrating the multiple specialties of cancer care, including medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation.

     The consolidated financial statements of the Company have been prepared to give retroactive effect to the Merger with Physician Reliance Network, Inc.
(PRN) on June 15, 1999. This transaction was accounted for as a pooling of interests, and, accordingly, the historical financial statements give effect to the combination of the historical balances and amounts of AOR and PRN for all periods presented. As a result of the Merger, PRN became a wholly owned subsidiary of the Company, and each holder of PRN stock received 0.94 shares of the Company's Common Stock for each PRN share held.

     The following is a summary of the Company's significant accounting policies:

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts, including amounts attributable to PRN prior to the Merger, have been reclassified to conform with the current period financial statement presentation.

     On November 20, 1997, the Emerging Issues Task Force issued EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 requires the evaluation of all management contracts for purposes of determining the need for consolidation of affiliated
physician practices based on certain control characteristics.   The Company has
determined that none of the existing management contracts meet EITF 97-2 requirements for consolidation. As the Company has historically not consolidated its affiliated physician practices, the adoption of EITF 97-2 had no impact on the Company's financial statements.

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

Management fee revenue

     Approximately 54% of the Company's 1999 management fee revenue has been derived from management agreements that provide for payment to the Company of a management fee, which typically includes all practice costs (other than amounts retained by the physicians), a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied, a performance fee. The amount of the fixed fee is related to the size of the affiliation transaction and, as a result, varies significantly among the management service agreements. The percentage fee, where permitted by applicable law, is generally seven percent of the affiliated physician group's net revenue. Performance fees are paid after payment of all practice expenses, physician compensation and the other management fees and, where permitted by state law, are approximately 50% of the residual profitability of the physician group. Management fees are not subject to adjustment, with the exception that the fixed fee may be adjusted from time to time after the fifth year of the management agreement to reflect inflationary trends. These management service agreements permit the affiliated physician group to retain a specified amount (typically 23% of the group's net revenues) for physician salaries, and payment of such salaries is given priority over payment of the management fee. The affiliated physician group is also entitled to retain all profits of the practice after payment of the management fee to the Company. The Company recognizes the management fees as revenue when the

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

fees are earned and are deemed realizable based upon the contractually-agreed amount of such fees, after taking into consideration the payment priority of physician compensation.

     Approximately 41% of the Company's 1999 management fee revenue has been derived from management agreements that provide for payment to the Company of a management fee that includes an amount equal to the direct expenses associated with operating the affiliated physician group and an amount which is calculated based on the service agreement for each of the affiliated physician groups. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, salaries and benefits of non-physician employees who support the affiliated physician groups. The direct expenses do not include salaries and benefits of physicians. At December 31, 1999 the non-expense related portion of the management fee is a percentage, ranging from 25% to 35%, of the earnings before interest and taxes of the affiliated physician group. The earnings of an affiliated physician group is determined by subtracting the direct expenses from the professional revenues and research revenues earned by the affiliated physician group.

     The remaining management agreements provide for a fee that is a percentage of revenue or of earnings of the affiliated physician group or is a predetermined, fixed amount. Each affiliated physician group is responsible for paying the salaries and benefits of its physician employees from the amount retained by the affiliated physician group after payment of the Company's management fee.

Cash equivalents and investments

     The Company considers all highly liquid debt securities with original maturities of three months or less to be cash equivalents.

Accounts Receivable

     To the extent permitted by applicable law, the Company purchases the accounts receivable generated by affiliated physician groups from patient services rendered pursuant to the management services agreements. The accounts receivable are purchased at their net collectible value, after adjustment for contractual allowances and allowances for doubtful accounts. The Company is reimbursed by the affiliated physician groups for any purchased receivables that are deemed uncollectible following the Company's purchase. Thus, the Company does not have an allowance for doubtful accounts. If any purchased accounts receivable are subsequently deemed uncollectible, then the affiliated physician group responsible for the receivables would reduce its revenue during the period in which the uncollectible amount is determined. Because the Company's management fee is based in part on the affiliated physician group's revenue, the reduction in revenue caused by the uncollectible accounts receivable would proportionally reduce the Company's management fee. The impact of such adjustments is typically not significant. However, laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation, which along with other third party payor actions, could impact the collection of accounts receivable in the future.

     During 1997, PRN recorded a $37,800 writedown of accounts receivable. This charge resulted from a continuing analysis of PRN's accounts receivable in 1997 that led management to believe (i) that, despite changes in collection procedures and additions to staffing levels beginning in mid-1996, a significant amount of accounts receivable were no longer collectible and (ii) that the estimation process of determining contractual allowances needed to be revised to recognize an accelerating trend among payors toward lower overall reimbursement levels. Under the management service agreements in place at that time, the passage of time precluded the Company from including the writedown as a direct expense. The current management service agreements, coupled with policies and procedures currently in place, permit the Company to record accounts receivable adjustments as direct expenses in the period recognized.

     The charge recorded consisted primarily of the following estimated amounts: accounts receivable from patient estates of $11,000, changes in the historical collection experience from Medicare of $11,000 and changes in the historical collection experience on other managed care payors of $14,000. Because PRN had historical estimation processes in place in the preparation of its prior annual and quarterly financial statements and was not aware of any contrary factors or information that

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

would alter the estimation process used in those periods, PRN concluded that the charge was a change in estimate and should not be reflected as an accounting error requiring restatement.

Due from and to affiliated physicians groups

     The Company has advanced to certain of its affiliated physician groups, primarily Texas Oncology, P.A., amounts needed for working capital purposes primarily to assist with the development of new markets to support the addition of physicians, and to support the development of new services. Certain advances bear interest at a market rate negotiated by the Company and the affiliated physician groups, which approximates the prime lending rate (8.5% at December 31, 1999). These advances are unsecured and are repaid in accordance with the terms of the instrument evidencing the advance. Amounts payable to related parties represent current payments to affiliated physician groups for services rendered under Service Agreements.

Prepaids and other current assets

     Prepaids and other current assets consist of prepayments, insurance and other receivables.

Inventories

     Inventories consist of pharmaceuticals and medical supplies and are carried at the lower of cost or market on a first-in, first-out basis.

Property and equipment

     Property and equipment is stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of three to ten years for computers and software, equipment, and furniture and fixtures, the lesser of ten years or the remaining lease term for leasehold improvements and twenty-five years for buildings. Interest costs incurred during the construction of major capital additions, primarily cancer centers, are capitalized.

Management service agreements

     Management service agreements consist of the costs of purchasing the rights to manage oncology groups. Under the initial 40-year terms of the agreements, the affiliated physician groups have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. The Company amortized these costs over the 40-year term of the related management service agreement until July 1, 1998, when the Company changed its amortization period to 25 years on a prospective basis. The changes had an immaterial impact on the Company's results of operations.

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

     Each management services agreement provides for the formation of a policy board. The policy board meets periodically, approves those items having a significant impact on the affiliated physician group and develops the affiliated physician group's strategic initiatives. The two most significant items reviewed and approved by the policy board are the annual budget for the group and the addition of facilities, services or physicians. Each management services agreement provides a mechanism to adjust the Company's management fee if a change in law modifies the underlying financial arrangement between the Company and the affiliated physician group.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)


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

Other assets

     Other assets consist of costs associated with obtaining debt financing, the excess of purchase price over the fair value of net assets acquired, and investments in joint ventures. The debt financing costs are capitalized and amortized over the terms of the related debt agreements using the straight line method, which approximates the interest method. The amounts recorded for excess of purchase price over the fair value of net assets acquired are being amortized on a straight-line basis over 20 years. At December 31, 1999 and 1998, accumulated amortization equaled $2,415 and $1,231, respectively. The investments in joint ventures for which the Company does not have control are accounted for under the equity method of accounting. For 1999, 1998 and 1997, operational activity relating to the joint ventures was not material to the operations of the Company.

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

Earnings per share

     The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share," which requires the Company to disclose "basic" and "diluted" earnings per share (EPS). The computation of basic earnings per share is based on a weighted average number of Common Stock and Common Stock to be issued shares outstanding during these periods. The Company includes Common Stock to be issued in both basic and diluted EPS as there are no foreseeable circumstances, which would relieve the Company of its obligation to issue these shares. The computation of diluted earnings per share is based on the weighted average number of Common Stock and Common Stock to be issued shares outstanding during the periods as well as dilutive potential Common Stock calculated under the treasury stock method.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

The following table summarizes the determination of shares used in per share calculations:

                                             Year Ended December 31,
                                           ----------------------------
                                             1999      1998      1997
                                           --------   -------   -------
Basic
  Outstanding at end of period:
     Common Stock.......................    87,253    80,830    75,781
     Common Stock to be issued..........    13,982    16,947    19,208
                                           -------    ------    ------
                                           101,235    97,777    94,989
  Effect of weighting...................    (1,052)     (130)   (1,821)
                                           -------    ------    ------
     Shares used in per share              100,183    97,647    93,168
      calculation.......................   =======    ======    ======
Diluted
  Outstanding at end of period:
     Common Stock.......................    87,253    80,830    75,781
     Common Stock to be issued..........    13,982    16,947    19,208
                                           -------    ------    ------
                                           101,235    97,777    94,989
  Effect of weighting and assumed share
   equivalents for grants of
    stock options.......................       400     2,218     2,209
                                           -------    ------    ------
     Shares used in per share              101,635    99,995    97,198
      calculation.......................   =======    ======    ======

  Anti-dilutive stock options not
   included above.......................     6,903     1,698     2,339

Operating segments

     During 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's business is providing comprehensive management services, facilities and equipment, administrative and technical support and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient cancer care. The physicians affiliated with the Company provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including comprehensive oncology services (including primarily medical, radiation, and gynecologic services), diagnostic radiology services, retail pharmacy services and clinical research. The Company's chief decision maker did not receive financial information for separate product lines of the Company's business, nor did he make resource allocation decisions through 1999 based upon financial information for separate product lines. For the years ended 1999 and 1998, oncology related services was the only product line that exceeded the reporting thresholds of FAS
131. The Company, therefore, has used the aggregation criteria of FAS 131 and reports a single segment.


Comprehensive income

     During 1998, the Company adopted FASB Statement No. 130, "Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components. In addition to net income, comprehensive income is comprised of "other comprehensive income" which includes all charges and credits to equity that are not the result of transactions with owners of the Company's Common Stock. The required disclosure is included in the accompanying consolidated statements of operations. Accumulated other comprehensive income consists of the unrealized gain or loss (net of tax) relating to investments in common stock available for sale.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)


Accounting pronouncements for future adoption

     In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which is effective for the Company's financial statements as of and for the year ending December 31, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In 1999, FASB issued Statement No. 137 which delayed the required implementation date for FAS 133 until the Company's year ended December 31, 2001. Management expects to implement FAS 133 for the year ended December 31, 2001 and does not expect such implementation to have a material effect on the Company's operations.


NOTE 2 - REVENUE

     Medical service revenue for services to patients by the physician groups affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Medical service revenue of the affiliated physician groups is reduced by amounts retained by the physician groups under the Company's management service agreements to arrive at the Company's management fee revenue.

The following presents the amounts included in the determination of the Company's revenues:

                                                   Year Ended December 31,
                                           ------------------------------------
                                              1999         1998          1997
                                           ----------    ----------    --------

  Medical service revenue...............   $1,384,813    $1,073,446    $802,292
  Amounts retained by affiliated
   physician groups.....................      314,553       263,115     198,789
                                           ----------    ----------    --------
  Management fee revenue................    1,070,260       810,331     603,503

  Other revenue.........................       22,681        26,265      21,910
                                           ----------    ----------    --------

  Revenue...............................   $1,092,941    $  836,596    $625,413
                                           ==========    ==========    ========

     For the years ended December 31, 1999, 1998 and 1997, the affiliated physician groups derived approximately 35% of their medical service revenue from services provided under the Medicare and state Medicaid programs. Capitation revenues were less than 1% of total medical service revenue in 1999, 1998 and 1997. Changes in the payor reimbursement rates, particularly Medicare and Medicaid due to its concentration, or affiliated physician groups' payor mix can materially and adversely affect the Company's revenues.

     The Company's accounts receivable are a function of medical service revenue of the affiliated physician group rather than the Company's revenue.
Receivables from the Medicare and state Medicaid programs are considered to have minimal credit risk, and no other payor comprised more than 10% of accounts receivable at December 31, 1999.

     The Company's most significant and only management service agreement to provide more than 10% of revenues is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 25%, 32%, and 37% of the Company's total revenues for the years ended December 31, 1999, 1998, and 1997, respectively. Set forth below is selected, unaudited financial and statistical information concerning TOPA.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)


                                                Year Ended December 31,
                                          ----------------------------------
                                            1999         1998         1997
                                          --------     --------     --------

  Medical service revenues.............   $341,939     $338,113     $291,395
                                          --------     --------     --------
  Management fee paid to the Company
     Reimbursement of expense..........    232,255      218,083      183,863
     Earnings component................     37,726       42,010       37,636
                                          --------     --------     --------

  Total management fee.................    269,981      260,093      221,499
                                          --------     --------     --------

  Amounts retained by TOPA.............   $ 71,958     $ 78,020     $ 69,896
                                          ========     ========     ========

  Physicians employed by TOPA..........        195          197          221

  Cancer centers utilized by TOPA......         29           24           21

     The Company's operating margin for the TOPA service agreement was 14.0%, 16.1%, and 17.0% for the years ended December 31, 1999, 1998 and 1997, respectively. Operating margin is computed by dividing the earnings component of the management fee by the total management fee. The decrease in operating margin in 1999 and 1998 is due to the utilization of multiple and new expensive pharmaceutical agents that have lower margins than those previously used. The Company believes that these trends will continue in the future.

     The number of physicians employed by TOPA decreased in 1998 because a group of 34 radiologists (Reformed Radiology) withdrew from TOPA and entered into a new service agreement with the Company. The Company, TOPA and Reformed Radiology determined that it was in the best interests of all parties to have a separate practice focusing on radiology. The Company is not aware of any negative operating or financial trends related to TOPA.

     Other revenues are primarily derived from retail pharmacy operations located in certain of the Company's cancer centers and larger physician offices and providing clinical research services.


NOTE 3 - MEDICAL PRACTICE TRANSACTIONS

     The consideration paid for the physician groups to enter into long-term management service agreements and for the nonmedical assets of the physician groups, primarily receivables and fixed assets, has been accounted for as asset purchases. Total consideration includes the assumption by the Company of specified liabilities, the estimated value of nonforfeitable commitments by the Company to issue Common Stock at specified future dates for no additional consideration, short-term and subordinated notes, cash payments and related transaction costs as follows:

                                            Year Ended December 31,
                                         -----------------------------
                                           1999      1998       1997
                                         --------   -------   --------

  Cash and transaction costs..........   $ 43,513   $32,229   $ 42,821
  Short-term and subordinated notes...     27,292    13,500     49,169
  Common Stock to be issued...........     24,637     8,732     24,619
  Liabilities assumed.................      4,882     2,687      8,252
                                         --------   -------   --------
  Total costs.........................   $100,324   $57,148   $124,861
                                         ========   =======   ========
   Number of practice affiliations....         20        21         23

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     During 1999, the Company affiliated with 20 oncology physician groups on the effective dates indicated as follows: January 1, Oncology & Hematology of Southwest Virginia of Roanoke, Virginia, total consideration of $27,156 including 820 shares of common stock to be issued with a value of $9,840; January 1, Hematology Associates Ltd. of Phoenix, Arizona, total consideration of $10,772 including 284 shares of common stock to be issued with a value of $3,415; June 4, Birmingham Hematology Oncology Associates, P.C. of Birmingham, Alabama, total consideration of $12,625 including 402 shares of common stock to be issued with a value of $3,505; 17 other physician groups, total consideration of $44,889 including 1,126 shares of common stock to be issued with a value of $7,877.

     During 1998, the Company affiliated with 21 oncology physician groups on the effective dates indicated as follows: January 1, Northwest Medical Specialists, P.C., of Niles, Illinois, total consideration of $12,250 including 231 shares of Common Stock to be issued with a value of $3,062; March 26, Landry & Moss, M.D.'s, P.A. of Bradenton, Florida, total consideration of $3,645 including 61 shares of Common Stock to be issued with a value of $604; March 31, Dayton Oncology/Hematology Consultants, P.A. of Dayton, Ohio, total consideration of $5,560 including 116 shares of Common Stock to be issued with a value of $1,048; May 1, Colorado Radiation Oncology, P.C. of Denver, Colorado, total consideration of $3,321 including 112 shares of Common Stock to be issued with a value of $1,095; August 15, Spector, Zimbler, & DeLeo, M.D.'s of Berkshire, Massachusetts, total consideration of $2,539 including 41 shares of Common Stock to be issued with a value of $436; September 1, Arnold Wax, M.D., LTD of Las Vegas, Nevada, total consideration of $4,426 including 88 shares of Common Stock to be issued with a value of $587; and in July through December of 1998, eleven smaller transactions with physician groups in Tucson, Arizona; Oklahoma City, Oklahoma; Kansas City, Missouri; Dunedin, Florida; Norfolk, Virginia; Owings Mills, Maryland; Highland, Illinois; Clear Lake, Texas, and Denver, Colorado; for total consideration of $25,407 including 370 shares of Common Stock to be issued with a value of $1,900.

     During 1997, the Company affiliated with 23 oncology physician groups on the effective dates indicated as follows: March 28, Northwest Cancer Center P.C., Puget Sound Cancer Center, P.C., and Washington Cancer Centers, P.C. of Edmonds, Washington, total consideration of $11,500 including subordinated convertible notes with a value of $8,500; January 10, Williamsburg Hematology and Oncology of Virginia, total consideration of $4,566 including 94 shares of Common Stock to be issued with a value of $588; March 14, Virginia Oncology Associates, P.C., of Norfolk, Virginia, total consideration of $21,085 including 514 shares of Common Stock to be issued with a value of $3,239; April 1, Central Indiana Radiation Oncology, P.S.C. of Indiana, total consideration of $4,622 including 253 shares of Common Stock to be issued with a value of $1,393; March 24, Texas Radiation Oncology Group, L.L.P. of Austin, Texas, total consideration of $12,065 including 343 shares of Common Stock to be issued with a value of $1,754; November 1, Hematology Associates of South Texas, P.A., total consideration of $6,082 including 155 shares of Common Stock to be issued with a value of $1,366; November 1, Clinical Hematology Oncology Associates, P.C. of Arizona, total consideration of $9,855 including 398 shares of Common Stock to be issued with a value of $3,767; November 17, Florida Community Cancer Centers, P.A. of Tampa, Florida, total consideration of $34,846 including 1,117 shares of Common Stock to be issued with a value of $8,964; and in January through September of 1997, fifteen smaller transactions with physician groups in Tulsa, Oklahoma; Las Vegas, Nevada; Portland, Oregon; Fairfax, Virginia; Vancouver, Washington; Kissimmee, Florida; Little Rock, Arkansas; Westminster, Maryland; and Franklin, Pennsylvania; for total consideration of $20,240 which includes 516 shares of Common Stock to be issued with a value of $3,548.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     In connection with three medical practice transactions occurring in 1997, the Company issued subordinated promissory notes contingently obligating the Company to pay up to $1,300. Payment under the promissory notes is contingent on the Company receiving a defined level of management fees during the first two years following the applicable medical practice transaction which substantially exceeds the level of management fees expected by the Company during its negotiations with the practice. Once the payment is fixed, the subordinated promissory notes are paid in five annual installments, commencing on the third anniversary of the medical practice transaction. As of December 31, 1999, the Company has recorded $449 of the $1,300 and no future liability exists. (See
Note 6 -"Subordinated Notes" herein.) Amounts that are earned under these obligations are allocated to the affiliated long-term management services agreement and are amortized over the remaining life of that asset.


NOTE 4 - RESEARCH CONTRACTS

     On June 30, 1997, one of the Company's subsidiaries, PRN Research, Inc., entered into a comprehensive clinical development alliance with ILEX Oncology, Inc. ("ILEX"), a drug development company focused exclusively on cancer. Under the terms of the agreement, PRN would refer all contract research business to ILEX. As part of the agreement, ILEX issued to the Company 314 shares, 314 shares, and 312 shares of ILEX common stock in 1999, 1998, and 1997, respectively. The Company has recognized $2,867, $3,523, and $1,716 as revenue in 1999, 1998 and 1997, respectively, representing the fair value of the ILEX stock received on June 30 of each year, recognized over the following year as the Company was obligated to perform clinical research activities during that period. Effective June 30, 1999, the Company amended its agreement with ILEX. Under the amended agreement, ILEX accelerated the issuance of 315 shares of its common stock valued at $3,152 and the parties agreed to terminate the Company's obligations to provide research referral services to ILEX under the agreement. ILEX's obligation to issue additional shares to the Company contingent upon volume of activity was cancelled at this time.

     Through the third quarter of 1999, the Company recognized subsequent changes in the value of ILEX stock received as a component of other comprehensive income in shareholders' equity in accordance with its intentions and classification of the investment as "available for sale" under the guidance of FASB 115. The valuation allowance was shown as a component of stockholders' equity, net of applicable income taxes. During the fourth quarter of 1999, the Company changed its intentions and reclassified the investment as a trading security. In connection with this decision, the Company has recognized an unrealized gain of $14,431 in the accompanying consolidated statement of operations and comprehensive income to reflect the fair value of the investment at December 31, 1999. The Company sold the investment in a private sale transaction in March 2000 and realized net proceeds of $54,798, which will result in the recognition of an additional gain of $27,540 in the consolidated statement of operations and comprehensive income in the first quarter of 2000.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                December 31,
                                           ----------------------
                                              1999        1998
                                           ----------   ---------

Land....................................   $  18,080    $ 17,946
Furniture and equipment.................     222,771     197,290
Buildings and leasehold improvements....     125,715      88,085
Construction in progress................      15,105       6,081
                                           ---------    --------
                                             381,671     309,402
Less - accumulated depreciation and
 amortization...........................    (127,382)    (88,458)
                                           ---------    --------
                                           $ 254,289    $220,944
                                           =========    ========


NOTE 6 - INDEBTEDNESS

The Company's long-term indebtedness consists of the following:

                                                December 31,
                                           ----------------------
                                              1999        1998
                                           ----------   ---------

  Credit Facility A.....................    $174,000   $104,000
  Credit Facility B.....................                 52,000
  Senior secured notes..................     100,000
  Notes payable.........................      13,031     15,623
  Subordinated notes....................      97,997     80,611
  Convertible notes.....................         900        900
  Capital lease obligations and other...         956      3,766
                                            --------   --------
                                             386,884    256,900
  Less - current maturities.............      26,693     22,426
                                            --------   --------
                                            $360,191   $234,474
                                            ========   ========
Credit Facility A

     The Company has a loan agreement and revolving credit/term facility (Credit Facility A) which was amended effective as of June 15, 1999 in connection with the Merger to improve certain terms, covenants and capacity. Under the terms of the agreement, the amounts available for borrowing are $275,000 through 2004 (the borrowing limit was $150,000 prior to the amendment). Credit Facility A includes a $100,000 component that is renewable at the option of the lenders under that agreement at one year intervals from the original date of the agreement. The maximum borrowings outstanding during 1999 were $246,000. Proceeds of loans may be used to finance medical practice transactions, provide working capital or for other general corporate uses. The Company has classified the entire balance outstanding under Credit Facility A as long-term due to its ability and intent to maintain the borrowings past 2000.

     Borrowings under Credit Facility A are secured by capital stock of the Company's subsidiaries and all material contracts, including management service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) up to LIBOR plus an amount determined under a defined formula. The Base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of December 31, 1999 and 1998, the weighted average interest rate on all outstanding draws was 7.5% and 5.8%, respectively.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     The Company is subject to restrictive covenants under Credit Facility A, including the maintenance of certain financial ratios. The agreement also limits certain activities such as incurrence of additional indebtedness, sales of assets, investments, capital expenditures, mergers and consolidations and the payment of dividends. Under certain circumstances, additional medical practice transactions may require First Union and the lenders' consent.

Credit Facility B

     PRN had a loan agreement and revolving credit/term facility (Credit Facility B). The facility was repaid and replaced during June 1999 in conjunction with the amendment and restatement of Credit Facility A. Under the terms of the agreement, the amounts available for borrowing under the revolver was $140,000. Proceeds of loans could be used to finance medical practice transactions, provide working capital or for other general corporate uses. PRN had classified this facility as long-term due to its ability and intent to maintain the borrowings past 1999. Credit Facility B contained restrictive covenants and was secured by the capital stock of two of PRN's wholly owned subsidiaries.

Senior secured notes

     In November 1999, the Company issued $100,000 in senior secured notes to a select group of institutional investors. The notes bear interest at 8.42%, mature in installments from 2002 through 2006 and rank equal in right of payment with all current and future senior indebtedness of the Company. The senior secured notes contain restrictive financial and operational covenants and are secured by the same collateral as Credit Facility A.

Notes payable

     The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and mature between 2000 to 2005. The notes are payable to physicians with whom the Company entered into long-term management service agreements and relate to medical practice transactions. The notes payable are unsecured.

Subordinated notes

     The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into management service agreements. Substantially all of the notes outstanding at December 31, 1999 and 1998 bear interest at 7%, are due in installments through 2006 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective physician group can terminate the related management service agreement for cause.

Convertible notes

     In April 1997, the Company issued $8,500 of convertible promissory notes as partial consideration for physicians groups to enter into a Service Agreement. The notes bear interest at the prime rate plus 1%. During 1998 these promissory notes were converted into approximately 1,500 shares of the Company's Common Stock. In July 1997, the Company issued $900 of convertible promissory notes as partial consideration for a physician group to enter into a Service Agreement. The notes bear interest at 6% and are convertible at the option of the holder of the notes into 66 shares of the Company's Common Stock in 2002.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

Capital lease obligations and other

     Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. At December 31, 1999 and 1998, the gross amount of assets recorded under the capital leases was $5,300 and $5,500, respectively, and the related accumulated amortization was $3,000and $2,300, respectively. Amortization expense is included with depreciation in the accompanying consolidated statement of operations. Total future capital lease payments are $530. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in medical practice transactions.

Maturities

     Future principal maturities of long-term indebtedness, including capital lease obligations, are approximately $26,700 in 2000, $22,800 in 2001, $43,500 in 2002, $35,800 in 2003, $207,700 in 2004 and $50,400 thereafter.


NOTE 7 - INCOME TAXES

     The Company's income tax provision consists of the following:

                                            Year Ended December 31,
                                           ---------------------------
                                             1999     1998      1997
                                           -------   -------   -------
  Federal:
     Current............................   $21,661   $27,767   $ 1,447
     Deferred...........................     8,171     5,195     7,318
  State:
     Current............................     1,129     2,612     2,161
     Deferred...........................     1,268       610       667
                                           -------   -------   -------
                                           $32,229   $36,184   $11,593
                                           =======   =======   =======

     The difference between the effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:


                                            Year Ended December 31,
                                           ---------------------------
                                             1999     1998      1997
                                           -------   -------   -------

  Provision for income taxes at U.S.
   statutory rates......................     35.0%     35.0%     35.0%
  State income taxes, net of federal
   benefit..............................      2.5       3.0       8.1
  Non-deductible portion of merger
   related costs........................      2.1
  Other.................................      0.5      (0.4)     (0.5)
                                             ----      ----      ----
                                             40.1%     37.6%     42.6%
                                             ----      ----      ----

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)


     Deferred income taxes are comprised of the following:

                                                          December 31,
                                                       ------------------
                                                        1999       1998
                                                       -------    -------

  Deferred tax assets:
     Deferred rent.................................    $   598    $     -
     Accrued expenses..............................      1,098        849
     Other.........................................        167        421
                                                       -------    -------
                                                       $ 1,863    $ 1,270
                                                       -------    -------
  Deferred tax liabilities:
     Management service agreements.................    $17,319    $13,556
     Depreciation..................................     11,853     11,164
     Prepaid expenses..............................        265         87
     Unrealized gain on investment.................      5,650          -
                                                       -------    -------
                                                        35,087     24,807
                                                       -------    -------
     Net deferred tax liability....................    $33,224    $23,537
                                                       =======    =======

     At December 31, 1999 and December 31, 1998, net deferred tax liability and income taxes payable includes a tax liability of $11,900 and $5,000, respectively. The liability has been established related to the Company's tax position and the possible disallowance of certain deductions taken in connection with the Company's management services agreements. The impact of disallowance would be immaterial to the Company's financial condition and results of operations.


NOTE 8 - PROFIT SHARING PLAN

     Employees of the Company may participate in either the AOR 401(k) plan or the PRN 401(k) profit sharing and savings plan, based upon pre-Merger employment status. Participants of the AOR plan are eligible to participate after 6 months of employment and reaching the age of 21. Participants of the PRN plan are eligible to participate at the time of employment if they have reached the age of 20 and 1/2 years. Participants vest in the employer contribution portion of their account, if any, at the rate of 20% for each year that they meet the plan's service requirements.

     The AOR plan allows for a discretionary employer contribution to the plan. For the three years ended December 31, 1999, no employer contributions were made.

     The PRN plan allows for an employer match of contributions made by plan participants. For the year ended December 31, 1997, the Company elected to match 50% of employee contributions, the total match not to exceed 6% of the participant's salary subject to the salary ceiling rules imposed by the Internal Revenue Service. In 1998 the Company elected to match 50% of employee contributions, the total match not to exceed 3% of the participant's salary subject to the salary ceiling rules imposed by the Internal Revenue Service. In 1999 the Company elected to match 50% of employee contributions, the total match not to exceed 3% of the participant's salary subject to the salary ceiling rules imposed by the Internal Revenue Service. Effective June 15, 1999, the Company elected to cease the employer match under the PRN plan. The Company's contribution amounted to approximately $1,000, $1,600 and $1,800 for the years ended December 31, 1999, 1998, and 1997, respectively.


NOTE 9 - STOCKHOLDERS' EQUITY

     Effective May 8, 1997, the Company's stockholders approved an increase in the number of shares of Common Stock authorized to be issued to 80,000 shares. In conjunction with the Merger of the Company and PRN, the Company's stockholders approved an increase in the number of shares of common stock authorized to 250,000 shares.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     Effective May 16, 1997, the Board of Directors of the Company adopted a shareholders' rights plan and in connection therewith, declared a dividend of one Series A Preferred Share Purchase Right for each outstanding share of Common Stock. For a more detailed description of the shareholders rights plan, refer to the Company's Form 8-A filed with the Securities and Exchange Commission on June 2, 1997.

     On August 13, 1996, the Board of Directors of the Company authorized the purchase of up to 3,000 shares of the Company's Common Stock in public or private transactions. In 1998, 1997, and 1996, the Company purchased 1,232; 658, and 1,110 shares at aggregate costs of $12,400, $6,400 and $9,400, respectively. Shares repurchased have been used to satisfy commitments for the delivery of the Company's Common Stock from medical practice transactions. On March 21, 2000, the Board of Directors of the Company authorized the purchase of up to 10,000 shares of the Company's Common Stock in public or private transactions.

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

     The shares of Common Stock to be issued at specified future dates were valued at the transaction date at a discount from the quoted market price of a delivered share after considering all relevant factors, including normal discounts for marketability due to the time delay in delivery of the shares. The discount for shares of Common Stock to be issued at specified future dates is 10% for shares to be delivered prior to the fifth anniversary of the transaction and is 20% for shares to be delivered thereafter. The Common Stock in the transactions is to be delivered under the terms of the respective agreements for periods up to seven years after the initial transaction date. The recorded value represents management's best estimate of the fair value of the shares of Common Stock to be delivered in the future as of the transaction date. A portion of the Common Stock to be issued commitment is based upon obligations to deliver a specified dollar value of Common Stock shares. The value of these shares is not discounted and the number of shares to be issued would change with change in the market value of the Company's Common Stock.

     For transactions completed through December 31, 1999, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of time are approximately 5,172 in 2000, 1,947 in 2001, 2,817 in 2002, 1,408 in 2003, 1,535 in 2004 and 1,103 thereafter.


NOTE 10 - STOCK OPTIONS

     The Company's 1993 Key Employee Stock Option Plan, as amended, provides that employees may be granted options to purchase Common Stock. Total shares available for grant are limited to 12% of the outstanding common shares plus the shares to be issued to physician groups at specified future dates. Individual option vesting and related terms are determined by the Compensation Committee of the Board of Directors. However, the stock option plan provides that the options granted may be incentive options at an exercise price no less than fair value at the grant date or 85% of fair value in the case of nonqualified options. Option terms may not exceed ten years. Individual option grants vest ratably over time, generally five years. In connection with the merger of AOR and PRN, all outstanding options of PRN became fully vested and exercisable at the merger date and were assumed by the Company. Outstanding PRN options became options to purchase 0.94 shares of the Company's common stock with an exercise price equal to the original exercise price divided by 0.94.

     Under the terms of the Company's Chief Executive Officer Stock Option Plan and Agreement and the Everson Stock Option Plan and Agreement, two executives were granted 3,694 non-qualified options to purchase Common Stock with an exercise price effectively equal to the fair market value at the date of grant. The options vested on the date of the Company's initial public offering and expire between 2000 and 2003. The Company's ability to grant further options under these plans ceased on the date of the Company's initial public stock offering. At December 31, 1999, 1,818 Common Stock options with a weighted-average exercise price of $3.72 per share were outstanding and exercisable under the terms of these plans.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     The Company's 1993 Non-Employee Director Stock Option Plan provides that up to 600 options to purchase Common Stock can be granted. The options vest in 4 months or ratably over 4 years, have a term of 10 years and exercise prices effectively equal to the fair market value at the date of grant. As of December 31, 1999, 296 options were outstanding, all of which were vested and exercisable.

     The Company's 1993 Affiliate Stock Option Plan, as amended, provides that options to purchase up to 3,000 shares of Common Stock can be granted. Options under the plan have a term of 10 years. All individual option grants vest ratably over the vesting periods of 3 to 5 years. Of the outstanding options to purchase shares of Common Stock granted under this plan, 1,004 were granted to physician employees of the affiliated physician groups and 25 were granted to other employees of the affiliated physician groups. In 1999, 1998 and 1997, the fair value of the options granted to non-employees was $5.89, $8.48 and 8.21 per share, respectively. Compensation expense will be recognized over the respective vesting periods. Expense of $1,300, $600 and $300 was recognized in 1999, 1998 and 1997, respectively.

     All of the Company's Common Stock options vest automatically upon a change in control of the Company, as defined in such stock option plans.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     The following summarizes the activity for all option plans:

                                                   Shares         Weighted
                                                Represented        Average
                                                 by Options     Exercise Price
                                                ------------    --------------

     Balance, January 1, 1997.................      6,786           $ 4.97

     Granted..................................      3,312            11.84
     Exercised................................       (613)            3.37
     Canceled.................................       (414)            7.39
                                                   ------

     Balance, December 31, 1997...............      9,071             7.54

     Granted..................................      2,351            12.87
     Exercised................................     (1,264)            4.08
     Canceled.................................       (574)            9.53
                                                   ------

     Balance, December 31, 1998...............      9,584             9.28

     Granted..................................      6,660             6.63
     Exercised................................       (358)            8.77
     Canceled.................................     (1,278)            9.73
                                                   ------

     Balance, December 31, 1999...............     14,608             8.16
                                                   ======

     The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                  --------------------------------------------------------------   ------------------------------------
                                           WEIGHTED
WEIGHTED RANGE       NUMBER                AVERAGE                 WEIGHTED
  OF AVERAGE      OUTSTANDING AT          REMAINING            AVERAGE EXERCISE    EXERCISABLE AT
EXERCISE PRICE       12/31/99          CONTRACTUAL LIFE            PRICE              12/31/99          EXERCISE PRICE
--------------    -------------        ---------------         -----------------   ---------------      --------------
    $1 to $3         1,141                  1.8                      $ 2.65              1,141               $ 2.65
     4 to 9          7,153                  7.6                        5.44              2,623                 5.96
    10 to 14         5,184                  8.4                       11.39              2,610                11.55
    15 to 24         1,130                  7.4                       16.35                552                16.97
                    ------                                                               -----
     1 to 24        14,608                  7.4                        8.18              6,926                16.97
                    ------

     The Company has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for fixed options granted to Company employees and directors. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information for 1999, 1998 and 1997 are as follows and includes compensation expense of approximately $12,600, $14,700 and $3,500, respectively:

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

                                                  Year Ended December 31,
                                              -------------------------------
                                                1999        1998        1997
                                              -------     -------     -------
Pro forma net income.......................   $35,555     $45,290     $12,107
Pro forma net income per share - basic.....   $  0.35     $  0.46     $  0.13
Pro forma net income per share - diluted...   $  0.35     $  0.45     $  0.12

     Options granted in 1999, 1998 and 1997 had weighted-average fair values of $5.42, $8.46, and $9.11 per share, respectively. The fair value of each Common Stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants from all plans in 1999, 1998 and 1997:

                                                1999        1998        1997
                                              -------     -------     -------
     Expected life (years)                        5           5           5
     Risk-free interest rate...............     5.0%        4.9%        5.2%
     Expected volatility...................      77%         76%         81%
     Expected dividend yield...............       0%          0%          0%

NOTE 11 - MERGER, RESTRUCTURING AND INTEGRATION COSTS

     In connection with the merger of AOR and PRN, the combined company incurred substantial costs. The company incurred costs directly related to its efforts to consummate the merger ("merger costs"), costs related to restructuring certain duplicate operating costs ("restructuring costs") and costs related to its efforts to integrate the operations of the two companies ("integration costs"). These costs totaled $29,014 and have been summarized in the accompanying consolidated statement of operations and comprehensive income as Merger, restructuring and integration costs in the year ended December 31, 1999.

     The Company's merger costs totaled $14,587 and include professional fees and expenses incurred in connection with the due diligence, negotiation and solicitation of shareholder approval for the transaction, as well as incremental travel costs and contractual change of control payments of approximately $5,000 to the executive management of PRN.

     The Company's management made certain decisions to restructure its operations to reduce overlapping personnel and duplicative facilities. The costs of personnel reductions include severance pay for terminated employees and payments attributable to stay bonuses paid before December 31, 1999 for employees providing transition assistance services. The Company also determined that certain furniture, fixtures, leasehold improvements, computer equipment and software was impaired as a result of personnel terminations, facility closings and decisions to harmonize certain information systems. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". The Company's restructuring costs recognized in the year ended December 31, 1999 totaled $7,193 and are summarized as follows:

                                          RESTRUCTURING      PAYMENTS TO                         ACCRUED
                                             EXPENSE            SETTLE           ASSET         LIABILITY AT
                                                             OBLIGATIONS      DISPOSITIONS       12/31/99
                                          -------------      -----------      ------------     ------------
Employee severance and stay bonuses...       $2,097           $(2,097)
Lease terminations....................        2,796              (320)                            $2,476
Asset impairments.....................        2,300                             $(2,300)
                                             ------           -------           -------           ------
      Total............................      $7,193           $(2,417)          $(2,300)          $2,476
                                             ======           =======           =======           ======

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     The Company also incurred specifically identified costs related to its efforts to integrate the two companies totaling $7,234 during the year ended December 31, 1999. These integration costs include costs for a physician conference to address combined Company operating strategies, employee orientation meetings, consulting fees related to integration activities and adoption of common employee benefit programs. These costs have been recognized as incurred and do not include costs related to inefficiencies incurred as the Company has attempted to integrate the operating activities of AOR and PRN.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. Total future minimum lease payments, including escalation provisions and leases with entities affiliated with physician groups, are $20,600 in 2000, $17,400 in 2001, $13,900 in 2002, $11,300 in 2003, $8,900 in 2004, and $14,600 thereafter. Rental expense under noncancelable operating leases was approximately $46,632 in 1999, $34,863 in 1998 and $27,883 in 1997.

     The Company enters into commitments with various construction companies and equipment vendors in connection with the development of cancer centers. As of December 31, 1999, the Company's commitments were approximately $5,800.

     In December 1997, the Company entered into a $75,000 master operating lease related to integrated cancer centers. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities under operating leases to the Company. The initial term of the lease is for five years and can be renewed in one year increments if approved by the lessor. The Company provides the lessor with substantial residual value guarantees at the end of each facility lease and has purchase options at original cost on each property. Advances under the master lease agreement at December 31, 1999 were $43,400.

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

     In March 1996, Methodist Hospitals of Dallas ("Methodist") filed a lawsuit in the District Court of Dallas County, Texas against the Company and TOPA asserting various claims, including claims of monopolization, conspiracy to monopolize, attempted monopolization, unfair competition, and tortious interference with actual and prospective contractual relationships. In May 1998, the Company, TOPA, and Methodist settled this lawsuit. Under the terms of the settlement, Methodist released the Company and TOPA from any liability, and the lawsuit, including all claims related thereto, was dismissed with prejudice. As part of the settlement, the PRN and TOPA agreed to limit the expansion of certain facilities and the number of physicians in Dallas County. The Company believes that such limitations will not materially adversely affect the Company's results of operations or growth plans.

     In September 1996 and October 1996, PRN was named as defendant in various lawsuits representing a class of all persons who purchased and still owned shares of PRN's common stock from the period of January 2, 1996 through October 28, 1996. In general, these lawsuits asserted that PRN failed to disclose that it had engaged in certain improper accounting practices, that the relationship between PRN and certain of the affiliated physician groups violated federal and state law, and that certain of the affiliated physician groups have charged the Medicare program amounts in excess of the cost of delivering certain services. In December 1997, PRN reached an agreement to settle these lawsuits for $1,975. In January and February 1998, these cases were dismissed with prejudice, and all members of the settlement class became barred from prosecuting, pursuing, or litigating any claims asserted in these cases.

     Beginning January 1, 1997, the Company has guaranteed that the amounts retained by physicians will be at least $5,195 annually under the terms of the management service agreement with the Company's Minnesota physician group provided that certain targets are met. Under this agreement, the Company reduced its management fee in 1998 from the Minnesota physician group by $714, and recorded management fee revenue from the Minnesota physician group of $21,665.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     The Company has been informed that the Company and an affiliated physician group are the subject of allegations that their billing practices may violate the Federal False Claims Act. The allegations are the result of two qui tam complaints filed under seal prior to the merger of PRN with a subsidiary of US Oncology. The U.S. Department of Justice is currently investigating the allegations in order to determine if the United States will intervene and pursue the claims on behalf of the plaintiffs. If the United States does not intervene, the plaintiffs may continue to pursue the claims individually. Because the complaints are under seal, and because the Department of Justice is in the process of investigating the claims, the Company is unable to fully assess at this point in time the nature or magnitude of these allegations. If the plaintiffs and/or the United States were to prevail in these claims, the resulting judgment could have a material adverse effect on the Company. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

NOTE 13 - RELATED PARTIES

     The Company receives a contractual management fee for providing management services to its affiliated physician groups. The Company also advances to its affiliated physician groups amounts needed for the purchase of pharmaceuticals and medical supplies necessary in the treatment of cancer. The advances are reflected on the Company's balance sheet as due from/to affiliated physician groups and are reimbursed to the Company as part of the management fee payable under its management service agreements with its affiliated physician groups.

     The Company leases a portion of its medical office space and equipment, at rates that the Company believes approximate fair market value based upon an analysis of comparable office space in the geographic areas from entities affiliated with certain of the stockholders of physician groups affiliated with the Company. Payments under these leases were $3,300 in 1999, $3,700 in 1998, and $2,600 in 1997 and total future commitments are $13,800 as of December 31, 1999.

     The subordinated notes are payable to persons or entities that are also stockholders or holders of rights to receive Common Stock at specified future dates. Total interest expense to these parties was $6,300 in 1999, $5,800 in 1998, and $5,200 in 1997.

     A director and a stockholder is of counsel and previously was a partner of a law firm utilized by the Company. The Company incurred $816, $558, and $584 for legal services provided by the firm in 1999, 1998 and 1997, respectively.

     Three of the Company's existing directors and three directors holding positions through June 15, 1999 are practicing physicians with physician groups affiliated with the Company. In 1999, the physician groups in which these directors participate generated total medical service revenues of $516,000 of which $110,300 was retained by the groups and $405,700 was included in the Company's revenue. In 1998, the physician groups in which these directors participate generated total medical service revenues of $94,467 of which $21,620 was retained by the groups and $72,847 was included in the Company's revenue.
In 1997, three of the Company's directors were practicing physicians with physician groups affiliated with the Company. In 1997, the three physician groups in which these directors participate generated total medical service revenues of $40,378 of which $8,484 was retained by the groups and $31,894 was included in the Company's revenue.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     The Company and TOPA are parties to a management service agreement pursuant to which the Company provides TOPA with facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. The management fee under the TOPA service agreement is equal to 35% of the earnings (professional and research revenues earned by the affiliated physician group less direct expenses) of that practice before interest and taxes ("Earnings") plus direct expenses of the related practice locations. Direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, salaries and benefits of non-physician employees, medical supply expense and pharmaceuticals. In 1999, 1998 and 1997, TOPA paid the Company an aggregate of approximately $270,000, $260,000 and $221,000 respectively, pursuant to the TOPA management service agreement. Dr. Jones, a director of the Company, and Dr. Bailes, an executive of the Company, are employed by TOPA. TOPA beneficially owns approximately 9.1% of the Company's outstanding common stock. At December 31, 1999 and 1998, TOPA was indebted to the Company in the aggregate amount of approximately $10,137 and $11,574, respectively. This indebtedness was incurred when the Company advanced working capital to TOPA for various uses, including the development of new markets and physician salaries and bonuses. This indebtedness bears interest at a rate negotiated by the Company and TOPA that approximates the prime lending rate (8.5% at December 31, 1999). Effective November 1, 1998, the Company and TOPA entered into a Second Amended and Restated Service Agreement. The significant changes in the service agreement effected by the Second Amended and Restated Service Agreement are (i) TOPA no longer participates in the earnings of PRN Research, Inc.; (ii) TOPA no longer participates in the earnings of the Company's imaging centers; (iii) the term of the service agreement was extended for three years; and (iv) the provisions of the covenant not to compete that TOPA enters into with physicians were strengthened. In consideration for entering into the amended agreement, the Company paid TOPA $1,500 in 1998 and $7,500 in 1999. Because of the expected economic benefits to be received by the Company, the Company recorded the payments to TOPA as an increase in the value of the service agreement with TOPA and an offset of TOPA's indebtedness to the Company.

     The Company leases facilities from affiliates of Baylor University Medical Center ("BUMC"). Additionally, affiliates of BUMC provide the Company various services, including telecommunications and maintenance services. Mr. Powell, a director of the Company, is president and chief executive officer of BUMC. In 1999 and 1998, payments by the Company to BUMC totaled an aggregate of approximately $2,400 and $3,900, respectively, for these services.

     As part of the consideration for Minnesota Oncology Hematology, P.A. ("MOHPA") entering into its management service agreement with the Company, the Company is required to make quarterly payments of $464 to MOHPA through July 1, 2000. During 1999, the Company paid MOHPA an aggregate of $1,856 pursuant to such quarterly payments. In addition, the Company is required to issue a prescribed number of shares of the Company's common stock to MOHPA on July 1 of each year through July 1, 2001. During 1999, the Company issued 104 shares of common stock to MOHPA pursuant to such yearly issuances. A shareholder of MOHPA is currently a director of the Company.

       The Company enters into medical director agreements with certain of its affiliated physicians. Under a typical medical director agreement, the Company retains an affiliated physician to advise the Company on a specific initiative or matter, such as stem cell transplantation or clinical research, and, in return, the Company pays to the affiliated physician a medical director fee, typically $100 to $250 annually. During 1999, 1998 and 1997, the Company had agreements with seven, six and zero medical directors under which the Company paid $875, $567 and zero, respectively.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

NOTE 14 - QUARTERLY FINANCIAL DATA

     The following table presents unaudited quarterly information:

                                              1999 QUARTER ENDED                          1998 QUARTER ENDED
                                  ------------------------------------------   -----------------------------------------
                                   DEC 31     SEP 30     JUN 30      MAR 31     DEC 31     SEP 30     JUN 30     MAR 31
                                  --------   --------   ---------   --------   --------   --------   --------   --------
Net revenue....................   $299,526   $277,789   $266,412    $249,214   $227,299   $216,916   $204,744   $187,637
Income from operations.........     20,836     26,991      9,338      31,076     29,459     27,898     28,681     26,035
Other income...................     14,431
Net income.....................     17,871     14,983     (1,214)     16,515     15,843     15,045     15,504     13,589
Net income per share-basic.....        .18        .15       (.01)        .17        .16        .15        .16        .14
Net income per share-diluted...        .18        .15       (.01)        .16        .16        .15        .15        .14

PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

     The Proxy Statement issued in connection with the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The Proxy Statement issued in connection with the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Compensation of Executive Officers" information required by Item 11 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement issued in connection with the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Beneficial Ownership of US Oncology, Inc. Common Stock" information required by Item 12 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement issued in connection with the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.


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
     3.   Exhibit Index

     Exhibit
       No.                            Description
     -------                           -----------

     2.1 Agreement and Plan of Merger by American Oncology Resources, Inc., Diagnostic Acquisition, Inc. and Physician Reliance Network, Inc. (filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 1998).

     3.1 Amended and Restated Certificate of Incorporation of the Company, (filed as Exhibit 3.1 to, and incorporated by reference from, the Company's Form 8-K/A filed June 17, 1999).

     3.2 Amended and Restated By-Laws of the Company, (filed as Exhibit 3.2 to, and incorporated by reference from, the Company's Form 8-K/A filed June 17, 1999).

     4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2,
           1997).

     4.2   Form of 8.42% Senior Secured Note due 2006.

     10.1 Fourth Amended and Restated Loan Agreement dated as of May 11, 1999 among the Company and First Union National Bank, as agent and the various Lenders named therein (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

  10.2 Participation Agreement among US Oncology Synthetic Real Estate, Inc., the Company, First Union National Bank and the other parties identified therein (filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

  10.3 Credit Agreement among the Company, First Security Bank, First Union National Bank and the other parties identified therein (filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

  10.4 Third Amendment to Certain Operative Agreements dated as of May 14, 1999 by and among the Company, various of its subsidiaries, First Security Bank, National association as owner trustee, various Lenders and Holders (as defined therein) and First Union National Bank as Agent (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

  10.5* Chief Executive Officer Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference).

  10.6* Everson Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference).

  10.7     1993 Non-Employee Director Stock Option Plan as amended (filed as
           Exhibit 4.4 to the Registration Statement on Form S-8 (Reg. No. 333-85855) and incorporated herein by reference).

  10.8 Key Employee Stock Option Plan, as amended (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-85853) and incorporated herein by reference).

  10.9 1993 Affiliate Stock Option Plan as amended (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-85859) and incorporated herein by reference)

  10.10 Physician Reliance Network, Inc. 1994 Stock Option Plan for outside directors (filed as Exhibit 4.3 to registration statement on Form S-8 (Registration No. 333-81069) and incorporated herein by reference).

  10.11    Physician Reliance Network, Inc. 1993 Stock Option Plan (filed as
           Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 333-80977) and incorporated herein by reference).

  10.13*   Form of Executive Employment Agreement.

  10.14 Form of Note Purchase Agreement, dated November 24, 1999, executed by the Company in favor of the various Purchasers (as defined therein).

  21.1     Subsidiaries of the Registrant

  23.1     Consent of PricewaterhouseCoopers LLP

  23.2     Consent of Arthur Andersen, LLP

  27       Financial Data Schedule
  _____________________
     *Indicates agreement related to executive compensation

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 24TH DAY OF MARCH, 2000.

                                    US ONCOLOGY, INC.


                                    By:  /s/ L. Fred Pounds
                                       ---------------------------------------
                                       L. Fred Pounds
                                       Chief Financial Officer and Treasurer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


            SIGNATURE                        TITLE                     DATE
    /s/ R. Dale Ross                   Chairman of the Board,      March 24, 2000
----------------------------------     Chief Executive Officer
    R. Dale Ross                       and Director

    /s/ L. Fred Pounds                 Chief Financial Officer     March 24, 2000
----------------------------------     and Treasurer [Principal
    L. Fred Pounds                     Financial and Accounting
                                       Officer]

                                       Director                    March 24, 2000
----------------------------------
    Russell L. Carson

    /s/ James E. Dalton                Director                    March 24, 2000
----------------------------------
    James E. Dalton

    /s/ Richard B. Mayor               Director                    March 24, 2000
----------------------------------
    Richard B. Mayor

    /s/ Robert A. Ortenzio             Director                    March 24, 2000
----------------------------------
    Robert A. Ortenzio

    /s/ Edward E. Rogoff, M.D.         Director                    March 24, 2000
----------------------------------
    Edward E. Rogoff, M.D.

    /s/ J. Taylor Crandall             Director                    March 24, 2000
----------------------------------
    J. Taylor Crandall

    /s/ Nancy G. Brinker               Director                    March 24, 2000
----------------------------------
    Nancy G. Brinker

    /s/ Robert W. Daly                 Director                    March 24, 2000
----------------------------------
    Robert W. Daly

    /s/ Boone Powell, Jr.              Director                    March 24, 2000
----------------------------------
    Boone Powell, Jr.

    /s/ Stephen E. Jones, M.D.         Director                    March 24, 2000
----------------------------------
    Stephen E. Jones, M.D.

    /s/ Burton S. Schwartz, M.D.       Director                    March 24, 2000
----------------------------------
    Burton S. Schwartz, M.D.