Form 10-Q
period 2000-03-31
US ONCOLOGY INC
filed 2000-05-15
CIK 943061

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                      Or

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

   As of May 11, 2000, 91,021,148 shares of the Registrant's Common Stock were outstanding. In addition, as of May 11, 2000, the Registrant had agreed to deliver 11,115,995 shares of its Common Stock on certain future dates for no additional consideration.

                               US ONCOLOGY, INC.
                                   FORM 10-Q
                                MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements.................     3

             Condensed Consolidated Balance Sheet........................     3

             Condensed Consolidated Statement of Operations and
               Comprehensive Income......................................     4

             Condensed Consolidated Statement of Cash Flows..............     5

             Notes to Condensed Consolidated Financial Statements........     6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operation........................    10

     Item 3. Quantative and Qualitative Disclosures about Market Risks...    15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...........................................    16

     Item 2. Changes in Securities.......................................    17

     Item 6. Exhibits and Reports on Form 8-K............................    18

     SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               US ONCOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)

                                                                             March 31,       December 31,
                                                                               2000              1999
                                                                            ----------        ----------
                                  ASSETS                                   (unaudited)
Current assets:
  Cash and equivalents...................................................   $   20,711        $   11,381
  Investment in common stock.............................................           --            27,258
  Accounts receivable....................................................      342,091           331,361
  Prepaids and other current assets......................................       46,149            42,655
  Inventories............................................................       17,415            24,692
  Due from affiliated physician groups...................................       32,166            38,894
                                                                            ----------        ----------
      Total current assets...............................................      458,532           476,241
Property and equipment, net..............................................      259,157           254,289
Management service agreements, net.......................................      538,465           537,130
Other assets.............................................................       30,678            30,817
                                                                            ----------        ----------
                                                                            $1,286,832        $1,298,477
                                                                            ==========        ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term indebtedness...........................   $   25,680        $   26,693
  Accounts payable.......................................................       92,007           107,937
  Due to affiliated physician groups.....................................       14,710             2,584
  Income taxes payable...................................................       27,140             9,322
  Other accrued liabilities..............................................       49,928            48,912
                                                                            ----------        ----------
      Total current liabilities..........................................      209,465           195,448
Deferred income taxes....................................................       35,361            33,224
Long-term indebtedness...................................................      300,729           360,191
                                                                            ----------        ----------
      Total liabilities..................................................      545,555           588,863
Minority interest........................................................        2,608             2,450

Stockholders' equity:
  Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding......................................................
  Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding................................
  Common Stock, $.01 par value, 250,000 shares authorized, 90,919 and
    87,253 issued and outstanding........................................          909               873
  Additional paid-in capital.............................................      437,808           428,533
  Common Stock to be issued, approximately 11,002 and 13,982 shares......       84,409            91,330
  Retained earnings......................................................      215,543           186,428
                                                                            ----------        ----------
      Total stockholders' equity.........................................      738,669           707,164
                                                                            ----------        ----------
                                                                            $1,286,832        $1,298,477
                                                                            ==========        ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                               US ONCOLOGY, INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                           -------------------------
                                                                             2000             1999
                                                                           --------         --------
Revenue.............................................................       $304,502         $249,214

Operating expenses:
  Pharmaceuticals and supplies......................................        147,670          115,247
  Practice compensation and benefits................................         61,194           49,418
  Other practice costs..............................................         37,146           29,514
  General and administrative........................................         13,613            8,894
  Depreciation and amortization.....................................         18,362           15,065
                                                                           --------         --------
                                                                            277,985          218,138
                                                                           --------         --------
Income from operations..............................................         26,517           31,076
Other income (expense):
  Interest, net.....................................................         (7,124)          (4,643)
  Gain on investment in common stock................................         27,566               --
                                                                           --------         --------
Income before income taxes..........................................         46,959           26,433
Income taxes........................................................         17,844            9,918
                                                                           --------         --------
Net income and comprehensive income.................................       $ 29,115         $ 16,515
                                                                           ========         ========
Net income per share - basic........................................       $   0.29         $   0.17
                                                                           ========         ========
Shares used in per share calculations - basic.......................        101,743           99,712
                                                                           ========         ========
Net income per share - diluted......................................       $   0.29         $   0.16
                                                                           ========         ========
Shares used in per share calculations - diluted.....................        101,940          101,428
                                                                           ========         ========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                               US ONCOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                    ----------------------
                                                                                      2000          1999
                                                                                    --------      --------
Cash flows from operating activities:
   Net income...........................................................            $ 29,115      $ 16,515
Non cash adjustments:
   Realized gain on investment in common stock..........................             (27,566)           --
   Depreciation and amortization........................................              18,362        15,065
   Deferred income taxes................................................               2,137           491
   Earnings in joint ventures...........................................                 158            --
   Changes in operating assets and liabilities:.........................              16,158       (43,041)
                                                                                    --------      --------
          Net cash provided (used) by operating activities..............              38,364       (10,970)
                                                                                    --------      --------
Cash flows from investing activities:
   Acquisition of property and equipment................................             (17,162)      (21,170)
   Net payments in medical practice transactions........................              (3,230)      (25,703)
   Proceeds from sale of investment in common stock.....................              54,824
   Other................................................................                  --          (707)
                                                                                    --------      --------
          Net cash provided (used) by investing activities..............              34,432       (47,580)
                                                                                    --------      --------
Cash flows from financing activities:
   Proceeds from credit facilities......................................              15,000        61,000
   Repayment of credit facility.........................................             (69,000)       (7,719)
   Repayment of other indebtedness......................................              (9,919)       (3,750)
   Issuance of Common Stock.............................................                  --           307
   Proceeds from exercise of options....................................                 453         1,723
                                                                                    --------      --------
           Net cash provided (used) by financing activities.............             (63,466)       51,561
                                                                                    --------      --------
Increase (decrease) in cash and equivalents.............................               9,330        (6,989)
Cash and equivalents:
   Beginning of period..................................................              11,381        13,691
                                                                                    --------      --------
   End of period........................................................            $ 20,711      $  6,702
                                                                                    ========      ========

Interest Paid...........................................................            $  5,774      $  4,571

Taxes Paid..............................................................                  26         2,263

Non cash transactions:
   Value of Common Stock to be issued in medical practice transactions..               1,935        15,951
   Delivery of Common Stock to be issued in medical practice
    transactions........................................................               8,856         6,006
   Debt issued in medical practice transactions.........................               2,129        14,716
   Debt assumed in medical practice transactions........................                                86
   Debt issued to finance insurance premiums............................               1,315           649

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                               US ONCOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in US Oncology, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

Operating segments

During 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's sole business is providing comprehensive management services, facilities and equipment, administrative and technical support and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient cancer care. The physicians affiliated with the Company provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including comprehensive oncology services (including primarily medical, radiation, and gynecological services), diagnostic radiology services, retail pharmacy services and clinical research. For the first quarter of 2000 and 1999, oncology-related services was the only product line that exceeded the reporting thresholds of FAS 131. The Company, therefore, has used the aggregation criteria of FAS 131 and reports a single segment.

NOTE 2 - Business Combination

On June 15, 1999, the Company, formerly American Oncology Resources, Inc. (AOR), consummated a merger transaction pursuant to which Physician Reliance Network, Inc. (PRN) became a wholly owned subsidiary of the Company and each outstanding share of PRN's common stock was converted into .94 shares of the Company's common stock (the Merger). At the time of the Merger, the Company changed its name to US Oncology, Inc. The transaction was accounted for as a pooling of interests and accordingly the financial statements presented herein have been restated to conform the presentation and accounting standards of the two companies.

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

                               US ONCOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                          Three Months
                                                         Ended March 31,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
   Medical service revenue...........................  $400,247   $326,898
   Amounts retained by affiliated physician groups...    95,745     77,684
                                                       --------   --------
   Revenue...........................................  $304,502   $249,214
                                                       ========   ========

The Company's most significant and only management service agreement to provide more than 10% of revenues to the Company is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 25% and 28% of the Company's total revenue for the three months ended March 31, 2000 and 1999, respectively.

NOTE 4 - Gain on sale of investment in common stock

In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. Included in other income for the first quarter of 2000 is $27.6 million related to a gain on disposal of this stock. A previous gain of $14.4 million was recognized during the fourth quarter of 1999 as a result of the Company's reclassification of the ILEX stock as a trading security.

NOTE 5 - Credit Facility and Master Lease

Credit Facility

Effective June 15, 1999, in connection with the Merger, the Company executed a $275 million revolving credit facility (Credit Facility) with First Union National Bank (First Union), individually and as Administrative Agent for eight additional lenders ("Lenders"). The Credit Facility consists of a $175 million five-year revolving credit facility (Revolver) and a $100 million 364-day revolving credit facility. The Company intends to allow the $100 million 364-day revolving credit facility to terminate at its maturity in June 2000, as the Company does not anticipate requiring any borrowings under such facility for the remainder of 2000. As of March 31, 2000, the 364-day revolving credit facility had a balance of $27 million. Management intends to repay this balance during the second quarter of 2000 with additional proceeds from the Revolver. Initial proceeds under the Revolver were used to refinance existing debt and to pay certain transaction fees and expenses in connection with the Credit Facility and the Merger. Proceeds of loans under the Credit Facility may be used to finance medical practice transactions, to provide working capital and for other general corporate uses. As of March 31, 2000, the Company had an outstanding balance of $93 million under the $175 million Credit Facility. The Company has classified borrowings under the Credit Facility as long-term indebtedness due to its ability and intent to maintain the borrowings beyond the next twelve months.

Borrowings under the Credit Facility are secured by all capital stock of the Company's subsidiaries, all of the Company's management services agreements and all accounts receivable of the Company. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of March 31, 2000, the weighted average interest rate on all outstanding draws under the Credit Facility was 7.38%.

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (unaudited)

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

Senior secured notes

In November 1999, the Company issued $100 million in senior secured notes to a select group of institutional investors. The notes bear interest at 8.42%, mature in installments from 2002 through 2006 and rank equal in right of payment with all current and future senior indebtedness of the Company. The senior secured notes contain restrictive financial and operational covenants and are secured by the same collateral as the Credit Facility.

Master Lease

Effective June 15, 1999, the Company amended its $75 million master lease agreement related to integrated cancer centers to extend the construction and acquisition period through December 2000. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities to the Company. The initial term of the lease is for five years and can be renewed in one year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option. Advances under the master lease agreement as of March 31, 2000 were $54 million.

NOTE 6 - Earnings per Share

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

                               US ONCOLOGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

The table summarizes the determination of shares used in per share calculations (in thousands):

                                                                           Three Months
                                                                          Ended March 31,
                                                                       --------------------
                                                                         2000         1999
                                                                       -------      -------
Outstanding at end of period:
     Common Stock..................................................     90,919       82,268
     Common Stock to be issued.....................................     11,002       17,525
                                                                       -------      -------
                                                                       101,921       99,793
     Effect of weighting...........................................       (178)         (81)
                                                                       -------      -------
Shares used in per share calculations-basic........................    101,743       99,712
Effect of weighting and assumed share equivalents for grants of stock options at less than the weighted average price and
  subordinated convertible promissory notes........................        197        1,716
                                                                       -------      -------
Shares used in per share calculations-diluted......................    101,940      101,428
                                                                       =======      =======
Anti-dilutive stock options not included  above....................      7,202        6,653
                                                                       =======      =======

NOTE 7 - Recent Pronouncements

     In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which is effective for the Company's financial statements as of and for the year ending December 31, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In 1999, FASB issued Statement No. 137 which delayed the required implementation date for FAS 133 until the Company's year ended December 31, 2001. Management expects to implement FAS 133 for the year ended December 31, 2001 and is still evaluating the potential impact but currently does not expect such implementation to have a material effect on the Company's operations.

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

US Oncology, Inc. (the "Company" or "US Oncology") is a cancer management company which provides comprehensive management services under long-term agreements to its affiliated oncology practices, including operational and clinical research services and data management, and furnishes personnel, facilities, supplies and equipment. These affiliated practices provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecological oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation. Substantially all of the Company's revenue consists of management fees and includes all medical practice operating costs for which the Company is contractually responsible.

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

Forward-looking Statements and Risk Factors

The following statements are or may constitute forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations of US Oncology, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and including any statements contained herein regarding the prospects for any of the Company's services; (ii) any statements preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends", "estimates", "plans" or similar expressions; and (iii) other statements contained herein regarding matters that are not historical facts.

US Oncology's business and results of operations are subject to risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and US Oncology stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Factors that could cause actual results to differ materially include, but are not limited to, integration of formerly separate operations in connection with the AOR/PRN merger, changes in cancer therapy or the manner in which cancer care is delivered, government regulation, drug utilization, reimbursement for healthcare services and the operations of the Company's affiliated physician groups. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, particularly the section entitled "Risk Factors", for a more detailed discussion of certain of these risks and uncertainties.

The cautionary statements contained or referred to herein should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by US Oncology or persons acting on its behalf. US Oncology does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after date thereof or to reflect the occurrence of unanticipated events.

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

                                                Three Months
                                               Ended March 31,
                                             ------------------
                                             2000          1999
                                             ----          ----
Revenue.................................... 100.0%        100.0%
Operating expenses:
 Pharmaceuticals and supplies..............  48.5%         46.2%
 Practice compensation and benefits........  20.1%         19.8%
 Other practice costs......................  12.2%         11.8%
 General and administrative................   4.5%          3.6%
 Depreciation and amortization.............   6.0%          6.1%
 Other income..............................  (9.0%)         --
 Net interest expense......................   2.3%          1.9%
                                            -----         -----
Income before income taxes.................  15.4%         10.6%
Income taxes...............................   5.8%          4.0%
                                            -----         -----
Net income.................................   9.6%          6.6%
                                            =====         =====

2000 Compared to 1999

The Company entered into new affiliation agreements with fourteen oncology groups since March 1999. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations for the first quarter of 1999 compared to the first quarter of 2000 were caused, in part, by affiliations with these oncology practices.

Overall, the Company experienced a decrease in operating margins from the first quarter of 1999 to the first quarter of 2000, with earnings before taxes, interest, depreciation, amortization and other income ("EBITDA"), as a percentage of revenue, declining from 18.5% to 14.7%. A number of factors contributed to the decrease in operating margins, including: (i) increases in the acquisition cost of pharmaceuticals, (ii) shifts in the mix of pharmaceuticals to lower margin products, (iii) increase in practice personnel costs due to numerous network-wide initiatives (such as information system conversions) and (iv) higher occupancy costs due to expansion into new cancer centers and additional sites of service.

                               US ONCOLOGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

  Revenue. Revenue increased from $249.2 million in the first quarter of 1999 to $304.5 million in the first quarter of 2000, an increase of $55.3 million, or 22%. Revenue for markets under management in the first quarter of both 1999 and 2000 increased $49.2 million or 20% over the same period from the prior year. This growth was the result of increased use of anticancer pharmaceuticals, expansion of services, increases in patient volume, recruitment of or affiliation with additional physicians and, to a lesser extent, increases in charges for certain physician services.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the affiliated physician groups, increased from $115.2 million for the first quarter of 1999 to $147.7 million for the first quarter of 2000, an increase of $32.5 million, or 28%. As a percentage of revenue, pharmaceuticals and supplies increased from 46.2% for the first quarter of 1999 to 48.5% for the comparable period of 2000. This increase was primarily due to a shift in the revenue mix to a higher percentage of revenue from drugs, increases in acquisition prices of drugs and a shift to lower margin drugs. Management expects that third-party payors will continue to negotiate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items. In response to this decline in margin relating to certain pharmaceutical agents, the Company has adopted several strategies. Most importantly, the Company has formed a number of preferred pharmaceutical relationships and continues to pursue others. In addition, the Company routinely considers and implements measures to control other operating costs to enable it to achieve greater economies of scale. Lastly, the Company seeks opportunities to expand its business in areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology.
The Company believes that its results of operations and financial condition have benefited from each of these strategies.

  Practice Compensation and Benefits. Practice compensation and benefits, which includes the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees who are located at the affiliated physician practice sites and business offices, increased from $49.4 million for the first quarter of 1999 to $61.2 million for the first quarter of 2000, an increase of $11.8 million or 24%. As a percentage of revenue, other practice costs increased from 19.8% in the first quarter of 1999 to 20.1% in the first quarter of 2000. The increase was primarily attributable to staffing costs for eleven new cancer centers opened since March 31, 1999 as well as expansion into new sites of service and affiliations with new practices with higher staffing costs. The Company expects to open an additional ten to fifteen cancer centers in 2000.

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $29.5 million for the first quarter of 1999 to $37.0 million for the first quarter of 2000, an increase of $7.5 million or 25%. As a percentage of revenue other practice costs increased from 11.8% in the first quarter of 1999 to 12.2% in the first quarter of 2000. The increase was primarily attributable to occupancy costs on eleven new cancer centers and expansion into new sites of service.

  General and Administrative. General and administrative expenses increased from $8.9 million in the first quarter of 1999 to $13.6 million of the first quarter of 2000, an increase of $4.7 million or 53%. As a percentage of revenue, general and administrative costs increased from 3.6% in the first quarter of 1999 to 4.5% for the first quarter of 2000. This increase was primarily attributable to additional resources necessary for corporate operations support, as well as expansion of systems and new business development.

  Interest. Net interest expense increased from $4.6 million in the first quarter of 1999 to $7.1 million for the first quarter of 2000, an increase of $2.5 million or 54%. As a percentage of revenue, net interest expense was 1.9% and 2.3% for the first quarter of 1999 and 2000, respectively. The increase was the result of higher levels of debt, principally incurred to finance transactions with fourteen oncology practices since March 31, 1999, as well as construction of numerous cancer centers.

                               US ONCOLOGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

  Other Income. Other income increased from zero in the first quarter 1999 to $27.6 million in the first quarter 2000. Other income in 2000 represents the recognition of the remaining gain on shares of common stock of ILEX Oncology, Inc. owned by the Company. A previous gain of $14.4 million was recognized during the fourth quarter of 1999 as a result of the Company's reclassification of the ILEX stock as a trading security. The stock was sold by the Company during the first quarter of 2000.

  Income Taxes. For the first quarter of 2000, the Company recognized a tax expense of $17.8 million resulting in an effective tax rate of 38%, up from 37.5% for the same prior year period. The increase in rate is due to shifts in income by state resulting in a higher effective state tax rate.

  Net Income. Net income increased from $16.5 million in the first quarter of 1999 to $29.1 million in the first quarter of 2000, an increase of $12.6 million or 76%. Net income as a percentage of revenue increased from 6.6% for the first quarter of 1999 to 9.6% for the first quarter of 2000. Included in net income for the first quarter of 2000 is $17.1 million in gain on the sale of ILEX stock. Excluding this gain, net income decreased $4.5 million from the first quarter of 1999. This decrease is due to increases in pharmaceutical costs as well as overall labor and occupancy cost increases.

Liquidity and Capital Resources

The Company requires capital primarily to enter into management services agreements with, and to purchase the nonmedical assets of oncology practices as well as develop cancer centers. During the first quarter of 2000, the Company paid total consideration of $18.3 million in connection with affiliations with two physician groups, including cash and transaction costs of $3.2 million. During the comparable period of the prior year, the Company paid total consideration of $58.3 million for affiliations with nine physician groups, including cash and transaction costs of $25.7 million.

In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. These proceeds were used to reduce outstanding borrowings under the Credit Facility. Also in March 2000, the Company's Board of Directors authorized the purchase by the Company of up to 10 million shares of the Company's Common Stock.

To fund its growth and development, the Company has satisfied its transaction and working capital needs through debt and equity financings and borrowings under a $275 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank ("First Union"), as agent for the various lenders. The Credit Facility is comprised of two parts: a $175 million revolving credit facility which matures in 2004 and a $100 million 364-revolving credit facility which matures in June 2000 and is renewable at the option of the Lenders under that facility. The Company presently intends to allow the 364-day facility to terminate at its maturity in June 2000, as the Company does not anticipate requiring any borrowings under such facility for the remainder of 2000. In addition, in connection with the Credit Facility the Company has available a $75 million leasing facility used by the Company in connection with developing its integrated cancer centers. In November 1999, the Company sold an aggregate of $100 million of Senior Secured Notes to a group of institutional investors. The notes are secured by the same collateral as the Credit Facility and rank equally in right of payment with the Credit Facility. The notes bear interest at 8.42% per annum with a final maturity in 2006 and an average life of five years.

                               US ONCOLOGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the first quarter of 2000, the Company repaid $54 million, net, under the Credit Facility from proceeds of the sale of ILEX stock. Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The Credit Facility, Leasing Facility and Senior Secured Note contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management services agreements, the capital stock of the Company's subsidiaries and the Company's accounts receivable are pledged as security under the Credit Facility, Leasing Facility and Senior Secured Note. The Company is currently in compliance with the Credit Facility, Leasing Facility and Senior Secured Note covenants, with additional capacity under the Credit Facility of $55 million (excluding the $100 million 364-day revolving credit facility) and Leasing Facility of approximately $21 million at March 31, 2000. The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations.

Cash provided by operations was $38.4 million in the first quarter of 2000, an increase of $49.3 million from the comparable period in 1999. The increase was due primarily to the timing of income tax payments and improved cash flows from accounts receivable management. Cash provided by investment activities was $34.4 million for the first quarter of 2000, an increase of $82.0 million from the same period of 1999. Such increase is due primarily to proceeds from the sale of investment in common stock. Cash used by financing activities was $63.5 million for the first quarter of 2000, a decrease of $115.1 million from the comparable prior year period. Such decrease is due to the use of proceeds from the sale of the equity investment in common stock for the repayment of borrowings under the Credit Facility.

As of March 31, 2000, the Company had net working capital of $249.1 million and cash and cash equivalents of $20.7 million. The Company's also had $209.5 million of current liabilities, including approximately $25.7 million of current indebtedness maturing before March 31, 2001. The Company currently expects that its principal use of funds in the near future will be in connection with future transactions with oncology groups, the purchase of medical equipment, investment in information systems and the acquisition of lease of real estate for the development of integrated cancer centers. It is likely that our capital needs in the next several years will exceed the capital generated from our operations. Thus, we may incur additional debt or issue additional debt or equity securities from time to time. This may include the issuance of common stock or notes in connection with physician affiliations. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, we may be unable to obtain sufficient financing on terms satisfactory to us or at all.

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

                               US ONCOLOGY, INC.

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

The Company's borrowings under the Credit Facility and subordinated notes due to affiliated physicians contain an element of market risk from changes in interest rates. The Company manages this risk, in part, through the use of interest rate swaps. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. The Company was not obligated under any interest rate swap agreements during the period ending
March 31, 2000.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 2000. The market values that result from these computations are compared with the market values of these financial instruments at March 31, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

The provision of medical services by the Company's affiliated physicians entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by physicians or the compliance with regulatory and other requirements directly applicable to physicians and physician groups. Because the Company's affiliated physician groups purchase and resell pharmaceutical products, they face the risk of product liability claims. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the management services agreements with the affiliated physician groups, the affiliated practices and the Company are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against the Company or one of the affiliated physician groups could, however, have material adverse effect on the Company.

In addition, a range of federal, civil and criminal laws target false claims and fraudulent activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement. In addition to the government bringing claims under the False Claims Act, qui tam, or "whistleblower," actions may be brought by private individuals on behalf of the government. A violation under the Federal False Claims Act occurs each time a claim is submitted to the government or each time a false record is used to get a claim approved, when the claim is false and the defendant acted knowingly. Under the False Claims Act, defendants face exclusion from the Medicare/Medicaid programs and monetary damages of $5,000 to $10,000 for each false claim, as well as treble damages.

                               US ONCOLOGY, INC.

The Company has been informed that the Company and an affiliated physician group are the subject of allegations that their billing practices may violate the Federal False Claims Act. The allegations are the result of two qui tam complaints filed under seal prior to the merger of PRN with a subsidiary of US Oncology. The U.S. Department of Justice is currently investigating the allegations in order to determine if the United States will intervene and pursue the claims on behalf of the plaintiffs. If the United States does not intervene, the plaintiffs may continue to pursue the claims individually. Because the complaints are under seal, and because the Department of Justice is in the process of investigating the claims, the Company is unable to fully assess, at this point in time, the nature or magnitude of these allegations. If the plaintiffs and/or the Untied States were to prevail in these claims, the resulting judgement could have a material adverse effect on the Company. In addition, addressing the complaints and government investigation will require the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

In addition to the legal proceeding described in the prior paragraph, the Company and its affiliated physicians are defendants in a number of lawsuits involving employment disputes and breach of contract claims. Although the Company believes the allegations are customary for the Company's size and scope of operations, adverse judgements, individually or in the aggregate, could have a material adverse effect on the Company.

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

During the first quarter of 2000, the Company affiliated with two physician groups consisting of seven physicians. In conjunction with these transactions the Company agreed to issue 459,407 shares of Common Stock and issued $2.1 million of subordinated promissory notes. Each sale was a private placement made in connection with a physician transaction, as described in general in the preceding paragraph. All of the physicians involved in such transactions during the first three months of 2000 are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

                               US ONCOLOGY, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number    Description

      3.1  Amended and Restated Certificate of Incorporation (filed as Exhibit
           3.1 to the Company's Form 8-K/A filed June 17, 1999 and incorporated herein by reference)

      3.2 Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company's Form 8-K/A filed June 17, 1999 and incorporated herein by reference)

      4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2,
           1997)

      4.2 Form of 8.42% Senior Secured Note due 2006 (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the First Quarter of 2000.

                               US ONCOLOGY, INC.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 2000            US ONCOLOGY, INC.



                          By: /s/ R. Dale Ross
                              --------------------------------------------------
                              R. Dale Ross, Chief Executive Officer
                              (duly authorized signatory)


                          By: /s/ Kathleen G. Lokay
                              --------------------------------------------------
                              Interim Principal Financial and Accounting Officer