Form 10-Q
period 2000-06-30
US ONCOLOGY INC
filed 2000-08-14
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000
                                      Or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] NO __

   As of August 10, 2000, 92,461,760 shares of the Registrant's Common Stock were outstanding. In addition, as of August 10, 2000, the Registrant had agreed to deliver 11,312,869 shares of its Common Stock on certain future dates for no additional consideration.

                               US ONCOLOGY, INC.
                                   FORM 10-Q
                                 JUNE 30, 2000

                               Table of Contents

                                                                        Page No.


PART I.  FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements.................     3

           Condensed Consolidated Balance Sheet........................     3

           Condensed Consolidated Statement of Operations and

           Comprehensive Income........................................     4

           Condensed Consolidated Statement of Cash Flows..............     5

           Notes to Condensed Consolidated Financial Statements........     6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operation..........................    10

   Item 3. Quantitative and Qualitative Disclosures about Market Risks.    16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings...........................................    16

   Item 2. Changes in Securities.......................................    16

   Item 4. Submission of Matters to a Vote of Security Holders.........    18

   Item 6. Exhibits and Reports on Form 8-K............................    19

   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               US ONCOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)

                                                                                      June 30,                   December 31,
                                                                                        2000                        1999
                                                                                     -----------                 -----------
ASSETS                                                                               (unaudited)
Current assets:
 Cash and equivalents.......................................................         $  16,949                   $  11,381
 Investment in common stock.................................................                --                      27,258
 Accounts receivable........................................................           341,268                     331,361
 Prepaids and other current assets..........................................            53,060                      42,655
 Inventories................................................................            14,617                      24,692
 Due from affiliated physician groups.......................................            24,913                      38,894
                                                                                   -----------                 -----------
     Total current assets...................................................           450,807                     476,241
Property and equipment, net.................................................           261,010                     254,289
Management service agreements, net..........................................           552,257                     537,130
Other assets................................................................            32,126                      30,817
                                                                                   -----------                 -----------
                                                                                   $ 1,296,200                 $ 1,298,477
                                                                                   ===========                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term indebtedness..............................          $ 25,440                    $ 26,693
  Accounts payable..........................................................           105,957                     107,937
  Due to affiliated physician groups........................................            20,429                       2,584
  Income taxes payable......................................................            12,383                       9,322
  Other accrued liabilities.................................................            32,709                      48,912
                                                                                   -----------                 -----------
     Total current liabilities..............................................           196,918                     195,448
Deferred income taxes.......................................................            37,134                      33,224
Long-term indebtedness......................................................           321,603                     360,191
                                                                                   -----------                 -----------
     Total liabilities......................................................           555,655                     588,863
Minority interest...........................................................             2,799                       2,450

Stockholders' equity:
  Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding.........................................................
  Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding...................................
  Common Stock, $.01 par value, 250,000 shares authorized, 91,838 and 87,253
    issued, 89,011 and 87,253 outstanding...................................               918                         873

  Additional paid-in capital.................................................          444,336                     428,533
  Common Stock to be issued, approximately 10,904 and 13,982 shares..........           80,404                      91,330
  Treasury Stock, 2,827 and 0 shares.........................................          (13,431)                         --
  Retained earnings..........................................................          225,519                     186,428
                                                                                   -----------                 -----------
     Total stockholders' equity..............................................          737,746                     707,164
                                                                                   -----------                 -----------
                                                                                   $ 1,296,200                 $ 1,298,477
                                                                                   ===========                 ===========



        The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (unaudited)



                                                                   THREE MONTHS                           SIX MONTHS
                                                                   ENDED JUNE 30,                        ENDED JUNE 30,
                                                              2000               1999               2000               1999
                                                            --------           --------           --------           --------
Revenue..........................................          $326,506           $266,412           $631,008           $515,626
Operating expenses
      Pharmaceuticals and supplies...............           163,245            123,482            310,915            238,729
      Practice compensation and benefits.........            70,332             52,161            131,526            101,579
      Other practice costs.......................            36,654             32,838             73,800             62,352
      General and administrative.................            11,861              8,911             25,474             17,805
      Depreciation and amortization..............            19,170             15,191             37,532             30,256
      Contract separation and investigation
       related costs.............................             3,166                 --              3,166                 --
      Merger and integration costs...............                --             24,491                 --             24,491
                                                           --------           --------           --------           --------
                                                            304,428            257,074            582,413            475,212
                                                           --------           --------           --------           --------
Income from operations...........................            22,078              9,338             48,595             40,414
Interest expense, net............................            (5,987)            (5,290)           (13,111)            (9,933)
Gain on investment in common stock...............                --                 --             27,566                 --
                                                           --------           --------           --------           --------
Income before income taxes.......................            16,091              4,048             63,050             30,481
Income taxes.....................................             6,115              5,262             23,959             15,180
                                                           --------           --------           --------           --------
Net income (loss)................................             9,976             (1,214)            39,091             15,301
                                                           --------           --------           --------           --------

Other comprehensive loss, net of tax.............                --               (269)                --               (389)
                                                           --------           --------           --------           --------

Comprehensive income (loss)......................          $  9,976           $ (1,483)          $ 39,091           $ 14,912
                                                           ========           ========           ========           ========

Net income (loss) per share - basic..............          $   0.10           $  (0.01)          $   0.38           $   0.15
                                                           ========           ========           ========           ========

Shares used in per share calculations - basic....           102,060             99,847            101,902             99,780
                                                           ========           ========           ========           ========

Net income (loss) per share - diluted............          $   0.10           $  (0.01)          $   0.38           $   0.15
                                                           ========           ========           ========           ========

Shares used in per share calculations - diluted..           102,139             99,847            102,039            101,308
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

                               US ONCOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                               SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                       2000                  1999
                                                                                    ---------             ---------
Cash flows from operating activities:
   Net income...........................................................            $  39,091             $  15,301
Non cash adjustments:
   Contract separation and investigation related costs..................                1,514                    --
   Realized gain on investment in common stock..........................              (27,566)                   --
   Depreciation and amortization........................................               37,532                30,256
   Deferred income taxes................................................                3,910                (1,180)
   Non cash merger and integration costs................................                   --                 2,300
   Gain on contract termination.........................................                   --                (3,152)
   Earnings in joint ventures...........................................                  349                    --
   Changes in operating assets and liabilities:.........................                1,422               (54,699)
                                                                                    ---------             ---------
          Net cash provided (used) by operating activities..............               56,252               (11,174)
                                                                                    ---------             ---------
Cash flows from investing activities:
   Acquisition of property and equipment................................              (28,005)              (40,009)
   Net payments in medical practice transactions........................              (11,674)              (32,310)
   Proceeds from sale of investment in common stock.....................               54,824                    --
   Other................................................................                   --                (1,273)
                                                                                    ---------             ---------
          Net cash provided (used) by investing activities..............               15,145               (73,592)
                                                                                    ---------             ---------
Cash flows from financing activities:
   Proceeds from Credit Facility........................................              152,000               309,000
   Repayment of Credit Facility.........................................             (189,000)             (232,120)
   Repayment of other indebtedness......................................              (14,750)               (6,341)
   Purchase of Treasury Stock...........................................              (14,554)                   --
   Proceeds from exercise of options....................................                  475                 3,737
                                                                                    ---------             ---------
           Net cash provided (used) by financing activities.............              (65,829)               74,276
                                                                                    ---------             ---------
Increase (decrease) in cash and equivalents.............................                5,568               (10,490)
Cash and equivalents:
   Beginning of period..................................................               11,381                13,691
                                                                                    ---------             ---------
   End of period........................................................            $  16,949             $   3,201
                                                                                    =========             =========

Interest Paid...........................................................            $  16,512             $  10,284

Taxes Paid..............................................................            $  16,988             $  11,151
Non cash transactions:
   Value of Common Stock to be issued in medical practice transactions..            $   5,570             $  20,199
   Delivery of Common Stock to be issued in medical practice
    transactions........................................................               16,497                 6,878
   Debt issued in medical practice transactions.........................                9,808                18,416
   Debt assumed in medical practice transactions........................                  900                    86
   Debt issued to finance insurance premiums............................                1,315                   649


        The accompanying notes are an intergral part of this statement.

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

Operating Segments

During 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's sole business is providing comprehensive management services, facilities and equipment, administrative and technical support and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient cancer care. The physicians affiliated with the Company provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including comprehensive oncology services (including primarily medical, radiation, and gynecological services), diagnostic radiology services, retail pharmacy services and clinical research. For the first six months of 2000 and 1999, oncology-related services was the only product line that exceeded the reporting thresholds of FAS 131. The Company, therefore, has used the aggregation criteria of FAS 131 and reports a single segment.

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

                                  US ONCOLOGY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (unaudited)


The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                                  Three Months                     Six Months
                                                                 Ended June 30,                    Ended June 30,
                                                            -------------------------         -------------------------
                                                              2000             1999             2000             1999
                                                            --------         --------         --------         --------
Medical service revenue...........................          $425,018         $345,535         $825,265         $671,804
Amounts retained by affiliated physician groups...            98,512           79,123          194,257          156,178
                                                            --------         --------         --------         --------
Revenue...........................................          $326,506         $266,412         $631,008         $515,626
                                                            ========         ========         ========         ========

The Company's most significant management services agreement and its only management services agreement to provide more than 10% of revenues to the Company is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 24.2% and 25.1% of the Company's total revenue for the three months ended June 30, 2000 and 1999, respectively, and 24.0% and 25.4% for the six months ended June 30, 2000 and 1999, respectively.

NOTE 4 - GAIN ON SALE OF INVESTMENT IN COMMON STOCK

In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. Included in other income for the first six months of 2000 is $27.6 million related to a gain on disposal of this stock. A previous gain of $14.4 million was recognized during the fourth quarter of 1999 as a result of the Company's reclassification of the ILEX stock as a trading security.

NOTE 5 - CAPITALIZATION

In March 2000, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock in public or private transactions. From May 2000 through June 2000, the Company repurchased 3,092,286 shares of Common Stock at an average price of $4.71 to be held as Treasury Stock. On June 1, 2000, the Company issued 265,517 shares from Treasury Stock to affiliated physicians in satisfaction of the Company's obligation to issue Common Stock in connection with medical practice transactions.


NOTE 6 - CREDIT FACILITY AND MASTER LEASE

Credit Facility

Effective June 15, 1999, in connection with the Merger, the Company executed a $275 million revolving credit facility (Credit Facility) with First Union National Bank (First Union), individually and as Administrative Agent for eight additional lenders ("Lenders"). The Credit Facility consists of a $175 million five-year revolving credit facility (Revolver) and a $100 million 364-day revolving credit facility. The Company allowed the $100 million 364-day revolving credit facility to terminate at its maturity in June 2000, as the Company did not anticipate requiring any borrowings under such facility for the remainder of 2000. Initial proceeds under the Revolver were used to refinance existing debt and to pay certain transaction fees and expenses in connection with the Credit Facility and the Merger. Proceeds of loans under the Credit Facility may be used to finance medical practice transactions, to provide working capital and for other general corporate uses. As of June 30, 2000, the Company had an outstanding balance of $137 million under the $175 million Credit Facility. The Company has classified borrowings under the Credit Facility as long-term indebtedness due to its ability and intent to maintain the borrowings beyond the next twelve months.

                               US ONCOLOGY, INC.

                                  (unaudited)


Borrowings under the Credit Facility are secured by all capital stock of the Company's subsidiaries, all of the Company's management services agreements and all accounts receivable of the Company. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of June 30, 2000, the weighted average interest rate on all outstanding draws under the Credit Facility was 7.76%.

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

Master Lease

Effective June 15, 1999, the Company amended its $75 million master lease agreement related to integrated cancer centers to extend the construction and acquisition period through December 2000. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities to the Company. The initial term of the lease is for five years and can be renewed in one-year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option. Advances under the master lease agreement as of June 30, 2000 were $55.5 million.

                                  US ONCOLOGY, INC.

                                  (unaudited)

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

The table summarizes the determination of shares used in per share calculations (in thousands):

                                                                          Three Months                       Six Months
                                                                          Ended June 30,                    Ended June 30,
                                                                       2000           1999               2000          1999
                                                                     -------        -------            -------       -------
Outstanding at end of period:
     Common Stock............................................         89,011         84,784             89,011        84,784
     Common Stock to be issued...............................         10,904         15,226             10,904        15,226
                                                                     -------        -------            -------       -------
                                                                      99,915        100,010             99,915       100,010
     Effect of weighting.....................................          2,145           (163)             1,987          (230)
                                                                     -------        -------            -------       -------
Shares used in per share calculations-basic..................        102,060         99,847            101,902        99,780

Effect of weighting and assumed share equivalents for grants of stock options at less than the weighted average price and
  subordinated convertible promissory notes..................             79             --                137         1,528
                                                                     -------        -------            -------       -------
Shares used in per share calculations-diluted................        102,139         99,847            102,039       101,308
                                                                     =======        =======            =======       =======
Anti-dilutive stock options not included  above..............          7,140         11,933              7,140         6,645
                                                                     =======        =======            =======       =======


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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101) which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Implementation of this guidance is required no later than the fourth quarter of fiscal year 2000. The Company is still evaluating the potential impact but currently does not expect such implementation to have a material effect on the Company's operations.

                               US ONCOLOGY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

US Oncology, Inc. (the "Company" or "US Oncology") is a cancer management company that provides comprehensive management services under long-term agreements to its affiliated oncology practices, including operational and clinical research services and data management, and furnishes personnel, facilities, supplies and equipment. These affiliated practices provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecological oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation. Substantially all of the Company's revenue consists of management fees, which include all medical practice operating costs for which the Company is contractually responsible.

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


US Oncology's business and results of operations are subject to risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and US Oncology stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Factors that could cause actual results to differ materially include, but are not limited to, integration of formerly separate operations in connection with the AOR/PRN merger, changes in cancer therapy or the manner in which cancer care is delivered, government regulation, drug utilization, reimbursement for healthcare services, including government reimbursement for pharmaceuticals, and the operations of the Company's affiliated physician groups. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, particularly the section entitled "Risk Factors", for a more detailed discussion of certain of these risks and uncertainties.

In addition to the risk factors cited above, the U.S. Department of Health and Human Services recently announced its intention to publish instructions to the Health Care Financing Administration, the agency that administers the Medicare program, that would require a new methodology for calculation the amount that health care providers would receive from Medicare for certain pharmaceuticals used in outpatient cancer treatment. The proposed methodology would result in radically lowered reimbursement from federal government programs for chemotherapy agents and other pharmaceutical agents used by oncologists, without any adjustment in reimbursement for services and other costs related to chemotherapy infusion that are currently undercompensated, resulting in oncologists' incurring losses for the administration of many chemotherapy treatments. If the instructions are published, there is a risk that non-governmental payors would follow the government's lead and seek to lower reimbursement. Furthermore, because the Secretary of the U.S. Department of Health and Human Services has stated that she does not intend to submit the proposed change to a formal rule-making process, the cancer care community may not be offered the opportunity to comment formally on the proposal or otherwise fully inform the decision making process with respect to the change.

                               US ONCOLOGY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

It is not possible to predict whether the proposed instructions will go into effect as drafted, in a similar form or at all. Furthermore, it is not possible to assess whether or how governmental payors might seek to reduce reimbursement for pharmaceuticals through alternative methods. At this time, therefore, the Company is unable to quantify the likelihood of such a change in reimbursement or the impact on the Company's financial condition and results of operations of any such change that is ultimately adopted. However, if the proposal were to go into effect as drafted, the Company believes oncologists would be unable to continue to offer outpatient chemotherapy services to Medicare patients or other patients subject to similar reimbursement. Such inability would have a devastating effect on the Company's revenues, net income and cash flow. Furthermore, such a change would seriously jeopardize the Company's ability to continue to operate under its existing business model.

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

                                                                   Three Months                                  Six Months
                                                                   Ended June 30,                               Ended June 30,
                                                            2000                  1999                    2000                 1999
                                                           -----                 -----                   -----                -----
Revenue...........................................         100.0%                100.0%                  100.0%               100.0%
Operating expenses:
 Pharmaceuticals and supplies.....................          50.0                  46.4                    49.3                 46.3
 Practice compensation and benefits...............          21.5                  19.6                    20.8                 19.7
 Other practice costs.............................          11.2                  12.3                    11.7                 12.1
 Contract separation and investigation related
  costs...........................................           1.0                    --                     0.5                   --
 General and administrative.......................           3.6                   3.3                     4.0                  3.5
 Merger and integration costs.....................            --                   9.2                      --                  4.7
 Depreciation and amortization....................           5.9                   5.7                     6.0                  5.9
 Other income.....................................            --                    --                    (4.4)                  --
 Net interest expense.............................           1.8                   2.0                     2.1                  1.9
                                                           -----                 -----                   -----                -----
Income before income taxes........................           5.0                   1.5                    10.0                  5.9
Income taxes......................................           1.9                   2.0                     3.8                  2.9
                                                           -----                 -----                   -----                -----
Net income........................................           3.1%                (0.5)%                    6.2%                 3.0%
                                                           =====                 =====                   =====                =====

                               US ONCOLOGY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

2000 COMPARED TO 1999

The Company entered into new affiliation agreements with nineteen oncology groups since June 1999. The results of the new affiliated oncology practices are included in the Company's operating results from the dates of affiliation. Changes in results of operations for the first six months of 1999 compared to the first six months of 2000 were caused, in part, by affiliations with these oncology practices.

Overall, the Company experienced a decrease in operating margins from the first six months of 1999 to the first six months of 2000, with earnings before taxes, interest, depreciation, amortization and other income ("EBITDA"), as a percentage of revenue, declining from 18.5% to 13.6%. A number of factors contributed to the decrease in operating margins, including: (i) increases in the acquisition cost of pharmaceuticals, (ii) shifts in the mix of pharmaceuticals to lower margin products, (iii) increase in practice personnel costs due to increasing labor rates and numerous network-wide initiatives
(such as information system conversions), and (iv) contract separation and investigation related costs.

  Revenue. Revenue increased from $515.6 million in the first six months of 1999 to $631.0 million in the first six months of 2000, an increase of $115.4 million, or 22%. Revenue increased from $266.4 million in the second quarter of 1999 to $326.5 million in the second quarter of 2000, an increase of $60.1 million or 23%. Revenue for markets under management in the first six months of both 1999 and 2000 increased $113.4 million or 22% over the same period from the prior year. This growth was the result of increased use of anticancer pharmaceuticals, expansion of services, increases in patient volume, recruitment of or affiliation with additional physicians and, to a lesser extent, increases in charges for certain physician services.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the affiliated physician groups, increased from $238.7 million for the first six months of 1999 to $310.9 million for the first six months of 2000, an increase of $72.2 million, or 30%. Pharmaceuticals and supplies expense increased from $123.5 million in the second quarter of 1999 to $163.2 million in the second quarter of 2000, an increase of $39.7 million, or 32%. As a percentage of revenue, pharmaceuticals and supplies increased from 46.3% for the first six months of 1999 to 49.3% for the comparable period of 2000 and from 46.4% in the second quarter of 1999 to 50.0% in the second quarter of 2000. This increase was primarily due to a shift in the revenue mix to a higher percentage of revenue from drugs, increases in acquisition prices of drugs and a shift to lower margin drugs. Management expects that third-party payors will continue to negotiate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items. In response to this decline in margin relating to certain pharmaceutical agents, the Company has adopted several strategies. Most importantly, the Company has formed a number of preferred pharmaceutical relationships and continues to pursue others. In addition, the Company routinely considers and implements measures to control other operating costs to enable it to achieve greater economies of scale. Lastly, the Company seeks opportunities to expand its business in areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. The Company believes that its results of operations and financial condition have benefited from each of these strategies.

  Practice Compensation and Benefits. Practice compensation and benefits, which includes the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees who are located at the affiliated physician practice sites and business offices, increased from $101.6 million for the first six months of 1999 to $131.5 million for the first six months of 2000, an increase of $29.9 million or 29%. Practice compensation and benefits increased from $52.2 million in the second quarter of 1999 to $70.3 million in the second quarter of 2000, an increase of $18.2 million, or 35%. As a percentage of revenue, practice compensation and benefits increased from 19.7% in the first six months of 1999 to 20.8% in the first six

                               US ONCOLOGY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


months of 2000 and from 19.6% in the second quarter of 1999 to 21.5% in the second quarter of 2000. The increase was primarily attributable to salary increases due to low unemployment rates and numerous network-wide initiatives (such as information system conversion).

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $62.4 million for the first six months of 1999 to $73.8 million for the first six months of 2000, an increase of $11.4 million or 18%. Other practice costs increased from $32.8 million in the second quarter of 1999 to $36.7 million in the second quarter of 2000, an increase of $3.9 million, or 12%. As a percentage of revenue, other practice costs decreased from 12.1% in the first six months of 1999 to 11.7% in the first six months of 2000 and from 12.3% in the second quarter of 1999 to 11.2% in the second quarter of 2000. The decrease was primarily attributable to economies of scale in existing sites of service.

  Contract Separation and Investigation Related Costs. During the second quarter of 2000, the Company incurred costs of $1.7 million in connection with the qui tam lawsuits described in Part II, Item I, of this report, consisting primarily of auditing and legal fees and related expenses. In addition, the Company incurred $1.5 million of costs consisting of intangible asset and receivable write-downs as a result of terminating its affiliation with a sole practitioner and with the physician group named in the qui tam lawsuits.

  General and Administrative. General and administrative expenses increased from $17.8 million in the first six months of 1999 to $25.5 million of the first six months of 2000, an increase of $7.7 million or 43%. General and administrative expenses increased from $8.9 million in the second quarter of 1999 to $11.9 million in the second quarter of 2000, an increase of $3.0 million, or 34%. As a percentage of revenue, general and administrative costs increased from 3.5% in the first six months of 1999 to 4.0% for the first six months of 2000 and from 3.3% in the second quarter of 1999 to 3.6% in the second quarter of 2000. This increase was primarily attributable to additional resources necessary for corporate operations support, as well as expansion of systems and new business development.

  Merger and Integration Costs. In the second quarter of 1999 the Company recognized merger and integration costs of approximately $24.5 million. Merger and integration costs are comprised of transaction costs of approximately $17.2 million for professional fees, costs of due diligence, severance costs and other out of pocket expenses; restructuring costs of approximately $3.1 million for leasehold and software abandonment; and, integration costs of approximately $4.2 million for integration consulting fees, communications and merger related Company meetings.

  Interest. Net interest expense increased from $9.9 million in the first six months of 1999 to $13.1 million for the first six months of 2000, an increase of $3.2 million or 32%. Net interest expense increased from $5.3 million in the second quarter of 1999 to $6.0 million in the second quarter of 2000, an increase of $0.7 million, or 13%. As a percentage of revenue, net interest expense was 1.9% and 2.1% for the first six months of 1999 and 2000, respectively, and 2.0% and 1.8% for the second quarter of 1999 and 2000, respectively. The increase was the result of higher levels of debt, principally incurred to finance transactions with oncology practices since June 30, 1999, as well as construction of numerous cancer centers.

  Other Income. Other income of $27.6 million in the first six months of 2000 represents the recognition of the remaining gain on shares of common stock of

                               US ONCOLOGY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ILEX Oncology, Inc. owned by the Company. A previous gain of $14.4 million was recognized during the fourth quarter of 1999 as a result of the Company's reclassification of the ILEX stock as a trading security. The stock was sold by the Company during the first quarter of 2000.

  Income Taxes. For the first six months of 2000, the Company recognized a tax expense of $24.0 million resulting in an effective tax rate of 38%, down from 49.8% for the same prior year period. The decrease in rate is due to certain non-deductible merger related costs in 1999.

  Net Income. Net income increased from $15.3 million in the first six months of 1999 to $39.1 million in the first six months of 2000, an increase of $23.8 million or 156%. Net income increased from a loss of $1.2 million in the second quarter of 1999 to $10.0 million in the second quarter of 2000, an increase of $11.2 million. Net income as a percentage of revenue increased from 3.0% for the first six months of 1999 to 6.2% for the first six months of 2000 and from negative 0.5% in the second quarter of 1999 to 3.1% in the second quarter of 2000. Included in net income for the first six months of 2000 is a $17.1 million after-tax gain resulting from the sale of ILEX stock. Excluding the gain on ILEX stock and contract separation and investigation related costs, net income for the six months ended June 30, 2000 would have been $24.0 million which represents earnings per share of $0.23. Included in net income for the three months and six months ended June 30, 1999 were merger and integration costs of $24.5 million pre-tax. Excluding the merger costs, net income for the first six months of 1999 would have been $34.4 million which represents earnings per share of $0.34 and for the second quarter of 1999, net income would have been $17.8 million which represents earnings per share of $0.18.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily to finance affiliation transactions with, and to purchase the nonmedical assets of, oncology practices and to develop cancer centers. During the first six months of 2000, the Company paid total consideration of $27.1 million in connection with affiliations with nine physician groups, including cash and transaction costs of $11.7 million. During the comparable period of the prior year, the Company paid total consideration of $70.9 million for affiliations with ten physician groups, including cash and transaction costs of $32.3 million.

In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. These proceeds were used to reduce outstanding borrowings under the Credit Facility. Also in March 2000, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock in public or private transactions. From May 2000 through June 2000, the Company repurchased 3,092,286 shares of Common Stock at an average price of $4.71. These shares will be held as Treasury Stock. The Company is not currently purchasing stock and does not intend to do so during the third quarter of 2000. On June 1, 2000, the Company issued 265,517 shares from Treasury Stock to affiliated physicians in satisfaction of the Company's obligation to issue Common Stock in connection with medical practice transactions.


To fund its growth and development, the Company has satisfied its transaction and working capital needs through debt and equity financings and borrowings under a $275 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank ("First Union"), as a lender and as an agent for various other lenders. The Credit Facility is comprised of two parts: a $175 million revolving credit facility which matures in 2004 and a $100 million 364-revolving credit facility which matured in June 2000. The Company allowed the 364-day facility to terminate at its maturity in June 2000, as the Company does not anticipate requiring any borrowings under a similar facility for the remainder of 2000. In addition, in connection with the Credit Facility the Company has available a $75 million leasing facility used by the Company in connection with developing its integrated cancer centers. In November 1999, the Company sold an aggregate of $100 million of Senior Secured Notes to a group of institutional investors. The Senior Secured Notes rank equally in right

                               US ONCOLOGY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


of payment with the Credit Facility. The notes bear interest at 8.42% per annum with a final maturity in 2006 and an average life of five years.

Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The Credit Facility, Leasing Facility and Senior Secured Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's management services agreements, the capital stock of the Company's subsidiaries and the Company's accounts receivable are pledged as security under the Credit Facility, Leasing Facility and Senior Secured Notes.

During the first six months of 2000, the Company repaid $37 million, net, under the Credit Facility from proceeds of the sale of ILEX stock. The Company is currently in compliance with the Credit Facility, Leasing Facility and Senior Secured Note covenants, with additional capacity under the Credit Facility of $38 million and Leasing Facility of approximately $18.7 million at June 30, 2000. The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations.

Cash provided by operations was $56.3 million in the first six months of 2000, an increase of $67.4 million from the comparable period in 1999. The increase was due primarily to improved cash flow from accounts receivable management and an improved cash management program. Cash provided by investing activities was $15.1 million for the first six months of 2000, an increase of $88.7 million from the same period of 1999. Such increase is due primarily to proceeds from the sale of investment in common stock as well as less investment in property and equipment and physician affiliations in the first six months of 2000. Cash used by financing activities was $65.8 million for the first six months of 2000, a decrease of $140.1 million from the comparable prior year period. Such decrease is due to the use of proceeds from the sale of the equity investment in common stock for the repayment of borrowings under the Credit Facility and purchases of Treasury Stock in the first six months of 2000.

As of June 30, 2000, the Company had net working capital of $253.9 million and cash and cash equivalents of $16.9 million. The Company also had $196.9 million of current liabilities, including approximately $25.4 million of current indebtedness maturing before June 30, 2001. The Company currently expects that its principal use of funds in the near future will be in connection with future transactions with oncology groups, the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers. It is likely that the Company's capital needs in the next several years will exceed the cash generated from operations. Thus, the Company may incur additional debt or issue additional debt or equity securities from time to time. This may include the issuance of Common Stock or notes in connection with physician affiliations. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, the Company may be unable to obtain sufficient financing on terms satisfactory to management or at all.

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

The Company's borrowings under the Credit Facility and subordinated notes due to affiliated physicians contain an element of market risk from changes in interest rates. The Company manages this risk, in part, through the use of interest rate swaps. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. The Company was not obligated under any interest rate swap agreements during the period ending June 30, 2000.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 2000. The market values that result from these computations are compared with the market values of these financial instruments at June 30, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.



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

                               US ONCOLOGY, INC.

The Company has been informed that the Company and an affiliated physician group are the subject of allegations that their billing practices may violate the Federal False Claims Act. The allegations are the result of two qui tam complaints filed under seal prior to the merger of PRN with a subsidiary of US Oncology. The U.S. Department of Justice is currently investigating the allegations in order to determine if the United States will intervene and pursue the claims on behalf of the plaintiffs. If the United States does not intervene, the plaintiffs may continue to pursue the claims individually. Because the complaints are under seal, and because the Department of Justice is in the process of investigating the claims, the Company is unable to fully assess, at this point in time, the nature or magnitude of these allegations. If the plaintiffs and/or the United States were to prevail in these claims, the resulting judgement could have a material adverse effect on the Company. In addition, addressing the complaints and government investigation has required and may continue to require the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

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

During the first six months of 2000, the Company affiliated with nine physician groups consisting of 23 physicians. In conjunction with these transactions the Company agreed to issue 1,595,584 shares of Common Stock and issued $9.8 million of subordinated promissory notes. Each sale was a private placement made in connection with a physician transaction, as described in general in the preceding paragraph. All of the physicians involved in such transactions during the first six months of 2000 are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Stockholders on May 18, 2000.
(b)  No disclosure required
(c)  The following matters were voted upon at the Annual Meeting:

(i)   Election of Class I Directors


      Nominee                                  Votes For     Authority Withheld
      -------                                  ---------     ------------------
      J. Taylor Crandall                       71,337,031       9,733,168
      James E. Dalton                          71,337,031       9,733,168
      Edward E. Rogoff, M.D.                   71,321,349       9,748,850
      Burton S. Schwartz, M.D.                 71,321,349       9,748,850

      (ii)   Other Matters

     Proposal                                        Votes For      Votes Against     Withheld Authority
     --------                                        ---------      -------------     ------------------
Approval of amendments to the Company's
1993 Non-Employee Director Stock Option Plan         68,213,594      12,740,171              116,434

Ratification of the appointment of
PricewaterhouseCoopers LLP as the Company's
independent accountants for the year
ending December 31, 2000                             72,691,569       8,344,181               34,449

No broker non-votes were recorded.

(d) No disclosure required.

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

  3.2 Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company's Form 8-K/A filed June 17, 1999 and incorporated herein by reference)

  4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2,
           1997)

  4.2 Form of 8.42% Senior Secured Note due 2006 (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

 10.1 Amendment to the Company's 1993 Non-Employee Director Stock Option Plan (incorporated by reference to page 15 of the Company's Proxy Statement filed April 18, 2000).

 27        Financial Data Schedule

(b)  Reports on Form 8-K

  The Company did not file any current reports on Form 8-K during the first six months of 2000.

                               US ONCOLOGY, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 2000                  US ONCOLOGY, INC.



                                       By:  /s/  R. Dale Ross
                                           --------------------
                                           R. Dale Ross, Chief Executive Officer
                                           (duly authorized signatory)



                                       By:  /s/  Kathleen G. Lokay
                                          -------------------------
                                          Interim Principal Financial and
                                          Accounting Officer