Form 10-Q
period 2000-09-30
US ONCOLOGY INC
filed 2000-11-14
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000
                                      Or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                (832) 601-8766
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

   As of November 9, 2000, 91,798,084 shares of the Registrant's Common Stock were outstanding. In addition, as of November 9, 2000, the Registrant had agreed to deliver 10,730,955 shares of its Common Stock on certain future dates for no additional consideration.

                               US ONCOLOGY, INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 2000

                               Table of Contents

                                                                                          Page No.
                                                                                        ------------
PART I.    FINANCIAL INFORMATION
           Item 1.    Condensed Consolidated Financial Statements-----------------------      3
                      Condensed Consolidated Balance Sheet------------------------------      3
                      Condensed Consolidated Statement of Operations and
                         Comprehensive Income-------------------------------------------      4
                      Condensed Consolidated Statement of Cash Flows--------------------      5
                      Notes to Condensed Consolidated Financial Statements--------------      6

           Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations-----------------------------     10

           Item 3.    Quantitative and Qualitative Disclosures about Market Risks-------     17

PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings-------------------------------------------------     18

           Item 2.    Changes in Securities---------------------------------------------     19

           Item 6.    Exhibits and Reports on Form 8-K----------------------------------     20

           SIGNATURES                                                                        21

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               US ONCOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)

                                                                                      SEPTEMBER 30,               DECEMBER 31,
                                                                                          2000                        1999
                                                                                       -----------                 -----------
                                 ASSETS                                                (UNAUDITED)
Current assets:
 Cash and equivalents.......................................................           $  14,043                  $   11,381
 Investment in common stock.................................................                  --                      27,258
 Accounts receivable........................................................             342,002                     331,361
 Prepaid expenses and other current assets..................................              60,249                      42,655
 Inventories................................................................              14,481                      24,692
 Due from affiliated physician groups.......................................              28,727                      38,894
                                                                                       ---------                  ----------
     Total current assets...................................................             459,502                     476,241
Property and equipment, net.................................................             270,679                     254,289
Management service agreements, net..........................................             546,164                     537,130
Other assets................................................................              31,197                      30,817
                                                                                      ----------                  ----------
                                                                                      $1,307,542                   1,298,477
                                                                                      ==========                  ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term indebtedness..............................          $   26,395                  $   26,693
  Accounts payable..........................................................             124,759                     107,937
  Due to affiliated physician groups........................................               8,524                       2,584
  Income taxes payable......................................................               8,954                       9,322
  Other accrued liabilities.................................................              57,100                      48,912
                                                                                      ----------                  ----------
     Total current liabilities..............................................             225,732                     195,448
Deferred income taxes.......................................................              37,134                      33,224
Long-term indebtedness......................................................             292,835                     360,191
                                                                                      ----------                  ----------
     Total liabilities......................................................             555,701                     588,863
Minority interest...........................................................               2,962                       2,450

Stockholders' equity:
  Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding.........................................................
  Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding...................................
  Common Stock, $.01 par value, 250,000 shares authorized, 94,407 and 87,253
    issued, 91,957 and 87,253 outstanding...................................                 920                         873
  Additional paid-in capital................................................             442,676                     428,533
  Common Stock to be issued, approximately 10,305 and 13,982 shares.........              79,868                      91,330
  Treasury Stock, 2,450 and 0 shares........................................             (11,712)                         --
  Retained earnings.........................................................             237,127                     186,428
                                                                                      ----------                  ----------
     Total stockholders' equity.............................................             748,879                     707,164
                                                                                      ----------                  ----------
                                                                                      $1,307,542                  $1,298,477
                                                                                      ==========                  ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                               US ONCOLOGY, INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (UNAUDITED)

                                                                   THREE MONTHS                           NINE MONTHS
                                                                ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                             2000               1999               2000               1999
                                                           --------           --------           --------           --------
Revenue..........................................          $337,310           $277,789           $968,318           $793,415
Operating expenses
      Pharmaceuticals and supplies...............           169,249            134,773            480,164            373,502
      Practice compensation and benefits.........            69,680             54,464            201,206            156,043
      Other practice costs.......................            40,351             33,435            114,151             95,787
      General and administrative.................            13,426             10,062             38,900             27,867
      Depreciation and amortization..............            18,272             15,317             55,804             45,573
      Contract separation and investigation
       related costs.............................               206                 --              3,372                 --
      Merger and integration costs...............                --              2,747                 --             27,238
                                                           --------           --------           --------           --------
                                                            311,184            250,798            893,597            726,010
                                                           --------           --------           --------           --------
Income from operations...........................            26,126             26,991             74,721             67,405
Interest expense, net............................            (7,404)            (6,016)           (20,515)           (15,949)
Gain on investment in common stock...............                --                 --             27,566                 --
                                                           --------           --------           --------           --------
Income before income taxes.......................            18,722             20,975             81,772             51,456
Income taxes.....................................             7,114              5,992             31,073             21,172
                                                           --------           --------           --------           --------
Net income.......................................            11,608             14,983             50,699             30,284
                                                           --------           --------           --------           --------

Other comprehensive income, net of tax...........                --              1,499                 --              1,379
                                                           --------           --------           --------           --------

Comprehensive income.............................          $ 11,608           $ 16,482           $ 50,699           $ 31,663
                                                           ========           ========           ========           ========

Net income per share - basic.....................          $   0.12           $   0.15           $   0.50           $   0.30
                                                           ========           ========           ========           ========

Shares used in per share calculations - basic....            99,984            100,493            101,262            100,018
                                                           ========           ========           ========           ========

Net income per share - diluted...................          $   0.12           $   0.15           $   0.50           $   0.30
                                                           ========           ========           ========           ========

Shares used in per share calculations - diluted..           100,146            102,184            101,408            101,600
                                                           ========           ========           ========           ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                               US ONCOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)

                                                                                             NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                       2000                  1999
                                                                                    ---------              --------
Cash flows from operating activities:
   Net income...........................................................            $  50,699              $ 30,284
Non cash adjustments:
   Contract separation and investigation related costs..................                1,514                    --
   Realized gain on investment in common stock..........................              (27,566)                   --
   Depreciation and amortization........................................               55,804                45,573
   Deferred income taxes................................................                3,910                  (477)
   Non cash merger and integration costs................................                   --                 2,300
   Gain on contract termination.........................................                   --                (3,152)
   Earnings in joint ventures...........................................                  512                    --
   Changes in operating assets and liabilities:.........................               16,445               (67,347)
                                                                                    ---------              --------
          Net cash provided by operating activities.....................              101,318                 7,181
                                                                                    ---------              --------
Cash flows from investing activities:
   Acquisition of property and equipment................................              (47,428)              (60,978)
   Net payments in medical practice transactions........................              (11,767)              (36,182)
   Proceeds from sale of investment in common stock.....................               54,824                    --
   Other................................................................                   --                   342
                                                                                    ---------              --------
          Net cash used by investing activities.........................               (4,371)              (96,818)
                                                                                    ---------              --------
Cash flows from financing activities:
   Proceeds from Credit Facility........................................              262,000                83,000
   Repayment of Credit Facility.........................................             (326,000)               (9,621)
   Repayment of other indebtedness......................................              (15,731)                   --
   Purchase of Treasury Stock...........................................              (15,532)                   --
   Proceeds from exercise of options....................................                  978                 4,637
                                                                                    ---------              --------
           Net cash provided (used) by financing activities.............              (94,285)               78,016
                                                                                    ---------              --------
Increase (decrease) in cash and equivalents.............................                2,662               (11,621)
Cash and equivalents:
   Beginning of period..................................................               11,381                13,691
                                                                                    ---------              --------
   End of period........................................................            $  14,043              $  2,070
                                                                                    =========              ========

Interest Paid...........................................................            $  19,159              $ 14,045

Taxes Paid..............................................................            $  31,441              $ 14,016
Non cash transactions:
   Value of Common Stock to be issued in medical practice transactions..            $   5,570              $ 21,834
   Delivery of Common Stock to be issued in medical practice
    transactions........................................................               17,034                 8,733
   Debt issued in medical practice transactions.........................                9,976                20,642
   Debt assumed in medical practice transactions........................                  900                    86
   Debt issued to finance insurance premiums............................                1,315                   649

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

Operating segments

During 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's sole business is providing comprehensive management services, facilities and equipment, administrative and technical support and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient cancer care. The physicians affiliated with the Company provide all aspects of care related to the diagnosis and outpatient treatment of cancer, including comprehensive oncology services (including primarily medical, radiation, and gynecological services), diagnostic radiology services, retail pharmacy services and clinical research. For the first nine months of 2000 and 1999, oncology-related services was the only product line that exceeded the reporting thresholds of FAS 131. The Company, therefore, has used the aggregation criteria of FAS 131 and reports a single segment.

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

NOTE 3 - REVENUE

Revenue recorded by the Company is the difference between medical service revenue and amounts retained by affiliated physician groups. Medical service revenue for services to patients by the physician groups affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

Amounts retained by the affiliated physician groups for physician compensation are primarily derived under two management service agreement models. Under the first model (the Net Revenue Model), amounts retained by physician groups are based upon a specified amount (typically 23% of net revenue) and, if certain financial criteria are satisfied, an incremental performance-based amount. Under the second model (the EBIT Model), amounts retained by physician groups are based upon a percentage (typically 65% - 75%) of the difference between net revenues less direct expenses, excluding interest expense and taxes.

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
                                  (UNAUDITED)

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                                  THREE MONTHS                        NINE MONTHS
                                                               ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                           --------------------------        ----------------------------
                                                              2000             1999              2000              1999
                                                            --------         --------        ----------        ----------
Medical service revenue...........................          $441,301         $361,716        $1,266,566        $1,033,519
Amounts retained by affiliated physician groups...           103,991           83,927           298,248           240,104
                                                            --------         --------        ----------        ----------
Revenue...........................................          $337,310         $277,789        $  968,318        $  793,415
                                                            ========         ========        ==========        ==========

The Company's most significant management services agreement, which is the only management services agreement to provide more than 10% of revenues to the Company, is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 24.9% and 24.8% of the Company's total revenue for the three months ended September 30, 2000 and 1999, respectively, and 24.9% and 25.2% for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 4 - GAIN ON SALE OF INVESTMENT IN COMMON STOCK

In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. Included in other income for the first nine months of 2000 is $27.6 million related to a gain on disposal of this stock. A previous gain of $14.4 million was recognized during the fourth quarter of 1999 as a result of the Company's reclassification of the ILEX stock as a trading security.

NOTE 5 - CAPITALIZATION

In March 2000, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock in public or private transactions. From May 2000 through September 2000, the Company repurchased 3,291,786 shares of Common Stock at an average price of $4.72 per share. The Company issued 841,849 shares from Treasury Stock to affiliated physicians in satisfaction of the Company's obligation to issue Common Stock in connection with medical practice transactions.

NOTE 6 - CREDIT FACILITY AND MASTER LEASE

Credit Facility

Effective June 15, 1999, in connection with the Merger, the Company executed a $275 million revolving credit facility (Credit Facility) with First Union National Bank (First Union), individually and as Administrative Agent for eight additional lenders ("Lenders"). The Credit Facility consisted of a $175 million five-year revolving credit facility (Revolver) and a $100 million 364-day revolving credit facility. The Company allowed the $100 million 364-day revolving credit facility to terminate at its maturity in June 2000, as the Company did not anticipate requiring any borrowings under such facility for the remainder of 2000. Initial proceeds under the Revolver were used to refinance existing debt and to pay certain transaction fees and expenses in connection with the Credit Facility and the Merger. Proceeds of loans under the Credit Facility may be used to finance medical practice transactions, to provide working capital and for other general corporate uses. As of September 30, 2000, the Company had an outstanding balance of $110 million under the $175 million Credit Facility. The Company has classified borrowings under the Credit Facility as long-term indebtedness due to its ability and intent to maintain the borrowings beyond the next twelve months.

Borrowings under the Credit Facility are secured by all capital stock of the Company's subsidiaries, all of the Company's management services agreements and all accounts receivable of the Company. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
                                  (UNAUDITED)

interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of September 30, 2000, the weighted average interest rate on all outstanding draws under the Credit Facility was 7.74%.

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

Master Lease

Effective June 15, 1999, the Company amended its $75 million master lease agreement related to integrated cancer centers to extend the construction and acquisition period through December 2000. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities to the Company. The initial term of the lease is for five years and can be renewed in one-year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option. Advances under the master lease agreement as of September 30, 2000 were $58.9 million.

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

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
                                  (UNAUDITED)

The table below summarizes the determination of shares used in per share calculations (in thousands):

                                                                        THREE MONTHS                         NINE MONTHS
                                                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                      2000            1999                2000            1999
                                                                     -------         -------             -------         -------
Outstanding at end of period:
     Common Stock............................................         91,957          85,539              91,957          85,539
     Common Stock to be issued...............................         10,305          14,978              10,305          14,978
                                                                     -------         -------             -------         -------
                                                                     102,262         100,517             102,262         100,517
     Effect of weighting.....................................         (2,278)            (24)             (1,000)           (499)
                                                                     -------         -------             -------         -------
Shares used in per share calculations-basic..................         99,984         100,493             101,262         100,018

Effect of weighting and assumed share equivalents for grants of stock options at less than the weighted average price
  and subordinated convertible promissory notes..............            162           1,691                 146           1,582
                                                                     -------         -------             -------         -------
Shares used in per share calculations-diluted................        100,146         102,184             101,408         101,600
                                                                     =======         =======             =======         =======
Anti-dilutive stock options not included  above..............          6,740           3,921               7,027           5,737
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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101) which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Implementation of this guidance is required no later than the fourth quarter of fiscal year 2000 giving retroactive effect to January 1, 2000. The Company is still evaluating the potential impact of SAB 101.

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

US Oncology, Inc. (the "Company" or "US Oncology") is a cancer management company that provides comprehensive management services under long-term agreements to its affiliated oncology practices, including operational and clinical research services and data management, and furnishes personnel, facilities, supplies and equipment. These affiliated practices provide a broad range of medical services to cancer patients, integrating the specialties of medical and gynecological oncology, hematology, radiation oncology, diagnostic radiology and stem cell transplantation. Substantially all of the Company's revenue consists of management fees, which include reimbursement of all medical practice operating costs for which the Company is contractually responsible.

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

US Oncology's business and results of operations are subject to risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and US Oncology stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Factors that could cause actual results to differ materially include, but are not limited to, government regulation and enforcement, reimbursement for healthcare services, particularly including reimbursement for pharmaceuticals, integration of formerly separate operations in connection with the AOR/PRN merger, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, and the operations of the Company's affiliated physician groups. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, particularly the section entitled "Risk Factors," for a more detailed discussion of certain of these risks and uncertainties.

The cautionary statements contained or referred to herein should be considered in connection with any written or oral forward-looking statements that may be issued by US Oncology or persons acting on its behalf. US Oncology does not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after date thereof or to reflect the occurrence of unanticipated events.

In addition to the risk factors cited above, investors should consider the following:

There is a continued risk of declining reimbursement for pharmaceuticals used by the Company's affiliated physician groups.

Currently Medicare and most Medicaid programs reimburse providers for oncology drugs based on the Average Wholesale Price (AWP) of the drugs. AWP is determined by third-party information services using data furnished by pharmaceutical companies. In May 2000, the U.S. Department of Health and Human Services announced its intention to publish instructions to the Health Care Financing Administration (HCFA), the agency that administers the Medicare program, that would require a new source for AWP for calculating the amount that health care providers would receive from Medicare for certain pharmaceuticals used in cancer treatment. The proposed change would have resulted in radically lowered reimbursement from federal government programs for chemotherapy agents and other pharmaceutical agents used by oncologists, without any adjustment in reimbursement for services and other costs related to chemotherapy infusion that

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

are currently undercompensated, resulting in oncologists' incurring losses for the administration of many chemotherapy treatments. In September 2000, HCFA stated that reimbursement for pharmaceuticals used to treat cancer would not be reduced at that time. At the same time, however, HCFA announced its belief that there is a need to modify its reimbursement scheme for pharmaceuticals, and that HCFA would therefore commence a comprehensive initiative to develop a more accurate reimbursement methodology for outpatient cancer therapy services. In addition, currently published AWPs remain under scrutiny. It is not possible to assess the likely outcome of reimbursement for oncology services, particularly reimbursement of pharmaceuticals, whether through HCFA initiatives or through the calculation of AWP from information supplied by pharmaceutical companies, but it is possible that changes in reimbursement that are ultimately adopted or implemented may have a materially adverse effect on the Company's and its affiliated physician practices' operations and financial condition.

Many of the management fee arrangements with physician groups subject the Company to disproportionate economic risk.

Currently, the economic arrangements in the Company's management agreements with affiliated physician groups fall into two principal categories. In all of the agreements, the Company's management fee includes reimbursement for all practice costs (primarily, pharmaceuticals and supplies, practice compensation and benefits, other practice costs and financing costs) and an additional fee. Some of the Company's agreements, known as the "EBIT Model" agreements, provide that this additional fee is a percentage of the practice's earnings before income taxes and interest. In others, known as "Net Revenue Model" agreements, the additional fee is comprised of a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are met, a performance fee. Where the Company's management agreement follows the Net Revenue Model, the physician group is entitled to retain a fixed portion of net revenue before any management fee (other than practice costs) is paid. Under these agreements, therefore, the Company bears disproportionately the economic impact of increasing or declining margins. The Company's costs of operations have increased, primarily due to an increase of expensive single source drugs and practice compensation and benefits, which has resulted in a disproportionate decline in the Company's operating margin. Because of this, the Company is considering alternatives to the Net Revenue Model and evaluating the appropriateness of a change on a market-by-market basis. Although the Company is encouraged by initial feedback from some of its affiliated physician groups regarding management fee alternatives, there can be no assurance that the Company will be successful in implementing favorable alternative arrangements. In the event it is not successful, continuing to manage physician practices under the Net Revenue Model agreements could have a material and adverse effect on the Company.

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

As of September 30, 2000, the Company is affiliated with the following number of physicians by specialty:

       Medical oncology..................................   660
       Radiation oncology................................   116
       Other.............................................    88
                                                            ---
                                                            864
                                                            ===

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


The following table sets forth the sources for growth in the number of physicians affiliated with the Company:

                                                                       NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                  ----------------------
                                                                  2000              1999
                                                                  ----              ----
   Affiliated physicians, beginning of period........              806               719
   Physician practice affiliations...................               24                41
   Recruited physicians..............................               51                51
   Retiring/Other....................................              (17)              (12)
                                                                  ----              ----
   Affiliated physicians, end of period..............              864               799
                                                                  ====              ====

Additionally, the Company either owned or leased 68 and 60 cancer centers as of September 30, 2000 and 1999, respectively.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations and Comprehensive Income. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.


                                                                 THREE MONTHS                    NINE MONTHS
                                                              ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                              2000           1999            2000           1999
                                                             -----          -----           -----          -----
Revenue...........................................           100.0%         100.0%          100.0%         100.0%
Operating expenses:
 Pharmaceuticals and supplies.....................            50.2           48.5            49.6           47.1
 Practice compensation and benefits...............            20.6           19.6            20.8           19.7
 Other practice costs.............................            12.0           12.0            11.8           12.1
 Contract separation and investigation related
  costs...........................................             0.1             --             0.3             --
 General and administrative.......................             4.0            3.6             4.0            3.5
 Merger and integration costs.....................              --            1.0              --            3.4
 Depreciation and amortization....................             5.4            5.5             5.8            5.7
 Other income.....................................              --             --            (2.8)            --
 Net interest expense.............................             2.2            2.2             2.1            2.0
                                                             -----          -----           -----          -----
Income before income taxes........................             5.5            7.6             8.4            6.5
Income taxes......................................             2.1            2.2             3.2            2.7
                                                             -----          -----           -----          -----
Net income........................................             3.4%           5.4%            5.2%           3.8%
                                                             =====          =====           =====          =====

2000 COMPARED TO 1999

Overall, the Company experienced a decrease in operating margins from the first nine months of 1999 to the first nine months of 2000, with earnings before taxes, interest, depreciation, amortization and other income ("EBITDA"), as a percentage of revenue, declining from 14.2% to 13.5%. EBITDA as a percentage of revenue decreased from 15.2% for the third quarter of 1999 to 13.2% for the third quarter of 2000. A number of factors contributed to the decrease in operating margins, including: (i) increases in the acquisition cost of pharmaceuticals, (ii) shifts in the mix of pharmaceuticals to lower margin products, (iii) increase in practice personnel costs due to increasing labor rates and numerous network-wide initiatives, (iv) contract separation and

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


investigation related costs, and (v) increased operating costs without the proportionate effect on physician compensation.

  Revenue. Revenue increased from $793.4 million for the first nine months of 1999 to $968.3 million for the first nine months of 2000, an increase of $174.9 million, or 22%. Revenue increased from $277.8 million for the third quarter of 1999 to $337.3 million for the third quarter of 2000, an increase of $59.5 million, or 21%. The growth in revenue is attributable to the growth in affiliated practices' medical service revenue offset by amounts retained by physician groups. The following presents the amounts included in determination of the Company's revenue (in thousands):

                                                                 THREE MONTHS                        NINE MONTHS
                                                              ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                            -------------------------       -----------------------------
                                                              2000             1999              2000              1999
                                                            --------         --------        ----------        ----------
Medical service revenue...........................          $441,301         $361,716        $1,266,566        $1,033,519
Amounts retained by affiliated physician groups...           103,991           83,927           298,248           240,104
                                                            --------         --------        ----------        ----------
Revenue...........................................          $337,310         $277,789        $  968,318        $  793,415
                                                            ========         ========        ==========        ==========

Medical service revenue growth is attributable to an increase in: (i) medical oncology services, (ii) anticancer pharmaceuticals and (iii) radiation and diagnostic revenue. The increase in medical oncology services is attributable to an increase in medical oncology visits of existing affiliated physicians, combined with the addition of 65 physicians in the nine months ended September 30, 2000. The increase in anticancer pharmaceuticals revenue is attributable to the growth in medical oncology services, coupled with a continued increase in utilization of more expensive, lower margin drugs, principally single-source drugs. The increase in radiation and diagnostic revenue is attributable to an increase of daily radiation treatments by existing affiliated physicians by 7%, combined with the opening of six additional cancer centers during the nine months ended September 30, 2000.

Amounts retained by physician groups increased from $240.1 million for the first nine months of 1999 to $298.2 million for the first nine months of 2000, an increase of $58.1 million, or 24.2%. Amounts retained by physician groups increased from $83.9 million for the third quarter of 1999 to $104.0 million for the third quarter of 2000, an increase of $20.1 million, or 23.9%. Such increases in amounts retained by physician groups are directly attributable to the growth in medical service revenue combined with the increase in profitability of affiliated practices. The following is the medical service revenue attributed to the Company's two principal management fee models--the EBIT Model and the Net Revenue Model (in thousands):

                                                                   THREE MONTHS                     NINE MONTHS
                                                                ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                            -------------------------        ----------------------------
                                                              2000             1999              2000              1999
                                                            --------         --------        ----------        ----------
Net Revenue Model.................................          $256,540         $210,960        $  735,030        $  593,656
EBIT Model  ......................................           181,485          146,316           523,284           422,266
Other.............................................             3,276            4,440             8,252            17,597
                                                            --------         --------        ----------        ----------
                                                            $441,301         $361,716        $1,266,566        $1,033,519
                                                            ========         ========        ==========        ==========

Amounts retained by physician groups increased from 23.2% of medical service revenue for the first nine months of 1999 to 23.5% for the first nine months of 2000 and from 23.2% for the third quarter of 1999 to 23.6% for the third quarter of 2000. 58.0% of medical service revenue for the first nine months of 2000 is derived from Net Revenue Model management agreements, with 40.9% being derived from EBIT Model management agreements. The lack of proportionate decline in physician compensation, when compared to increasing operating costs as a percentage of medical service revenue, results in physician groups' compensation under the Net Revenue Model not being proportionately impacted by increasing operating costs.

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the affiliated physician groups, increased from $373.5 million for the first nine months of 1999 to $480.2 million for the first nine months of 2000, an increase of $106.7 million, or 28.6%. Pharmaceuticals and supplies expense increased from $134.8 million in the third quarter of 1999 to $169.2 million in the third quarter of 2000, an increase of $34.5 million, or 25.6%. As a percentage of revenue, pharmaceuticals and supplies increased from 47.1% for the first nine months of 1999 to 49.6% for the comparable period of 2000 and from 48.5% in the third quarter of 1999 to 50.2% in the third quarter of 2000. This increase was primarily due to: (i) a shift in the revenue mix to a higher percentage of revenue from drugs, (ii) increases in acquisition prices of drugs, (iii) a shift to lower margin drugs and (iv) with respect to practices operating under the Net Revenue Model, the Company's disproportionately bearing the impact of increasing operating costs. Management expects that third-party payors, particularly government payors, will continue to negotiate or mandate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items. In response to this decline in margin relating to certain pharmaceutical agents, the Company has adopted several strategies. Most importantly, the Company has formed a number of preferred pharmaceutical relationships and continues to pursue others. In addition, the Company routinely considers and implements measures to control other operating costs to enable it to achieve greater economies of scale. Lastly, the Company seeks opportunities to expand its business in areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. The Company believes that its results of operations and financial condition have benefited from each of these strategies.

  Practice Compensation and Benefits. Practice compensation and benefits, which includes the salaries, wages and benefits of the affiliated physician groups' employees (excluding affiliated physicians) and the Company's employees who are located at the affiliated physician practice sites and business offices, increased from $156.0 million for the first nine months of 1999 to $201.2 million for the first nine months of 2000, an increase of $45.2 million or 28.9%. Practice compensation and benefits increased from $54.5 million in the third quarter of 1999 to $69.7 million in the third quarter of 2000, an increase of $15.2 million, or 27.9%. As a percentage of revenue, practice compensation and benefits increased from 19.7% in the first nine months of 1999 to 20.8% in the first nine months of 2000 and from 19.6% in the third quarter of 1999 to 20.6% in the third quarter of 2000. The increase was primarily attributable to salary increases due to low unemployment rates and additional labor to execute numerous network-wide initiatives.

  Other Practice Costs. Other practice costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct practice costs, increased from $95.8 million for the first nine months of 1999 to $114.2 million for the first nine months of 2000, an increase of $18.4 million or 19.2%. Other practice costs increased from $33.4 million in the third quarter of 1999 to $40.4 million in the third quarter of 2000, an increase of $6.9 million, or 20.7%. This increase in other practice costs is due to increased facilities and activity levels. As a percentage of revenue, other practice costs decreased from 12.1% in the first nine months of 1999 to 11.8% in the first nine months of 2000, and remained constant at 12% in each of the third quarters of 1999 and 2000.

  Contract Separation and Investigation Related Costs. During the third quarter and second quarter of 2000, the Company incurred costs of $206,000 and $1.7 million, respectively, in connection with the qui tam lawsuits described in Part II, Item I, of this report, consisting primarily of auditing and legal fees and related expenses. In addition, the Company incurred $1.5 million of costs in the second quarter of 2000 consisting of intangible asset and receivable write-downs as a result of terminating its affiliation with a sole practitioner and with the physician group named in the qui tam lawsuits.

  General and Administrative. General and administrative expenses increased from $27.9 million in the first nine months of 1999 to $38.9 million of the first nine months of 2000, an increase of $11.0 million or 39.6%. General and administrative expenses increased from $10.1 million in the third quarter of

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

1999 to $13.4 million in the third quarter of 2000, an increase of $3.3 million, or 33.4%. As a percentage of revenue, general and administrative costs increased from 3.5% in the first nine months of 1999 to 4.0% for the first nine months of 2000 and from 3.6% in the third quarter of 1999 to 4.0% in the third quarter of 2000. This increase was primarily attributable to additional resources necessary for corporate operations support, as well as expansion of systems and new business development.

  Merger and Integration Costs. In the third quarter of 1999, the Company recognized merger and integration costs of approximately $27.2 million. Merger and integration costs are comprised of transaction costs of approximately $17.2 million for professional fees, costs of due diligence, severance costs and other out of pocket expenses; restructuring costs of approximately $5.0 million for leasehold and software abandonment; and integration costs of approximately $5.0 million for integration consulting fees, communications and merger related Company meetings.

  Interest. Net interest expense increased from $15.9 million in the first nine months of 1999 to $20.5 million for the first nine months of 2000, an increase of $4.6 million or 28.6%. Net interest expense increased from $6.0 million in the third quarter of 1999 to $7.4 million in the third quarter of 2000, an increase of $1.4 million, or 23.1%. As a percentage of revenue, net interest expense was 2.0% and 2.1% for the first nine months of 1999 and 2000, respectively, and remained constant at 2.2% for the third quarters of each of 1999 and 2000.

  Other Income. Other income of $27.6 million in the first nine months of 2000 represents the recognition of the remaining gain on shares of common stock of ILEX Oncology, Inc. owned by the Company. A previous gain of $14.4 million was recognized during the fourth quarter of 1999 as a result of the Company's reclassification of the ILEX stock as a trading security. The stock was sold by the Company during the first quarter of 2000.

  Income Taxes. For the first nine months of 2000, the Company recognized a tax expense of $31.1 million resulting in an effective tax rate of 38.0%, down from 41.1% for the same prior year period. The decrease in rate is due to certain non-deductible merger related costs in 1999.

  Net Income. Net income increased from $30.3 million in the first nine months of 1999 to $50.7 million in the first nine months of 2000, an increase of $20.4 million or 67.4%. Net income decreased from $15.0 million in the third quarter of 1999 to $11.6 million in the third quarter of 2000, a decrease of $3.4 million. Net income as a percentage of revenue changed from 3.8% for the first nine months of 1999 to 5.2% for the first nine months of 2000 and from 5.4% in the third quarter of 1999 to 3.4% in the third quarter of 2000. Included in net income for the first nine months of 2000 is a $17.1 million after-tax gain resulting from the sale of ILEX stock. Excluding the gain on ILEX stock and contract separation and investigation related costs, net income for the nine months ended September 30, 2000 would have been $26.5 million, which represents earnings per share of $0.26. Included in net income for the three months and nine months ended September 30, 1999 were merger and integration costs of $2.7 million and $27.2 million pre-tax, respectively. Excluding the merger costs, net income for the first nine months of 1999 would have been $49.2 million, which represents earnings per share of $0.48, and for the third quarter of 1999, net income would have been $14.8 million, which represents earnings per share of $0.15. The decrease in net income and earnings per share after excluding these items is attributable to the factors described in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily to finance affiliation transactions with, and to purchase the nonmedical assets of, oncology practices and to develop comprehensive cancer centers. During the first nine months of 2000, the Company paid total consideration of $27.3 million in connection with affiliations with nine physician groups, including cash and transaction costs of $11.8 million. During the comparable period of the prior year, the Company paid total consideration of $78.7 million for affiliations with fifteen physician groups, including cash and transaction costs of $36.2 million.

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. These proceeds were used to reduce outstanding borrowings under the Credit Facility. Also in March 2000, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's
Common Stock in public or private transactions.    This year, through November
9, 2000, the Company has purchased 5,055,500 shares of Common Stock at an average price of $4.73 per share. This year, through November 9, 2000, the Company has issued 1,516,157 shares from treasury stock to affiliated physicians in satisfaction of the Company's obligation to issue Common Stock in connection with medical practice transactions.

To fund its growth and development, the Company has satisfied its transaction and working capital needs through debt and equity financings and borrowings under a $175 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank ("First Union"), as a lender and as an agent for various other lenders, which matures in 2004. In addition, in connection with the Credit Facility the Company has available a $75 million leasing facility used by the Company in connection with developing its integrated cancer centers. In November 1999, the Company sold an aggregate of $100 million of Senior Secured Notes to a group of institutional investors, the proceeds of which were used to repay amounts outstanding under the Credit Facility. The Senior Secured Notes rank equally in right of payment with the Credit Facility. The notes bear interest at 8.42% per annum with a final maturity in 2006 and an average life of five years.

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

During the first nine months of 2000, the Company repaid $64.0 million, net, under the Credit Facility from proceeds of the sale of ILEX stock and improved accounts receivable management. The Company is currently in compliance with the Credit Facility, Leasing Facility and Senior Secured Note covenants, with additional capacity under the Credit Facility of $65.0 million and Leasing Facility of approximately $16.1 million at September 30, 2000. The Company has relied primarily on management fees received from its affiliated physician groups to fund its operations.

Cash provided by operations was $101.3 million in the first nine months of 2000, an increase of $94.1 million from the comparable period in 1999. The increase was due primarily to improved cash flow from accounts receivable management and an improved cash management program. Cash used by investing activities was $4.4 million for the first nine months of 2000, a decrease of $92.4 million from the same period of 1999. Such decrease is due primarily to proceeds from the sale of investment in common stock as well as less investment in property & equipment and physician affiliations in the first nine months of 2000. Cash used by financing activities was $94.3 million for the first nine months of 2000 as compared to cash provided of $78.0 million in the comparable prior year period. Such decrease is due to the use of proceeds from the sale of the equity investment in common stock for the repayment of borrowings under the Credit Facility and purchases of Treasury Stock in the first nine months of 2000.

As of September 30, 2000, the Company had net working capital of $233.8 million and cash and cash equivalents of $14.0 million. The Company also had $225.7 million of current liabilities, including approximately $26.4 million of current indebtedness maturing before September 30, 2001. The Company currently expects that its principal use of funds in the near future will be in connection with future transactions with oncology groups, the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers and PET centers. It is likely that the Company's capital needs in the next several years will exceed the cash generated from operations.

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. Among these risks is the market risk associated with interest rate movements on outstanding debt. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures.

The Company's borrowings under the Credit Facility contain an element of market risk from changes in interest rates. Historically, the Company has managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in 2000. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. The Company was not obligated under any interest rate swap agreements during the nine-month period ended September 30, 2000.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at September 30, 2000. The market values that result from these computations are compared with the market values of these financial instruments at September 30, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

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

The Company has been informed that the Company and certain affiliated physicians are the subject of allegations that their billing practices may violate the Federal False Claims Act. The allegations are the result of two qui tam complaints filed under seal prior to the merger of PRN with a subsidiary of US Oncology. The U.S. Department of Justice is currently investigating the allegations in order to determine if the United States will intervene and pursue the claims on behalf of the plaintiffs. If the United Sates does not intervene, the plaintiffs may continue to pursue the claims individually. Because the complaints are under seal, and because the Department of Justice is in the process of investigating the claims, the Company is unable to fully assess, at this point in time, the nature or magnitude of these allegations. If the plaintiffs and/or the Untied States were to prevail in these claims, the resulting judgement could have a material adverse effect on the Company. In addition, addressing the complaints and government investigation has required and may continue to require the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

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

                               US ONCOLOGY, INC.



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

During the first nine months of 2000, the Company affiliated with nine physician groups consisting of 23 physicians. In conjunction with these transactions the Company agreed to issue 1,594,015 shares of Common Stock and issued $10.0 million of subordinated promissory notes. Each sale was a private placement made in connection with a physician transaction, as described in general in the preceding paragraph. All of the physicians involved in such transactions during the first nine months of 2000 are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

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

(b)    Reports on Form 8-K

  The Company did not file any current reports on Form 8-K during the third quarter of 2000.

                               US ONCOLOGY, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 2000             US ONCOLOGY, INC.



                                 By: /s/ R. DALE ROSS
                                    --------------------------------------------
                                    R. Dale Ross, Chief Executive Officer
                                    (duly authorized signatory)



                                 By: /s/ BRUCE D. BROUSSARD
                                    --------------------------------------------
                                    Bruce D. Broussard, Chief Financial Officer
                                    (principal financial and accounting officer)