Form 10-K405
period 2000-12-31
US ONCOLOGY INC
filed 2001-03-28
CIK 943061

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 2000

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 0-26190

                               US ONCOLOGY, INC.

            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------
                 Delaware                             84-1213501
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

16825 Northchase Drive, Suite 1300, Houston, Texas      77060
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

      Registrant's telephone number, including area code:  (832) 601-8766

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2001 was $ 801,514,881 (based upon the closing sales price of the Common Stock on The Nasdaq Stock Market on March 16, 2001 of $9.00 per share). For purposes of this calculation, shares held by non-affiliates exclude only those shares beneficially owned by executive officers, directors and stockholders beneficially owning 10% or more of the outstanding Common Stock.

     There were 94,208,297 shares of the Registrant's Common Stock outstanding on March 16, 2001. In addition, as of March 16, 2001, the Registrant had agreed to deliver approximately 10,166,393 shares of its Common Stock on certain future dates for no additional consideration.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Registrant's Proxy Statement issued in
           connection with the Registrant's 2001 Annual Meeting of
       Stockholders are incorporated by reference into Part III hereof.

================================================================================

PART I

Item 1.  Business

     US Oncology, Inc. (together with its subsidiaries, "US Oncology" or the "Company") provides comprehensive services, with the mission of expanding access and quality of cancer care in local communities and advancing the delivery of care. The Company offers the following services:

     . Develop, construct and manage free standing cancer centers that provide treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology

     . Expand diagnostic capabilities of practices through installation and management of Positron Emission Tomography (PET) technology

     . Coordinate and manage cancer drug research trials for pharmaceutical and biotechnology companies

     . Purchase and manage the inventory for cancer related drugs for affiliated practices

     . Provide management and capital resources to affiliated practices, including data management, accounting, compliance and other administrative services

     The Company provides these services to oncology practices comprising over 450 sites, with over 7,500 employees and over 850 physicians. The Company is not a provider of medical services. The affiliated practices offer comprehensive and coordinated medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology and blood and marrow stem cell transplantation.

     On June 15, 1999, a wholly owned subsidiary of the Company merged with Physician Reliance Network, Inc. ("PRN"), a cancer management company. As a result of the merger, PRN became a wholly owned subsidiary of US Oncology, and each holder of PRN common stock received 0.94 shares of the Company's common stock for each PRN share held. This transaction, which is referred to as the "AOR/PRN merger", was accounted for under the pooling of interests method of accounting and treated as a tax-free exchange. The Company's financial statements included in this report have been retroactively restated to combine the accounts of US Oncology (formerly known as American Oncology Resources, Inc. ("AOR")) and PRN for all periods presented using their historical bases.

     The Company was incorporated in October 1992 under the laws of the State of Delaware. The Company's principal executive offices are located at 16825 Northchase Drive, Suite 1300, Houston, Texas, and its telephone number is (832) 601-8766.

Affiliation Structure

     The Company's structure enables its practices to retain their autonomy through ownership of and participation in their local professional corporation or other entity, thereby maintaining local authority and control over medical practice decisions. The Company believes that this local governance structure is critical to its success.

     In connection with affiliating with a practice, the Company enters into a service agreement with the practice and purchases the practice's nonmedical assets. In consideration of these arrangements, the Company typically delivers cash and subordinated promissory notes and agrees to deliver shares of its Common Stock at specified future dates (typically on the second through fifth anniversaries of the closing date). In addition, in most of the Company's practices, each affiliated physician enters into an employment or noncompetition agreement with the practice. The Company does not provide medical care to patients or employ any of the clinical staff of its practices who provide medical care. However, under the terms of the service agreements with the practices, the Company is responsible for the compensation and benefits of the practices' non-physician medical personnel, and the financial statements of the Company reflect the costs of such compensation and benefits.

     The service agreements with the practices generally have contractual terms of 40 years. These agreements cannot be terminated by the practices or the Company without cause. As consideration for the Company's services, each agreement provides for payment to the Company of a service fee and reimbursement of all practice costs. Some of the service agreements, known as the "earnings model" agreements, provide that this fee is a percentage of the practice's earnings before income taxes. In others, known as "net revenue model" agreements, the fee consists of a fixed fee, a percentage fee (in most states) of the practice's net revenues and, if certain financial and performance criteria are met, a performance fee. Where the Company's service agreement follows the net revenue model, the practice is entitled to retain a fixed portion of net revenue before the service fee (other than practice operating costs) is paid to the Company. The Company is currently in the process of trying to convert net revenue model agreements to the earnings model.

Company Strategy and Initiatives

     The provision of cancer care is a significant and growing market. The Company expects that as the U.S. population grows and ages, and further progress is made towards earlier diagnosis of and more effective treatment for cancer, the market will continue to grow. The Company believes that the coordinated delivery of comprehensive cancer care in an outpatient setting offers high quality care that is more cost-effective than other approaches and is increasingly preferred by patients, payors and physicians. US Oncology's network of more than 7,500 employees and 850 physicians provides advanced, coordinated cancer treatment at more than 450 sites throughout the country, including 72 integrated cancer centers. The practices in this network care for more than 500,000 cancer patients a year, more than any other non-governmental medical organization in the world. As the world's largest community-based healthcare network devoted exclusively to cancer treatment and research, US Oncology is uniquely poised to meet the needs of the cancer patient community, while at the same time improving its and its affiliated practices' financial and strategic position.

     US Oncology believes that it adds significant value to the financial results and operating activities of its affiliated practices that is not available to oncology practices outside the US Oncology network. By providing
(a) capital investment and management expertise to develop integrated, outpatient cancer treatment centers, (b) the purchasing power of a group purchasing organization for pharmaceuticals and other supplies and (c) comprehensive management of the practices' day-to-day operations and strategic planning, US Oncology is able to deliver tangible economic and operational benefit to the practices while providing the tools to its practices to offer comprehensive and coordinated care to their patients. The size and scope of our network affords demonstrable benefits to our practices and their patients, including the sharing of clinical outcomes data, coordinated public policy initiatives, access to the latest clinical research trials and access to the latest in diagnostic and treatment technology, all close to patients' homes.

     An example of the strength of the US Oncology network is the continuing growth of the pre-distribution operating income of the practices. Pre-distribution operating income is the income of our practices, before income taxes, depreciation and amortization, and before amounts retained by practices. Pre-distribution income increased by 17% during 2000 and by 22% during the fourth quarter of 2000. This success, however, also demonstrates one of the Company's challenges, because during the same period the Company's operating income, excluding one-time charges, did not grow, meaning that the practices, and not the Company, were the beneficiaries of this increase in operating income. Although pre-distribution operating income of the affiliated practices continues to grow, the cost of cancer care, particularly drug costs, has continued to rise, and the lack of earnings growth for the Company is a result of its disproportionately bearing the economic impact of these cost increases in markets under net revenue model agreements. Furthermore, in addition to having a negative impact on the Company's financial performance and not fully aligning Company and practice incentives regarding costs, this anomaly in the net revenue model has prevented the Company from fully investing in, and realizing the growth potential of, markets operating under the net revenue model. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has commenced a network-wide initiative to convert its net revenue model service agreements to the earnings model, and the Company has commenced negotiations to terminate certain agreements that it does not believe will attain satisfactory performance under either model. The Company has, as of March 16, 2001, successfully converted three service agreements under the net revenue model and is encouraged by the prospects of converting other service agreements.

Competition

     The business of providing health care services is highly competitive. The Company's profitability depends on the continued success of its affiliated practices. These practices face competition from several sources, including sole practitioners, single- and multi-specialty practices, hospitals and managed care organizations.

Regulation

     General. The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company and its practices operate will not change significantly and adversely in the future. In general, regulation and scrutiny of health care providers and related companies are increasing.

     There are currently several federal and state initiatives relating to the provision of health care services, the legal structure under which those services are provided, access to health care, disclosure of health care information, costs of health care and the manner in which health care providers are reimbursed for their services. It is not possible to predict whether any such initiatives will be enacted or, if enacted, what their form, effective dates or impact on the Company will be.

     The Company's affiliated practices are intensely regulated at the federal, state and local levels. Although these regulations often do not directly apply to the Company, to the extent a practice is found to have violated any of these regulations and, as a result, suffers a decrease in its revenues or an increase in costs, the Company's results of operations might be materially and adversely affected.

     Licensing and Certificate of Need Requirements. Every state imposes licensing requirements on clinical staff, individual physicians and on facilities operated by healthcare providers. Many states require regulatory approval, including certificates of need, before (1) establishing certain types of health care facilities, (2) offering certain services or (3) expending amounts in excess of statutory thresholds for health care equipment, facilities or programs.

     Privacy Regulations. The Department of Health and Human Services published new privacy regulations on December 28, 2000 under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Currently, the privacy regulations are subject to further comment or revision by the new executive administration. When final, the privacy regulations may impact the operations of the Company with respect to the transfer of data between the Company and the affiliated practices. Already adopted in final form, and also a part of HIPAA, are security and electronic signature standards that regulate how the Company maintains personally identifiable health information in its databases. The Company believes it is taking appropriate measures to comply with these requirements, which will require significant expenditures by the Company.

     Fee-Splitting; Corporate Practice of Medicine. The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. The Company believes its current and planned activities do not constitute fee-splitting or the practice of medicine as contemplated by these laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of the Company's existing relationships with the practices. In addition, statutes in some states in which the Company does not currently operate could require the Company to modify its affiliation structure.

     Medicare/Medicaid Fraud and Abuse Provisions. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease or order of any item or service that is covered by Medicare or a state health program. Pursuant to this law, the federal government has pursued a policy of increased scrutiny of transactions among health care providers in an effort to reduce potential fraud and abuse relating to government health care costs.

     The Medicare and Medicaid anti-kickback amendments (the "Anti-Kickback Amendments") provide criminal penalties for individuals or entities participating in the Medicare or Medicaid programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act provides for civil monetary penalties and exclusion of violators from participation in the Medicare or Medicaid programs.

     A violation of the Anti-Kickback Amendments requires the existence of all of these elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals; (iii) the ability of the parties to make or influence referrals of patients; (iv) the provision of services that are reimbursable under any governmental health programs; and (v) patient coverage under any governmental program. The Company believes that all compensation it receives is for its comprehensive services. The Company also believes that it is not in a position to make or influence referrals of patients or services reimbursed under any governmental health programs to its practices. Consequently, the Company does not believe that the service fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-Kickback Amendments. To the Company's knowledge, there have been no case law decisions regarding service agreements similar to the Company's that would indicate that such agreements violate the Anti-Kickback Amendments. Further, the Company believes that since it is not a provider of medical services, and is not in a position to refer patients to any particular medical practice, the remuneration it receives for providing services does not violate the Anti-Kickback Amendments. Because of the breadth of the Anti-Kickback Amendments and the government's active enforcement thereof, there can be no assurance, however, that future interpretations of such laws will not require modification of the Company's existing relationships with practices.

     Prohibitions of Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 ("OBRA") includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as the "Stark Bill." The Stark Bill originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest in or compensation relationship with the entity. The revisions to the Stark Bill prohibit a referral to an entity in which the physician or a family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services." The Stark Bill and its current and future regulations apply directly to physicians, not to the Company. There can be no assurance, however, that interpretations of such laws will not indirectly affect the Company's existing relationships with affiliated practices.

     Antitrust. The Company and its affiliated practices are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of markets. The Company believes it is in compliance with these laws, but there can be no assurance that a review of the Company or its practices would not result in a determination that could adversely affect the operations of the Company and its affiliated practices.

     Reimbursement Requirements. In order to participate in the Medicare and Medicaid programs, the Company's affiliated practices must comply with stringent reimbursement regulations, including those that require many health care services to be conducted "incident to" a physician's supervision. Satisfaction of all reimbursement requirements is required under the Company's compliance program. The practices' failure to comply with these requirements could negatively affect the Company's results of operations.

     Enforcement Environment. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. Such laws require practices to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for medical services by governmental payors. The Company's compliance program requires adherence to applicable law and promotes reimbursement education and training; however, because the Company performs services for its practices, it is likely that governmental investigations or lawsuits regarding practices' compliance with reimbursement requirements would also encompass the activities of the Company. A determination that billing and coding practices of the affiliated practices are false or fraudulent could have a material adverse effect on the Company.

     The Federal False Claims Act is a frequently employed vehicle for identifying and enforcing billing, reimbursement and other regulatory violations. In addition to the government bringing claims under the Federal False Claims Act, qui tam, or "whistleblower", actions may be brought by private individuals on behalf of the government. A violation under the False Claims Act occurs each time a claim is submitted to the government or each time a false record is used to get a claim approved, when the claim is false or fraudulent and the defendant acted knowingly. Under the False Claims Act, defendants face exclusion from the Medicare/Medicaid programs and monetary damages of $5,500 to $11,000 for each false claim, as well as treble damages.

     Compliance. The Company has a comprehensive compliance program designed to assist the Company, its employees and its practices in complying with applicable law. The Company regularly monitors developments in health care law and modifies its agreements and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure all of its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

Employees

     As of December 31, 2000, the Company directly employed 3,202 people. In addition, as of December 31, 2000, the affiliated practices employed 4,514 people (excluding the affiliated physicians). Under the terms of the service agreements with the affiliated practices, the Company is responsible for the practice compensation and benefits of the practices' non-physician medical personnel. No employee of the Company or of any affiliated practice is a member of a labor union or subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Service Marks

     The Company has registered the service mark "US Oncology" with the United States Patent and Trademark Office.

ITEM 2.  PROPERTIES

     The Company leases its corporate headquarters in Houston, Texas. The Company or the practices own, lease or sublease the facilities where the clinical staffs provide medical services. In connection with the development of integrated cancer centers, the Company has acquired land valued at approximately $19.7 million. The Company anticipates that, as its practices grow, expanded facilities will be required.

     In addition to conventional medical office space, the Company has developed comprehensive cancer centers that are generally free-standing facilities in which a full range of outpatient cancer treatment services is offered in one facility. At December 31, 2000, the Company operated 72 integrated cancer centers and had seven cancer centers under development. Of the 72 cancer centers operated by the Company, 48 are leased by the Company and 24 are owned, ranging in size from 4,700 Sq. Ft. to 112,400 Sq. Ft.

ITEM 3.  LEGAL PROCEEDINGS

     The provision of medical services by the Company's affiliated practices entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by the clinical staff or the compliance with regulatory and other requirements directly applicable to practices. Because the practices purchase and resell pharmaceutical products, they face the risk of product liability claims. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the services agreements with the affiliated practices, the practices and the Company are required to maintain comprehensive liability insurance. Successful malpractice, regulatory or product liability claims asserted against the Company or one of the practices could, however, have a material adverse effect on the Company.

     The Company has previously disclosed that it and a formerly affiliated practice are the subject of allegations that the practice's billing practices may violate the Federal False Claims Act. These allegations are contained in two qui tam complaints, commonly referred to as "whistle-blower" lawsuits, filed under seal prior to the AOR/PRN merger. The U.S. Department of Justice has determined that it will not intervene in one of those qui tam suits. In that suit, the individual who filed the complaint may choose to continue to pursue litigation in the absence of government intervention, but has not yet indicated an intent to do so. The Department continues to investigate the other suit, but has not made a decision regarding intervention. The Company understands that the Department is interested in resolving the suit in the near future, but there can be no assurance that a settlement will be reached.

     The Company has become aware that it and certain of its subsidiaries and affiliated practices are the subject of additional qui tam lawsuits that remain under seal, meaning that they were filed on a confidential basis with a United States federal court and are not publicly available or disclosable. Furthermore, the Company may from time to time in the future become aware of additional qui tam lawsuits. To date, the United States has not intervened in any such suit against the Company. Because the complaints are under seal, and because the Department of Justice and the Company are in the process of investigating the claims, the Company is unable to assess at this time the materiality of these lawsuits. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware. The Company intends to continue to investigate and vigorously defend itself against any and all such claims, and the Company continues to believe that it conducts its operations in compliance with law.

     Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. However, the Department of Justice is legally required to investigate all such claims. The subject matter of many such claims may relate both to alleged actions of the Company and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by the Company, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between the Company and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against the Company, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse effect on the Company. In addition, addressing complaints and government investigations requires the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

     The Company and its affiliated physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. Although the Company believes the allegations are customary for the Company's size and scope of operations, adverse judgments, individually or in the aggregate, could have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The following are or may contain forward-looking statements within the meaning of the U.S. federal securities laws: (i) certain statements, including possible or assumed future results of operations of US Oncology, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) any statements contained herein regarding the prospects for the Company's business or any of its services; (iii) any statements preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends", "estimates", "plans" or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

     US Oncology's business and results of operations are subject to risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and US Oncology stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

     Factors that could cause actual results to differ materially include, but are not limited to, government regulation and enforcement, reimbursement for health care services, particularly including reimbursement for pharmaceuticals, integration of formerly separate operations in connection with the AOR/PRN merger, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, success in conversion of net revenue model service agreements to earnings model agreements and the operations of affiliated practices. Below is a more detailed discussion of certain of these risks and uncertainties.

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

     In general, because the Company's revenues depend upon the revenues of its affiliated practices, any of the risks below that harm the economic performance of the practices will, in turn, harm the Company.

There is a continued risk of declining reimbursement for pharmaceuticals used by oncologists as a result of altered reimbursement methodology

     There is a continued risk of declining reimbursement for pharmaceuticals used by our practices. Currently, Medicare and most Medicaid programs reimburse providers for oncology drugs based on the Average Wholesale Price (AWP) of the drugs. AWP is determined by third-party information services using data furnished by pharmaceutical companies. In May 2000, the U.S. Department of Health and Human Services announced its intention to publish instructions to the Health Care Financing Administration (HCFA), the agency that administers the Medicare program, that would require a new source for AWP for calculating the amount that health care providers would receive from Medicare for certain pharmaceuticals used in cancer treatment. This proposed change would have resulted in substantially lowered reimbursement from federal government programs for chemotherapy agents and other pharmaceutical agents used by oncologists, without any adjustment in reimbursement for services and other costs related to chemotherapy infusion that are currently undercompensated, resulting in oncologists' incurring losses for the administration of many chemotherapy treatments. In September 2000, HCFA stated that reimbursement levels for pharmaceuticals used to treat cancer would not be reduced at that time. At the same time, however, HCFA announced its belief that there is still a need to modify its reimbursement scheme for pharmaceuticals. As a result of congressional action, the General Accounting Office (GAO) and HCFA are engaged in a comprehensive study to develop a more accurate reimbursement methodology for outpatient cancer therapy services. It is not possible to assess the likely outcome of any change in reimbursement for oncology services, particularly reimbursement of pharmaceuticals, whether through HCFA initiatives or through the calculation of AWP from information supplied by pharmaceutical companies. However, it is possible that changes in reimbursement that are ultimately adopted or implemented could have a material adverse effect on our operation and financial condition.

Continued review of pharmaceutical companies and their pricing and marketing practices could result in lowered reimbursement for pharmaceuticals

     Continued review of pharmaceutical companies by government payors could result in lowered reimbursement for pharmaceuticals, which would harm us. As indicated above, the federal government is reconsidering the manner in which health care providers, including oncologists, are reimbursed for the pharmaceutical agents they use to treat patients. In addition, the Company is aware of various investigations and qui tam lawsuits filed against manufacturers of oncology drugs. These investigations relate to the manner in which those companies report data used in determining AWP and to marketing and other practices. As a result of these investigations, a number of pharmaceutical manufacturers have entered into or are discussing settlements with the government that could result in lower reimbursement, which could have an adverse economic impact on us. Furthermore, possibly in response to such scrutiny, some pharmaceutical manufacturers could alter AWP and pricing to reduce the margin between reported AWP and sales price of some oncology drugs. Such a change could have an adverse economic impact on us. Finally, as a group purchasing organization that is a significant purchaser of pharmaceutical agents paid for by government programs, we or our network of affiliated practices could become involved in these investigations, or may become a target of such pharmaceutical-related scrutiny. Any of these factors could have a material adverse effect on us.

Our service fee arrangements with many of our affiliated practices subject us to disproportionate economic risk

     Our service fee arrangements with many of our practices subject us to disproportionate economic risk. Each service agreement provides for payment to the Company of a service fee plus reimbursement of all practice costs. Currently, the economic arrangements in our service agreements with affiliated practices fall into two principal categories. Some of our agreements, known as the "earnings model" agreements, provide that the service fee is a percentage of the practice's earnings before income taxes. In others, known as "net revenue model" agreements, the fee consists of a fixed fee, a percentage fee (in most states) of the practice's net revenues and, if certain financial and performance criteria are met, a performance fee. Where the service agreement follows the net revenue model, the practice is entitled to retain a fixed portion of net revenue before any service fee (other than practice operating costs) is paid to us. Under these net revenue agreements, therefore, we bear disproportionately the economic impact of increasing or declining margins. Our costs of operations have increased, primarily due to an increase of expensive, single-source drugs and compensation and benefits, which has resulted in a disproportionate decline in our operating margin, even as practice profitability continues to grow. Because of this, we are seeking to change our arrangements with practices from the net revenue model to the earnings model. Although we have reached agreement with some of the affiliated practices to convert in the first quarter of 2001 and are encouraged by the prospects of converting other practices, there can be no assurance that we will be successful in implementing such conversions. In the event we are not successful, continuing to provide services under the net revenue model agreements could have a material adverse effect on us. In addition, the conversion process itself is distracting us from executing on many of our other strategic initiatives.

Loss of revenues or a decrease in income of our affiliated practices would adversely affect our results of operations

     Our revenue depends on revenue generated by affiliated practices. Loss of revenue by the practices could seriously harm us. It is possible that our affiliated practices will not be able to maintain successful medical practices. In addition, the service fees payable to us depend upon the profitability of the practices. (Even under those service agreements where the service fee is based on the revenues of the practices, and not on their net income, those agreements contain a priority of payments that provides that we will be paid last.) Any failure by the practices to effectively contain costs will adversely impact our results of operations. Because we do not control the manner in which our practices conduct their medical practice (including drug utilization), our ability to control costs related to the provision of medical care is limited. Because of the long-term nature of our service agreements, we have limited ability to discontinue or alter our service arrangements with practices, even where continuing to manage such practices under existing arrangements is economically detrimental to us.

The current regulatory environment in the health care industry continues to negatively impact us

     The current regulatory environment in the health care industry continues to negatively impact us. Because of the complexity and uncertainty of the regulations that govern companies and individuals in the health care sector, we expend significant resources in our comprehensive compliance program. In addition, the government has significant power to investigate all business activities of health care companies, including lawful ones, and exerts considerable leverage in such investigations as a result of the significant penalties that may apply in the event of any violations of health care law.

Furthermore, government programs are generally administered by multiple agencies and entities that may themselves have differing interpretations of health care regulations, and enforcement authorities have taken the position that complying with specific instructions of such entities may not, by itself, be determinative of the lawfulness of a transaction. Because of these factors and the high cost of defending or addressing any investigation or allegation regarding health care law violations, we must from time to time forego business opportunities that we believe are lawful, if there is any possibility that such activities could be perceived or later interpreted as inappropriate or unlawful or could invite additional, costly government investigation.

We face the risk of qui tam litigation relating to regulations governing billing for medical services

     We are currently aware of various qui tam lawsuits in which we and/or our subsidiaries and affiliated practices are named as defendants. Because qui tam lawsuits are filed under seal, we could be named in other such suits of which we are not aware. In addition, as the federal government intensifies its focus on billing, reimbursement and other health care regulatory areas, private individuals are also bringing more qui tam lawsuits, because of the potential of financial rewards for such individuals. For the past several years, the number of qui tam suits filed against health care companies and the aggregate amount of recoveries under such suits have increased significantly. This trend increases the risk that we may become subject to additional qui tam lawsuits.

     Although we believe that our operations comply with law, and intend to vigorously defend the Company against allegations of wrongdoing, the costs of addressing such suits, as well as the amount of any recovery in the event of a finding of wrongdoing on our part, could be significant. The existence of qui tam litigation involving us may also strain our relationships with our affiliated physicians, particularly those physicians or practices named in such suits. Furthermore, the existence of qui tam lawsuits involving us and the uncertainty such suits create adversely affect our ability to raise capital and may have an adverse effect on our stock price.

We and our practices may become subject to other harmful lawsuits

     Successful malpractice or products liability claims asserted against the practices or us could seriously harm us. We and our practices face the risk of malpractice and other lawsuits related to the provision of health care services by the practices to the public. In addition, managed care providers and other health care companies are increasingly subject to liability claims arising from physician compensation arrangements and other activities designed to control costs by reducing services. A successful claim on this basis against us or a practice could harm us. Lawsuits, if successful, could result in damage awards in excess of the limits of our insurance coverage. Insurance against losses related to claims of this type is expensive and the cost varies widely from state to state. In addition, our practices prescribe and dispense pharmaceuticals and, therefore, could be subject to product liability claims. We and our practices maintain liability insurance in amounts and coverages we consider appropriate.

If our practices terminate their service agreements, we could be seriously harmed

     Our practices may attempt to terminate their agreements with us. If any of our larger practices were to succeed in such a termination, we could be seriously harmed. We are also aware that some practices affiliated with other health care companies have attempted to end or restructure their affiliations even though they do not have a contractual right to do so, by arguing that their affiliations violate some aspect of health care law. For example, some physicians have claimed that the fee arrangements violate federal or state prohibitions on splitting fees with physicians. If some of our affiliated physicians or practices were able to successfully make such arguments and terminate their affiliation with us, there could be a materially adverse effect on us.

If a significant number of physicians leave our practices, we could be seriously harmed

     Our practices usually enter into employment or noncompetition agreements with their physicians that provide some assurance to both the practice and to us with respect to continuing revenues. We and our practices try to maintain such contracts. However, if a significant number of physicians terminate their relationships with our practices, we could be seriously harmed.

Our practices may be unable to enforce noncompetition provisions with departed physicians

     Most of the employment agreements between the practices and their physicians include a clause that prevents the physician from competing with the practice for a period after termination of employment. We cannot predict whether a court will enforce the noncompetition covenants of the practices. If practices are unable to enforce the noncompetition provisions of their employment agreements, we could be seriously harmed.

We may be unable to satisfy our additional financing needs

     We may be unable to satisfy our additional financing needs. Our expansion, cancer center development and management plans require substantial capital resources. Operations of the practices require recurring capital expenditures for renovation, expansion and the purchase of costly medical equipment and technology. It is likely that our capital needs in the next several years will exceed the capital generated from our operations. Thus, we may wish to incur additional debt or issue additional debt or equity securities from time to time, including in connection with practice affiliations. Capital available for health care companies, whether raised through the issuance of debt or equity securities, has recently been quite limited and may continue to be difficult to be so. As a result, we may be unable to obtain sufficient financing on terms satisfactory to us or at all.

Loss of revenue by our practices caused by the cost containment efforts of third-party payors, including the government, could seriously harm us

     Loss of revenue by our affiliated practices caused by the cost containment efforts of third-party payors could seriously harm us. Practices typically bill various third-party payors, such as governmental programs like Medicare and Medicaid, private insurance plans and managed care plans, for the health care services provided to their patients. These third-party payors negotiate the prices charged for medical services and supplies in order to lower the cost of health care services and products paid for by them, thus increasing their own profits. Third-party payors also try to influence legislation to lower costs. Third-party payors can also deny reimbursement for medical services and supplies by stating that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Our practices also derive a significant portion of their revenues from governmental programs. Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. Such reimbursement may be set at levels that are not profitable to us.

We may not be able to successfully affiliate with new practices or expand and integrate the operations of practices

     We have grown by continuing to affiliate with new practices and expand the operations of existing practices. We intend to continue to pursue this growth strategy. However, identifying appropriate practices and negotiating affiliations with them can be costly. We may not be able to affiliate with additional practices on desirable terms. We may also encounter difficulties integrating and expanding the operations of practices. Our failure to successfully integrate newly affiliated practices could harm us.

Our development of new cancer centers could be delayed or result in serious liabilities, and the centers may not be profitable

     Another of our growth strategies is to develop integrated cancer centers (including implementing PET). The development of integrated cancer centers is subject to a number of risks, including obtaining regulatory approval, delays that often accompany construction of facilities and environmental liabilities that arise from operating cancer centers. Any failure or delay in successfully building and operating integrated cancer centers or in avoiding liabilities from operations could seriously harm us. In addition, in order for cancer centers to be operated profitably, our practices must consolidate their operations within the facilities. If our practices elect not to close other offices to consolidate operations within a cancer center, our real estate and occupancy costs would increase, which would harm our operations.

Our business, and the business of our practices, could be harmed by competition with other businesses

     Our business, and the business of our practices, could be harmed by competition with other businesses. The business of providing health care related services and facilities is highly competitive. Our revenues depend on the continued success of our practices. The practices face competition from several sources, including sole practitioners, single- and multi-specialty practices, hospitals and managed care organizations.

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

Our stock price may fluctuate significantly, which may make it difficult to resell your shares when you want to at prices you find attractive

     The market price of US Oncology common stock has been highly volatile. This volatility may adversely affect the price of our common stock in the future. You may not be able to resell your shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. We anticipate that this volatility, which frequently affects the stock of health care service companies, will continue. Factors that could cause such volatility include:

     .    Our quarterly operating results,

     . Deviations in results of operations from estimates of securities analysts (which estimates we neither endorse nor accept the responsibility for),

     . General economic conditions or economic conditions specific to the health care services industry,

     .    Regulatory or reimbursement changes and

     . Other developments affecting us, our competitors, vendors such as pharmaceutical companies or others in the health care industry.

     On occasion the equity markets have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies' securities even though the fluctuations are often unrelated to the companies' operating performance.

We have not paid dividends and do not expect to in the future, which means that the value of our shares cannot be realized except through sale

     We have never declared or paid cash dividends. We currently expect to retain earnings for our business and do not anticipate paying dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying dividends, it is likely that the only opportunity to realize the value of our common stock will be through a sale of those shares. The decision whether to pay dividends on common stock will be made by the board of directors from time to time in the exercise of its business judgment. We are currently precluded from paying dividends by the terms of our credit facilities.

Our shareholder rights plan and anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by third parties

     Our shareholder rights plan and anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by a third party. We have a staggered board of directors, with three classes each serving a staggered three-year term. This classification has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the members of the board of directors. Our certificate of incorporation also provides that stockholders may act only at a duly called meeting and that stockholders' meetings may not be called by stockholders. Furthermore, our certificate of incorporation permits the board of directors, without stockholder approval, to issue additional shares of common stock or to establish one or more classes or series of preferred stock with characteristics determined by the board. We have also adopted a shareholder rights plan, which would significantly inhibit the ability of another entity to acquire control of the Company through a tender offer or otherwise without the approval of our board of directors. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. These provisions are intended to increase the likelihood of continuity and stability in our board of directors and in the policies formulated by it and to discourage certain types of transactions that may involve an actual or threatened change of control of the Company, reduce our vulnerability to an unsolicited acquisition proposal and discourage certain tactics that may be used in proxy fights. However, these provisions could have the effect of discouraging others from making tender offers for our shares, and, as a consequence, they inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. In addition, these provisions could limit the price that certain investors might be willing to pay in the future for shares of common stock. Such provisions also may have the effect of preventing changes in our management.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "USON". The high and low closing sale prices of the Common Stock, as reported by The Nasdaq Stock Market, were as follows for the quarterly periods indicated.


Year Ended December 31, 1999                     High                Low
                                                ------              -----

Fiscal Quarter Ended March 31, 1999             $15.06              $7.56
Fiscal Quarter Ended June 30, 1999              $12.63              $6.56
Fiscal Quarter Ended September 30, 1999         $12.75              $9.06
Fiscal Quarter Ended December 31, 1999          $ 9.44              $3.94

Year Ended December 31, 2000

Fiscal Quarter Ended March 31, 2000             $ 6.81              $3.81
Fiscal Quarter Ended June 30, 2000              $ 5.47              $3.25
Fiscal Quarter Ended September 30, 2000         $ 5.59              $3.88
Fiscal Quarter Ended December 31, 2000          $ 7.00              $4.14


     As of March 16, 2001, there were approximately 16,650 holders of the Common Stock. The Company has not declared or paid any cash dividends on its Common Stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Company's board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of the Company's board of directors to retain earnings to finance the operations and expansion of the Company's business. The Company's credit facilities currently prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

     In connection with each affiliation transaction between the Company and a practice, the Company purchases the nonmedical assets of, and enters into a long-term service agreement with, that practice. In consideration for that arrangement, the Company typically pays cash, issues subordinated promissory notes (in general, payable on each of the second through seventh anniversaries of the closing date at an annual interest rate of seven percent) and unconditionally agrees to deliver shares of Common Stock at specified future dates (in general, on each of the second through fifth anniversaries of the closing date).

     The following table describes private placements by the Company in connection with affiliation transactions of its securities during 2000. Each sale was a private placement made in connection with a transaction, described in general in the preceding paragraph, to affiliated physicians, the overwhelming majority of whom are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.


Month                                              Number of Shares of          Aggregate Principal
Date of Transaction     Number of Physicians         Common Stock/1/               Amount of Notes
-------------------     --------------------       -------------------          --------------------
                                                                                   (in dollars)
    1/00                       3                        170,721                         855,000
    1/00                       3                        331,165                       1,273,500
    4/00                       1                         55,285                         554,600
    4/00                       1                         10,816                         201,200
    4/00                       5                        401,784                       3,380,000
    5/00                       2                        362,370                         900,000
    5/00                       1                        104,536                         720,000
    5/00                       2                        129,510                         624,000
    6/00                       1                         29,396                         327,000
    7/00                       1                              -                         167,500
    10/00                      1                         18,990                         188,000
    11/00                      1                              -                         220,000
    12/00                      1                         79,635                       1,742,760
    12/00                      2                         27,270                         300,800

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

                                                                             YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------------
                                                            2000            1999          1998         1997        1996
                                                        ----------      ----------      --------     --------    --------
                                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................      $1,324,154      $1,092,941      $836,596     $625,413    $432,749
Operating expenses:
  Pharmaceuticals and supplies....................         651,214         521,087       357,766      250,425     155,743
  Field compensation and benefits.................         277,962         215,402       172,298      143,210     104,174
  Other field costs...............................         161,510         134,635       107,671       87,232      57,414
  General and administrative......................          54,723          39,490        38,325       31,809      22,508
  Bad debt expense................................          10,198                                     37,841
  Impairment, restructuring and other costs.......         201,846          29,014
  Depreciation and amortization...................          75,148          65,072        48,463       35,194      25,237
                                                          ________         _______       _______     ________     _______
Income (loss) from operations.....................        (108,447)         88,241       112,073       39,702      67,673
Interest income (expense), net....................         (26,809)        (22,288)      (15,908)     (12,474)     (5,184)
Gain on investment in common stock
  (unrealized in 1999)............................          27,566          14,431
                                                        ----------      ----------      --------     --------    --------
Income (loss) before income taxes.................        (107,690)         80,384        96,165       27,228      62,489
Income tax provision (benefit)....................         (35,047)         32,229        36,184       11,593      24,343
                                                        ----------      ----------      --------     --------    --------
Net income (loss).................................      $  (72,643)     $   48,155      $ 59,981     $ 15,635    $ 38,146
                                                        ==========      ==========      ========     ========    ========

Net income (loss) per share - basic...............          $(0.72)           $.48          $.61         $.17        $.43
Shares used in per share computation - basic......         100,589         100,183        97,647       93,168      88,072

Net income (loss) per share - diluted.............          $(0.72)           $.47          $.60         $.16        $.41
Shares used in per share computations - diluted...         100,589         101,635        99,995       97,198      92,136

                                                                         YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           2000         1999         1998       1997       1996
                                                        ----------   ----------   ----------   --------   --------
                                                                               (in thousands)
 BALANCE SHEET DATA:
     Working capital..............................      $  189,012   $  280,793   $  178,262   $121,221   $121,741
     Service agreements, net......................         398,397      537,130      467,214    431,068    326,417
     Total assets.................................       1,191,062    1,298,477    1,033,528    883,430    694,741
     Long-term debt, excluding current maturities.         300,213      360,191      234,474    189,377     96,368
     Stockholders' equity.........................         620,322      707,164      629,798    554,298    516,630

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     US Oncology, Inc. (together with its subsidiaries, "US Oncology" or the "Company") provides comprehensive services, with the mission of expanding access and quality of cancer care in local communities and advancing the delivery of care. The Company offers the following services:

     . Develop, construct and manage free standing cancer centers that provide treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology

     . Expand diagnostic capabilities of practices through installation and management of Positron Emission Tomography (PET) technology

     . Coordinate and manage cancer drug research trials for pharmaceutical and biotechnology companies

     . Purchase and manage the inventory for cancer related drugs for affiliated practices

     . Provide management and capital resources to affiliated practices, including data management, accounting, compliance and other administrative services

     The Company provides these services to oncology practices comprising over 450 sites, with over 7,500 employees and over 850 physicians. The Company is not a provider of medical services. The affiliated practices offer comprehensive and coordinated medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology and blood and marrow stem cell transplantation. The Company believes that its strategy of providing comprehensive development, financial and management services to its affiliated practices enables them to provide the highest quality, most cost-effective care in local communities, resulting in economic and operational benefits to the practices.

     The Company's revenue consists primarily of service fees paid by practices. The Company and its practices have entered into long-term agreements under which the Company provides its comprehensive services to practices, and the practices pay a fee and reimburse the Company for all practice costs. Under some agreements, the fees are based on practice earnings before income taxes (earnings model). In others, the fee consists of a fixed fee, a percentage fee (in most states) of the practice's net revenues and, if certain performance criteria are met, a performance fee (net revenue model). Where the Company's service agreement follows the net revenue model, the practice is entitled to retain a fixed portion of net revenue before any service fee (other than practice operating costs) is paid to the Company.

     In the fourth quarter of 2000, the Company implemented a strategy to focus on developing and managing integrated cancer centers and PET centers, and leveraging its existing clinical research platform. To obtain the benefits from these opportunities, the Company developed the following objectives:

     .    Convert practices from net revenue model to earnings model

     . Sever relationships with affiliated practices and businesses not consistent with the Company's strategy

     .    Eliminate non-core corporate expenses and capital projects

     The Company believes that the earnings model properly aligns practice priorities with proper cost control, with the Company and the practice sharing proportionately in practice profitability. The Company is currently in the process of trying to reach agreement with those practices whose fees are calculated on the net revenue model to convert to the earnings model. As of March 16, 2001, three practices accounting for 7.4% of the Company's revenue in 2000 had converted from the net revenue model to the earnings model.

RESULTS OF OPERATIONS

     The Company is affiliated with the following number of physicians by specialty:

                                                            DECEMBER 31,
                                                     ------------------------
                                                     2000       1999     1998
                                                     ----       ----     ----
   Medical oncology...............................    657        625      557
   Radiation oncology.............................    122         97       87
   Other..........................................     90         84       75
                                                     ----       ----     ----
                                                      869        806      719
                                                     ====       ====     ====

   States                                              26         26       25


     The following table sets forth the sources of the growth in the number of physicians affiliated with the Company:

                                                                  Year Ended December 31,
                                                     -------------------------------------------------
                                                            2000             1999            1998
                                                            ----             ----            ----
Affiliated physicians, beginning of period........           806              719             630
Physician practice affiliations...................            30               41              40
Recruited physicians..............................            72               61              70
Retiring/other....................................           (39)             (15)            (21)
                                                            ----             ----            ----
Affiliated physicians, end of period..............           869              806             719
                                                            ====             ====            ====

     The following table sets forth the number of cancer centers and positron emission tomography (PET) machines managed by the Company and the number of the network's clinical research accruals:

                                                                      December 31,
                                                     ----------------------------------------------
                                                            2000            1999           1998
                                                           -----           -----          -----
Cancer centers....................................            72              60             45
PETs..............................................             4               1              1
Research accruals.................................         3,436           3,062          3,083

     The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations and Comprehensive Income. This information should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                                                                           YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------
                                                                     2000          1999           1998
                                                                    -----         -----          -----
Revenue                                                             100.0%        100.0%         100.0%
Operating expenses:
 Pharmaceuticals and supplies..............................          49.2          47.7           42.8
 Field compensation and benefits...........................          21.0          19.7           20.6
 Other field costs.........................................          12.2          12.3           12.9
 General and administrative................................           4.1           3.6            4.5
 Bad debt expense..........................................           0.8            --             --
 Impairment, restructuring and other costs.................          15.2           2.7             --
 Depreciation and amortization.............................           5.7           6.0            5.8
Net interest expense.......................................           2.0           2.0            1.9
Other income...............................................          (2.1)         (1.3)            --
                                                                    -----         -----          -----
Income (loss) before income taxes..........................          (8.1)          7.3           11.5
Income taxes provision (benefit)...........................          (2.6)          2.9            4.3
                                                                    -----         -----          -----
Net income (loss)..........................................          (5.5)%         4.4%           7.2%
                                                                     =====        =====          =====

2000 COMPARED TO 1999

     The Company's revenue increased to $1.324 billion, an increase of 21.2%, while the operating margin declined from 16.7% to 13.5%, excluding non-recurring charges. Revenue growth is attributed to an increase in the practices' net revenue, partially offset by amounts retained by the practices. The factors that contributed to the decrease in operating margins were (i) the continued increase in utilization of more expensive single source drugs, (ii) increase in personnel costs and (iii) practices under the net revenue model not bearing their proportionate share of increased operating costs.

     During the year 2000, the Company recorded the following one-time charges:

     . $170.1 million related to the impairment of certain service agreements and other assets, which is primarily the impairment of service agreements for which management determined that the carrying value was in excess of future cash flow (on an undiscounted basis) for such service agreements;

     . $16.1 million of restructuring charges, including those related to site closures and consolidation of services;

     . $10.2 million of additional bad debt expense relating to receivable collectibility estimates as a result of problems stemming from system integrations;

     . $9.8 million related primarily to write-offs of amounts due from physicians and additional bank and noteholder financing fees;

     . $3.4 million in connection with qui tam lawsuits, primarily legal, audit and related expenses, and in asset write-downs relating to affiliation terminations; and

     . $2.5 million related to the cashless exercise of 1.6 million stock options by the Company's Chairman and Chief Executive Officer, due to the termination of the stock option plan under which these options were granted.

Of these charges, $208.7 million were taken in the fourth quarter. All are discussed in more detail below.

     Revenue. Revenue increased from $1.093 billion for 1999 to $1.324 billion for 2000, an increase of $231.2 million, or 21.1%. The increase in revenue is attributable to the growth in practices' net patient revenue offset by amounts retained by the practices. The following presents the manner in which the Company's revenue is determined (in thousands):


                                                  Year Ended December 31,
                                                  ------------------------
                                                      2000         1999
                                                  ----------    ----------
Net patient revenue.........................      $1,718,620    $1,407,494
Amounts retained by practices...............         394,466       314,553
                                                  ----------    ----------
Revenue.....................................      $1,324,154    $1,092,941
                                                  ==========    ==========

     Net patient revenue for services to patients by the practices is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net patient revenue of the practices is reduced by amounts retained by the practices under the Company's service agreements to arrive at the Company's revenue.

     Net patient revenue growth was attributable to increases in: (i) medical oncology services, (ii) anticancer pharmaceuticals and (iii) radiation and diagnostic revenue. The increase in medical oncology services was attributable to an increase in medical oncology visits of existing practices, combined with a net growth in network size of 63 physicians during 2000. The increase in anticancer pharmaceuticals revenue was attributable to the growth in medical oncology services, coupled with a continued increase in utilization of more expensive, lower margin drugs, principally single-source drugs. The increase in radiation and diagnostic revenue was attributable to the opening of twelve additional cancer centers during 2000 and growth in revenue of 60 cancer centers opened prior to 2000.

     Amounts retained by practices increased from $314.6 million for 1999 to $394.5 million for 2000, an increase of $79.9 million, or 25.4%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue, combined with the increase in profitability of practices.

     The following is the Company's revenue attributed to the two principal service fee models--the earnings model and the net revenue model (in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------
                                                                   2000                                1999
                                                                ----------                           ----------
                                                        REVENUE               %               REVENUE             %
                                                  -------------------   -------------    -----------------   ------------
Net revenue model..............................            $  745,843            56.3%          $  602,610           55.1%
Earnings model.................................               551,532            41.7%             459,975           42.1%
Other..........................................                26,779             2.0%              30,056            2.8%
                                                           ----------            ----           ----------           ----
                                                           $1,324,154             100%          $1,092,941            100%
                                                           ==========            ====           ==========           ====

     56.3% of revenue for 2000 was derived from net revenue model service agreements, and 41.7% was derived from earnings model service agreements, as compared to 55.1% and 42.1%, respectively, in 1999. Amounts retained by practices increased from 22.3% of net patient revenue for 1999 to 23.0% for 2000, mainly attributable to practices' compensation under the net revenue model not being proportionately impacted by increasing operating costs. Due to this trend, the Company announced in November 2000 its initiative to convert all net revenue model agreements to earnings model agreements. The Company believes the earnings model properly aligns practice priorities with proper cost control, with the Company and the practice sharing proportionately in revenue, operating costs and profitability. As of March 16, 2001, three practices accounting for 7.4% of the Company's revenue in 2000 had converted from the net revenue model to the earnings model. The Company is encouraged by the prospects of converting other practices.

     Medicare and Medicaid are the practices' largest payors. During 2000, approximately 37% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 35% was so derived in 1999 and 1998. This percentage varies among practices. No other single payor accounted for more than 10% of the Company's revenues in 2000, 1999 or 1998.

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $521.1 million in 1999 to $651.2 million in 2000, an increase of $130.1 million, or 25.0%. As a percentage of revenue, pharmaceuticals and supplies increased from 47.7% in 1999 to 49.2% in 2000. This increase was primarily due to: (i) a shift in the revenue mix to a higher percentage of revenue from drugs, (ii) increases in acquisition prices of drugs, (iii) a shift to lower margin drugs and (iv) with respect to practices operating under the net revenue model, the Company's disproportionately bearing the impact of increasing operating costs. Management expects that third-party payors, particularly government payors, will continue to negotiate or mandate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items. In response to this decline in margin relating to certain pharmaceutical agents, the Company has adopted several strategies. Most importantly, the successful conversion of net revenue model practices to the earnings model will help reduce the impact of the increasing cost of pharmaceuticals and supplies. In addition, the Company has numerous efforts underway to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control. The Company also continues to expand its business into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology.

     Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of the operating units' employees, increased from $215.4 million in 1999 to $278.0 million in 2000, an increase of $62.6 million or 29.1%. As a percentage of revenue, field compensation and benefits increased from 19.7% in 1999 to 21.0% in 2000. The increase is attributed to increasing complexity of the Company's business operations and increases in employee compensation rates to be more competitive with market rates.

     Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $134.6 million in 1999 to $161.5 million in 2000, an increase of $26.9 million or 20.0%. This increase in other field costs is due to increased facilities and activity levels. As a percentage of revenue, other field costs decreased from 12.3% in 1999 to 12.2% in 2000 due to economies of scale.

     General and Administrative. General and administrative expenses increased from $39.5 million in 1999 to $54.7 million in 2000, an increase of $15.2 million, or 38.6%. As a percentage of revenue, general and administrative costs increased from 3.6% in 1999 to 4.1% for 2000. This increase was primarily attributable to additional resources necessary to integrate operations from the AOR/PRN merger, to expand information systems and to develop and analyze new business opportunities. The Company restructured general and administrative departments in March 2001, including eliminating approximately 45 positions, closing offices and abandoning information system initiatives. The Company believes the restructuring will reduce general and administrative costs, as a percentage of revenue, prospectively.

     Bad Debt Expense. In late 1999, the Company installed a patient billing system in thirteen practices with approximately $336 million in annual net patient revenues. During 2000, the Company experienced limitations in this system that caused significant delays and errors in patient billing and collection processes. Although the vendor assisted in correcting some deficiencies in the billing system, collecting some patient accounts became infeasible. In the fourth quarter of 2000, the Company determined that the system problems required a $10.2 million charge for bad debt expense. Because of the numerous distractions borne by the practices in the system conversion, the Company elected not to include this amount in the computation of practice results. The Company is discussing with the system vendor a settlement for damages incurred as a result of the system implementation.

     Impairment, Restructuring and Other Costs. During the second, third and fourth quarters of 2000, the Company recognized impairment, restructuring and other costs of approximately $201.8 million, and during 1999, the Company recognized merger and integration costs of $29.0 million. The charges are summarized in the following table and discussed in more detail below (in thousands):


                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
                                            2000               1999
                                          --------           -------
Impairment charges                        $170,130              -
2000 restructuring charges                  16,122              -
Other charges                               15,594           $29,014
                                          --------           -------
 Total                                    $201,846           $29,014
                                          ========           =======


                               Impairment Charges
                               ------------------

     In the fourth quarter of 2000, the Company recorded a pre-tax, non-cash charge of $170.130 million related to the impairment of certain service agreements and other assets, as follows (in thousands):

     Impairment of service agreements                $138,128
     Impairment of other assets and estimated
       loss related to termination of
       service agreements                              32,002
                                                     --------
               Total                                 $170,130
                                                     ========

     FAS 121 requires that companies periodically assess their long lived assets for potential impairment. In accordance with this requirement, from time to time the Company evaluates its intangible assets for impairment. For each of the Company's service agreements, this analysis involves comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset on the Company's balance sheet.

     In 1999, the Company noted a significant increase in operating costs, most notably the cost of pharmaceuticals, which increased by 5% as a percentage of revenue from 1998 to 1999. The Company believed that some of this increase was attributable either to inefficiencies arising directly from the merger and the integration of the formerly separate companies or from delays in implementation of cost containment strategies during the first half of 1999, pending consummation of the merger. In addition, the Company continued to believe that it had developed effective strategies to diversify revenues away from medical oncology and to curtail the increase in drug prices and otherwise contain costs. As the remaining lives of its service agreements were substantially longer than their estimated recovery periods, and because the Company believed that it would be able to reverse or slow many of the negative cost trends, the Company did not believe any impairment provisions were necessary at that time.

     During 2000, the Company continued to experience adverse trends in operating margins. Although the Company's strategies to lower pharmaceutical costs slowed the rate of increase, pharmaceutical costs continued to rise, reducing operating margins during 2000. Single source drug use continued to grow, and treatment protocols involving a greater number of different expensive drugs for each patient were also becoming more common. Based upon the significant increase in the number of oncological pharmaceuticals (which would upon approval be new single source drugs) in development, the Company believed the trend towards increased use of lower margin pharmaceuticals would continue. The Company also experienced increased pressure on reimbursement from payors, including significant initiatives with respect to government programs, to reduce oncology reimbursements, particularly for pharmaceuticals. Moreover, the Company became increasingly aware of growing complexity in the administrative aspects of the practices and rising personnel costs in the health care sector, neither of which were being effectively slowed or stopped by anticipated economies of scale and other efficiencies arising from the merger. Even though the practices' profitability continued to increase significantly during this period, because practices that operate under the net revenue model do not share in increasing operating costs, the Company shared disproportionately in the decline in operating margins. Based upon these trends the Company's management determined during the latter part of 2000 that the cost of operating in the oncology sector was continuing to increase and that this trend was likely to continue, regardless of Company action, in the next several years. For this reason, the Company determined that rising costs, and the Company's disproportionately sharing in these costs under the net revenue model, would be an integral part of its forecast of future cash flows in an impairment analysis with respect to its service agreements.

     In its impairment analysis for the fourth quarter of 2000, the Company incorporated additional assumptions regarding rising cost trends. With respect to service agreements under the net revenue model, the Company has greater exposure in an environment of rising costs because practices retain a portion of revenues before any fees are paid. Therefore, the Company's impairment review focused primarily on net revenue model service agreements. Using current assumptions, many of the Company's net revenue model service agreements would contribute decreasing cash flows in the immediate future and then begin contributing negative cash flows. Although management commenced during the fourth quarter of 2000 an initiative to convert net revenue model agreements to earnings model agreements, there can be no assurance as to the number of conversions that will be achieved. Substantial differences between the estimates used in the impairment analysis and actual trends occurring in the future could result in future additional impairment charges, or in certain practices experiencing better than expected future cash flows, than those currently forecast. The charge for impairment of service agreements related to thirteen practices with total net book value of $145 million as of December 31, 2000 prior to the impairment charge.

     In addition, the Company is negotiating with seven practices to terminate their service agreements, and it has recognized a charge of approximately $32.0 million for the difference between the carrying value of the assets related to those practices and the consideration expected to be received from the practices upon termination. Service fees from these practices are less than 6% of the Company's service fee revenues for 2000.

                             Restructuring Charges
                             ---------------------

     In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, with a view to repositioning the Company to effectively execute its strategic and operational initiatives. This analysis focused on non-core assets and activities of the Company to determine whether they were still consistent with the Company's strategic direction. As a result of this analysis, during the fourth quarter, the Company recorded the following charges (in thousands):

                                     Restructuring                                   Asset                Accrual
                                    Expense in 2000          Expenditures          Write-downs       at December 31, 2000
                                    ---------------          ------------          -----------       --------------------
Abandonment of IT systems                $ 6,557                    --             $ 6,557
Impairment of home health
    business                               6,463                    --               6,463
Severance of employment                      466                  $ 36                  --                  $  430
    agreement
Site closures                              2,636                   562                 655                   1,419
                                         -------                  ----             -------                  ------
Total                                    $16,122                  $598             $13,675                  $1,849
                                         =======                  ====             =======                  ======

     As indicated above, during the fourth quarter of 2000, the Company decided to abandon its efforts to pursue some of its information systems initiatives, including the clinical information systems and e-commerce initiatives, and recognized a charge of $6.557 million. In one market where the Company has agreed to manage the oncology operations of a hospital system, the Company decided to abandon and sell a home health business that is no longer consistent with the Company's strategy in that market. As a result, the Company recorded a charge of $6.463 million during the fourth quarter of 2000. As part of the restructuring, the Company terminated the duties of an executive, with contractual severance payments totaling approximately $430,000 over the next two years. The Company also determined that it will close several sites, abandoning leased and owned facilities, and recognized a charge of $2.636 million for remaining lease obligations and the difference in the net book value of the owned real estate and its expected fair value.

     In the first quarter of 2001, the Company announced plans to further reduce overhead costs through consolidating certain departments, closing certain administrative offices and closing additional facilities. The Company anticipates recording a pre-tax charge of approximately $4 million to $6 million in the first quarter of 2001 related to severance payments for reduction in workforce, stay bonuses and closure of facilities.

                                 Other Charges
                                 -------------

     During 1999 and 2000, the Company recorded other charges as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                                2000                 1999
                                                              -------              -------
Merger, restructuring and integration costs                         -              $29,014
Cashless stock option exercise costs                          $ 2,462                    -
Investigation and contract separation costs                     3,372                    -
Practice receivable write-off                                   5,110                    -
Credit Facility and note amendment fees                         2,375                    -
Management recruiting and relocation costs                      1,275                    -
Vacation pay accrual-change in policy                           1,000                    -
                                                              -------              -------
 Total                                                        $15,594              $29,014
                                                              =======              =======

     In the fourth quarter of 2000, the Company recognized a pre-tax $2.462 million non-cash charge related to the cashless exercise of 1.6 million stock options by the Company's Chairman and Chief Executive Officer (the "optionee"), due to the termination of the stock option plan under which the options were granted, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 44. To consummate the exercise, the optionee surrendered approximately 1.3 million shares having an average strike price of $3.44 to satisfy exercise price and tax liability with respect to all options. As a result of this transaction, the optionee received approximately 300,000 shares of Common Stock. The Company also expects to realize an offsetting $1 million reduction in its federal income tax obligations as a result of this transaction.

     During the third quarter and second quarter of 2000, the Company incurred costs of $206,000 and $1.7 million, respectively, in connection with the qui tam lawsuits described in Part I, Item 3, of this report, consisting primarily of auditing and legal fees and related expenses. In addition, the Company incurred $1.5 million of costs in the second quarter of 2000 consisting of intangible asset and receivable write-downs as a result of terminating its affiliation with a sole practitioner and with the practice named in the qui tam lawsuits .

     The Company also recognized the following charges in 2000: (i) $5.11 million of receivables from affiliated practices that are not considered to be recoverable; (ii) $2.375 million for bank and noteholder fees associated with amending the Credit Facilities to accommodate debt covenant compliance related to one-time charges; (iii) $1.275 million related to expenses to recruit and relocate certain members of the management team; and (iv) $1.0 million for a change in the Company vacation policy.

     In connection with the AOR/PRN merger, the Company incurred total costs of $29.0 million to consummate the merger, restructure operating activities and integrate the two organizations. These costs were expensed during 1999. Costs directly related to the consummation of the AOR/PRN merger totaled $14.6 million. Restructuring costs relating to severance and relocation of employees and asset impairments totaled $7.2 million. Incremental costs incurred to assist in integrating the AOR's and PRN's operations totaled $7.2 million.

     The Company has recognized a deferred income tax benefit for substantially all of these charges in 2000 as many of the items will be deductible for income tax purposes in future periods. An income tax benefit has also been recognized for the 1999 charges, with the exception of certain non-deductible merger costs.

     Interest. Net interest expense increased from $22.3 million in 1999 to $26.8 million in 2000, an increase of $4.5 million or 20.3%, due to increased interest rates in 2000 on the Company's variable rate indebtedness.

     Other Income. Other income of $27.6 million in 2000 represents the recognition of the remaining gain on shares of common stock of ILEX Oncology, Inc. owned by the Company. A previous gain of $14.4 million was recognized during the fourth quarter of 1999 as a result of the Company's reclassification of the ILEX stock as a trading security. The stock was sold by the Company during the first quarter of 2000.

     Income Taxes. In 2000, the Company recognized a tax benefit of $35.0 million resulting in an effective tax rate of (32.5%), down from 40.1% in 1999. The decrease in the effective rate was due to certain non-deductible merger related costs in 1999 and no state tax benefit being recognized in 2000 for intangible write-offs in certain states.

     Net Income/Loss. Net income (loss) decreased from $48.2 million of net income in 1999 to a net loss of $72.6 million in 2000, a decrease of $120.8 million. Excluding charges for impairments, restructurings and other costs, costs related to bad debt expense and the gain on investment in common stock for both years, net income for 1999 would have been $59.4 million or $0.58 per share, in 1999 as compared to $47.6 million or $0.47 per share in 2000, a decrease of $11.4 million. The charges were attributable to the factors described in the preceding paragraphs.

1999 COMPARED TO 1998

     The Company experienced a decrease in operating margins from 1998 to 1999, with operating margins, as a percentage of revenue, declining from 19.2% to 16.8%. A number of factors contributed to the decrease in operating margins, including (i) increases in the acquisition cost of pharmaceuticals, (ii) shifts in the mix of pharmaceuticals to lower margin products, (iii) increases in practice personnel costs due to numerous network-wide initiatives (such as information system conversions) and (iv) higher occupancy costs due to expansion into new cancer centers and additional sites of service.

     Revenue. Revenue increased from $836.6 million in 1998 to $1.093 billion in 1999, an increase of $256.3 million or 30.6%. Revenue for markets under management in 1998 and 1999 increased $204.5 million or 25.7% over the same period from the prior year, as calculated by comparing 1998 revenue and 1999 revenue for all practices within a metropolitan service area in which the Company had operations in both periods. This growth was the result of increased use of anticancer pharmaceuticals, expansion of services, increases in patient volume, recruitment of or affiliation with additional physicians and, to a lesser extent, increases in charges for certain physician services. The remaining $51.8 million increase in total revenues was attributable to affiliations with oncology practices in new markets.

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies increased from $357.8 million for 1998 to $521.1 million for 1999, an increase of $163.3 million, or 45.6%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, pharmaceutical and supply costs increased from 42.8% for 1998 to 47.7% for 1999. This increase was primarily due to a shift in the revenue mix to a higher percentage of drug revenue relative to total revenue. In addition, the affiliated practices experienced an increase in the use of lower margin drugs, as well as increases in the acquisition cost of pharmaceuticals.

     Field Compensation and Benefits. Field compensation and benefits increased from $172.3 million in 1998 to $215.4 million in 1999, an increase of $43.1 million or 25.0%. This increase was principally attributable to the same factors that caused revenue to increase. As a percentage of revenue, practice compensation and benefits decreased from 20.6% for 1998 to 19.7% for 1999.

     Other Field Costs. Other field costs increased from $107.7 million in 1998 to $134.6 million in 1999, an increase of $26.9 million or 25.0%. This increase was principally attributable to the same factors that caused revenue to increase as well as new cancer center development. As a percentage of revenue, other practice costs decreased from 12.9% for 1998 to 12.3% for 1999.

     General and Administrative. General corporate expenses increased from $38.3 million in 1998 to $39.5 million in 1999, an increase of $1.2 million or 3.1%. As a percentage of revenue, general and administrative expenses decreased from 4.5% for 1998 to 3.6% for 1999, primarily as a result of economies of scale attributable to the AOR/PRN merger and the limited increase in general and administrative costs needed to support pharmaceutical revenue growth.

     Merger, Restructuring and Integration. In connection with the AOR/PRN merger, the Company incurred total costs of $29.0 million to consummate the merger, restructure operating activities and integrate the two organizations. These costs were expensed during 1999. Costs directly related to the consummation of the AOR/PRN merger totaled $14.6 million.

Restructuring costs relating to severance and relocation of employees and asset impairments totaled $7.2 million. Incremental costs incurred to assist in integrating the AOR's and PRN's operations totaled $7.2 million.

     Depreciation and Amortization. Depreciation and amortization expenses increased from $48.5 million in 1998 to $65.1 million in 1999, an increase of $16.6 million or 34.2%. As a percentage of revenue, depreciation and amortization expenses increased from 5.8% for 1998 to 6.0% for 1999. This increase was primarily attributable to decreasing the amortization period for services agreements from 40 years to 25 years effective July 1, 1998, as well as amortization relating to new practice affiliations and investments in new cancer centers and management information systems during 1999.

     Interest. Net interest expense increased from $15.9 million in 1998 to $22.3 million in 1999, an increase of $6.4 million or 40.3%. The increase was the result of higher levels of debt, principally incurred to finance transactions with 20 oncology practices during 1999, as well as construction of 20 cancer centers. As a percentage of revenue, net interest expense was 1.9% and 2.0% in 1998 and 1999, respectively. Indebtedness to physicians increased from approximately $81.5 million at December 31, 1998 to approximately $98.9 million at December 31, 1999.

     Other Income. Other income increased from zero in 1998 to $14.4 million in 1999. Other income in 1999 represents the recognition of an unrealized gain on the shares of common stock of ILEX Oncology, Inc. owned by the Company. The gain was recognized as a result of the Company's reclassification of the ILEX stock as a trading security. The stock was sold during the first quarter of 2000.

     Income Taxes. Income tax expense decreased from the prior year as a result of the Company's decreased profitability. For 1999, the Company recognized a tax provision of $32.2 million resulting in an effective rate of 40.1% as compared to 37.6% for 1998. The increase in the effective tax rate was due to certain nondeductible professional fees and other costs in connection with the completion of the AOR/PRN merger.

     Net Income. Net income decreased from $60.0 million in 1998 to $48.2 million in 1999, a decrease of $11.8 million or 19.7%. As a percentage of revenue, net income declined from 7.2% to 4.4%, principally as a result of AOR/PRN merger, restructuring and integration costs incurred in 1999 of $29.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company had net working capital of $189.0 million, including cash and cash equivalents of $3.4 million. The Company had current liabilities of $269.0 million, including $23.9 million in current maturities of long-term debt, and $300.2 million of long-term indebtedness. During 2000, the Company generated $117.3 million in net operating cash flow, invested $28.3 million and used cash in financing activities in the amount of $97.0 million.

Cash from Operating Activities

     Cash from operating activities increased from $31.5 million in 1999 to $117.3 million. The increase was attributed to accounts receivable days decreasing from 80 to 67 due to implementing better policies for billing and collection. In addition, accounts payable days and accrued liabilities days outstanding increased from 60 in 1999 to 69 in 2000, reflecting an improved cash management program.

Cash from Investing Activities

     During 2000, the Company expended $67.0 million in capital expenditures and financed an additional $15.3 million through various leasing facilities. The Company expended $47.6 million on the development and construction of cancer centers, of which $13.9 million was financed through the Company's leasing facility during 2000. In addition, the Company spent $1.4 million on installation of PET centers, which was financed through an equipment operating lease facility. Maintenance capital expenditures were $33.3 million in 2000 and $28.0 in 1999. In addition, in connection with affiliating with certain practices, the Company paid total consideration of $33.5 million in 2000 and $95.4 million in 1999, which included cash consideration and transaction costs of $16.1 million and $43.5 million, respectively.

     In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. These proceeds were used to reduce outstanding borrowings under the Credit Facility.

Cash from Financing Activities

     In March 2000, the board of directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock in public or private transactions. The Company subsequently acquired 6,402,000 shares (including 1,344,000 shares received in connection with the cashless exercise of stock options by the Company's chief executive officer) of Common Stock at an average price of $4.73 per share. During 2000, the Company issued 1,864,000 shares from Treasury Stock to affiliated physicians in satisfaction of the Company's obligation in connection with medical practice transactions.

     The Company has satisfied its development and transaction needs through debt and equity financings and borrowings under a $175 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank ("First Union"), as a lender and as an agent for various other lenders, which matures in 2004. The Company also uses a $75 million leasing facility in connection with developing its integrated cancer centers. Availability of new borrowings under the leasing facility terminates in June 2001. The Company repaid $49 million, net of borrowings, of Credit Facilities during the year as a result of increased cash flow from operations and the sale of ILEX stock. In addition, the Company repaid $25.0 million of other indebtedness, of which $20.9 million was attributed to payment on subordinated notes related to previous affiliation transactions.

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

     The Company is currently in compliance with the Credit Facility, Leasing Facility and Senior Secured Note covenants, with additional capacity under the Credit Facility of $50.0 million and Leasing Facility unused capacity of approximately $13.2 million at December 31, 2000. The Company has relied primarily on profitability from its operations to fund working capital.

     Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The Credit Facility, Leasing Facility and Senior Secured Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's service agreements, the capital stock of the Company's subsidiaries and the Company's accounts receivable are pledged as security under the Credit Facility, Leasing Facility and Senior Secured Notes and Amendments.

     The Company currently expects that its principal use of funds in the near future will be in connection with the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers and PET centers, with less emphasis than in past years on transactions with medical oncology practices. It is likely that the Company's capital needs in the next several years will exceed the cash generated from operations. Thus, the Company may incur additional debt or issue additional debt or equity securities from time to time. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, the Company may be unable to obtain sufficient financing on terms satisfactory to management or at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISKS

     In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. Among these risks is the market risk associated with interest rate movements on outstanding debt. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures.

     The Company's borrowings under the Credit Facility contain an element of market risk from changes in interest rates. Historically, the Company has managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in 2000. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. The Company was not obligated under any interest rate swap agreements during 2000.

     For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 2000. The market values that result from these computations are compared with the market values of these financial instruments at December 31, 2000. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

SUMMARY OF OPERATIONS BY QUARTER

     The following table represents unaudited quarterly results for 2000 and 1999. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and that all adjustments are of a normal recurring nature. Results of operations for any particular quarter are not necessarily indicative of operations for a full year or predictive of future periods.


                                                      2000 QUARTER  ENDED                            1999 QUARTER ENDED
                                                      -------------------                            --------------------
                                           Dec 31      SEP 30     JUN 30     MAR 31        DEC 31     SEP 30     JUN 30      MAR 31
                                         ----------   --------   --------   --------      --------   --------   ---------   --------
Net revenue...........................   $ 355,836    $337,310   $326,506   $304,502      $299,526   $277,789   $266,412    $249,214
Income (loss) from operations.........    (183,168)     26,126     22,078     26,517        20,836     26,991      9,338      31,076
Other income..........................                                        27,566        14,431
Net income (loss).....................    (123,342)     11,608      9,976     29,115        17,871     14,983     (1,214)     16,515
Net income (loss) per share-basic.....       (1.25)        .12        .10        .29           .18        .15       (.01)        .17
Net income (loss) per share-diluted...       (1.25)        .12        .10        .29           .18        .15       (.01)        .16

                               US ONCOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Financial Statements as of December 31, 2000 and 1999 and for each of the three years ended December 31, 2000:

                                                                          Page
                                                                          ----
     Report of Independent Accountants...................................  26
     Consolidated Balance Sheet..........................................  28
     Consolidated Statement of Operations and Comprehensive Income.......  29
     Consolidated Statement of Stockholders' Equity......................  30
     Consolidated Statement of Cash Flows................................  31
     Notes to Consolidated Financial Statements..........................  32

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of  US Oncology, Inc.

     We have audited the consolidated balance sheet of US Oncology, Inc. and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Physician Reliance Network, Inc., which statements reflect total revenues of 47 percent for the year ended December 31, 1998, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Physician Reliance Network, Inc., is based solely on the report of the other auditors.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Oncology, Inc. and its subsidiaries at December 31, 2000, and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 23, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Physician Reliance Network, Inc.:

We have audited the consolidated statements of income stockholders' equity and cash flows of Physician Reliance Network, Inc. (a Texas corporation) and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are included in the restated 1998 consolidated financial statements of US Oncology, Inc. and are not separately presented in the 2000 Form 10-K of US Oncology, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Physician Reliance Network, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                         ARTHUR ANDERSEN LLP
Dallas, Texas
February 19, 1999

                               US ONCOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                                                                                   December 31,
                                                                                              ------------------------
                                                                                                  2000        1999
                                                                                              ----------   ----------
                                     ASSETS
Current assets:
   Cash and equivalents...................................................................    $    3,389    $   11,381
   Investment in common stock.............................................................                      27,258
   Accounts receivable....................................................................       337,360       331,361
   Prepaids and other current assets......................................................        44,904        42,655
   Due from affiliates....................................................................        72,380        63,586
                                                                                              ----------    ----------
      Total current assets................................................................       458,033       476,241

Property and equipment, net...............................................................       270,299       254,289
Service agreements, net of accumulated amortization of $231,233 and
   $59,845................................................................................       398,397       537,130
Other assets..............................................................................        25,929        30,817
Deferred income taxes.....................................................................        38,404
                                                                                              ----------    ---------
                                                                                              $1,191,062    $1,298,477
                                                                                              ==========    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current maturities of long-term indebtedness........................................   $   23,910    $   26,693
       Accounts payable....................................................................      153,980       107,937
       Due to affiliates...................................................................        8,044         2,584
       Accrued compensation costs..........................................................        8,643         6,252
       Income taxes payable................................................................        9,154         9,322
       Other accrued liabilities...........................................................       65,290        42,660
                                                                                              ----------    ----------
            Total current liabilities......................................................      269,021       195,448
Deferred income taxes......................................................................                     33,224
Long-term indebtedness.....................................................................      300,213       360,191
                                                                                              ----------    ----------
            Total liabilities..............................................................      569,234       588,863

Minority interest..........................................................................        1,506         2,450

Stockholders' equity:
       Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding
       Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding
       Common Stock, $.01 par value, 250,000 shares authorized, 93,837 and 87,253 shares
          issued, 89,299 and 87,253 shares outstanding.....................................          939           873
       Additional paid-in capital..........................................................      457,348       428,533
       Common Stock to be issued, approximately 10,370 and 13,982 shares...................       69,666        91,330
       Treasury Stock, 4,538 and 0 shares..................................................      (21,416)
       Accumulated other comprehensive income..............................................
       Retained earnings...................................................................      113,785       186,428
                                                                                              ----------    ----------
            Total stockholders' equity.....................................................      620,322       707,164
Commitments and contingencies..............................................................
                                                                                              ----------    ----------
                                                                                              $1,191,062    $1,298,477
                                                                                              ==========    ==========




        The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)

                                                  Year Ended December 31,
                                           -------------------------------------
                                               2000          1999         1998
                                           ----------    ----------     --------
Revenue.................................   $1,324,154    $1,092,941     $836,596
Operating expenses:
  Pharmaceuticals and supplies..........      651,214       521,087      357,766
  Field compensation and benefits.......      277,962       215,402      172,298
  Other field costs.....................      161,510       134,635      107,671
  General and administrative............       54,723        39,490       38,325
  Bad debt expense......................       10,198
  Impairment, restructuring and other
   costs................................      201,846        29,014
  Depreciation and amortization.........       75,148        65,072       48,463
                                           ----------    ----------     --------
                                            1,432,601     1,004,700      724,523
                                           ----------    ----------     --------
Income (loss) from operations...........     (108,447)       88,241      112,073
Other income (expense):
  Interest, net.........................      (26,809)      (22,288)     (15,908)
  Gain on investment in common stock
   (unrealized in 1999).................       27,566        14,431
Income (loss) before income taxes.......     (107,690)       80,384       96,165
Income tax provision (benefit)..........      (35,047)       32,229       36,184
                                           ----------    ----------     --------

Net income (loss).......................      (72,643)       48,155       59,981

Other comprehensive income (loss), net
  of tax................................                       (269)         965
                                           ----------    ----------     --------
Comprehensive income (loss).............   $  (72,643)   $   47,886     $ 60,946
                                           ==========    ==========     ========


Net income (loss) per share - basic.....       $(0.72)        $0.48        $0.61
                                           ==========    ==========     ========

Shares used in per share calculations -
 basic..................................      100,589       100,183       97,647
                                           ==========    ==========     ========
Net income (loss) per share - diluted...       $(0.72)        $0.47        $0.60
                                           ==========    ==========     ========

Shares used in per share calculations -
 diluted................................      100,589       101,635       99,995
                                           ==========    ==========     ========



        The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                                Accumulated
                                    Common Stock       Additional     Common       Treasury        Other
                                 -------------------     Paid-In     Stock to       Stock      Comprehensive    Retained
                                 Shares    Par Value     Capital     Be Issued       Cost          Income       Earnings    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998....   75,781        $758     $378,953     $ 94,642                       $  (696)   $ 80,641    $554,298

Affiliation transactions
 value of shares to be issued.                                          8,732                                                 8,732
Purchase of Treasury Stock....                                                    $(12,431)                                 (12,431)
Delivery from Treasury of
 Common Stock to be issued....                            (4,147)      (2,488)       8,735                       (2,100)

Issuance of Common Stock......    4,480          44       21,898      (11,744)                                               10,198
Exercise of options to
 purchase Common Stock........      944          10        2,515                                                              2,525
Tax benefit from exercise of
 non-qualified stock options..                             5,530                                                              5,530

Valuation adjustment -
 Investment in common stock...                                                                          965                     965
Net income....................                                                                                   59,981      59,981
                               --------    --------     --------     --------     --------          -------    --------    --------
Balance at December 31, 1998..   81,205         812      404,749       89,142       (3,696)             269     138,522     629,798

Affiliation transactions
 value of shares to be issued.                                         24,637                                                24,637
Delivery from Treasury of
 Common Stock to be issued....                            (1,810)      (1,637)       3,696                         (249)
Issuance of Common Stock......    5,696          57       20,755      (20,812)
Exercise of options to
 purchase Common Stock........      352           4        4,665                                                              4,669

Tax benefit from exercise of
 non-qualified stock options..                               174                                                                174
Valuation adjustment -
 Investment in common stock...                                                                         (269)                   (269)
Net income....................                                                                                   48,155      48,155
                               --------    --------     --------     --------     --------          -------    --------    --------
Balance at December 31, 1999..   87,253         873      428,533       91,330                                   186,428     707,164
Affiliation transactions
 value of shares to be issued.                                          6,103                                                 6,103
Purchase of Treasury Stock....                                                     (24,906)                                 (24,906)
Delivery from Treasury of
 Common Stock to be issued....                             4,530      (13,692)       9,162
Issuance of Common Stock......    4,413          44       14,031      (14,075)
Exercise of options to
 purchase Common Stock........    2,171          22        9,999                    (5,672)                                   4,349
Tax benefit from exercise of
 non-qualified stock options..                               255                                                                255
Net income (loss).............                                                                                  (72,643)    (72,643)
                               --------    --------     --------     --------     --------          -------    --------    --------
Balance at December 31, 2000..   93,837        $939     $457,348     $ 69,666     $(21,416)         $          $113,785    $620,322
                               ========    ========     ========     ========     ========          =======    ========    ========



        The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                 Year Ended December 31,
                                        -------------------------------------
                                                2000         1999        1998
                                           ---------    ---------    --------

Cash flows from operating activities:

  Net income (loss).....................   $ (72,643)   $  48,155    $ 59,981
  Noncash adjustments:
     Depreciation and amortization......      75,148       65,072      48,463
     Gain on investment in common stock
      (unrealized in 1999)..............     (27,566)     (14,431)
     Impairment, restructuring and
      other costs.......................     165,800       16,887
     Deferred income taxes..............     (71,628)       9,687       5,805
     Bad debt expense...................      10,198
     Earnings on joint ventures.........        (944)        (634)       (540)
     Revenue from investment in common
      stock.............................                   (6,019)     (3,523)
  Cash provided (used) by changes in:
     Accounts receivable................     (15,754)     (80,940)    (61,539)
     Prepaids and other current assets..      (8,907)     (33,906)    (12,113)
     Accounts payable...................      45,109       23,032      15,420
     Due from/to affiliates.............      (4,374)     (18,682)      2,660
     Income taxes receivable/payable....        (168)       5,591      17,866
     Other accrued liabilities..........      23,054       17,728       7,219
                                           ---------    ---------    --------
       Net cash provided by operating
        activities......................     117,325       31,540      79,699
                                           ---------    ---------    --------
Cash flows from investing activities:
  Acquisition of property and equipment.     (67,000)     (74,320)    (58,646)
  Net payments in affiliation
   transactions.........................     (16,124)     (43,513)    (32,229)
  Merger transaction costs..............                  (14,587)
  Investments...........................                   (3,000)     (1,944)
  Proceeds from sale of investment in
   common stock.........................      54,824
  Other.................................                    1,905      (1,409)
                                           ---------    ---------    --------
        Net cash used by investing
        activities......................     (28,300)    (133,515)    (94,228)
                                           ---------    ---------    --------
Cash flows from financing activities:
  Proceeds from Credit Facility.........      66,000      154,000      66,000
  Proceeds from Senior Secured Notes....                  100,000
  Repayment of Credit Facility..........    (115,000)    (136,000)     (8,000)
  Repayment of other indebtedness.......     (24,998)     (20,394)    (29,344)
  Debt financing costs..................       1,887       (2,610)
  Proceeds from exercise of stock
   options..............................                    4,669       2,525
  Issuance of Common Stock..............                                1,698
  Purchase of Treasury Stock............     (24,906)                 (12,431)
                                           ---------    ---------    --------

       Net cash provided (used) by
        financing activities............     (97,017)      99,665      20,448
                                           ---------    ---------    --------
Increase (decrease) in cash and
 equivalents............................      (7,992)      (2,310)      5,919
Cash and equivalents:
  Beginning of period...................      11,381       13,691       7,772
                                           ---------    ---------    --------

  End of period.........................   $   3,389    $  11,381    $ 13,691
                                           =========    =========    ========

Interest paid...........................   $  26,705    $  24,192    $ 14,022
Taxes paid..............................      36,377       17,331      15,540

Noncash investing and financing
 transactions:
  Value of Common Stock to be issued in
   affiliation transactions.............       6,103       24,637       8,732
  Delivery of Common Stock in
   affiliation transactions.............      27,767       24,508      20,479
  Debt issued in affiliation
   transactions.........................      11,251       27,292      13,500
  Debt assumed in affiliation
   transactions.........................                       86         277
  Debt issued in investment transaction.                    5,000
  Conversion of subordinated notes
   payable to Common Stock..............                                8,500
  Assets acquired under capital lease...       1,100                    2,268
  Tax benefit from exercise of
   non-qualified stock options..........         255          174       5,530

        The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     US Oncology, Inc. (together with its subsidiaries, "US Oncology" or the "Company") provides comprehensive services, with the mission of expanding access and quality of cancer care in local communities and advancing the delivery of care. The Company offers the following services:

     . Develop, construct and manage free standing cancer centers that provide treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology

     . Expand diagnostic capabilities of practices through installation and management of Positron Emission Tomography (PET) technology

     . Coordinate and manage cancer drug research trials for pharmaceutical and biotechnology companies

     . Purchase and manage the inventory for cancer related drugs for affiliated practices

     . Provide management and capital resources to affiliated practices, including data management, accounting, compliance and other administrative services

     The Company provides these services to oncology practices comprising over 450 sites, with over 7,500 employees and over 850 physicians. The Company is not a provider of medical services. The affiliated practices offer comprehensive and coordinated medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology and blood and marrow stem cell transplantation.

     The consolidated financial statements of the Company have been prepared to give retroactive effect to the merger with Physician Reliance Network, Inc.
(PRN) on June 15, 1999 (the "AOR/PRN merger"). This transaction was accounted for as a pooling of interests, and, accordingly, the historical financial statements give effect to the combination of the historical balances and amounts of AOR and PRN for all periods presented. As a result of the AOR/PRN merger, PRN became a wholly owned subsidiary of the Company, and each holder of PRN stock received 0.94 shares of the Company's Common Stock for each PRN share held.

     The following is a summary of the Company's significant accounting policies:

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts, including amounts attributable to PRN prior to the AOR/PRN merger, have been reclassified to conform with the current period financial statement presentation. The Company has determined that none of the existing service agreements meets EITF 97-2 requirements for consolidation.

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

Service fee revenue

     Approximately 56% of the Company's 2000 service fee revenue has been derived from service agreements that provide for payment to the Company of a service fee, which typically includes all practice costs (other than amounts retained by the physicians), a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied,

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

a performance fee (the Net Revenue Model). The amount of the fixed fee is related to the size of the affiliation transaction and, as a result, varies significantly among the service agreements. The percentage fee, where permitted by applicable law, is generally seven percent of the affiliated practice net revenue. Performance fees are paid after payment of all practice expenses, amounts retained by practices and the other service fees and, where permitted by state law, are approximately 50% of the residual profitability of the practice. Service fees are not subject to adjustment, with the exception that the fixed fee may be adjusted from time to time after the fifth year of the service agreement to reflect inflationary trends. These management service agreements permit the affiliated practice to retain a specified amount (typically 23% of the practice's net revenues) for physician salaries, and payment of such salaries is given priority over payment of the service fee. The affiliated practice is also entitled to retain all profits of the practice after payment of the service fee to the Company.

     Approximately 41% of the Company's 2000 service fee revenue has been derived from service agreements that provide for payment to the Company of a service fee that includes an amount equal to the direct expenses associated with operating the practice and an amount which is calculated based on the service agreement for each of the practices (the Earnings Model). The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, salaries and benefits of non-physician employees who support the practices and interest. The direct expenses do not include salaries and benefits of physicians. The non-expense related portion of the service fee is a percentage, ranging from 25% to 35%, of the earnings before interest and taxes of the affiliated practice. The earnings of an affiliated practice is determined by subtracting the direct expenses from the professional revenues and research revenues earned by the affiliated practice.

     The remaining service agreements provide for a fee that is a percentage of revenue or of earnings of the affiliated practice or is a predetermined, fixed amount. Each affiliated practice is responsible for paying the salaries and benefits of its physician employees from the amount retained by the affiliated practice after payment of the Company's service fee.

     The Company recognizes the service fees as revenue when the fees are earned and are deemed realizable based upon the contractually-agreed amount of such fees, after taking into consideration the payment priority of amounts retained by practices.

     The Company announced in November 2000 its strategic initiative to negotiate amendments to service agreements with practices under the net revenue model to convert those economic arrangements to the earnings model. Management believes the earnings model properly aligns practice priorities with proper cost control, with the Company and the practice sharing proportionately in revenue, operating costs and cost structure changes. As of March 16, 2001, three practices accounting for 7.4% of the Company's service fee revenue in 2000 had converted from the net revenue model to the earnings model.

Cash equivalents and investments

     The Company considers all highly liquid debt securities with original maturities of three months or less to be cash equivalents.

Accounts Receivable

     To the extent permitted by applicable law, the Company purchases the accounts receivable generated by affiliated practices from patient services rendered pursuant to the service agreements. The accounts receivable are purchased at their net collectible value, after adjustment for contractual allowances and allowances for doubtful accounts. The Company is reimbursed by the practices for purchased receivables that are deemed uncollectible following the Company's purchase. Thus, the Company does not have an allowance for doubtful accounts. If any purchased accounts receivable are subsequently deemed uncollectible, then the practice responsible for the receivables would reduce its revenue during the period in which the

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

uncollectible amount is determined. Because the Company's service fee is based in part on the practice revenue, the reduction in revenue caused by the uncollectible accounts receivable would reduce the Company's future service fee. The impact of such adjustments is typically not significant. However, laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation, which along with other third party payor actions, could impact the collection of accounts receivable in the future.

     In late 1999, the Company installed a patient billing system in thirteen practices with approximately $336,000 in annual net patient revenues. During 2000, the Company experienced limitations in this system that caused significant delays and errors in patient billing and collection processes. Although the vendor assisted in correcting some deficiencies in the billing system, collecting some patient accounts became infeasible. In the fourth quarter of 2000, the Company determined that the system problems required a $10,200 charge for bad debt expense. Because of the numerous distractions borne by the practices in the system conversion, the Company elected not to include this amount in the computation of practice results. The Company is discussing with the system vendor a settlement for damages incurred as a result of the system implementation.

Due from and to affiliates

     The Company has advanced to certain of its practices, primarily Texas Oncology, P.A., amounts needed for working capital purposes -- primarily to assist with the development of new markets, to support the addition of physicians, and to support the development of new services. Certain advances bear interest at a market rate negotiated by the Company and the affiliated practices, which approximates the prime lending rate (8.5% at December 31, 2000). These advances are unsecured and are repaid in accordance with the terms of the instrument evidencing the advance. Amounts payable to related parties represent current payments to affiliated practices for services rendered under service agreements.

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

Service agreements

     Service agreements consist of the costs of purchasing the rights to manage practices. Under the initial 40-year terms of the agreements, the affiliated practices have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. The Company amortized these costs over the 40-year term of the related management service agreement until July 1, 1998, when the Company changed its amortization period to 25 years on a prospective basis. The changes had an immaterial impact on the Company's results of operations.

     Under the service agreements, the Company is the exclusive provider of certain services to its affiliated practices, providing facilities, management information systems, clinical research services, personnel management and strategic, financial and administrative services. Specifically, the Company, among other things, (i) develops, constructs and manages free standing cancer centers which provide for treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology, (ii) expands diagnostic capabilities of practices through installation and management of PET technology,

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)



(iii) coordinates and manages cancer drug research for pharmaceutical and biotechnology companies, (iv) purchases and manages the inventory for cancer related drugs for affiliated practices, and (v) provides management and capital resources to affiliated practices including data management, accounting, compliance and other administrative services.

     Each service agreement provides for the formation of a policy board. The policy board meets periodically, approves those items having a significant impact on the affiliated practice and develops the practice's strategic initiatives. The two most significant items reviewed and approved by the policy board are the annual budget for the practice and the addition of facilities, services or physicians. Each management services agreement provides a mechanism to adjust the Company's service fee if a change in law modifies the underlying financial arrangement between the Company and the affiliated practice.

     The carrying value of the service agreements is reviewed for impairment when events or changes in circumstances indicate their recorded cost may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related service agreement over the remaining contractual period is expected to be less than the recorded amount of the service agreement intangible asset, the Company's carrying value of the service agreement intangible asset will be reduced to its estimated fair value using expected cash flows on a discounted basis (Note 11).

Other assets

     Other assets consist of costs associated with obtaining debt financing, the excess of purchase price over the fair value of net assets acquired, and investments in joint ventures. The debt financing costs are capitalized and amortized over the terms of the related debt agreements using the straight line method, which approximates the interest method. The amounts recorded for excess of purchase price over the fair value of net assets acquired are being amortized on a straight-line basis over 20 years. At December 31, 2000 and 1999, accumulated amortization equaled $9,295 and $2,415, respectively (Note 11). The investments in joint ventures for which the Company does not have control are accounted for under the equity method of accounting. For 2000, 1999 and 1998, operational activity relating to the joint ventures was not material to the operations of the Company.

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

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

The following table summarizes the determination of shares used in per share calculations:


                                              Year Ended December 31,
                                        -------------------------------
                                            2000       1999      1998
                                          --------    -------    ------
Basic
  Outstanding at end of period:
     Common Stock.......................    93,837     87,253    80,830
     Common Stock to be issued..........    10,370     13,982    16,947
                                           -------    -------    ------
                                           104,207    101,235    97,777
  Effect of weighting...................    (3,618)    (1,052)     (130)
                                           -------    -------    ------
     Shares used in per share
      calculation.......................   100,589    100,183    97,647
                                           =======    =======    ======
Diluted
  Outstanding at end of period:
     Common Stock.......................    93,837     87,253    80,830
     Common Stock to be issued..........    10,370     13,982    16,947
                                           -------    -------    ------
                                           104,207    101,235    97,777
  Effect of weighting and assumed share
   equivalents for grants of
   stock options........................    (3,618)       400     2,218
                                           -------    -------    ------
     Shares used in per share
      calculation.......................   100,589    101,635    99,995
                                           =======    =======    ======

  Anti-dilutive stock options not
   included above.......................    12,245      6,903     1,698


Operating segments

     During 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which requires reporting of summarized financial results for the operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's business is providing comprehensive services, facilities and equipment, administrative and technical support and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient cancer care located throughout the country and the Company believes it operates in a single segment, providing comprehensive cancer management services. The Company, therefore, has reported a single segment herein.

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

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

Reclassifications

     Certain previously reported financial information has been reclassified to conform to the 2000 presentation. Such reclassifications did not materially affect the Company's financial condition, net income (loss) or cash flows.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin Number 101 (SAB 101) addressing revenue recognition matters. The SEC issued interpretative guidance on SAB 101 in November 2000 and mandated the implementation of SAB 101's provisions effective January 1, 2000. The provisions of SAB 101 generally require that revenue cannot be recognized until
(i) persuasive evidence of an agreement exists, (ii) delivery of goods or performance of services has occurred, (iii) the revenue amount is fixed and determinable and (iv) collectibility is reasonably assured. The Company has analyzed the provisions and interpretative guidance of SAB 101 and has determined that the implementation of SAB has no effect on its past or current revenue recognition practices, as these conditions have been used as criteria governing the Company's revenue recognition.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), and in June 2000, issued Statement of Financial Accounting Standards No. 138 (FAS 138), an amendment of FAS 133. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statements require the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The Company has historically not engaged in significant derivative instrument activity. Adoption of FAS 133 is not expected to have a material effect on the Company's financial position or operating results.

     In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement is effective for fiscal years ending after December 15, 2000. The statement replaces FASB Statement No. 125 and revises the standards for accounting and disclosure for securitizations and other transfers of financial assets and collateral. The statement carries over most of FASB Statement No. 125's provisions without reconsideration and, as such, the Company believes that the implementation of this standard will not have a material effect on its consolidated financial position or results of operations.

     The FASB has issued an Exposure Draft on Accounting for Business Combinations which would prospectively eliminate the pooling of interests method of accounting and the amortization of goodwill. This Exposure Draft is expected to be approved in June 2001 and its proposed changes would begin immediately thereafter. The Company has $11,000 of goodwill included in its balance sheet at December 31, 2000. Goodwill amortization for the years ended December 31, 2000, 1999 and 1998 was $668, $653 and $364 and is currently expected to approximate $340 for the year ended December 31, 2001 before the provisions of the Exposure Draft are applied. Approval of the Exposure Draft in its current form would not result in the elimination of amortization for the Company's service agreement intangible assets because under the scope of the Exposure Draft only goodwill, and not other identifiable intangible assets, resulting from acquisitions under the purchase method of accounting is subject to being no longer amortized.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)


NOTE 2 - REVENUE

     Net patient revenue for services to patients by the practices affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net patient revenue of the practices is reduced by amounts retained by the practices under the Company's service agreements to arrive at the Company's service fee revenue. The Company has amended three of its service agreements to convert them from the revenue model to the earnings model subsequent to December 31, 2000 (Note 1).

The following presents the amounts included in the determination of the Company's revenues:

                                                Year Ended December 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------

  Net patient revenue...................   $1,718,620   $1,407,494   $1,099,711
  Amounts retained by affiliated
   practices............................      394,466      314,553      263,115
                                           ----------   ----------   ----------
  Revenue...............................   $1,324,154   $1,092,941   $  836,596
                                           ==========   ==========   ==========

     For the years ended December 31, 2000, 1999 and 1998, the affiliated practices derived approximately 37%, 35% and 35%, respectively, of their net patient revenue from services provided under the Medicare and state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in 2000, 1999 and 1998. Changes in the payor reimbursement rates, particularly Medicare and Medicaid due to its concentration, or affiliated practices' payor mix can materially and adversely affect the Company's revenues.

     The Company's accounts receivable are a function of net patient revenue of the affiliated practices rather than the Company's revenue. Receivables from the Medicare and state Medicaid programs are considered to have minimal credit risk, and no other payor comprised more than 10% of accounts receivable at December 31, 2000.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     The Company's most significant and only service agreement to provide more than 10% of revenues is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 24%, 25%, and 32% of the Company's total revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Set forth below is selected, unaudited financial and statistical information concerning TOPA.

                                              Year Ended December 31,
                                        ----------------------------------
                                          2000         1999         1998
                                        --------     --------     --------

  Net patient revenues...............   $401,503     $341,939     $338,113
                                        --------     --------     --------
  Service fees paid to the Company
     Reimbursement of expense........    273,861      232,255      218,083
     Earnings component..............     44,667       37,726       42,010
                                        --------     --------     --------

  Total service fee..................    318,528      269,981      260,093
                                        --------     --------     --------

  Amounts retained by TOPA...........   $ 82,975     $ 71,958     $ 78,020
                                        ========     ========     ========


  Physicians employed by TOPA........        185          195          197

  Cancer centers utilized by TOPA....         32           29           24

     The Company's operating margin for the TOPA service agreement was 14.0%, 14.0%, and 16.1% for the years ended December 31, 2000, 1999 and 1998, respectively. Operating margin is computed by dividing the earnings component of the service fee by the total service fee. The decrease in operating margin in 2000 and 1999 is due to the utilization of more expensive pharmaceutical agents that have lower margins than those previously used. The Company believes that these trends will continue in the future.

NOTE 3 - AFFILIATION TRANSACTIONS

     The consideration paid for the practices to enter into long-term service agreements and for the nonmedical assets of the practices, primarily receivables and fixed assets, has been accounted for as asset purchases. Total consideration includes the assumption by the Company of specified liabilities, the estimated value of nonforfeitable commitments by the Company to issue Common Stock at specified future dates for no additional consideration, short-term and subordinated notes, cash payments and related transaction costs as follows:

                                            Year Ended December 31,
                                         ----------------------------
                                          2000       1999      1998
                                         -------   --------   -------

  Cash and transaction costs..........   $16,124   $ 43,513   $32,229
  Short-term and subordinated notes...    11,251     27,292    13,500
  Common Stock to be issued...........     6,103     24,637     8,732
  Liabilities assumed.................       903      4,882     2,687
                                         -------   --------   -------
  Total costs.........................   $34,381   $100,324   $57,148
                                         =======   ========   =======

  Number of practice affiliations.....        14         20        21

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)

     During 2000, the Company affiliated with 14 oncology practices for total consideration of $33,478, including 1,721 shares of Common Stock to be issued with a value of $6,103. No 2000 affiliations were individually material.

     During 1999, the Company affiliated with 20 oncology practices on the effective dates indicated as follows: January 1, Oncology & Hematology of Southwest Virginia of Roanoke, Virginia, total consideration of $27,156 including 820 shares of common stock to be issued with a value of $9,840; January 1, Hematology Associates Ltd. of Phoenix, Arizona, total consideration of $10,772 including 284 shares of common stock to be issued with a value of $3,415; June 4, Birmingham Hematology Oncology Associates, P.C. of Birmingham, Alabama, total consideration of $12,625 including 402 shares of common stock to be issued with a value of $3,505; 17 other practices, total consideration of $44,889 including 1,126 shares of common stock to be issued with a value of $7,877.

     During 1998, the Company affiliated with 21 oncology practices on the effective dates indicated as follows: January 1, Northwest Medical Specialists, P.C., of Niles, Illinois, total consideration of $12,250 including 231 shares of Common Stock to be issued with a value of $3,062; March 26, Landry & Moss, M.D.'s, P.A. of Bradenton, Florida, total consideration of $3,645 including 61 shares of Common Stock to be issued with a value of $604; March 31, Dayton Oncology/Hematology Consultants, P.A. of Dayton, Ohio, total consideration of $5,560 including 116 shares of Common Stock to be issued with a value of $1,048; May 1, Colorado Radiation Oncology, P.C. of Denver, Colorado, total consideration of $3,321 including 112 shares of Common Stock to be issued with a value of $1,095; August 15, Spector, Zimbler, & DeLeo, M.D.'s of Berkshire, Massachusetts, total consideration of $2,539 including 41 shares of Common Stock to be issued with a value of $436; September 1, Arnold Wax, M.D., LTD of Las Vegas, Nevada, total consideration of $4,426 including 88 shares of Common Stock to be issued with a value of $587; and in July through December of 1998, eleven smaller transactions with practices in Tucson, Arizona; Oklahoma City, Oklahoma; Kansas City, Missouri; Dunedin, Florida; Norfolk, Virginia; Owings Mills, Maryland; Highland, Illinois; Clear Lake, Texas, and Denver, Colorado; for total consideration of $25,407 including 370 shares of Common Stock to be issued with a value of $1,900.

NOTE 4 - RESEARCH CONTRACTS

     On June 30, 1997, one of the Company's subsidiaries, PRN Research, Inc., entered into a comprehensive clinical development alliance with ILEX Oncology, Inc. ("ILEX"), a drug development company focused exclusively on cancer. As part of the agreement, ILEX issued to the Company 314 shares, 314 shares, and 312 shares of ILEX common stock in 1999, 1998, and 1997, respectively. The Company has recognized $2,867 and $3,523, as revenue in 1999 and 1998, respectively, representing the fair value of the ILEX stock received on June 30 of each year, recognized over the following year as the Company was obligated to perform clinical research activities during that period. Effective June 30, 1999, the Company amended its agreement with ILEX. Under the amended agreement, ILEX accelerated the issuance of 315 shares of its common stock valued at $3,152 and the parties agreed to terminate the Company's obligations to provide research services to ILEX under the agreement. ILEX's obligation to issue additional shares to the Company contingent upon volume of activity was cancelled at this time.

     Through the third quarter of 1999, the Company recognized subsequent changes in the value of ILEX stock received as a component of other comprehensive income in shareholders' equity in accordance with its intentions and classification of the investment as "available for sale" under the guidance of FASB 115. The valuation allowance was shown as a component of stockholders' equity, net of applicable income taxes. During the fourth quarter of 1999, the Company changed its intentions and reclassified the investment as a trading security. In connection with this decision, the Company has recognized an unrealized gain of $14,431 in the accompanying consolidated statement of operations and comprehensive income to reflect the fair value of the investment at December 31, 1999. The Company sold the investment in a private sale transaction in March 2000 and realized net proceeds of $54,798, which resulted in the recognition of an additional gain of $27,540 in the consolidated statement of operations and comprehensive income for the period ended December 31, 2000.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                December 31,
                                        -------------------------
                                              2000         1999
                                           ---------    ---------

 Land...................................   $  19,706    $  18,080
 Furniture and equipment................     280,843      222,771
 Buildings and leasehold improvements...     136,229      125,715
 Construction in progress...............      14,373       15,105
                                           ---------    ---------
                                             451,151      381,671
 Less - accumulated depreciation and
  amortization..........................    (180,852)    (127,382)
                                           ---------    ---------
                                           $ 270,299    $ 254,289
                                           =========    =========
NOTE 6 - INDEBTEDNESS

     The Company's long-term indebtedness consists of the following:

                                               December 31,
                                          ----------------------
                                             2000       1999
                                           --------   --------

  Credit Facility.......................   $125,000   $174,000
  Senior secured notes..................    100,000    100,000
  Notes payable.........................      5,868     13,031
  Subordinated notes....................     90,578     97,997
  Convertible notes.....................                   900
  Capital lease obligations and other...      2,677        956
                                           --------   --------
                                            324,123    386,884
  Less - current maturities.............     23,910     26,693
                                           --------   --------
                                           $300,213   $360,191
                                           ========   ========

Credit Facility

     The Company has a loan agreement and revolving credit/term facility (Credit Facility) that was amended effective as of June 15, 1999 in connection with the AOR/PRN merger to improve certain terms, covenants and capacity. Under the terms of the agreement, the amounts available for borrowing until June 15, 2000 were $275,000 through 2004. The borrowing limit was $150,000 prior to the amendment. The Credit Facility previously included a $100,000 component that was renewable at the option of the lenders under that agreement at one year intervals from the original date of the agreement. On June 15, 2000, the Company elected not to renew the $100,000 component of the Credit Facility, leaving availability of $175,000. The maximum borrowings outstanding under the Credit Facility during 2000 were $179,000. Proceeds of loans may be used to finance development of cancer centers and installations of PET, to finance practice affiliations, to provide working capital or for other general corporate uses. The Company has classified the entire balance outstanding under the Credit Facility as long-term due to its ability and intent to maintain the borrowings past 2000.

     Borrowings under the Credit Facility are secured by capital stock of the Company's subsidiaries and accounts receivable and management service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) up to LIBOR plus an amount determined under a defined formula. The Base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of December 31, 2000 and 1999, the weighted average interest rate on all outstanding draws was 8.9%, and 7.5%, respectively.

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

     As a result of the Company's net loss in 2000, the Company would have been in violation of certain financial covenants of the Credit Facility agreements, including the current period debt to cash flow (as defined) covenant. The Company secured an amendment to these covenants and paid amendment fees totaling $1,875, which has been included in the statement of operations and comprehensive income for the year ended December 31, 2000 in impairment, restructuring and other charges, since the amendments were necessitated by those charges.

Senior secured notes

     In November 1999, the Company issued $100,000 in senior secured notes to a group of institutional investors. The notes bear interest at 8.42%, mature in installments from 2002 through 2006 and rank equal in right of payment with all current and future senior indebtedness of the Company. The senior secured notes contain restrictive financial and operational covenants and are secured by the same collateral as the Credit Facility.

     As a result of the Company's net loss in 2000, the Company would have been in violation of certain financial covenants of its Senior Secured Note agreements, including the current period debt to cash flow (as defined) covenant. The Company secured amendments to these covenants and paid amendment fees totaling $500, which has been included in the statement of operations and comprehensive income for the year ended December 31, 2000 in impairment, restructuring and other charges, since the amendments were necessitated by those charges.

Notes payable

     The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and mature between 2001 to 2005. The notes are payable to physicians with whom the Company entered into long-term service agreements and relate to affiliation transactions. The notes payable are unsecured.

Subordinated notes

     The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at December 31, 2000 and 1999 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement.

Convertible notes

     In April 1997, the Company issued $8,500 of convertible promissory notes as partial consideration for practices to enter into a service agreement. The notes bear interest at the prime rate plus 1%. During 1998 these promissory notes were converted into approximately 1,500 shares of the Company's Common Stock. In July 1997, the Company issued $900 of convertible promissory notes as partial consideration for a practice to enter into a service agreement. The notes bear interest at 6% and are convertible at the option of the holder of the notes into 66 shares of the Company's Common Stock in 2002. During 2000, these remaining promissory notes were forfeited by the physicians relating to the Company's termination of a service agreement.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

Capital lease obligations and other indebtedness

     Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. At December 31, 2000 and 1999, the gross amount of assets recorded under the capital leases was $6,400 and $5,300, respectively, and the related accumulated amortization was $4,200 and $3,000, respectively. Amortization expense is included with depreciation in the accompanying consolidated statement of operations and comprehensive income. Total future capital lease payments are $530. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in affiliation transactions.

Maturities

     Future principal maturities of long-term indebtedness, including capital lease obligations, are approximately $23,900 in 2001, $45,400 in 2002, $39,000 in 2003, $158,600 in 2004, $28,500 in 2005 and $28,700 thereafter.



NOTE 7 - INCOME TAXES

     The Company's income tax provision (benefit) consists of the following:

                           Year Ended December 31,
                   -----------------------------------
                     2000          1999         1998
                   --------       -------      -------
  Federal:
     Current....   $ 33,638       $21,661      $27,767
     Deferred...    (72,037)        8,171        5,195
  State:
     Current....      2,943         1,129        2,612
     Deferred...        409         1,268          610
                   --------       -------      -------
                   $(35,047)      $32,229      $36,184
                   ========       =======      =======

     The difference between the effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

                                                 Year Ended December 31,
                                           ----------------------------------
                                            2000          1999          1998
                                           ------        ------        ------

  Provision for income taxes at U.S.
   statutory rates......................    (35.0)%        35.0%         35.0%
  State income taxes, net of federal
   benefit..............................      2.2           2.5           3.0
  Non-deductible portion of merger
   related costs........................                    2.1
  Other.................................      0.3           0.5          (0.4)
                                           ------          ----          ----
                                            (32.5)%        40.1%         37.6%
                                           ======          ====          ====

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     Deferred income taxes are comprised of the following:

                                               December 31,
                                        -----------------------
                                          2000           1999
                                        ---------      --------
Deferred tax assets:
 Deferred revenue.......................               $    598
 Accrued expenses.......................   $ 12,078       1,098
 Service Agreements and other
  intangibles...........................     34,831
 Allowance for bad debts................      3,569
 Other..................................      2,860         167
                                           --------    --------
                                           $ 53,338       1,863
                                           --------    --------
Deferred tax liabilities:
 Service agreements.....................                (17,319)
 Depreciation...........................    (14,673)    (11,853)
 Prepaid expenses.......................       (261)       (265)
 Unrealized gain on investment..........                 (5,650)
                                           --------    --------
                                            (14,934)    (35,087)
                                           --------    --------
 Net deferred tax asset (liability).....   $ 38,404    $(33,224)
                                           ========    ========

     At December 31, 2000 and 1999, net deferred tax liability and income taxes payable includes a tax liability of $15,612 and $11,900, respectively. The liability has been established related to the Company's tax position and the possible disallowance of certain deductions taken in connection with the Company's service agreements. The impact of disallowance would be immaterial to the Company's financial condition and results of operations.


NOTE 8 - 401(K) PLAN

     During 2000, employees of the Company were allowed to participate in the USON 401(K) plan (the Plan). Participants of the Plan are eligible to participate after 6 months of employment and reaching the age of 21. Participants vest in the employer contribution portion of their account, if any, at the rate of 20% for each year that they meet the plan's service requirements.

     The Plan allows for a discretionary employer contribution.   For the three
years ended December 31, 2000, no employer contributions were made.

     Prior to the AOR/PRN merger in June of 1999, former employees of PRN participated in the PRN 401(K) Profit Sharing and Savings Plan (PRN Plan). The former PRN plan allowed for an employer match of contributions made by plan participants. For the year ended December 31, 1999 and 1998, PRN elected to match 50% of employee contributions, the total match not to exceed 3% of the participant's salary subject to the salary ceiling rules imposed by the Internal Revenue Service. Effective June 15, 1999, the Company elected to cease the employer match under the PRN plan. The Company's contribution amounted to approximately $1,000 and $1,600 for the years ended December 31, 1999 and 1998 respectively. Effective August 31, 1999, the PRN Plan was frozen with all future employee contributions being allocated to the USON 401(K) Plan. The Company transferred all assets of the PRN Plan to the USON Plan during the first quarter of 2001.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

NOTE 9 - STOCKHOLDERS' EQUITY

     In conjunction with the AOR/PRN merger, the Company's stockholders approved an increase in the number of shares of common stock authorized to 250,000 shares.

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

     On August 13, 1996, the board of directors of the Company authorized the purchase of up to 3,000 shares of the Company's Common Stock in public or private transactions. In 1998, 1997, and 1996, the Company purchased 1,232; 658, and 1,110 shares at aggregate costs of $12,400, $6,400 and $9,400, respectively. Shares repurchased have been used to satisfy commitments for the delivery of the Company's Common Stock from affiliation transactions. On March 21, 2000, the Board of Directors of the Company authorized the purchase of up to 10,000 shares of the Company's Common Stock in public or private transactions. In 2000, the Company acquired 6,402, including 1,344 shares received in connection with the cashless exercise of stock options by the Company's chief executive officer (See
Note 11), shares at an aggregate cost of $30,579 and utilized 1,864 shares to satisfy commitments for delivery of the Company's Common Stock for affiliation transactions.

     As part of entering into long-term service agreements with practices as described in Note 3, the Company has made nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Holders of the rights to receive such shares have no dispositive, voting or cash dividend rights with respect to such shares until the shares have been delivered. Common Stock to be issued is shown as a separate component in stockholders' equity. The amounts, upon issuance of the shares, are reclassified to other equity accounts as appropriate.

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

     For transactions completed through December 31, 2000, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of time are approximately 1,931 in 2001, 2,939 in 2002, 1,805 in 2003, 2,192 in 2004, 1,340 in 2005 and 163 thereafter.

NOTE 10 - STOCK OPTIONS

     The Company's 1993 Key Employee Stock Option Plan, as amended, provides that employees may be granted options to purchase Common Stock. Total shares available for grant are limited to 12% of the outstanding common shares plus the shares to be issued to practices at specified future dates. Individual option vesting and related terms are determined by the Compensation Committee of the board of directors. However, the stock option plan provides that the options granted may be incentive options at an exercise price no less than fair value at the grant date or 85% of fair value in the case of nonqualified options. Option terms may not exceed ten years. Individual option grants vest ratably over time, generally five years. In connection with the AOR/PRN merger, all outstanding options of PRN became fully vested and exercisable at the merger date and were assumed by the Company. Outstanding PRN options became options to purchase 0.94 shares of the Company's common stock with an exercise price equal to the original exercise price divided by 0.94.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)


     Under the terms of the Company's Chief Executive Officer Stock Option Plan and Agreement and the Everson Stock Option Plan and Agreement, two executives were granted 3,694 non-qualified options to purchase Common Stock with an exercise price effectively equal to the fair market value at the date of grant. The options vested on the date of the Company's initial public offering and expire between 2000 and 2003. The Company's ability to grant further options under these plans ceased on the date of the Company's initial public stock offering. In December 2000, an officer exercised his remaining 1,640 options outstanding in a cashless option exercise facilitated by the Company. This cashless exercise resulted in the Company recognizing a $2,462 non-cash charge for compensation expense during the fourth quarter of 2000, reflecting the difference between the exercise prices of the options and the fair market value of the related common stock. The executive received a net of 296 shares of common stock, and the Company acquired 1,344 shares of treasury stock as a
result of this option exercise.   At December 31, 2000, 220 Common Stock options
with a weighted-average exercise price of $4.77 per share were outstanding and exercisable under the terms of these plans.

     Effective December 14, 2000, the Company executed a Chief Executive Officer Stock Option Plan and Agreement and granted 1,000 non-qualified options to purchase Treasury Stock. The options were issued with an exercise price of $4.96 which equaled the fair market value of the Company's Common Stock at the date of the grant. The options vest six months from the grant date and have an option term not to exceed 10 years. At December 31, 2000, there are no options available for future grants under this plan.

     The Company's 1993 Non-Employee Director Stock Option Plan provides that up to 600 options to purchase Common Stock can be granted. The options vest in 4 months or ratably over 4 years, have a term of 10 years and exercise prices effectively equal to the fair market value at the date of grant. As of December 31, 2000, 293 options were outstanding, all of which were vested and exercisable.

     The Company's 1993 Affiliate Stock Option Plan, as amended, provides that options to purchase up to 3,000 shares of Common Stock can be granted. Options under the plan have a term of 10 years. All individual option grants vest ratably over the vesting periods of 3 to 5 years. Of the outstanding options to purchase shares of Common Stock granted under this plan, 1,435 were granted to physician employees of the affiliated practices and 25 were granted to other employees of the affiliated practices. In 2000, 1999, and 1998 the fair value of the options granted to non-employees was $3.44, $5.89 and $8.48 per share, respectively, as determined using the Black-Scholes Valuation Model. Compensation expense will be recognized over the respective vesting periods. Expense of $1,600, $1,300 and $600 was recognized in 2000, 1999 and 1998 respectively.

     All of the Company's Common Stock options vest automatically upon a change in control of the Company, as defined in such stock option plans.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     The following summarizes the activity for all option plans:

                                                    Shares                   Weighted
                                                  Represented                 Average
                                                   by Options              Exercise Price
                                                 --------------         --------------------

     Balance, January 1, 1998.....                   9,071                       $ 7.54

     Granted                                         2,351                        12.87
     Exercised....................                  (1,264)                        4.08
     Canceled.....................                    (574)                        9.53
                                                    ------

     Balance, December 31, 1998...                   9,584                         9.28

     Granted                                         6,660                         6.63
     Exercised....................                    (358)                        8.77
     Canceled.....................                  (1,278)                        9.73
                                                    ------

     Balance, December 31, 1999                     14,608                         8.16

     Granted                                         3,599                         4.70
     Exercised....................                  (2,171)                        3.50
     Canceled.....................                  (3,791)                        9.49
                                                    ------

     Balance, December 31, 2000                     12,245                         7.58
                                                    ======

     The following table summarizes information about the Company's stock options outstanding at December 31, 2000:


                                                 OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                            ---------------------------------------------------------     ----------------------------------
   RANGE OF                 NUMBER           WEIGHTED AVERAGE          WEIGHTED              NUMBER               WEIGHTED
AVERAGE EXERCISE         OUTSTANDING           REMAINING                AVERAGE            EXERCISABLE            AVERAGE
    PRICE                AT 12/31/00        CONTRACTUAL LIFE         EXERCISE PRICE        AT 12/31/00         EXERCISE PRICE
----------------         -----------        ----------------         --------------        -----------         --------------
       $1 to $3                259                6.0                    $ 2.56                   190              $ 3.10
       4 to 9                7,784                8.6                      5.18                 2,104                6.01
       10 to 14              3,338                7.6                     11.32                 1,618               11.17
       15 to 24                864                6.3                     16.25                   536               16.70
                            ------                                                              -----
       1 to 24              12,245                8.1                      7.58                 4,448                8.44

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     The Company has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for fixed options granted to Company employees and directors. For purposes of pro forma unaudited disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information 2000, 1999 and 1998 are as follows and includes compensation expense of approximately $10,400, $12,600 and $14,700 respectively:

                                                        Year Ended December 31,
                                                     -----------------------------
                                                       2000       1999      1998
                                                     --------    -------   -------
Pro forma net income (loss).......................   $(79,660)   $35,555   $45,290
Pro forma net income (loss) per share - basic.....   $  (0.79)   $  0.35   $  0.46
Pro forma net income (loss) per share - diluted...   $  (0.79)   $  0.35   $  0.45

     Options granted in 2000, 1999 and 1998 had weighted-average fair values of $3.42, $5.42 and $8.46 per share, respectively. The fair value of each Common Stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants from all plans in 2000, 1999, and 1998:

                                  2000    1999    1998
                                  ----    ----    ----
     Expected life (years)           5       5       5
     Risk-free interest rate...    6.1%    5.0%    4.9%
     Expected volatility.......     80%     77%     76%
     Expected dividend yield...      0%      0%      0%

NOTE 11 - IMPAIRMENT, RESTRUCTURING, AND OTHER COSTS

     During the second, third and fourth quarters of 2000, the Company recognized impairment, restructuring and other costs of approximately $201,846, and during 1999, the Company recognized merger, restructuring and integration costs of $29,014. The charges are summarized in the following table and discussed in more detail below:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                                2000                     1999
                                                                              --------                  -------
Impairment charges                                                            $170,130
2000 restructuring charges                                                    $ 16,122
Other charges                                                                 $ 15,594                  $29,014
                                                                              --------                  -------
                                                                              $201,846                  $29,014
                                                                              ========                  =======

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)


                               Impairment Charges
                               ------------------

     In the fourth quarter of 2000, the Company recorded a pre-tax non-cash charge of $170,130 related to the impairment of certain service agreements and other assets as follows:

     Impairment of service agreements                                                  $138,128
     Impairment of other assets and estimated loss related to
       termination of service agreements                                                 32,002
                                                                                       --------
                                                                                       $170,130
                                                                                       ========

     FAS 121 requires that companies periodically assess their long lived assets for potential impairment. In accordance with this requirement, from time to time the Company evaluates its intangible assets for impairment. For each of the Company's service agreements, this analysis involves comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset on the Company's balance sheet.

     In 1999, the Company noted a significant increase in operating costs, most notably the cost of pharmaceuticals, which increased by 5% as a percentage of
revenue from 1998 to 1999.   The Company believed that some of this increase was
attributable either to inefficiencies arising directly from the merger and the integration of the formerly separate companies or from delays in implementation of cost containment strategies during the first half of 1999, pending consummation of the merger. In addition, the Company continued to believe that it had developed effective strategies to diversify revenues away from a dependence on drugs and to curtail the increase in drug prices and otherwise contain costs. As the remaining lives of its service agreements were substantially longer than their estimated recovery periods, and because the Company believed that it would be able to reverse or slow many of the negative cost trends, the Company did not believe any impairment provisions were necessary at that time.

     During 2000, the Company continued to experience adverse trends in operating margins. Although the Company's strategies to lower pharmaceutical costs slowed the rate of increase, pharmaceutical costs continued to rise, reducing operating margins during 2000. Single source drug use continued to grow, and treatment protocols involving a greater number of different expensive drugs for each patient were also becoming more common. Based upon the significant increase in the number of oncological pharmaceuticals (which would upon approval be new single source drugs) in development, the Company believed the trend towards increased use of lower margin pharmaceuticals would continue. The Company also experienced increased pressure on reimbursement from payors, including significant initiatives with respect to government programs, to reduce oncology reimbursements, particularly for pharmaceuticals. Moreover, the Company became increasingly aware of growing complexity in the administrative aspects of the practices and rising personnel costs in the health care sector, neither of which were being effectively slowed or stopped by anticipated economies of scale and other efficiencies arising from the merger. Even though the practices' profitability continued to increase significantly during this period, because practices that operate under the net revenue model do not share in increasing operating costs, the Company shared disproportionately in the decline in operating margins. Based upon these trends the Company's management determined during the latter part of 2000 that the cost of operating in the oncology sector was continuing to increase and that this trend was likely to continue, regardless of Company action, in the next several years. For this reason, the Company determined that rising costs, and the Company's disproportionately sharing in these costs under the net revenue model, would be an integral part of its forecast of future cash flows in an impairment analysis with respect to its service agreements.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     In its impairment analysis for the fourth quarter of 2000, the Company incorporated additional assumptions regarding rising cost trends. With respect to service agreements under the net revenue model, the Company has greater exposure in an environment of rising costs because practices retain a portion of revenues before any fees are paid. Therefore, the Company's impairment review focused primarily on net revenue model service agreements. Using current assumptions, many of the Company's net revenue model service agreements would contribute decreasing positive cash flows in the immediate future and then begin contributing negative cash flows. Although management commenced during the fourth quarter of 2000 an initiative to convert net revenue model agreements to earnings model agreements, there can be no assurance as to the number of conversions that will be achieved. Substantial differences between the estimates used in the impairment analysis and actual trends occurring in the future could result in future additional impairment charges, or in certain practices experiencing better than expected future cash flows, than those currently forecast. The charge for impairment of service agreements related to thirteen practices with total net book value of approximately $145,000 as of December 31, 2000 prior to the impairment charge. Certain of the projected cash flows related to services agreements may result in negative cash flows if cost increases continue. No provision has been made for potential losses under these contacts as such amounts are not yet probable and reasonably estimable.

     Based upon this analysis, in the fourth quarter of 2000, the Company recorded a non-cash pretax charge to earnings of approximately $138,128 related to thirteen service agreements, primarily for arrangements under the Net Revenue Model, for which the projected cash flows, based upon management's analysis and evaluations of each market, including the continuation of historical trends, would be insufficient to recover the net book value of the intangible assets.
In projecting the estimated cash flows from the service agreements, the Company assumed net practice revenues would increase at rates of 5% to 8% annually, and that practice costs, including pharmaceutical costs, would increase as a percentage of Company revenues by 1% to 2% annually for the next five years. Assumptions were also made with respect to the level of minimal capital expenditures necessary to maintain projected operations and overhead allocations.

     In addition, the Company is negotiating with seven physician practices to terminate their service agreements, and it has recognized a charge of approximately $32,000 for the difference between the carrying value of the assets related the practices and the consideration expected to be received from the practices upon termination. Service fees from those practices are less than 6% of the Company's service fee revenues for 2000.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

                             Restructuring Charges
                             ---------------------

     In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, with a view to repositioning the Company to effectively execute its strategic and operational initiatives. This analysis focused on non-core assets and activities of the Company to determine whether they were still consistent with the Company's strategic direction. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". As a result of this analysis, during the fourth quarter of 2000, the Company recorded the following charges:

                                     Restructuring                                     Asset                   Accrual
                                    Expense in 2000          Expenditures           Write-downs          at December 31, 2000
                                -----------------------   -------------------   --------------------   ------------------------
Abandonment of IT systems               $ 6,557                                      $ 6,557
Impairment of home health
    business                              6,463                                        6,463
Severance of employment                     466                  $ 36                                            $  430
    agreement
Site closures                             2,636                   562                    655                      1,419
                                        -------                  ----                -------                     ------
Total                                   $16,122                  $598                $13,675                     $1,849
                                        =======                  ====                =======                     ======

     As indicated above, during the fourth quarter of 2000, the Company decided to abandon its efforts to pursue some of its information systems initiatives, including the clinical information systems and e-commerce initiatives, and recognized a charge of $6,557. In one market where the Company agreed to manage the oncology operations of a hospital system, the Company decided to abandon and sell a home health business that is no longer consistent with the Company's strategy in that market. As a result, the Company recorded a charge of $6,463 during the fourth quarter of 2000. As part of the restructuring, the Company terminated the duties of an executive, with contractual severance payments totaling approximately $430 over the next two years. The Company also determined that it will close several sites, abandoning leased and owned facilities, and recognized a charge of $2,636 for remaining lease obligations and the difference in the net book value of the owned real estate and its expected fair value.

     In the first quarter of 2001, the Company announced plans to further reduce overhead costs through consolidating certain departments, closing certain administrative offices and closing additional facilities. The Company anticipates recording a pre-tax charge of approximately $4,000 to $6,000 in the first quarter of 2001 related to severance payments for reduction in workforce, stay bonuses and closure of facilities.

                                 Other Charges
                                 -------------

     During 1999 and 2000, the Company recorded other charges as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2000                 1999
                                                         -------              -------
Merger, restructuring and integration costs                                   $29,014
Cashless stock option exercise costs                     $ 2,462
Investigation and contract separation costs                3,372
Practice receivable write-off                              5,110
Credit Facility and note amendment fees                    2,375
Management recruiting and relocation costs                 1,275
Vacation pay accrual-change in policy                      1,000
                                                         -------              -------
 Total                                                   $15,594              $29,014
                                                         =======              =======

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)

     In the fourth quarter of 2000, the Company recognized a pre-tax $2,462 non-cash charge related to the cashless exercise of 1,600 stock options by the Company's Chairman and Chief Executive Officer (the "optionee"), due to the termination of the stock option plan under which the options were granted, in accordance with Financial Accounting Standards Board (FASB) Interpretation No.
44. To consummate the exercise, the optionee surrendered approximately 1,300 shares having an average strike price of $3.44 to satisfy exercise price and tax liability with respect to all options. As a result of this transaction, the optionee received approximately 300 shares of Common Stock. The Company also expects to realize an offsetting $1,000 reduction in its federal income tax obligations as a result of this transaction.

     During the third quarter and second quarter of 2000, the Company incurred costs of $206 and approximately 1,700 respectively, in connection with the qui tam lawsuits described in Part I, Item 3, of this report, consisting primarily of auditing and legal fees and related expenses. In addition, the Company incurred approximately $1,500 of costs in the second quarter of 2000 consisting of intangible asset and receivable write-downs as a result of terminating its affiliation with a sole practitioner and with the physician practice named in the qui tam lawsuits.

     The Company also recognized impairment and other charges totalling approximately $9,800 in 2000. These charges consist of (i) $5,110 of receivables from affiliated practices which are not considered to be recoverable; (ii) $2,375 for bank and noteholder fees associated with amending the Credit Facilities to accommodate debt covenant compliance; (iii) $1,275 related to expenses to recruit and relocate certain members of the current management team; and (iv) $1,000 for a change in the Company vacation policy.

     In connection with the AOR/PRN merger, the Company incurred total costs of $29,014 to consummate the merger, restructure operating activities and integrate the two organizations. These costs were expensed during 1999.

     The Company's merger costs totaled $14,587 and include professional fees and expenses incurred in connection with the due diligence, negotiation and solicitation of shareholder approval for the transaction, as well as incremental travel costs and contractual change of control payments of approximately $5,000 to the executive management of PRN.

     In 1999, the Company's management made certain decisions to restructure its operations to reduce overlapping personnel and duplicative facilities. The costs of personnel reductions include severance pay for terminated employees and payments attributable to stay bonuses paid before December 31, 1999 for employees providing transition assistance services. The Company also determined that certain furniture, fixtures, leasehold improvements, computer equipment and software was impaired as a result of personnel terminations, facility closings and decisions to harmonize certain information systems. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". The Company's restructuring costs recognized in the year ended December 31, 1999 totaled $7,193 and are summarized as follows:

                                                           PAYMENTS TO                       ACCRUED     PAYMENTS TO      ACCRUED
                                          RESTRUCTURING       SETTLE          ASSET         LIABILITY       SETTLE     LIABILITY AT
                                             EXPENSE       OBLIGATIONS     DISPOSITIONS    AT 12/31/99   OBLIGATIONS     12/31/00
                                          -------------    -----------     ------------    -----------   ------------   ------------
Employee severance and stay bonuses...       $2,097         $(2,097)
Lease terminations....................        2,796            (320)                          $2,476         $(2,476)
Asset impairments.....................        2,300                          $(2,300)
                                             ------          ------           ------          ------         -------    -----------

     Total............................       $7,193         $(2,417)         $(2,300)         $2,476         $(2,476)
                                             ======          ======           ======          ======         =======    ===========

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


     The Company also recognized a deferred income tax benefit for substantially all of these charges in 2000 as many of the items will be deductible for income tax purposes in future periods. An income tax benefit has also been recognized for the 1999 charges, with the exception of certain non-deductible merger costs.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. Total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are $45,700 in 2001, $40,800 in 2002, $36,700 in 2003, $28,200 in 2004, $23,500 in 2005, and $68,900 thereafter. Rental expense under noncancelable operating leases was approximately $57,676 in 2000, $46,632 in 1999, and $34,863 in 1998.

     The Company enters into commitments with various construction companies and equipment vendors in connection with the development of cancer centers. As of December 31, 2000, the Company's commitments were approximately $5,800.

     In December 1997, the Company entered into a $75,000 master operating lease related to integrated cancer centers. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities under operating leases to the Company. The initial term of the lease is for five years and can be renewed in one year increments if approved by the lessor. The Company provides the lessor with substantial residual value guarantees at the end of each facility lease and has purchase options at original cost on each property. Advances under the master lease agreement at December 31, 2000 were $61,800.

     The Company and its affiliated practices maintain insurance with respect to medical malpractice risks on a claims-made basis in amounts believed to be customary and adequate. Management is not aware of any outstanding claims or unasserted claims probable of assertion against it or its affiliated practices which would have a material impact on the Company's financial position or results of operations.

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

     Beginning January 1, 1997, the Company has guaranteed that the amounts retained by the practice will be at least $5,195 annually under the terms of the service agreement with the Company's affiliated practice in Minnesota provided that certain targets are met. Under this agreement, the Company reduced its service fee in 1998 from that practice by $714, and recorded service fee revenue from that practice of $21,665.

     The Company has previously disclosed that it and a formerly affiliated practice are the subject of allegations that their billing practices may violate the Federal False Claims Act. These allegations are contained in two qui tam complaints, commonly referred to as "whistle-blower" lawsuits, filed under seal prior to the AOR/PRN merger. The U.S. Department of Justice has determined that it will not intervene in one of those qui tam suits. In that suit, the individual who filed the complaint may choose to continue to pursue litigation in the absence of government intervention, but has not yet indicated an intent to do so. The Department continues to investigate the other suit, but has not made a decision regarding intervention. The Company understands that the Department is interested in resolving the suit in the near future, but there can be no assurance that a settlement will be reached.

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

     The Company has become aware that it and certain of its subsidiaries and affiliated practices are the subject of additional qui tam lawsuits that remain under seal, meaning that they were filed on a confidential basis with a United States federal court and are not publicly available or disclosable.
Furthermore, the Company may from time to time in the future become aware of additional qui tam lawsuits. To date, the United States has not intervened in any such suit against the Company. Because the complaints are under seal, and because the Department of Justice and the Company are in the process of investigating the claims, the Company is unable to fully assess at this time the materiality of these lawsuits. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

NOTE 13 - RELATED PARTIES

     The Company receives a contractual service fee for providing services to its practices. The Company also advances to its affiliated practices amounts needed for the purchase of pharmaceuticals and medical supplies necessary in the treatment of cancer. The advances are reflected on the Company's balance sheet as due from/to affiliated practices and are reimbursed to the Company as part of the service fee payable under its service agreements with its affiliated practices.

     The Company leases a portion of its medical office space and equipment from entities affiliated with certain of the stockholders of practices affiliated with the Company. Payments under these leases were $3,200 in 2000, $3,300 in 1999, and $3,700 in 1998, and total future commitments are $12,800 as of December 31, 2000.

     The subordinated notes are payable to persons or entities that are also stockholders or holders of rights to receive Common Stock at specified future dates. Total interest expense to these parties was $7,271 in 2000, $6,300 in 1999 and $5,800 in 1998.

     A director and a stockholder is of counsel and previously was a partner of a law firm utilized by the Company. The Company paid $1,176, $816 and $558 for legal services provided by the firm in 2000, 1999 and 1998, respectively.

     Three of the Company's existing directors and three directors holding positions through June 15, 1999 are practicing physicians with practices affiliated with the Company. In 2000, the practices in which these directors participate generated a total net patient revenue of $545,368 of which $112,769 was retained by the practices and $432,599 was included in the Company's revenue. In 1999, the practices in which these directors participate generated total net patient revenues of $516,000 of which $110,300 was retained by the practices and $405,700 was included in the Company's revenue. In 1998, the practices in which these directors participate generated total net patient revenues of $94,467 of which $21,620 was retained by the practices and $72,847 was included in the Company's revenue.

     The Company and TOPA are parties to a service agreement pursuant to which the Company provides TOPA with facilities, equipment, non-physician personnel, and administrative, management, and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. The service fee under the TOPA service agreement is equal to 35% of the earnings (professional and research revenues earned by the affiliated practice less direct expenses) of that practice before interest and taxes ("Earnings") plus direct expenses of the related practice locations. Direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, salaries and benefits of non-physician employees, medical supply expense and pharmaceuticals. In 2000, 1999, and 1998, TOPA paid the Company an aggregate of approximately $319,000 $270,000 and $260,000 respectively, pursuant to the TOPA service agreement. Dr. Jones, a director of the Company, and Dr. Bailes, an executive of the Company, are employed by TOPA. TOPA beneficially owns approximately 4.5% of the Company's outstanding common stock. At December 31, 2000 and 1999, TOPA was indebted to the Company in the aggregate amount of approximately $7,791 and $10,137 respectively. This indebtedness was incurred when the Company advanced working capital to TOPA for various uses, including the development of new markets and physician salaries and bonuses. This indebtedness bears interest at a rate negotiated by the Company and TOPA that approximates the prime lending rate (9.5% at December 31, 2000). Effective November 1, 1998, the Company and TOPA entered into a Second Amended and Restated Service Agreement. The significant changes in the service agreement effected by the Second Amended and Restated Service Agreement are (i) TOPA no longer participates in the earnings of PRN Research,

                               US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollars and shares in thousands except per share data)

Inc.; (ii) TOPA no longer participates in the earnings of the Company's imaging centers; (iii) the term of the service agreement was extended for three years; and (iv) the provisions of the covenant not to compete that TOPA enters into with physicians were strengthened. In consideration for entering into the amended agreement, the Company paid TOPA $1,500 in 1998 and $7,500 in 1999. Because of the expected economic benefits to be received by the Company, the Company recorded the payments to TOPA as an increase in the value of the service agreement with TOPA and an offset of TOPA's indebtedness to the Company.

     The Company leases facilities from affiliates of Baylor University Medical Center ("BUMC"). Additionally, affiliates of BUMC provide the Company various services, including telecommunications and maintenance services. Mr. Powell, a director of the Company, is Chairman of Baylor Health Care System, of which BUMC is a component. In 2000, 1999 and 1998, payments by the Company to BUMC totaled an aggregate of approximately $3,300, $2,400 and $3,900, respectively, for these services.

     As part of the consideration for Minnesota Oncology Hematology, P.A. ("MOHPA") entering into its service agreement with the Company, the Company was required to make quarterly payments of $464 to MOHPA through July 1, 2000. During 2000 and 1999, the Company paid MOHPA $928 and $1,856 respectively, pursuant to such quarterly payments. In addition, the Company is required to issue a prescribed number of shares of the Company's common stock to MOHPA on July 1 of each year through July 1, 2001. During 2000 and 1999, the Company issued 176 and 104 shares of Common Stock to MOHPA pursuant to such yearly issuances. A shareholder of MOHPA is currently a director of the Company.

     The Company enters into medical director agreements with certain of its affiliated physicians. Under a typical medical director agreement, the Company retains an affiliated physician to advise the Company on a specific initiative or matter, such as blood and marrow stem cell transplantation or clinical research, and, in return, the Company pays to the affiliated physician a medical director fee, typically $100 to $250 annually. During 2000, 1999 and 1998, the Company had agreements with four, seven and six medical directors under which the Company paid $485, $875 and $567, respectively.

     In December 1999, the Company purchased a home health company for approximately $8,000 from a group of individuals, including certain physicians to whom the Company provides services. The Company has realigned its business operations in that market and intends to sell the home health business and has recognized a loss of $6,463 to reflect the net realizable value upon sale.

NOTE 14 - QUARTERLY FINANCIAL DATA

     The following table presents unaudited quarterly information:

                                                      2000 QUARTER  ENDED                                     1999 QUARTER ENDED
                                                      -------------------                                    --------------------
                                           DEC 31      SEP 30     JUN 30     MAR 31     DEC 31     SEP 30     JUN 30      MAR 31
                                         ----------   --------   --------   --------   --------   --------   ---------   --------
Net revenue...........................   $ 355,836    $337,310   $326,506   $304,502   $299,526   $277,789   $266,412    $249,214
Income (loss) from operations.........    (183,168)     26,126     22,078     26,517     20,836     26,991      9,338      31,076
Other income..........................                                        27,566     14,431
Net income (loss).....................    (123,342)     11,608      9,976     29,115     17,871     14,983     (1,214)     16,515
Net income (loss) per share-basic.....       (1.25)        .12        .10        .29        .18        .15       (.01)        .17
Net income (loss) per share-diluted...       (1.25)        .12        .10        .29        .18        .15       (.01)        .16

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Proxy Statement issued in connection with the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the captions, "Election of Directors" and "Executive Officers" information required by Item 10 of Form 10-K as to directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The Proxy Statement issued in connection with the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Compensation of Executive Officers" information required by Item 11 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement issued in connection with the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Beneficial Ownership of US Oncology, Inc. Common Stock" information required by Item 12 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement issued in connection with the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are files as a part of this report:
     1.        Financial Statements:  See Item 8 of this report
     2.        Financial Statement Schedules:  See Item 8 of this report
     3.        Exhibit Index

  Exhibit
    No.                            Description
----------                         -----------

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

     3.2 Amended and Restated By-Laws of the Company, with Amendment effective March 22, 2001.

     4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997).

     4.2 Form of 8.42% Senior Secured Note due 2006 (Filed as Exhibit 4.2 to the Company's 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

     10.13* Form of Executive Employment Agreement. (Filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

     10.14 Form of Note Purchase Agreement, dated November 24, 1999, executed by the Company in favor of the various Purchasers (as defined therein). (Filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

     10.15 Second Amendment to Fourth Amended and Restated Loan Agreement among the Company and First Union National Bank, as agent, and the various Lenders identified therein.

     10.16 Fourth Amendment to Certain Operating Agreements by and among the Company, various of its subsidiaries, First Security Bank, National association as owner trustee, various Lenders and Holders (as defined therein) and First Union National Bank as Agent

     10.17 Amendment to Note Purchase Agreements among the Company and the various holders identified therein.

     10.18* US Oncology, Inc. Chief Executive Officer Stock Option Plan and Agreement

     21.1    Subsidiaries of the Registrant

     23.1    Consent of PricewaterhouseCoopers LLP

     23.2    Consent of Arthur Andersen LLP
     _____________________
     *Indicates agreement related to executive compensation

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS ______ DAY OF MARCH, 2001.

                                    US ONCOLOGY, INC.


                                    By:  /s/ Bruce D. Broussard
                                       -------------------------
                                       Bruce D. Broussard
                                       Chief Financial Officer and Treasurer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                                                TITLE                          DATE

         /s/ R. Dale Ross                  Chairman of the Board,               March 24, 2001
----------------------------------------   Chief Executive Officer and
         R. Dale Ross                      Director

         /s/ Bruce D. Broussard            Chief Financial Officer              March 24, 2001
----------------------------------------   and Treasurer [Principal Financial and Accounting Officer]
         Bruce D. Broussard

         /s/ Russell L. Carson             Director                             March 24, 2001
----------------------------------------
         Russell L. Carson

         /s/ James E. Dalton               Director                             March 24, 2001
----------------------------------------
         James E. Dalton

         /s/ Richard B. Mayor              Director                             March 24, 2001
----------------------------------------
         Richard B. Mayor

                                           Director
----------------------------------------
         Robert A. Ortenzio

         /s/ Edward E. Rogoff, M.D.        Director                             March 24, 2001
----------------------------------------
         Edward E. Rogoff, M.D.

         /s/ J. Taylor Crandall            Director                             March 24, 2001
----------------------------------------
         J. Taylor Crandall

         /s/ Nancy G. Brinker              Director                             March 24, 2001
----------------------------------------
         Nancy G. Brinker

         /s/ Boone Powell, Jr.             Director                             March 24, 2001
----------------------------------------
         Boone Powell, Jr.

         /s/ Stephen E. Jones, M.D.        Director                             March 24, 2001
----------------------------------------
         Stephen E. Jones, M.D.

         /s/ Burton S. Schwartz, M.D.      Director                             March 24, 2001
----------------------------------------
         Burton S. Schwartz, M.D.

         /s/ Lloyd K. Everson, M.D.        Director                             March 24, 2001
----------------------------------------
         Lloyd K. Everson, M.D.