Form 10-Q
period 2001-03-31
US ONCOLOGY INC
filed 2001-05-14
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001
                                   Or
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (832) 601-8766
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  X    NO
                                                 -----     ------

   As of May 2, 2001, 94,418,025 shares of the Registrant's Common Stock were outstanding. In addition, as of May 2, 2001, the Registrant had agreed to deliver 9,724,722 shares of its Common Stock on certain future dates for no additional consideration.

                               US ONCOLOGY, INC.
                                   FORM 10-Q
                                 MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION
         Item 1. Condensed Consolidated Financial Statements............  3

                 Condensed Consolidated Balance Sheet...................  3

                 Condensed Consolidated Statement of Operations and
                   Comprehensive Income.................................  4

                 Condensed Consolidated Statement of Cash Flows.........  5

                 Notes to Condensed Consolidated Financial Statements...  6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................. 11

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risks......................................... 19

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings...................................... 20

         Item 2. Changes in Securities.................................. 21

         Item 6. Exhibits and Reports on Form 8-K....................... 22

SIGNATURES.............................................................. 23

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               US ONCOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)


                                                                                       MARCH 31,                  DECEMBER 31,
                                                                                         2001                         2000
                                                                                      -----------                 -----------
                                    ASSETS                                            (UNAUDITED)
Current assets:
 Cash and equivalents.......................................................          $   11,516                  $    3,389
 Accounts receivable........................................................             342,818                     337,360
 Prepaid expenses and other current assets..................................              47,633                      44,904
 Due from affiliates........................................................              53,276                      72,380
                                                                                      ----------                  ----------
      Total current assets..................................................             455,243                     458,033
Property and equipment, net.................................................             275,098                     270,299
Service agreements, net.....................................................             392,958                     398,397
Deferred income taxes.......................................................              38,102                      38,404
Other assets................................................................              25,512                      25,929
                                                                                      ----------                  ----------
                                                                                      $1,186,913                  $1,191,062
                                                                                      ==========                  ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term indebtedness.................................        $   24,876                  $   23,910
 Accounts payable.............................................................           149,976                     153,980
 Due to affiliates............................................................             9,084                       8,044
 Income taxes payable.........................................................            13,863                       9,154
 Other accrued liabilities....................................................            78,860                      73,933
                                                                                      ----------                  ----------
      Total current liabilities...............................................           276,659                     269,021
Long-term indebtedness........................................................           279,558                     300,213
                                                                                      ----------                  ----------
      Total liabilities.......................................................           556,217                     569,234
Minority interest.............................................................             1,490                       1,506

Stockholders' equity:
 Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding............................................................
 Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding......................................
 Common Stock, $.01 par value, 250,000 shares authorized, 94,136 and 93,837
   issued, 89,980 and 89,299 outstanding......................................               941                         939
 Additional paid in capital...................................................           460,000                     457,348
 Common Stock to be issued, approximately 9,806 and 10,370 shares.............            66,348                      69,666
 Treasury Stock, 4,156 and 4,538 shares.......................................           (19,751)                    (21,416)
 Retained earnings............................................................           121,668                     113,785
                                                                                      ----------                  ----------
      Total stockholders' equity..............................................           629,206                     620,322
                                                                                      ----------                  ----------
                                                                                      $1,186,913                  $1,191,062
                                                                                      ==========                  ==========

                               US ONCOLOGY, INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (UNAUDITED)



                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                          ----------------------------
                                                             2001               2000
                                                          ---------           --------

Revenue..........................................          $365,651           $304,502
Operating expenses
      Pharmaceuticals and supplies...............           187,873            147,670
      Field compensation and benefits............            78,319             61,194
      Other field costs..........................            44,999             37,146
      General and administrative.................            11,986             13,613
      Depreciation and amortization..............            17,153             18,362
      Restructuring charges......................             5,868                 --
                                                           --------           --------
                                                            346,198            277,985
                                                           --------           --------
Income from operations...........................            19,453             26,517
Interest expense, net............................            (6,739)            (7,124)
Gain on investment in common stock...............                --             27,566
                                                           --------           --------
Income before income taxes.......................            12,714             46,959
Income tax provision.............................             4,831             17,844
                                                           --------           --------
Net income and comprehensive income..............          $  7,883           $ 29,115
                                                           --------           --------


Net income per share - basic.....................             $0.08              $0.29
                                                           ========           ========

Shares used in per share calculations - basic....            99,586            101,743
                                                           ========           ========

Net income per share - diluted...................             $0.08              $0.29
                                                           ========           ========

Shares used in per share calculations - diluted..           100,049            101,940
                                                           ========           ========

                               US ONCOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)


                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                     -------------------------------
                                                                                        2001                   2000
                                                                                     --------               --------
Cash flows from operating activities:
   Net income...........................................................             $  7,883               $ 29,115
Non cash adjustments:
   Restructuring charges................................................                  331                     --
   Realized gain on investment in common stock..........................                   --                (27,566)
   Depreciation and amortization........................................               17,153                 18,362
   Deferred income taxes................................................                  302                  2,137
   (Earnings)losses in joint ventures...................................                  (16)                   158
Changes in operating assets and liabilities:............................               17,200                 16,158
                                                                                     --------               --------
          Net cash provided by operating activities.....................               42,853                 38,364
                                                                                     --------               --------
Cash flows from investing activities:
   Acquisition of property and equipment................................              (17,235)               (17,162)
   Net payments in affiliation transactions.............................                 (565)                (3,230)
   Proceeds from sale of investment in common stock.....................                   --                 54,824
                                                                                     --------               --------
          Net cash (used) provided by investing activities..............              (17,800)                34,432
                                                                                     --------               --------
Cash flows from financing activities:
   Proceeds from Credit Facility........................................               20,000                 15,000
   Repayment of Credit Facility.........................................              (30,000)               (69,000)
   Repayment of other indebtedness......................................               (8,155)                (9,919)
   Proceeds from exercise of options....................................                1,229                    453
                                                                                     --------               --------
           Net cash used by financing activities........................              (16,926)               (63,466)
                                                                                     --------               --------
Increase in cash and equivalents........................................                8,127                  9,330
Cash and equivalents:
   Beginning of period..................................................                3,389                 11,381
                                                                                     --------               --------
   End of period........................................................             $ 11,516               $ 20,711
                                                                                     ========               ========

Interest paid...........................................................             $  6,213               $  5,774

Taxes paid..............................................................             $     --               $     26
Non cash transactions:
   Value of Common Stock to be issued in affiliation transactions.......             $    337               $  1,935
   Delivery of Common Stock in affiliation transactions.................                3,091                  8,856
   Debt issued in affiliation transactions..............................                1,145                  2,129
   Debt issued to finance insurance premiums............................                   --                  1,315

                               US ONCOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in US Oncology, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 28, 2001.

NOTE 2 - REVENUE

Net patient revenue for services to patients by the practices affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net patient revenue of the practices is reduced by amounts retained by the practices under the Company's service agreements to arrive at the Company's service revenue.

Amounts retained by the affiliated physician practices for physician compensation are primarily derived under two service agreement models. Under the first model (the net revenue model), amounts retained by physician practices are based upon a specified amount (typically 23% of net revenue) and, if certain financial criteria are satisfied, an incremental performance-based amount.
Under the second model (the earnings model), amounts retained by practices are based upon a percentage (typically 65% - 75%) of the difference between net patient revenues less direct expenses, excluding interest expense and taxes.

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                            Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                       2001             2000
                                                     --------         --------
Net patient revenue...............................   $471,585         $400,247
Amounts retained by practices.....................    105,934           95,745
                                                     --------         --------
Revenue...........................................   $365,651         $304,502
                                                     ========         ========

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)


The Company's most significant service agreement, which is the only service agreement that represents more than 10% of the Company's total revenue, is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 24% and 25% of the Company's total revenue for the three months ended March 31, 2001 and 2000, respectively.

NOTE 3 - RESTRUCTURING CHARGES

In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, with a view to repositioning the Company to effectively execute its strategic and operational initiatives. This analysis focused on non-core assets and activities of the Company to determine whether they were still consistent with the Company's strategic direction. As a result of this analysis, during the fourth quarter of 2000, the Company recorded the following restructuring charges:

                                 RESTRUCTURING   PAYMENTS TO                                     PAYMENTS TO
                                   EXPENSES        SETTLE         ASSET         ACCRUAL AT         SETTLE        ACCRUAL AT
                                    IN 2000      OBLIGATIONS   WRITE-DOWNS   DECEMBER 31, 2000   OBLIGATIONS   MARCH 31, 2001
                                 -------------   -----------   -----------   -----------------   -----------   --------------
Abandonment of IT systems              $ 6,557                     $ 6,557
Impairment of home
    health business                      6,463                       6,463
Severance of employment
    agreement                              466          $ 36                            $  430          $ 54           $  376
Site closures                            2,636           562           655               1,419            99            1,320
                                       -------          ----       -------              ------          ----           ------
Total                                  $16,122          $598       $13,675              $1,849          $153           $1,696
                                       =======          ====       =======              ======          ====           ======

The Company has recognized a deferred income tax benefit for substantially all of these charges as many of these items will be deductible for income tax purposes in subsequent periods.

In the first quarter of 2001, the Company announced plans to further reduce overhead costs through reductions in corporate staff, consolidating certain administrative offices, closing additional facilities and abandoning certain software applications. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". As a result, the Company recorded the following pre-tax restructuring charges during the first quarter of 2001:

                                                                          PAYMENTS TO
                                                          RESTRUCTURING     SETTLE        ACCRUAL AT
                                                            EXPENSES      OBLIGATIONS   MARCH 31, 2001
                                                          -------------   -----------   --------------
Costs related to personnel reductions                            $3,113        $1,868           $1,245
Closure of  facilities                                            2,455            73            2,382
Abandonment of software applications                                300            --              300
                                                                 ------        ------           ------
Total                                                            $5,868        $1,941           $3,927
                                                                 ======        ======           ======

As indicated above, during the first quarter of 2001, the Company announced plans to reduce corporate overhead and eliminated approximately 50 positions. As a result, the Company recorded a charge of $3.1 million during the first quarter. The Company also determined that it will close several sites, abandoning leased facilities, and recognized a charge of $2.5 million for remaining lease obligations and related improvements. In addition, the Company decided to abandon certain software applications and recorded a charge of $300,000.

NOTE 4 - CAPITALIZATION

In March 2000, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock in public or private
transactions.   Through December 31, 2000, the Company acquired 5,057,786 shares of Common Stock at an average price of $4.72 per share. During the first quarter of 2001, the Company issued 381,524 shares from Treasury Stock to affiliated physicians in satisfaction of the Company's obligation to issue Common Stock in connection with affiliation transactions.

NOTE 5 - CREDIT FACILITY AND MASTER LEASE

Credit Facility

Effective June 15, 1999, in connection with the merger of Physician Reliance Network, Inc. and a subsidiary of the Company (the Merger), the Company executed a $275 million revolving credit facility (Credit Facility) with First Union National Bank (First Union), individually and as Administrative Agent for eight additional lenders ("Lenders"). The Credit Facility consisted of a $175 million five-year revolving credit facility (Revolver) and a $100 million 364-day revolving credit facility. The Company allowed the $100 million 364-day revolving credit facility to terminate at its maturity in June 2000, as the Company did not anticipate requiring any borrowings under such facility for the remainder of 2000. Initial proceeds under the Revolver were used to refinance existing debt and to pay certain transaction fees and expenses in connection with the Credit Facility and the Merger. Proceeds of loans under the Credit Facility may be used to finance affiliation transactions, to provide working capital and for other general corporate uses. As of March 31, 2001, the Company had an outstanding balance of $115 million under the $175 million Credit Facility. The Company has classified borrowings under the Credit Facility as long-term indebtedness due to its ability and intent to maintain the borrowings beyond the next twelve months.

Borrowings under the Credit Facility are secured by all capital stock of the Company's subsidiaries, all of the Company's service agreements and all accounts receivable of the Company. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of March 31, 2001, the weighted average interest rate on all outstanding draws under the Credit Facility was 6.40%.

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

Master Lease

Effective June 15, 1999, the Company amended its $75 million master lease agreement related to integrated cancer centers to extend the construction and acquisition period through December 2000. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities to the Company. The initial term of the lease is for five years and can be renewed in one-year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option. Advances under the master lease agreement as of March 31, 2001 were $70.5 million.

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)


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

The table below summarizes the determination of shares used in per share calculations (in thousands):

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                              --------------------------
                                                                                2001              2000
                                                                              --------          --------
Outstanding at end of period:
     Common Stock...................................................             94,136          90,919
     Common Stock to be issued......................................              9,806          11,002
                                                                                -------         -------
                                                                                103,942         101,921
     Effect of weighting and Treasury Stock.........................             (4,356)           (178)
                                                                                -------         -------
Shares used in per share calculations-basic.........................             99,586         101,743

Effect of weighting and assumed share equivalents for grants
                                                                                -------         -------
  of stock options at less than the weighted average price..........                463             197
                                                                                -------         -------
Shares used in per share calculations-diluted.......................            100,049         101,940
                                                                                =======         =======
Anti-dilutive stock options not included above......................              4,569           7,202
                                                                                =======         =======

NOTE 7 - COMMITMENTS AND CONTINGENCIES

As disclosed in Part II, Item 1, under the heading "Legal Proceedings," the Company is aware that it and certain of its subsidiaries and affiliated practices are the subject of allegations that their billing practices may violate the Federal False Claims Act. These allegations are contained in qui tam lawsuits filed under seal. Because the complaints are under seal, and because the Department of Justice and the Company are in the process of investigating the claims, the Company is unable to fully assess at this time the materiality of these lawsuits. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

NOTE 8 - RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), and in June 2000, issued Statement of Financial Accounting Standards No. 138 (FAS 138), an amendment of FAS 133. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statements require the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The Company has historically not engaged in significant derivative instrument activity. Adoption of FAS 133 has not had a material effect on the Company's financial position or operating results.

                               US ONCOLOGY, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140). FAS 140 is effective for fiscal years ending after December 15, 2000. The statement replaces FASB Statement No. 125 and revises the standards for accounting and disclosure for securitizations and other transfers of financial assets and collateral. FAS 140 carries over most of FASB Statement No. 125's provisions without reconsideration and, as such, the adoption of this standard has not had a material effect on its consolidated financial position or results of operations.

The FASB has issued an Exposure Draft on Accounting for Business Combinations, which would prospectively eliminate the pooling of interests method of accounting and the amortization of goodwill. This Exposure Draft is expected to be approved in June 2001 and its proposed changes would begin immediately thereafter. The Company has $12.2 million of goodwill included in its balance sheet at March 31, 2001. Goodwill amortization for the three months ended March 31, 2001 and 2000 was $140,000 and $160,000, respectively, and is currently expected to approximate $340,000 for the year ended December 31, 2001 before the provisions of the Exposure Draft are applied. Approval of the Exposure Draft in its current form would not result in the elimination of amortization of the Company's service agreements because under the scope of the Exposure Draft only goodwill resulting from acquisitions under the purchase method of accounting, and not other identifiable intangible assets, is subject to being no longer amortized.

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


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

 . Coordinate and manage cancer drug research trials for pharmaceutical and biotechnology companies

 . Purchase and manage the inventory of cancer related drugs for affiliated practices

The Company's network provides cancer care services to patients through oncology practices comprising over 450 sites, with over 7,500 employees and over 850 physicians. The Company is not a provider of medical services, but it provides comprehensive services to the practices, including management and capital resources and data management, accounting, compliance and other administrative services. The affiliated practices offer comprehensive and coordinated medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology and blood and marrow stem cell transplantation. The Company believes that its strategy of providing comprehensive development, financial and management services to its affiliated practices enables them to provide the highest quality, most cost-effective care in local communities, resulting in economic and operational benefits to the practices.

The Company's revenue consists primarily of service fees paid by the practices. The Company and its affiliated practices have entered into long-term agreements under which the Company provides its comprehensive services to practices, and the practices pay a fee and reimburse the Company for all practice costs. Under some agreements, the fees are based on practice earnings before income taxes (earnings model). In others, the fee consists of a fixed fee, a percentage fee (in most states) of the practice's net revenues and, if certain performance criteria are met, a performance fee (net revenue model). Where the Company's service agreement follows the net revenue model, the practice is entitled to retain a fixed portion of net revenue before any service fee (other than practice operating costs) is paid to the Company.

In the fourth quarter of 2000, the Company implemented a strategy to focus on developing and managing integrated cancer centers and PET centers, leveraging its existing clinical research platform and aligning the interests of affiliated physician practices more closely with the Company's interests. To obtain the benefits from these opportunities, the Company developed the following objectives:

 .  Convert practices from the net revenue model to the earnings model

 . Sever relationships with affiliated practices and businesses not consistent with the Company's strategy

 .  Eliminate non-core corporate expenses and capital projects

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)


The Company believes that the earnings model properly aligns practice priorities with proper cost control, with the Company and the practice sharing proportionately in practice profitability. The Company is currently in the process of trying to reach agreement with those practices whose fees are calculated on the net revenue model to convert to the earnings model. During the first quarter of 2001, one practice accounting for 4.9% of 2000 net patient revenue converted to the earnings model. Effective since March 31, 2001, six practices accounting for 9.3% of net patient revenue in the first three months of 2001 have converted from the net revenue model to the earnings model.

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

US Oncology's business and results of operations are subject to risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and US Oncology stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Factors that could cause actual results to differ materially include, but are not limited to, conversion of net revenue model agreements to earnings model agreements, government regulation and enforcement, reimbursement for healthcare services, particularly including reimbursement for pharmaceuticals, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, and the operations of the Company's affiliated physician practices. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, particularly the section entitled "Risk Factors," for a more detailed discussion of certain of these risks and uncertainties.

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

RESULTS OF OPERATIONS

The Company is affiliated with the following number of physicians by specialty:

                                                             March 31,
                                                     --------------------------
                                                        2001            2000
                                                        ----            ----
Medical oncologists...............................       686             663
Radiation oncologists.............................       121             106
Other.............................................        53              58
                                                        ----            ----
                                                         860             827
                                                        ====            ====

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)



The following table sets forth the sources for growth in the number of physicians affiliated with the Company:

                                                           Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                        2001          2000
                                                        ----          ----
Affiliated physicians, beginning of period......         869           806
Physician practice affiliations.................           6             7
Recruited physicians............................           8            14
Retiring/other..................................         (23)           --
                                                        ----          ----
Affiliated physicians, end of period............         860           827
                                                        ====          ====

The following table sets forth the key operating statistics as a measure of the volume of services provided by the practices:

                                                          Three Months
                                                         Ended March 31,
                                                   ----------------------------
                                                        2001             2000
                                                      --------         --------
Medical oncology visits.........................       54,171           50,938
Radiation treatments............................      158,784          139,136
PET scans.......................................          992              442
Research accruals...............................          951              924

The following table sets forth the number of cancer centers and Positron Emission Tomography (PET) machines managed by the Company:

                                                               March 31,
                                                     --------------------------
                                                        2001            2000
                                                        ----            ----
Cancer centers....................................       72              66
PET machines......................................        4               1

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)


The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations and Comprehensive Income. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                     --------------------------
                                                         2001          2000
                                                        -----         -----
Revenue...........................................      100.0%        100.0%
Operating expenses:
 Pharmaceuticals and supplies.....................       51.4          48.5
 Practice compensation and benefits...............       21.4          20.1
 Other practice costs.............................       12.3          12.2
 General and administrative.......................        3.3           4.5
 Restructuring charges............................        1.6            --
 Depreciation and amortization....................        4.7           6.0
                                                        -----         -----
Income from operations............................        5.3           8.7
Net interest expense..............................        1.8           2.3
Other income......................................         --          (9.0)
                                                        -----         -----
Income before income taxes........................        3.5          15.4
Income tax provision..............................        1.3           5.8
                                                        -----         -----
Net income........................................        2.2%          9.6%
                                                        =====         =====

Overall, the Company experienced a decrease in operating margins from the first three months of 2000 to the first three months of 2001, with earnings before taxes, interest, depreciation, amortization, ("EBITDA"), as a percentage of revenue, declining from 14.7% to 11.6%, excluding restructuring charges and other income. A number of factors contributed to the decrease in operating margins, including: (i) the continued increase in utilization of more expensive single source drugs, (ii) increase in field personnel costs, and (iii) affiliated practices under the net revenue model not bearing their proportionate share of increased operating costs.

  Revenue. Revenue increased from $304.5 million for the first three months of 2000 to $365.7 million for the first three months of 2001, an increase of $61.1
million, or 20.1%.   The growth in revenue is attributable to the growth in
affiliated practices' net patient revenue offset by amounts retained by the practices. The following presents the amounts included in determination of the Company's revenue (in thousands):

                                                           Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                        2001          2000
                                                      --------      --------
Net patient revenue................................   $471,585      $400,247
Amounts retained by the practices..................    105,934        95,745
                                                      --------      --------
Revenue............................................   $365,651      $304,502
                                                      ========      ========

Net patient revenue for services to patients by the practices is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)


final settlements are determined. Net patient revenue of the practices is reduced by amounts retained by the practices under the Company's service agreement to arrive at the Company's revenue.

Net patient revenue growth is attributable to an increase in: (i) medical oncology services, (ii) anticancer pharmaceuticals and (iii) radiation and diagnostic revenue. The increase in medical oncology services is attributable to an increase in medical oncology visits of existing practices, combined with the addition of 35 physicians since March 31, 2000. The increase in anticancer pharmaceuticals revenue is attributable to the growth in medical oncology services, coupled with a continued increase in utilization of more expensive, lower margin drugs, principally single-source drugs. The increase in radiation and diagnostic revenue is primarily attributable to the opening of six additional cancer centers since March 31, 2000.

Amounts retained by practices increased from $95.7 million for the first three months of 2000 to $105.9 million for the first three months of 2001, an increase of $10.2 million, or 10.6%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. The following is the net patient revenue attributed to the Company's two principal service fee models-- the earnings model and the net revenue model (in thousands):

                                                                               Three Months
                                                                              Ended March 31,
                                                     ----------------------------------------------------------------------
                                                                    2001                                 2000
                                                                  --------                             --------
                                                         REVENUE             %               Revenue              %
                                                     ---------------   --------------    ---------------   ---------------
Net Revenue Model.................................      $257,049             54.5%          $232,398              58.1%
Earnings Model  ..................................       207,284             44.0%           154,271              38.5%
Other.............................................         7,252              1.5%            13,578               3.4%
                                                        --------            -----           --------             -----
                                                        $471,585            100.0%          $400,247             100.0%
                                                        ========            =====           ========             =====

For the first three months of 2001, 54.5% of net patient revenue was derived from net revenue model service agreements, and 44.0% was derived from earnings model service agreements, as compared to 58.1% and 38.5%, respectively, in 2000. The Company announced in November 2000 its initiative to convert net revenue model agreements to earnings model agreements. The Company believes the earnings model properly aligns practice priorities with proper cost control, with the Company and the practice sharing proportionately in revenue, operating costs and profitability. During the first quarter of 2001, one practice accounting for 4.9% of 2000 net patient revenue converted to the earnings model. Effective since March 31, 2001, six practices accounting for 9.3% of net patient revenue in the first three months of 2001 have converted from the net revenue model to the earnings model.

Medicare and Medicaid are the practices' largest payors. During the first three months of 2001, approximately 37% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 35% was so derived in the comparable period last year. This percentage varies among practices. No other single payor accounted for more than 10% of the Company's revenues in the first quarter of 2001 and 2000.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $147.7 million in the first three months of 2000 to $187.9 million in 2001, an increase of $40.2 million, or 27.2%. As a percentage of revenue, pharmaceuticals and supplies increased from 48.5% in 2000 to 51.4% in 2001.
This increase was primarily due to: (i) a shift in the revenue mix to a higher percentage of revenue from drugs, (ii) increases in acquisition prices of drugs,
(iii) a shift towards increased usage of single source, lower margin drugs and
(iv) with respect to practices operating under the net revenue model, the Company's disproportionately bearing the impact of increasing operating costs.

Management expects that third-party payors, particularly government payors, will continue to negotiate or mandate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)


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

  Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of the operating units' employees, increased from $61.2 million in 2000 to $78.3 million in 2001, an increase of $17.1 million or 28.0%. As a percentage of revenue, field compensation and benefits increased from 20.1% in 2000 to 21.4% in 2001. The increase is attributed to increasing complexity of the Company's business operations and increases in employee compensation rates to be more competitive with market rates and the effects of the net revenue model.

  Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $37.1 million in 2000 to $45.0 million in 2001, an increase of $7.9 million or 21.1%. This increase in other field costs is due to increased facilities and activity levels. As a percentage of revenue, other field costs increased from 12.2% in 2000 to 12.3% in 2001.

  General and Administrative. General and administrative expenses decreased from $13.6 million in 2000 to $12.0 million in 2001, a decrease of $1.6 million, or 12.0%. As a percentage of revenue, general and administrative costs increased from 4.5% in 2000 to 3.3% for 2001. The Company restructured general and administrative departments in the first quarter of 2001, including eliminating approximately 50 corporate positions, closing offices and abandoning certain software applications. The Company believes the restructuring will reduce general and administrative costs, as a percentage of revenue, prospectively.

  Restructuring Charges. In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, with a view to repositioning the Company to effectively execute its strategic and operational initiatives. This analysis focused on non-core assets and activities of the Company to determine whether they were still consistent with the Company's strategic direction. As a result of this analysis, during the fourth quarter of 2000, the Company recorded the following charges:

                                 RESTRUCTURING   PAYMENTS TO                                     PAYMENTS TO
                                   EXPENSES        SETTLE         ASSET         ACCRUAL AT         SETTLE        ACCRUAL AT
                                    IN 2000      OBLIGATIONS   WRITE-DOWNS   DECEMBER 31, 2000   OBLIGATIONS   MARCH 31, 2001
                                 -------------   -----------   -----------   -----------------   -----------   --------------
Abandonment of IT systems              $ 6,557                     $ 6,557
Impairment of home
    health business                      6,463                       6,463
Severance of employment
    Agreement                              466          $ 36                            $  430          $ 54           $  376
Site closures                            2,636           562           655               1,419            99            1,320
                                       -------          ----       -------              ------          ----           ------
Total                                  $16,122          $598       $13,675              $1,849          $153           $1,696
                                       =======          ====       =======              ======          ====           ======

During the first quarter of 2001, the Company announced plans to further reduce overhead costs and recognized pre-tax restructuring charges of $5.9 million. The charges are summarized in the following table and discussed in more detail below (in thousands):

                                                                          PAYMENTS TO
                                                          RESTRUCTURING     SETTLE        ACCRUAL AT
                                                            EXPENSES      OBLIGATIONS   MARCH 31, 2001
                                                          -------------   -----------   --------------
Costs related to personnel reductions                        $3,113          $1,868          $1,245
Closure of  facilities                                        2,455              73           2,382
Abandonment of software applications                            300              --             300
                                                             ------          ------          ------
Total                                                        $5,868          $1,941          $3,927
                                                             ======          ======          ======

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)


As indicated above, during the first quarter of 2001, the Company announced plans to reduce corporate overhead and eliminated approximately 50 positions. As a result, the Company recorded a charge of $3.1 million during the first quarter. The Company also determined that it will close several sites, abandoning leased facilities, and recognized a charge of $2.5 million for remaining lease obligations and related improvements. In addition, the Company decided to abandon certain software applications and recorded a charge of $300,000.

  Other Income. Other income of $27.6 million in the first three months of 2000 represents the recognition of the remaining gain on shares of common stock of ILEX Oncology, Inc. owned by the Company. A previous gain of $14.4 million was recognized during the fourth quarter of 1999 as a result of the Company's reclassification of the ILEX stock as a trading security. The Company sold the stock during the first quarter of 2000.

  Interest. Net interest expense decreased from $7.1 million in the first three months of 2000 to $6.7 million for the first three months of 2001, a decrease of $400,000 or 5.4%. As a percentage of revenue, net interest expense was 2.3% and 1.8% for the first three months of 2000 and 2001, respectively. Such decreases are due to lower borrowing levels during the first three months of 2001.

  Income Taxes. For the first three months of 2001, the Company recognized a tax expense of $4.8 million resulting in an effective tax rate of 38.0%, which is consistent with the same prior year period.

  Net Income. Net income decreased from $29.1 million in the first three months of 2000 to $7.9 million in the first three months of 2001, a decrease of $21.2 million or 72.9%. Net income as a percentage of revenue changed from 9.6% for the first three months of 2000 to 2.2% for the first three months of 2001. Included in net income for the first three months of 2000 is a $17.1 million after-tax gain on investment in common stock. Excluding this gain, net income for the three months ended March 31, 2000 would have been $12.0 million, which represents earnings per share of $0.12. Included in net income for the three months ended March 31, 2001 were pre-tax restructuring charges of $5.9 million pre-tax. Excluding the restructuring charges, net income for the first three months of 2001 would have been $11.5 million, which represents earnings per share of $0.12.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had net working capital of $178.6 million, including cash and cash equivalents of $11.5 million. The Company had current liabilities of $276.7 million, including $24.9 million in current maturities of long-term debt, and $279.6 million of long-term indebtedness. During 2001, the Company generated $42.9 million in net operating cash flow, invested $17.8 million and used cash in financing activities in the amount of $16.9 million.

Cash from Operating Activities

Cash from operating activities increased from $38.4 million in the first quarter of 2000 to $42.9 million in the first quarter of 2001. The increase was primarily attributed to the lack of estimated tax payments in the first quarter as a result of the deductions related to the restructuring, impairment and other charges that were recorded in the fourth quarter of 2000. Accounts receivable days have also decreased from 77 days as of March 31, 2000 to 65 days as of March 31, 2001.

Cash from Investing Activities

During the first quarter of 2001, the Company expended $17.2 million in capital expenditures and financed an additional $5.1 million through various leasing facilities. The Company expended $12.5 million on the development and construction of cancer centers, of which $4.8 million was financed through the Company's leasing facility during 2001. In addition, the Company spent $370,000 on installation of PET centers, which was financed through an equipment operating lease facility. Maintenance capital expenditures were $9.6 million and $8.6 million in the first quarter of 2001 and 2000, respectively. In addition, in connection with affiliating with certain practices, the Company paid total consideration of $2.0 million in the first quarter of 2001 and $7.3

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)


million in the first quarter of 2000, which included cash consideration and transaction costs of $565,000 and $3.2 million, respectively.

In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. These proceeds were used to reduce outstanding borrowings under the Credit Facility.

Cash from Financing Activities

During the first quarter of 2001, the Company used cash for financing activities of $16.9 million as compared to $63.5 million in the first quarter of the previous year, a decrease of $46.6 million. Such decrease is primarily attributed to the use of proceeds from the gain on investment in common stock to reduce long-term debt in the first quarter of 2000.

The Company has satisfied its development and transaction needs through debt and equity financings and borrowings under a $175 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank ("First Union"), as a lender and as an agent for various other lenders, which matures in 2004. The Company also uses a $75 million leasing facility in connection with developing its integrated cancer centers. Availability of new borrowings under the leasing facility terminates in June 2001. The Company repaid $10 million, net of borrowings, of Credit Facilities during the first quarter as a result of increased cash flow from operations. In addition, the Company repaid $8.2 million of other indebtedness, primarily attributed to payments on subordinated notes related to previous affiliation transactions.

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

The Company is currently in compliance with the Credit Facility, Leasing Facility and Senior Secured Note covenants, with additional capacity under the Credit Facility of $60.0 million and Leasing Facility unused capacity of approximately $4.5 million at March 31, 2001. The Company has relied primarily on profitability from its operations to fund working capital.

Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The Credit Facility, Leasing Facility and Senior Secured Notes contain affirmative and negative covenants, including a requirement to maintain certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's service agreements, the capital stock of the Company's subsidiaries and the Company's accounts receivable are pledged as security under the Credit Facility, Leasing Facility and Senior Secured Notes and Amendments.

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

The Company's borrowings under the Credit Facility contain an element of market risk from changes in interest rates. Historically, the Company has managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in the first quarter of 2001. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. The Company was not obligated under any interest rate swap agreements during the first quarter period ended March 31, 2001.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 2001. The market values that result from these computations are compared with the market values of these financial instruments at March 31, 2001. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

                               US ONCOLOGY, INC.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The provision of medical services by the Company's affiliated practices entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by the clinical staff or the compliance with regulatory and other requirements directly applicable to practices. Because the practices purchase and resell pharmaceutical products, they face the risk of product liability claims. The Company maintains insurance coverage that it believes to be adequate both as to risks and amounts. In addition, pursuant to the service agreements with the affiliated practices, the practices and the Company are required to maintain comprehensive liability insurance. Successful malpractice, regulatory or product liability claims asserted against the Company or one of the practices could, however, have a material adverse effect on the Company.

The Company has previously disclosed that it and a formerly affiliated practice are the subject of allegations that the practice's billing practices may violate the Federal False Claims Act. These allegations are contained in two qui tam complaints, commonly referred to as "whistle-blower" lawsuits, filed under seal prior to the Merger. The U.S. Department of Justice has determined that it will not intervene in one of those qui tam suits. In that suit, the individual who filed the complaint may choose to continue to pursue litigation in the absence of government intervention, but has not yet indicated an intent to do so. The Department continues to investigate the other suit, but has not made a decision regarding intervention. The Company understands that the Department is interested in resolving the suit in the near future, but there can be no assurance that a settlement will be reached.

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

                               US ONCOLOGY, INC.


ITEM 2. CHANGES IN SECURITIES

In connection with each affiliation transaction between the Company and a physician group, the Company purchases the nonmedical assets of, and enters into a long-term service agreement with, that physician practice. In consideration for that arrangement, the Company typically pays cash, issues subordinated promissory notes (in general, payable in equal installments on the third through seventh anniversaries of the closing date at an annual interest rate of seven percent) and unconditionally agrees to deliver shares of Common Stock at future specified dates (in general, on each of the third through fifth anniversaries of the closing date). The price per share is the lower of the average of the closing price per share for the five days preceding the date of the letter of intent or the closing date with respect to such affiliation transaction.

During the first three months of 2001, the Company affiliated with three physician practices consisting of six physicians. In conjunction with these transactions the Company agreed to issue 376,049 shares of Common Stock and issued $935,000 of subordinated promissory notes. Each sale was a private placement made in connection with an affiliate transaction, as described in general in the preceding paragraph. All of the physicians involved in such transactions during the first three months of 2001 are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number    Description
     ------    -----------

      3.1      Amended and Restated Certificate of Incorporation (filed as
               Exhibit 3.1 to the Company's Form 8-K/A filed June 17, 1999 and incorporated herein by reference)

      3.2 Amended and Restated By-Laws with Amendment effective March 22, 2001 (filed as Exhibit 3.2 to the Company's Form 10-K filed March 28, 2001 and incorporated herein by reference)

      4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

      4.2 Form of 8.42% Senior Secured Note due 2006 (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

     10.1 Letter Agreement by and between US Oncology, Inc. and Lloyd K. Everson, M.D. regarding termination of employment.


(b)  Reports on Form 8-K

  A report on Form 8-K including Item 9, Regulation FD Disclosure, was filed by the Company on February 1, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 2001                    US ONCOLOGY, INC.



                                      By:  /s/ R. Dale Ross
                                           ----------------
                                           R. Dale Ross, Chief Executive Officer
                                           (duly authorized signatory)



                                      By:  /s/ Bruce D. Broussard
                                           ----------------------
                                           Bruce D. Broussard, Chief Financial
                                           Officer (principal financial and
                                           accounting officer)