Form 10-Q
period 2001-06-30
US ONCOLOGY INC
filed 2001-08-01
CIK 943061

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001
                                               Or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---
     As of July 26, 2001, 94,717,589 shares of the Registrant's Common Stock were outstanding. In addition, as of July 26, 2001, the Registrant had agreed to deliver 9,529,867 shares of its Common Stock on certain future dates for no additional consideration.

                               US ONCOLOGY, INC.
                                   FORM 10-Q
                                 JUNE 30, 2001

                               Table of Contents


                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements................................      3

                   Condensed Consolidated Balance Sheet.......................................      3

                   Condensed Consolidated Statement of Operations and
                            Comprehensive Income..............................................      4

                   Condensed Consolidated Statement of Cash Flows.............................      5

                   Notes to Condensed Consolidated Financial Statements.......................      6

         Item 2.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...............................      11

         Item 3.   Quantitative and Qualitative Disclosures about Market Risks................      19

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings..........................................................      21

         Item 2.   Changes in Securities......................................................      22

         Item 4.   Submission of Matters to a Vote of Security Holders........................      22

         Item 6.   Exhibits and Reports on Form 8-K...........................................      23

         SIGNATURES                                                                                 24

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               US ONCOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)

                                                                                      June 30,                    December 31,
                                                                                        2001                          2000
                                                                                   ---------------               --------------
                                     ASSETS                                          (unaudited)
Current assets:

      Cash and equivalents......................................................   $        12,108               $        3,389
      Accounts receivable.......................................................           313,295                      337,360
      Prepaid expenses and other current assets                                             39,425                       44,904
      Due from affiliates ......................................................            51,165                       72,380
                                                                                   ---------------               --------------
                  Total current assets..........................................           415,993                      458,033
Property and equipment, net.....................................................           274,662                      270,299
Management service agreements, net..............................................           389,602                      398,397
Deferred income taxes...........................................................            29,493                       38,404
Other assets....................................................................            24,826                       25,929
                                                                                   ---------------               --------------
                                                                                   $     1,134,576               $    1,191,062
                                                                                   ===============               ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term indebtedness..............................   $        24,936               $       23,910
      Accounts payable..........................................................           148,909                      153,980
      Due to affiliates ........................................................            11,171                        8,044
      Income taxes payable......................................................            12,912                        9,154
      Other accrued liabilities.................................................            64,981                       73,933
                                                                                   ---------------               --------------
                  Total current liabilities.....................................           262,909                      269,021
Long-term indebtedness..........................................................           226,727                      300,213
                                                                                   ---------------               --------------
                  Total liabilities.............................................           489,636                      569,234
Minority interest...............................................................             1,507                        1,506

Stockholders' equity:
      Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding...........................................................
      Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding.................................
      Common Stock, $.01 par value, 250,000 shares authorized, 94,659 and
          93,837 issued, 90,835 and 89,299 outstanding..........................               947                          939
      Additional paid in capital................................................           463,406                      457,348
      Common Stock to be issued, approximately 9,440 and 10,370 shares..........            62,962                       69,666
      Treasury Stock, 3,824 and 4,538 shares....................................           (18,271)                     (21,416)
      Retained earnings.........................................................           134,389                      113,785
                                                                                   ---------------               --------------
                  Total stockholders' equity....................................           643,433                      620,322
                                                                                   ---------------               --------------
                                                                                   $     1,134,576               $    1,191,062
                                                                                   ===============               ==============

        The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                                 Three Months                         Six Months
                                                                Ended June 30,                     Ended June  30,
                                                                --------------                     ---------------
                                                            2001              2000              2001              2000
                                                          --------          --------          --------          --------
Revenue.................................................  $380,828          $326,506          $746,479          $631,008

Operating expenses

      Pharmaceuticals and supplies......................   196,759           163,245           384,632           310,915

      Field compensation and benefits...................    80,659            70,332           158,978           131,526

      Other field costs.................................    47,077            36,654            92,076            73,800

      General and administrative........................    11,778            11,861            23,764            25,474

      Depreciation and amortization.....................    17,400            19,170            34,553            37,532

      Restructuring and other charges...................         -             3,166             5,868             3,166
                                                          --------          --------          --------          --------

                                                           353,673           304,428           699,871           582,413
                                                          --------          --------          --------          --------

Income from operations..................................    27,155            22,078            46,608            48,595

Interest expense, net...................................    (6,641)           (5,987)          (13,380)          (13,111)

Gain on investment in common stock......................         -                 -                --            27,566
                                                          --------          --------          --------          --------

Income before income taxes..............................    20,514            16,091            33,228            63,050

Income tax provision....................................     7,796             6,115            12,627            23,959
                                                          --------          --------          --------          --------

Net income and comprehensive income.....................  $ 12,718          $  9,976          $ 20,601          $ 39,091
                                                          ========          ========          ========          ========


Net income per share - basic............................  $   0.13          $   0.10          $   0.21          $   0.38
                                                          ========          ========          ========          ========

Shares used in per share calculations - basic...........   100,022           102,060            99,804           101,902
                                                          ========          ========          ========          ========

Net income per share - diluted..........................  $   0.13          $   0.10          $   0.21          $   0.38
                                                          ========          ========          ========          ========

Shares used in per share calculations - diluted.........   100,306           102,139           100,177           102,039
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

                               US ONCOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                             --------------
                                                                                       2001                  2000
                                                                                     --------             ---------
Cash flows from operating activities:
   Net income......................................................................  $ 20,601             $  39,091
Non cash adjustments:
   Restructuring and other charges.................................................       331                 1,514
   Realized gain on investment in common stock.....................................         -               (27,566)
   Depreciation and amortization...................................................    34,553                37,532
   Deferred income taxes...........................................................     8,911                 3,910
   Undistributed earnings in joint ventures........................................         -                   349
   Changes in operating assets and liabilities:....................................    43,267                 1,422
                                                                                     --------             ---------
          Net cash provided by operating activities................................   107,663                56,252
                                                                                     --------             ---------
Cash flows from investing activities:
   Acquisition of property and equipment...........................................   (30,512)              (28,005)
   Net payments in affiliation transactions........................................      (565)             ( 11,674)
   Proceeds from sale of investment in common stock................................         -                54,824
                                                                                     --------             ---------

          Net cash (used) provided by investing activities.........................   (31,077)               15,145
                                                                                     --------             ---------
Cash flows from financing activities:
   Proceeds from Credit Facility...................................................    20,000                56,000
   Repayment of Credit Facility....................................................   (80,000)              (93,000)
   Repayment of other indebtedness.................................................   (10,926)              (14,750)
   Purchase of Treasury Stock......................................................         -               (14,554)
   Proceeds from exercise of options...............................................     3,059                   475
                                                                                     --------             ---------
          Net cash used by financing activities....................................   (67,867)              (65,829)
                                                                                     --------             ---------
Increase in cash and equivalents...................................................     8,719                 5,568
Cash and equivalents:
   Beginning of period.............................................................     3,389                11,381
                                                                                     --------             ---------

   End of period...................................................................  $ 12,108             $  16,949
                                                                                     ========             =========

Interest Paid......................................................................  $  7,887             $  16,512

Taxes Paid.........................................................................         -             $  16,988

Non cash transactions:
   Value of Common Stock to be issued in affiliation transactions..................  $    337             $   5,570
   Delivery of Common Stock in affiliation transactions............................     6,148                16,497
   Debt issued in affiliation transactions.........................................     1,145                 9,808
   Debt assumed in affiliation transactions........................................         -                   900
   Debt issued to finance insurance premiums.......................................         -                 1,315

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

Amounts retained by the affiliated physician groups for physician compensation are primarily derived under two management service agreement models. Under the first model (the net revenue model), amounts retained by physician groups are based upon a specified amount (typically 23% of net revenue) and, if certain financial criteria are satisfied, an incremental amount. Under the second model (the earnings model), amounts retained by practices are based upon a percentage (typically 65% - 75%) of the difference between net patient revenues less direct expenses, excluding interest expense and taxes.


The following presents the amounts included in the determination of the Company's revenue (in thousands):


                                                          Three Months                    Six Months
                                                         Ended June 30,                  Ended June 30,
                                                         --------------                  --------------
                                                      2001           2000             2001           2000
                                                    --------       --------         --------       --------
        Net patient revenue.......................  $489,126       $425,018         $960,711       $825,265

        Amounts retained by practices.............   108,298         98,512          214,232        194,257
                                                    --------       --------         --------       --------

        Revenue...................................  $380,828       $326,506         $746,479       $631,008
                                                    ========       ========         ========       ========

The Company's most significant service agreement, which is the only service agreement that represents more than 10% of revenue to the Company, is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 23.5% and 24.2% of the Company's total revenue for the three months ended June 30, 2001 and 2000, respectively, and 24.0% and 24.0% for the six months ended June 30, 2001 and 2000, respectively.

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)


NOTE 3 - Gain on Sale of Investment in Common Stock

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

NOTE 4 - Restructuring and Other Charges

In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, with a view to repositioning the Company to effectively execute its strategic and operational initiatives. This analysis focused on non-core assets and activities of the Company to determine whether they were still consistent with the Company's strategic direction. As a result of this analysis, during the fourth quarter of 2000, the Company recorded the following charges (in thousands):

                                Restructuring    Payments to                                      Payments to
                                  Expenses         Settle          Asset         Accrual at         Settle       Accrual at
                                   in 2000       Obligations    Write-downs   December 31, 2000   Obligations   June 30, 2001
                                -------------    -----------    -----------   -----------------   -----------   -------------
Abandonment of IT Systems             $ 6,557                     $ 6,557
Impairment of home
    health business                     6,463                       6,463
Severance of employment
    agreement                             466        $ 36                           $  430          $  108          $  322
Site closures                           2,636         562             655            1,419             205           1,214
                                      -------        ----         -------           ------          ------          ------
Total                                 $16,122        $598         $13,675           $1,849          $  313          $1,536
                                      =======        ====         =======           ======          ======          ======

The Company has recognized a deferred income tax benefit for substantially all of these charges, as many of these items will be deductible for income tax purposes in subsequent periods.

In the first quarter of 2001, the Company announced plans to further reduce overhead costs through reductions in corporate staff, consolidating administrative offices, closing additional facilities and abandoning certain software applications. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". As a result, the Company recorded the following pre-tax charges during the first quarter of 2001 (in thousands):

                                                           Payments to                      Payments to
                                          Restructuring      Settle         Accrual at        Settle        Accrual at
                                            Expenses       Obligations    March 31, 2001    Obligations    June 30, 2001
                                          -------------    -----------    --------------    -----------    -------------
Costs related to personnel reductions        $3,113          $  1,868         $ 1,245                          $1,245
Closure of facilities                         2,455                73           2,382             181           2,201
Abandonment of software applications            300                 -             300             300               -
                                             ------          --------         -------            ----          ------
Total                                        $5,868          $  1,941         $ 3,927            $481          $3,446
                                             ======          ========         =======            ====          ======

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

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)


NOTE 5 - Capitalization

In March 2000, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock in public or private
transactions.   Through December 31, 2000, the Company acquired 5,057,786 shares of Common Stock at an average price of $4.72 per share. During the first six months of 2001, the Company issued 713,511 shares from Treasury Stock to affiliated physicians in satisfaction of the Company's obligation to issue Common Stock in connection with affiliation transactions.

NOTE 6 - Credit Facility and Master Lease

Credit Facility

Effective June 15, 1999, in connection with the merger of Physician Reliance Network, Inc. and a subsidiary of the Company (the Merger), the Company executed a $275 million revolving credit facility (Credit Facility) with First Union National Bank (First Union), individually and as Administrative Agent for eight additional lenders ("Lenders"). The Credit Facility consisted of a $175 million five-year revolving credit facility (Revolver) and a $100 million 364-day revolving credit facility. The Company allowed the $100 million 364-day revolving credit facility to terminate at its maturity in June 2000, as the Company did not anticipate requiring any borrowings under such facility for the remainder of 2000. Initial proceeds under the Revolver were used to refinance existing debt and to pay certain transaction fees and expenses in connection with the Credit Facility and the Merger. Proceeds of loans under the Credit Facility may be used to finance affiliation transactions, to provide working capital and for other general corporate uses. As of June 30, 2001, the Company had an outstanding balance of $65.0 million under the $175 million Credit Facility. The Company has classified borrowings under the Credit Facility as long-term indebtedness due to its ability and intent to maintain the borrowings beyond the next twelve months.

Borrowings under the Credit Facility are secured by all capital stock of the Company's subsidiaries, all of the Company's management services agreements and all accounts receivable of the Company. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of June 30, 2001, the weighted average interest rate on all outstanding draws under the Credit Facility was 5.51%.

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

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)


Master Lease

The Company is party to a $75 million master lease agreement relating to the construction and leasing of integrated cancer centers. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities to the Company. The construction period during which new properties could be purchased and constructed under the lease ended in June 2001. The initial term of the lease is through June 2004 and can be renewed in one-year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option. Advances under the master lease agreement as of June 30, 2001 were $74.4 million.

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

The table below summarizes the determination of shares used in per share calculations (in thousands):

                                                                        Three Months                  Six Months
                                                                       Ended June 30,               Ended June 30,
                                                                   ----------------------      ----------------------
                                                                     2001           2000         2001           2000
                                                                   -------        -------      -------        -------
Outstanding at end of period:
     Common Stock...............................................    90,835         89,011       90,835         89,011
     Common Stock to be issued..................................     9,440         10,904        9,440         10,904
                                                                   -------        -------      -------        -------
                                                                   100,275         99,915      100,275         99,915
     Effect of weighting and Treasury Stock.....................      (253)         2,145         (471)         1,987
                                                                   -------        -------      -------        -------
Shares used in per share calculations-basic.....................   100,022        102,060       99,804        101,902

Effect of weighting and assumed share equivalents for grants
  of stock options at less than the weighted average price......       284             79          373            137
                                                                   -------        -------      -------        -------

Shares used in per share calculations-diluted...................   100,306        102,139      100,177        102,039
                                                                   =======        =======      =======        =======
Anti-dilutive stock options not included  above.................     4,648          7,140        4,648          7,140
                                                                   =======        =======      =======        =======

NOTE 8 - Commitments and Contingencies


As disclosed in Part II, Item 1, under the heading "Legal Proceedings," the Company is aware that it and certain of its subsidiaries and affiliated practices are the subject of allegations that certain practices or arrangements may violate the Federal False Claims Act. These allegations are contained in qui tam lawsuits filed under seal. Because the complaints are under seal, and because the Department of Justice and the Company are in the process of investigating the claims, the Company is unable to fully assess at this time the materiality of these lawsuits. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

NOTE 9 - Recent Pronouncements

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

On June 30, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), which requires that all business combinations be accounted for using the purchase method. In addition, FAS 141 requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations initiated after June 30, 2001, Management will consider the impact of this statement for future combinations.

At June 30, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001; the Company has elected to adopt FAS 142 early on January 1, 2001. The Company has $12.1 million of goodwill included in its balance sheet at June 30, 2001. Goodwill amortization for the six months ended June 30, 2001 was approximately $300,000 and is currently expected to approximate $600,000 for the year ended December 31, 2001 before the provisions of FAS 142 are applied. Implementation of FAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting.

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                  (unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

US Oncology, Inc. (together with its subsidiaries, "US Oncology" or the "Company") provides comprehensive services, with the mission of expanding access and quality of cancer care in local communities and advancing the delivery of care. The Company offers the following services:

     . Develop, construct and manage free standing cancer centers that provide treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology. The Company operates 75 integrated community-based cancer centers and manages over one million square feet of medical oncology space.

     . Expand diagnostic capabilities of practices through installation and management of Positron Emission Tomography (PET) technology. The Company has installed and manages eight PET units.

     . Coordinate and manage cancer drug research trials for pharmaceutical and biotechnology companies. The Company currently manages 98 clinical trials, with annual accruals of more than 4,000 patients, supported by its network of over 650 participating physicians in more than 370 research locations.

     . Purchase and manage the inventory of cancer related drugs for affiliated practices. Annually, the Company is responsible for purchasing, delivering and managing more than $700 million of pharmaceuticals through a network of more than 400 admixture sites, 31 licensed pharmacies, 51 pharmacists and 180 pharmacy technicians.

The Company's network provides cancer care services to patients through oncology practices comprising over 450 sites, with over 7,500 employees and over 840 physicians. The Company is not a provider of medical services, but it provides comprehensive services to the practices, including management and capital resources and data management, accounting, compliance and other administrative services. The affiliated practices offer comprehensive and coordinated medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology and blood and marrow stem cell transplantation.

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

In the fourth quarter of 2000, the Company implemented a strategy to develop and manage integrated cancer centers and PET centers, leverage its existing clinical research platform and align the interests of affiliated physician groups more closely with the Company's interests. To obtain the benefits from these opportunities, the Company developed the following objectives:

     .    Convert practices from the net revenue model to the earnings model

     . Sever relationships with affiliated practices and businesses not consistent with the Company's strategy

     .    Eliminate non-core corporate expenses and capital projects

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

The Company believes that the earnings model properly aligns practice priorities with proper cost control, with the Company and the practice sharing proportionately in practice profitability. The Company is currently in the process of trying to reach agreement with those practices whose fees are calculated on the net revenue model to convert to the earnings model. Since December 31, 2000, eight practices accounting for 14.9% of the first six months of 2001 net patient revenue have converted to the earnings model.

Consistent with the Company's strategy of severing non-strategic relationships, two practices accounting for 2.7% of 2000 net patient revenue have separated from the Company during the first six months of 2001.

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

Results of Operations

The Company is affiliated with the following number of physicians by specialty:

                                                     June 30,
                                                     --------
                                                2001          2000
                                                ----          ----
             Medical oncologists...............  682           667
             Radiation oncologists.............  122           112
             Other.............................   40            56

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

The following table sets forth the sources for growth in the number of physicians affiliated with the Company:

                                                      Three Months              Six Months
                                                     Ended June 30,           Ended June 30,
                                                     --------------           --------------
                                                    2001         2000        2001         2000
                                                   ------       ------      ------       ------
Affiliated physicians, beginning of period.....      860          827         869          806

Physician practice affiliations................        -           11           6           12

Recruited physicians...........................       15           10          22           37

Physician practice separations.................      (18)           -         (18)           -

Retiring/Other.................................      (13)         (13)        (35)         (20)
                                                    ----         ----        ----         ----

Affiliated physicians, end of period...........      844          835         844          835
                                                    ====         ====        ====         ====

The following table sets forth the key operating statistics as a measure of the volume of services provided by the practices:

                                                      Three Months              Six Months
                                                     Ended June 30,           Ended June 30,
                                                     --------------           --------------
                                                    2001         2000        2001         2000
                                                   ------       ------      ------       ------
Medical oncology visits........................  602,315       543,941  1,214,441    1,084,111

Radiation treatments...........................  163,175       148,467    327,025      289,834

PET scans......................................    1,191           420      2,244          862

Research accruals..............................      995         1,001      1,946        1,925

The following table sets forth the number of cancer centers and Positron Emission Tomography (PET) machines managed by the Company:

                                               June 30,
                                               --------
                                          2001           2000
                                          ----           ----
                   Cancer centers.......   74             66
                   PET machines.........    7              1

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

                                                                         Three Months                 Six Months
                                                                        Ended June 30,               Ended June 30,
                                                                      -------------------         --------------------
                                                                       2001          2000          2001           2000
                                                                      -----         -----         -----          -----
Revenue                                                               100.0%        100.0%        100.0%         100.0%
Operating expenses:
     Pharmaceuticals and supplies...............................       51.7          50.0          51.5           49.3
     Field compensation and benefits............................       21.2          21.5          21.3           20.8
     Other field costs..........................................       12.4          11.2          12.3           11.7
     General and administrative.................................        3.1           3.6           3.2            4.0
     Restructuring and other charges............................          -           1.0           0.8            0.5
     Depreciation and amortization..............................        4.5           5.9           4.6            6.0
                                                                      -----         -----         -----          -----
     Income from operations                                             7.1           6.8           6.3            7.7
Net interest expense                                                   (1.7)         (1.8)         (1.8)          (2.1)
Other income                                                              -             -             -            4.4
                                                                      -----         -----         -----          -----
Income before income taxes                                              5.4           5.0           4.5           10.0
Income tax provision                                                   (2.1)         (1.9)         (1.7)          (3.8)
                                                                      -----         -----         -----          -----
Net income                                                              3.3%          3.1%          2.8%           6.2%
                                                                      =====         =====         =====          =====

Overall, the Company experienced a decrease in operating margins from the first six months of 2000 to the first six months of 2001, with earnings before taxes, interest, depreciation, amortization ("EBITDA"), as a percentage of revenue, declining from 14.2% to 11.7%, excluding restructuring and other charges and other income. A number of factors contributed to the decrease in operating margins, including the continued increase in utilization of more expensive single source drugs and affiliated practices under the net revenue model not bearing their proportionate share of increased operating costs.

     Revenue. Revenue increased from $631.0 million for the first six months of 2000 to $746.5 million for the first six months of 2001, an increase of $115.5 million, or 18.3%. Revenue increased from $326.5 million in the second quarter of 2000 to $380.8 million in the second quarter of 2001, an increase of $54.3 million, or 16.6%. The growth in revenue is attributable to the growth in affiliated practices' medical service revenue offset by amounts retained by the practices. The following presents the amounts included in determination of the Company's revenue (in thousands):

                                                               Three Months                       Six Months
                                                              Ended June 30,                    Ended June 30,
                                                              --------------                    --------------
                                                           2001             2000             2001             2000
                                                         --------         --------         --------         --------
Net patient revenue..............................        $489,126         $425,018         $960,711         $825,265
Amounts retained by the practices................         108,298           98,512          214,232          194,257
                                                         --------         --------         --------         --------
Revenue..........................................        $380,828         $326,506         $746,479         $631,008
                                                         ========         ========         ========         ========

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -  continued
                                  (unaudited)

Net patient revenue for services to patients by the practices are recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net patient revenue of the practices is reduced by amounts retained by the practices under the Company service agreements to arrive at the Company's revenue.

Net patient revenue growth is attributable to an increase in: (i) medical oncology services, (ii) anticancer pharmaceuticals and (iii) radiation and diagnostic revenue. The increase in medical oncology services is attributable to an increase in medical oncology visits of existing practices, combined with the addition of nine physicians since June 30, 2000. The increase in anticancer pharmaceuticals revenue is attributable to the growth in medical oncology services, coupled with a continued increase in utilization of more expensive, lower margin drugs, principally single-source drugs. The increase in radiation and diagnostic revenue is primarily attributable to the opening of eight additional cancer centers and six PET Centers since June 30, 2000.

Amounts retained by practices increased from $194.3 million for the first six months of 2000 to $214.2 million for the first six months of 2001, an increase of $20.0 million, or 10.3%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. The following is the net patient revenue attributed to the Company's two principal management fee models- -the earnings model and the net revenue model (in thousands):

                                     Three Months Ended June 30,               Six Months Ended June 30,
                                     ---------------------------               -------------------------
                                     2001                   2000               2001                 2000
                                     ----                   ----               ----                 ----
                               Revenue      %        Revenue     %      Revenue      %       Revenue      %
                               --------    ---       -------    ---     -------     ---      -------     ---
Net Revenue Model.........     $212,411   43.4%     $237,448   55.9%   $420,906    43.8%    $469,846   56.9%
Earnings Model............      262,521   53.7%      179,432   42.2%    517,428    53.9%     333,703   40.4%
Other.....................       14,194    2.9%        8,138    1.9%     22,377     2.3%      21,779    2.7%
                               --------  -----      --------  -----    --------   -----     --------  -----
                               $489,126  100.0%     $425,018  100.0%   $960,711   100.0%    $825,328  100.0%
                               ========  =====      ========  =====    ========   =====     ========  =====

53.9% of net patient revenue for the first six months 2001 was derived from earnings model service agreements, and 43.8% was derived from net revenue model service agreements, as compared to 40.4% and 56.9%, respectively, in 2000. The Company announced in November 2000 its initiative to convert net revenue model agreements to earnings model agreements. The Company believes the earnings model properly aligns practice priorities with proper cost control, with the Company and the practice sharing proportionately in revenue, operating costs and profitability. During the first six months of 2001, seven practices accounting for 14.5% of the first six months of 2001 net patient revenue converted to the earnings model.

Medicare and Medicaid are the practices' largest payors. During the first six months of 2001, approximately 38% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 35% was so derived in the comparable period last year. This percentage varies among practices. No other single payor accounted for more than 10% of the Company's revenues in the first six months of 2001 and 2000.

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -  continued
                                  (unaudited)


     Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $310.9 million in the first six months of 2000 to $384.6 million in the first six months of 2001, an increase of $73.7 million, or 23.7%. Pharmaceuticals and supplies expense increased from $163.2 million in the second quarter of 2000 to $196.8 million in the second quarter of 2001, an increase of $33.5 million or 20.5%. As a percentage of revenue, pharmaceuticals and supplies increased from 49.3% in the first six months of 2000 to 51.5% for the comparable period of 2001 and from 50.0% in the second quarter of 2000 to 51.7% in the second quarter of 2001. This increase was primarily due to: (i) a shift in the revenue mix to a higher percentage of revenue from drugs, (ii) increases in acquisition prices of drugs, (iii) a shift towards increased usage of single source, lower margin drugs and (iv) with respect to practices operating under the net revenue model, the Company's disproportionately bearing the impact of increasing operating costs.

Management expects that third-party payors, particularly government payors, will continue to negotiate or mandate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items. In addition, the Company believes that single source drugs, possibly including oral drugs, will continue to be introduced at a rapid pace, thus further impacting margins. In response to this decline in margin relating to certain pharmaceutical agents, the Company has adopted several strategies. Most importantly, the successful conversion of net revenue model practices to the earnings model will help reduce the impact of the increasing cost of pharmaceuticals and supplies. In addition, the Company has numerous efforts underway to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control and is assessing other strategies to address this trend. The Company also continues to expand its business into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology.

     Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of the operating units' employees, increased from $131.5 million in the first six months of 2000 to $159.0 million in the first six months of 2001, an increase of $27.5 million or 20.9%. Field compensation and benefits increased from $70.3 million in the second quarter of 2000 to $80.7 million in the second quarter of 2001, an increase of $10.3 million, or 14.7%. As a percentage of revenue, field compensation and benefits increased from 20.8% in the first six months of 2000 to 21.3% the comparable period of 2001 and decreased from 21.5% in the second quarter of 2000 to 21.2% in the second quarter of 2001.

     Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $73.8 million in the first six months of 2000 to $92.1 million in the first six months of 2001, an increase of $18.3 million or 24.8%. Other field costs increased from $36.7 million in the second quarter of 2000 to $47.1 million in the second quarter of 2001, an increase of $10.4 million, or 28.4%. As a percentage of revenue, other field costs increased from 11.7% in the first six months of 2000 to 12.3% in the first six months of 2001 and from 11.2% in the second quarter of 2000 to 12.4% in the second quarter of 2001. Such increases in other field costs are due to increased facilities and activity levels.

     General and Administrative. General and administrative expenses decreased from $25.5 million in the first six months of 2000 to $23.8 million in the first six months of 2001, a decrease of $1.7 million, or 6.7%. General and administrative expenses decreased from $11.9 million in the second quarter of 2000 to $11.8 million in the second quarter of 2001, a decrease of $83,000 or 0.7%. As a percentage of revenue, general and administrative costs decreased from 4.0% in the first six months of 2000 to 3.2% for the first six months of 2001 and from 3.6% in the second quarter of 2000 to 3.1% in the second quarter of 2001. The Company restructured general and administrative departments in the first quarter of 2001, including eliminating approximately 50 corporate positions, closing offices and abandoning certain software applications

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -  continued
                                  (unaudited)

     Depreciation and Amortization Depreciation and amortization expense decreased from $37.5 million in the first six months of 2000 to $34.6 million in the first six months of 2001, a decrease of $3.0 million, or 7.9%. Depreciation and amortization expense decreased from $19.2 million in the second quarter of 2000 to $17.4 million in the second quarter of 2001, a decrease of $1.8 million, or 9.2%. As a percentage of revenue, depreciation and amortization expense decreased from 5.9% in the first six months of 2000 to 4.6% in the comparable period of 2001 and from 5.9% in the second quarter of 2000 to 4.6% in the second quarter of 2001. Such decreases are attributable to the $170.1 million impairment charge of certain service agreements and other assets recorded in the fourth quarter of 2000.

     Restructuring and Other Charges. In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, with a view to repositioning the Company to effectively execute its strategic and operational initiatives. This analysis focused on non-core assets and activities of the Company to determine whether they were still consistent with the Company's strategic direction. As a result of this analysis, during the fourth quarter of 2000, the Company recorded the following charges (in thousands):

                                  Restructuring    Payments to                                  Payments to
                                    Expenses         Settle        Asset        Accrual at        Settle      Accrual at
                                    in 2000       Obligations  Write-downs  December 31, 2000  Obligations  June 30, 2001
                                  -------------   -----------  -----------  -----------------  -----------  -------------
Abandonment of IT Systems              $  6,557                 $  6,557
Impairment of home
    health business                       6,463                    6,463
Severance of employment
    agreement                               466      $   36                      $  430          $ 108          $  322
Site closures                             2,636         562          655          1,419            205           1,214
                                       --------      ------     --------         ------          -----          ------
Total                                  $ 16,122      $  598     $ 13,675         $1,849          $ 313          $1,536
                                       ========      ======     ========         ======          =====          ======

During the first quarter of 2001, the Company announced plans to further reduce overhead costs and recognized pre-tax restructuring charges of $5.9 million. The charges are summarized in the following table and discussed in more detail below (in thousands):

                                                             Payments to                      Payments to
                                            Restructuring       Settle        Accrual at        Settle        Accrual at
                                              Expenses       Obligations    March 31, 2001    Obligations    June 30, 2001
                                              --------       -----------    --------------    -----------    -------------
Costs related to personnel reductions           $3,113            $1,868        $1,245                           $1,245
Closure of  facilities                           2,455                73         2,382            $181            2,201
Abandonment of software applications               300                             300             300
                                                ------            ------        ------            ----           ------
Total                                           $5,868            $1,941        $3,927            $481           $3,446
                                                ======            ======        ======            ====           ======

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

     Interest. Net interest expense increased from $13.1 million in the first six months of 2000 to $13.4 million for the first six months of 2001, an increase of $269,000 or 2.1%. Net interest expense increased from $6.0 million in the second quarter of 2000 to $6.6 million in the second quarter of 2001, an increase of $654,000, or 10.9%. As a percentage of revenue, net interest expense was 2.1% and 1.8% for the first six months of 2000 and 2001, respectively, and 1.8% and 1.7% for the second quarter of 2000 and 2001, respectively.

                               US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

     Income Taxes. For the first six months of 2001, the Company recognized a tax expense of $12.6 million resulting in an effective tax rate of 38.0%, which is consistent with the same prior year period.

     Net Income. Net income decreased from $39.1 million in the first six months of 2000 to $20.6 million in the first six months of 2001, a decrease of $18.5 million or 47.3%. Net income increased from $10.0 million in the second quarter of 2000 to $12.7 million in the second quarter of 2001, an increase of $2.7 million, or 27.5%. Net income as a percentage of revenue changed from 6.2% for the first six months of 2000 to 2.8% for the first six months of 2001 and from 3.1% in the second quarter of 2000 to 3.3% in the second quarter of 2001. Included in net income for the first six months of 2000 is a $17.1 million after-tax gain on investment in common stock. Excluding this gain, net income for the six months ended June 30, 2000 would have been $22.0 million, which represents earnings per diluted share of $0.22. Included in net income for the six months ended June 30, 2001 were pre-tax Restructuring charges of $5.9 million. Excluding the restructuring charges, net income for the first six months of 2001 would have been $24.2 million, which represents earnings per diluted share of $0.24.

Liquidity and Capital Resources

As of June 30, 2001, the Company had net working capital of $153.1 million, including cash and cash equivalents of $12.1 million. The Company had current liabilities of $262.9 million, including $24.9 million in current maturities of long-term debt, and $226.7 million of long-term indebtedness. During the first six months of 2001, the Company generated $107.7 million in net operating cash flow, invested $31.1 million and used cash in financing activities in the amount of $67.9 million.

Cash from Operating Activities

Cash from operating activities increased from $56.3 million in the first six months of 2000 to $107.7 million in the first six months of 2001. The increase is primarily attributable to the decrease in accounts receivable days outstanding from 72 days as of June 30, 2000 to 58 days as of June 30, 2001 due to improved collection efforts. In addition, the Company was not required to make similar levels of estimated tax payments in the first six months of 2001 as compared to 2000.

Cash from Investing Activities

During the first six months of 2001, the Company expended $30.5 million in capital expenditures and financed an additional $16.9 million through various leasing facilities. The Company expended $23.5 million on the development and construction of cancer centers, of which $12.6 million was financed through the Company's leasing facility during 2001. In addition, the Company expended $5.1 million on installation of PET centers, of which $4.3 million was financed through an equipment operating lease facility. Maintenance capital expenditures were $18.8 million and $13.2 million in the first six months of 2001 and 2000, respectively. In addition, in connection with affiliating with certain practices, the Company paid total consideration of $2.0 million in the first six months of 2001 and $26.4 million in the first six months of 2000, which included cash consideration and transaction costs of $565,000 in 2001 and $11.7 million in 2000.

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

                               US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

Cash from Financing Activities

During the first six months of 2001, the Company used cash for financing activities of $67.9 million as compared to $65.8 million in the first six months of the previous year, an increase of $2.1 million. Cash used to reduce long term debt during the first six months of 2001 was derived from improved business office operations. In the first quarter of 2000, the Company used the proceeds from the sale of investment in common stock to reduce long-term debt.

The Company has satisfied its development and transaction needs through debt and equity financings and borrowings under a $175 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank ("First Union"), as a lender and as an agent for various other lenders, which matures in 2004. The Company also uses a $75 million leasing facility in connection with developing its integrated cancer centers. Availability of new borrowings under the leasing facility terminated in June 2001. The Company repaid $60.0 million, net of borrowings, under the Credit Facility during the first six months of 2001 as a result of increased cash flow from operations. In addition, the Company repaid $10.9 million of other indebtedness, primarily attributed to payments on subordinated notes related to previous affiliation transactions.

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

The Company is currently in compliance with the Credit Facility, Leasing Facility and Senior Secured Note covenants, with additional capacity under the Credit Facility of $110.0 million. The Company has relied primarily on profitability from its operations to fund working capital.

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

                               US Oncology, Inc.
    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS - continued
                                  (unaudited)

The Company's borrowings under the Credit Facility contain an element of market risk from changes in interest rates. Historically, the Company has managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in 2001. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. The Company was not obligated under any interest rate swap agreements during the first six months of 2001.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 2001. The market values that result from these computations are compared with the market values of these financial instruments at June 30, 2001. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

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

The Company has previously disclosed that it and a formerly affiliated practice are the subject of allegations that the practice's billing practices may violate the Federal False Claims Act. These allegations are contained in two qui tam complaints, commonly referred to as "whistle-blower" lawsuits, filed under seal prior to the AOR/PRN merger. The U.S. Department of Justice has determined that it will not intervene in those qui tam suits. In these suits, the individual who filed the complaint may choose to continue to pursue litigation in the absence of government intervention, but has not yet indicated an intent to do so.

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

Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. However, the Department of Justice is legally required to investigate all such claims. The subject matter of many such claims may relate both to alleged actions of the Company and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by the Company, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between the Company and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against the Company, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on the Company including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

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

During the first six months of 2001, the Company affiliated with three physician groups consisting of six physicians. In conjunction with these transactions the Company agreed to issue 376,049 shares of Common Stock and issued $935,000 of subordinated promissory notes. Each sale was a private placement made in connection with an affiliate transaction, as described in general in the preceding paragraph. All of the physicians involved in such transactions during the first six months of 2001 are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.
The Company did not consummate any such transactions during the second quarter of 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Stockholders on May 10, 2001.
(b)  No disclosure required
(c)  The following matters were voted upon at the Annual Meeting:

(i)  Election of Class II Directors


Nominee                                 Votes For      Authority Withheld
-------                                 ---------      ------------------

Nancy G. Brinker                        76,382,286           650,342
Lloyd K. Everson, MD                    76,395,499           637,129
Stephen E. Jones MD                     76,370,555           662,073
Robert A. Ortenzio                      75,694,752         1,337,876

(ii) Other Matters

Proposal                                            Votes For     Votes Against      Authority Withheld
--------                                            ---------     -------------      ------------------
Ratification of the appointment of
PricewaterhouseCoopers LLP as the Company's
independent accountants for the year
ending December 31, 2001                           76,911,496         83,563              37,569

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

      3.2 Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company's Form 8-K/A filed June 17, 1999 and incorporated herein by reference)

      4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997)

      4.2 Form of 8.42% Senior Secured Note due 2006 (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

(b)  Reports on Form 8-K

     NONE

                               US Oncology, Inc.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 31, 2001             US ONCOLOGY, INC.



                              By:  /s/ R. Dale Ross
                                   ---------------------------------------------
                                   R. Dale Ross, Chief Executive Officer
                                   (duly authorized signatory)



                              By:   /s/ Bruce D. Broussard
                                   ---------------------------------------------
                                   Bruce D. Broussard, Chief Financial Officer
                                   (principal financial and accounting officer)