Form 10-Q
period 2001-09-30
US ONCOLOGY INC
filed 2001-11-14
CIK 943061

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of November 5, 2001, 94,785,200 shares of the Registrant's Common Stock were outstanding. In addition, as of November 5, 2001, the Registrant had agreed to deliver 9,188,429 shares of its Common Stock on certain future dates for no additional consideration.

                               US ONCOLOGY, INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 2001

                               Table of Contents

                                                                                   Page No.
                                                                                   --------
PART I.    FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements.......................          3
           Condensed Consolidated Balance Sheet..............................          3
           Condensed Consolidated Statement of Operations and
             Comprehensive Income............................................          4
           Condensed Consolidated Statement of Cash Flows....................          5
           Notes to Condensed Consolidated Financial Statements..............          6

   Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................         12

   Item 3. Quantitative and Qualitative Disclosures about Market Risks.......         22

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings.................................................         22

   Item 2. Changes in Securities.............................................         23

   Item 6. Exhibits and Reports on Form 8-K..................................         24

   SIGNATURES................................................................         25

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               US ONCOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                     SEPTEMBER 30,                DECEMBER 31,
                                                                                          2001                        2000
                                                                                     -------------                ------------
                                    ASSETS                                            (UNAUDITED)
Current assets:
 Cash and equivalents.......................................................           $    8,756                  $    3,389
 Accounts receivable........................................................              295,743                     337,360
 Prepaid expenses and other current assets..................................               42,231                      44,904
 Due from affiliates........................................................               40,212                      72,380
                                                                                       ----------                  ----------
     Total current assets...................................................              386,942                     458,033
Property and equipment, net.................................................              282,204                     270,299
Management service agreements, net..........................................              385,884                     398,397
Deferred income taxes.......................................................               25,289                      38,404
Other assets................................................................               24,757                      25,929
                                                                                       ----------                  ----------
                                                                                       $1,105,076                  $1,191,062
                                                                                       ==========                  ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term indebtedness...............................           $   26,188                  $   23,910
 Accounts payable...........................................................              130,165                     153,980
 Due to affiliates..........................................................               12,235                       8,044
 Income taxes payable.......................................................               14,832                       9,154
 Other accrued liabilities..................................................               78,571                      73,933
                                                                                       ----------                  ----------
     Total current liabilities..............................................              261,991                     269,021
Long-term indebtedness......................................................              183,356                     300,213
                                                                                       ----------                  ----------
     Total liabilities......................................................              445,347                     569,234
Minority interests..........................................................                1,518                       1,506

Stockholders' equity:
 Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding.............................................................
 Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding...................................
 Common Stock, $.01 par value, 250,000 shares authorized, 94,744 and 93,837
    issued, 91,734 and 89,299 outstanding...................................                  947                         939

 Additional paid in capital.................................................              461,794                     457,348
 Common Stock to be issued, approximately 9,114 and 10,370 shares...........               62,721                      69,666
 Treasury Stock, 3,010 and 4,538 shares.....................................              (14,545)                    (21,416)
 Retained earnings..........................................................              147,294                     113,785
                                                                                       ----------                  ----------
     Total stockholders' equity.............................................              658,211                     620,322
                                                                                       ----------                  ----------
                                                                                       $1,105,076                  $1,191,062
                                                                                       ==========                  ==========

        The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  THREE MONTHS                          NINE MONTHS
                                                               ENDED SEPTEMBER 30,                 ENDED SEPTEMBER  30,
                                                           ---------------------------         -----------------------------
                                                             2001               2000              2001                2000
                                                           --------           --------         ----------           --------
Revenue..........................................          $372,742           $337,310         $1,119,221           $968,318
Operating expenses
      Pharmaceuticals and supplies...............           192,515            169,249            577,147            480,164
      Field compensation and benefits............            81,005             69,680            239,983            201,206
      Other field costs..........................            43,915             40,351            135,991            114,151
      General and administrative.................            11,905             13,426             35,670             38,900
      Depreciation and amortization..............            17,373             18,272             51,925             55,804
      Restructuring and other charges............                 -                206              5,868              3,372
                                                           --------           --------         ----------           --------
                                                            346,713            311,184          1,046,584            893,597
                                                           --------           --------         ----------           --------
Income from operations...........................            26,029             26,126             72,637             74,721
Interest expense, net............................            (5,216)            (7,404)           (18,596)           (20,515)
Gain on investment in common stock...............                 -                  -                  -             27,566
                                                           --------           --------         ----------           --------
Income before income taxes.......................            20,813             18,722             54,041             81,772
Income tax provision.............................             7,909              7,114             20,536             31,073
                                                           --------           --------         ----------           --------
Net income and comprehensive income..............          $ 12,904           $ 11,608         $   33,505           $ 50,699
                                                           ========           ========         ==========           ========
Net income per share - basic.....................          $   0.13           $   0.12         $     0.34           $   0.50
                                                           ========           ========         ==========           ========
Shares used in per share calculations - basic....           100,229             99,984             99,946            101,262
                                                           ========           ========         ==========           ========
Net income per share - diluted...................          $   0.13           $   0.12         $     0.33           $   0.50
                                                           ========           ========         ==========           ========
Shares used in per share calculations - diluted..           100,351            100,146            100,235            101,408
                                                           ========           ========         ==========           ========

        The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                    --------------------------------
                                                                                       2001                   2000
                                                                                    ---------              ---------
Cash flows from operating activities:
   Net income...........................................................            $  33,505              $  50,699
Non cash adjustments:
   Restructuring and other charges......................................                  331                  1,514
   Realized gain on investment in common stock..........................                    -                (27,566)
   Depreciation and amortization........................................               51,925                 55,804
   Deferred income taxes................................................               14,340                  3,910
   Undistributed earnings in joint ventures.............................                   12                    512
   Changes in operating assets and liabilities..........................               60,994                 16,445
                                                                                    ---------              ---------
          Net cash provided by operating activities.....................              161,107                101,318
                                                                                    ---------              ---------
Cash flows from investing activities:
   Acquisition of property and equipment................................              (48,155)               (47,428)
   Net payments in affiliation transactions.............................               (1,005)               (11,767)
   Proceeds from sale of investment in common stock.....................                    -                 54,824
                                                                                    ---------              ---------
          Net cash used by investing activities.........................              (49,160)                (4,371)
                                                                                    ---------              ---------
Cash flows from financing activities:
   Proceeds from Credit Facility........................................               25,000                 56,000
   Repayment of Credit Facility.........................................             (122,500)              (120,000)
   Repayment of other indebtedness......................................              (12,518)               (15,731)
   Purchase of Treasury Stock...........................................                    -                (15,532)
   Proceeds from exercise of options....................................                3,438                    978
                                                                                    ---------              ---------
           Net cash used by financing activities........................             (106,580)               (94,285)
                                                                                    ---------              ---------
Increase in cash and equivalents........................................                5,367                  2,662
Cash and equivalents:
   Beginning of period..................................................                3,389                 11,381
                                                                                    ---------              ---------
   End of period........................................................            $   8,756              $  14,043
                                                                                    =========              =========
Interest paid...........................................................            $  17,849              $  19,159
Taxes paid..............................................................            $   9,100              $  31,441
Non cash transactions:
   Value of Common Stock to be issued in affiliation transactions.......            $     606              $   5,570
   Delivery of Common Stock in affiliation transactions.................                6,872                 17,034
   Debt issued in affiliation transactions..............................                1,787                  9,976
   Debt assumed in affiliation transactions.............................                    -                    900
   Debt issued to finance insurance premiums............................                    -                  1,315

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

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                                  THREE MONTHS                       NINE MONTHS
                                                               ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                            -------------------------        ----------------------------
                                                              2001             2000              2001              2000
                                                            --------         --------        ----------        ----------
Net patient revenue...............................          $475,916         $441,301        $1,436,627        $1,266,566
Amounts retained by practices.....................           103,174          103,991           317,406           298,248
                                                            --------         --------        ----------        ----------
Revenue...........................................          $372,742         $337,310        $1,119,221        $  968,318
                                                            ========         ========        ==========        ==========

The Company's most significant service agreement, which is the only service agreement that represents more than 10% of revenue to the Company, is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 21.9% and 24.9% of the Company's total revenue for the three months ended September 30, 2001 and 2000, respectively, and 22.1% and 24.9% for the nine months ended September 30, 2001 and 2000, respectively.

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE 3 - GAIN ON SALE OF INVESTMENT IN COMMON STOCK

In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. Included in other income for the first nine months of 2000 is $27.6 million related to a gain on sale of this stock. A previous gain of $14.4 million was recognized during the fourth quarter of 1999 as a result of the Company's reclassification of the ILEX stock as a trading security.

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

                             RESTRUCTURING   PAYMENTS TO                                       PAYMENTS TO
                               EXPENSES         SETTLE         ASSET          ACCRUAL AT          SETTLE        ACCRUAL AT
                                IN 2000      OBLIGATIONS    WRITE-DOWNS    DECEMBER 31, 2000   OBLIGATIONS    SEPT. 30, 2001
                             -------------   ------------   ------------   -----------------   ------------   --------------
Abandonment of IT Systems          $ 6,557   $      -          $ (6,557)       $    -              $   -           $    -
Impairment of home
    health business                  6,463             -         (6,463)            -                  -                -
Severance of employment
    agreement                          466           (36)             -           430               (161)             269
Site closures                        2,636          (562)          (655)        1,419               (258)           1,161
                                   -------         -----       --------        ------              -----           ------
Total                              $16,122         $(598)      $(13,675)       $1,849              $(419)          $1,430
                                   =======         =====       ========        ======              =====           ======

The Company has recognized a deferred income tax benefit for substantially all of these charges, as many of these items will be deductible for income tax purposes in subsequent periods.

In the first quarter of 2001, the Company announced plans to further reduce overhead costs through reductions in corporate staff, consolidating administrative offices, closing additional facilities and abandoning certain software applications. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3, "Accounting for Restructuring Costs". As a result, the Company recorded the following pre-tax charges during the first quarter of 2001 (in thousands):

                                                                      PAYMENTS TO
                                              RESTRUCTURING              SETTLE                 ACCRUAL AT
                                                EXPENSES              OBLIGATIONS             SEPT. 30, 2001
                                              -------------           -----------             --------------
Costs related to personnel reductions              $3,113               $(2,727)                    $  386
Closure of  facilities                              2,455                  (365)                     2,090
Abandonment of software applications                  300                  (300)                         -
                                                   ------               -------                     ------
Total                                              $5,868               $(3,392)                    $2,476
                                                   ======               =======                     ======

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

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE 5 - CAPITALIZATION

In March 2000, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock in public or private
transactions.   Through December 31, 2000, the Company acquired 5,057,786 shares of Common Stock at an average price of $4.72 per share. During the first nine months of 2001, the Company issued 1,527,454 shares from Treasury Stock to affiliated physicians in satisfaction of the Company's obligation to issue Common Stock in connection with affiliation transactions.

NOTE 6 - CREDIT FACILITY AND MASTER LEASE

Credit Facility

Effective June 15, 1999, in connection with the merger of Physician Reliance Network, Inc. and a subsidiary of the Company (the Merger), the Company executed a $275 million revolving credit facility (Credit Facility) with First Union National Bank (First Union), individually and as Administrative Agent for eight additional lenders ("Lenders"). The Credit Facility consisted of a $175 million five-year revolving credit facility (Revolver) and a $100 million 364-day revolving credit facility. The Company allowed the $100 million 364-day revolving credit facility to terminate at its maturity in June 2000, as the Company did not anticipate requiring any borrowings under such facility for the remainder of 2000. Initial proceeds under the Revolver were used to refinance existing debt and to pay certain transaction fees and expenses in connection with the Credit Facility and the Merger. Proceeds of loans under the Credit Facility may be used to finance affiliation transactions, to provide working capital and for other general corporate uses. As of September 30, 2001, the Company had an outstanding balance of $27.5 million under the $175 million Credit Facility. The Company has classified borrowings under the Credit Facility as long-term indebtedness due to its ability and intent to maintain the borrowings beyond the next twelve months.

Borrowings under the Credit Facility are secured by all capital stock of the Company's subsidiaries, all of the Company's management services agreements and all accounts receivable of the Company. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as their prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of September 30, 2001, the weighted average interest rate on all outstanding draws under the Credit Facility was 5.42%.

The Company is subject to restrictive covenants under the Credit Facility, including the maintenance of certain financial ratios. The agreement limits certain activities such as incurrence of additional indebtedness, sales of assets, investments, capital expenditures, mergers and consolidations and the payment of dividends. Under certain circumstances, additional medical practice transactions may require First Union's and the Lenders' consent. Terminations of service agreements and asset sales in connection with transitioning affiliated practices to the service line structure may require lender consent or a refinancing of those facilities as well as the Senior Secured Notes and Master Lease described below.

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

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

Master Lease

The Company is party to a $75 million master lease agreement relating to the construction and leasing of integrated cancer centers. Under the agreement, the lessor purchases and has title to the properties, pays for the construction costs and thereafter leases the facilities to the Company under operating leases. The construction period during which new properties could be purchased and constructed under the lease ended in June 2001. The initial term of the lease is through June 2004 and can be renewed in one-year increments if approved by the lessor. The lease provides for substantial residual value guarantees and includes purchase options at original cost on each option. Advances under the master lease agreement as of September 30, 2001 were $74.0 million.

NOTE 7 - EARNINGS PER SHARE

The Company computes earnings per share in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the Company to disclose "basic" and "diluted" earnings per share (EPS). The computation of basic EPS is based on a weighted average number of outstanding shares of Common Stock and Common Stock to be issued during the periods. The Company includes Common Stock to be issued in both basic and diluted EPS as there are no foreseeable circumstances that would relieve the Company of its obligation to issue these shares. The computation of the diluted EPS is based on a weighted average number of outstanding shares of Common Stock and Common Stock to be issued during the periods as well as all dilutive potential Common Stock calculated under the treasury stock method.

The table below summarizes the determination of shares used in per share calculations (in thousands):

                                                                           THREE MONTHS                    NINE MONTHS
                                                                        ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                      -----------------------        -----------------------
                                                                        2001            2000           2001            2000
                                                                      -------         -------        -------         -------
Outstanding at end of period:
     Common Stock.............................................         91,734          91,957         91,734          91,957
     Common Stock to be issued................................          9,114          10,305          9,114          10,305
                                                                      -------         -------        -------         -------
                                                                      100,848         102,262        100,848         102,262
     Effect of weighting and Treasury Stock...................           (619)         (2,278)          (902)         (1,000)
                                                                      -------         -------        -------         -------
Shares used in per share calculations-basic...................        100,229          99,984         99,946         101,262

Effect of weighting and assumed share equivalents for grants
  of stock options at less than the weighted average price....            122             162            289             146
                                                                      -------         -------        -------         -------
Shares used in per share calculations-diluted.................        100,351         100,146        100,235         101,408
                                                                      =======         =======        =======         =======
Anti-dilutive stock options not included  above...............          5,916           6,740          5,044           7,027
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

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE 9 - RECENT PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), and in June 2000, issued Statement of Financial Accounting Standards No. 138 (FAS 138), an amendment of FAS 133. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statements require the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The Company has historically not engaged in significant derivative instrument activity. Adoption of FAS 133 has not had a material effect on the Company's financial position or operating results.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140). FAS 140 is effective for fiscal years ending after December 15, 2000. The statement replaces FASB Statement No. 125 and revises the standards for accounting and disclosure for securitizations and other transfers of financial assets and collateral. FAS 140 carries over most of FASB Statement No. 125's provisions without reconsideration and, as such, the adoption of this standard has not had a material effect on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), which requires that all business combinations be accounted for using the purchase method. In addition, FAS 141 requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. Because the provisions of this Statement apply to all business combinations initiated after June 30, 2001, management will consider the impact of this Statement for future combinations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which established standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company has $12.0 million of goodwill included in its balance sheet at September 30, 2001. Goodwill amortization for the nine months ended September 30, 2001 was approximately $450,000 and is currently expected to approximate $600,000 for the year ended December 31, 2001 before the provisions of FAS 142 are applied. Implementation of FAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting. Implementation of FAS 142 will not affect the Company's amortization of intangible assets related to its management services agreements.

In October 2001, the FASB issued Statement of Financial Accounting Standards Nos. 143, "Accounting for Asset Retirement Obligations" (FAS 143) and No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. FAS 144 supersedes Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Bulletin No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a

                               US ONCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

business, and Extraordinary, Unusual an Infrequently Occurring Events and Transactions" (APB 30). Along with establishing a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. FAS 144 is effective for fiscal years beginning after December 15, 2001. Management is evaluating the impact of these standards and has not yet determined the effect of adoption on the Company's financial position and results of operations.

                               US ONCOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

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

 . Develop, construct and manage free standing cancer centers that provide treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology. The Company operates 76 integrated community-based cancer centers and manages over one million square feet of medical oncology space.

 . In connection with its cancer centers, the Company is expanding diagnostic capabilities of practices through installation and management of Positron Emission Tomography (PET) technology. The Company has installed and manages ten PET units.

 . Coordinate and manage cancer drug research trials for pharmaceutical and biotechnology companies. The Company currently manages 98 clinical trials, with annual accruals of more than 4,000 patients, supported by its network of over 650 participating physicians in more than 370 research locations.

The Company's network provides cancer care services to patients through oncology practices comprising over 450 sites, with over 7,500 employees and over 870 physicians. The Company is not a provider of medical services, but it provides comprehensive services to the practices, including management and capital resources and data management, accounting, compliance and other administrative services. The affiliated practices offer comprehensive and coordinated medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology and blood and marrow stem cell transplantation.

The Company's revenue consists primarily of service fees paid by the practices. The Company and its affiliated practices have entered into long-term agreements under which the Company provides its comprehensive services to practices, and the practices pay a fee and reimburse the Company for all practice costs. Under some agreements, the fees are based on practice earnings before income taxes known as the "earnings model". In others, the fee consists of a fixed fee, a percentage fee (in most states) of the practice's net revenues and, if certain performance criteria are met, a performance fee known as the "net revenue model". Where the Company's service agreement follows the net revenue model, the practice is entitled to retain a fixed portion of net revenue before any service fee (other than practice operating costs) is paid to the Company.

The Company believes that the earnings model properly aligns practice priorities with respect to appropriate business operations and cost control, with the Company and the practice sharing proportionately in practice profitability, while the net revenue model results in the Company's disproportionately bearing the impact of increases or declines in operating margins. For this reason, the Company has, during 2001, been negotiating with practices under the net revenue model to convert to the earnings model. Since December 31, 2000, nine practices accounting for 15.8% of the first nine months of 2001 net patient revenue have converted to the earnings model. In addition, the Company continues to sever its non-strategic practice relationships. During the first nine months of 2001, the Company has negotiated separations with four such practices comprising 22 physicians and accounting for 3.5% of 2000 net patient revenue.

On October 1, 2001, US Oncology commenced a strategy to focus its operations on three core service lines: oncology pharmaceutical management, outpatient cancer center operations, and cancer research and

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
                                  (UNAUDITED)

development services. The Company has already begun marketing these core services outside our network through a non-PPM (physician practice management) model. All of our affiliated practices are being afforded the opportunity to terminate their existing service agreements and enter into new arrangements under the service line structure. We cannot assure you as to how many practices will take this opportunity. If all practices transition to this service line structure, the Company expects the financial impact to be a reduction in debt by $140 million, restructuring and reorganization costs of $480 million, mostly non-cash related, and a reduction in annualized EBITDA of $53 million. For those practices that remain on the PPM model, the Company will continue to negotiate with net revenue model practices to move to the earnings model, and otherwise to manage those practices pursuant to existing agreements. The Company's business strategy does not require that earnings model practices adopt and transition to the service line structure.

We believe that our PPM business has advanced cancer care by aggregating the nation's largest network of premier oncologists, who care for 15 percent of the nation's new cancer cases annually. Today, the US Oncology network provides access to advanced cancer therapeutics, diagnostic technologies and the nation's largest integrated cancer research platform. The Company's initiatives over the last 18 months have resulted in an improved capital structure and operating platform for this business. However, growing the PPM business model relies on significant and recurring capital investments in intangible assets, resulting in a high cost of capital and limiting our return on assets. We believe that the service line structure affords us the opportunity to continue participating in the growth of the oncology industry by unlocking the value of our core competencies with significantly reduced and better-focused capital needs. In addition, the Company believes that its affiliated practices will benefit from adoption of the service line structure: amounts retained by the practices would increase, management control would return to the local practices and the affiliated practices would continue to receive the benefits of the Company's core services. However, the Company will continue to manage practices under the PPM model, while continuing to pursue conversions of revenue practices to either the earnings model or the service line structure. US Oncology will support currently affiliated physicians and their practices throughout the transition process and continue building on long-term relationships by providing and expanding the high quality services to which physicians have become accustomed as part of the US Oncology network. Management believes the service line structure, without the constraints of the PPM model, creates an opportunity for higher growth for both the Company and our network of affiliated practices. The Company believes that either of these business models is consistent with its long-term strategy.

With an expanded market and proven services, the Company expects to continue to grow the network of premier oncologists. Network physicians can offer their patients continued access to high quality cancer care in a convenient, cost-effective, community-based, outpatient setting.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The following statements are or may constitute forward-looking statements within the meaning of the Federal securities laws: (i) certain statements, including possible or assumed future results of operations of US Oncology, contained in "Management's Discussion and Analysis of Financial Condition and Results of
Operations,"   (ii) any statements contained herein regarding the prospects for our business or any of the Company's services; (iii) any statements preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends", "estimates", "plans" or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

US Oncology's business and results of operations are subject to risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and US Oncology stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Factors that could cause actual results to differ materially include, but are not limited to, conversion of net revenue

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
                                  (UNAUDITED)

model agreements to earnings model agreements, our success in implementing the service line structure, our ability to obtain financing, government regulation and enforcement, reimbursement for health care services, particularly including reimbursement for pharmaceuticals, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, our ability to create and maintain favorable relationships with pharmaceutical companies and other suppliers, and the operations of the Company's affiliated physician groups. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and its subsequent Forms 10-Q and 8-K, particularly the sections entitled "Risk Factors" in those filings, for a more detailed discussion of certain of these risks and uncertainties.

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

RESULTS OF OPERATIONS

The Company is affiliated with the following number of physicians by specialty:

                                                 SEPTEMBER 30,
                                              --------------------
                                              2001            2000
                                              ----            ----
Medical oncologists..................          677             660
Radiation oncologists................          127             116
Other................................           69              88
                                              ----            ----
                                               873             864
                                              ====            ====

The following table sets forth the sources for growth in the number of physicians affiliated with the Company:

                                                        THREE MONTHS                         NINE MONTHS
                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                 -------------------------             -------------------------
                                                  2001               2000               2001               2000
                                                 ------             ------             ------             ------
Affiliated physicians, beginning of
 period.............................               844                835                869                806
Physician affiliations..............                 1                 12                  7                 24
Recruited physicians................                40                 31                 62                 51
Physician separations...............                (3)                 -                (22)                 -
Retiring/other......................                (9)               (14)               (43)               (17)
                                                  ----               ----               ----               ----
Affiliated physicians, end of period               873                864                873                864
                                                  ====               ====               ====               ====

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
                                  (UNAUDITED)

The following table sets forth the key operating statistics as a measure of the volume of services provided by the practices:

                                                                          THREE MONTHS             NINE MONTHS
                                                                      ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                    ------------------------    -------------------
                                                                     2001              2000       2001        2000
                                                                    ------            ------     ------      ------
Medical oncology visits................................            589,527           440,291   1,806,974   1,228,689
Radiation treatments...................................            157,437           148,756     480,575     438,590
PET scans..............................................              1,747               401       4,003       1,340
Research accruals......................................                967               934       2,916       2,859

The following table sets forth the number of cancer centers and Positron Emission Tomography (PET) machines managed by the Company:

                                                   SEPTEMBER 30,
                                               ---------------------
                                                2001            2000
                                                ----            ----
Cancer centers.............................       76              68
PET machines...............................        9               1

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations and Comprehensive Income. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                                                 THREE MONTHS                    NINE MONTHS
                                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                           -----------------------         -----------------------
                                                            2001             2000           2001             2000
                                                           -----            ------         -----            ------
Revenue...........................................         100.0%           100.0%         100.0%           100.0%
Operating expenses:
 Pharmaceuticals and supplies.....................          51.6             50.2           51.6             49.6
 Field compensation and benefits..................          21.7             20.6           21.5             20.8
 Other field costs................................          11.8             12.0           12.1             11.8
 General and administrative.......................           3.2              4.0            3.2              4.0
 Restructuring and other charges..................             -              0.1            0.5              0.3
 Depreciation and amortization....................           4.7              5.4            4.6              5.8
                                                           -----            -----          -----            -----
 Income from operations...........................           7.0              7.7            6.5              7.7
Net interest expense..............................           1.4              2.2            1.7              2.1
Other income......................................             -                -              -             (2.8)
                                                           -----            -----          -----            -----
Income before income taxes........................           5.6              5.5            4.8              8.4
Income tax provision..............................           2.1              2.1            1.8              3.2
                                                           -----            -----          -----            -----
Net income........................................           3.5%             3.4%           3.0%             5.2%
                                                           =====            =====          =====            =====

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
                                  (UNAUDITED)

Overall, the Company experienced a decrease in operating margins from the first nine months of 2000 to the first nine months of 2001, with earnings before taxes, interest, depreciation, amortization ("EBITDA"), as a percentage of revenue, declining from 13.8% to 11.6%, excluding restructuring and other charges and other income. A number of factors contributed to the decrease in operating margins, primarily the continued increase in utilization of more expensive single source drugs and affiliated practices under the net revenue model not bearing their proportionate share of increased operating costs.

  Revenue. Revenue increased from $968.3 million for the first nine months of 2000 to $1,119.2 million for the first nine months of 2001, an increase of $150.9 million, or 15.6%. Revenue increased from $337.3 million in the third quarter of 2000 to $372.7 million in the third quarter of 2001, an increase of $35.4 million, or 10.5%. The growth in revenue is attributable to the growth in affiliated practices' medical service revenue offset by amounts retained by the practices. The following presents the amounts included in determination of the Company's revenue (in thousands):

                                                       THREE MONTHS                     NINE MONTHS
                                                    ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                  ---------------------             ------------------------
                                                 2001              2000              2001              2000
                                                ------            ------            ------            ------
Net patient revenue.....................       $475,916          $441,301        $1,436,627        $1,266,566
Amounts retained by the practices.......        103,174           103,991           317,406           298,248
                                               --------          --------        ----------        ----------
Revenue.................................       $372,742          $337,310        $1,119,221        $  968,318
                                               ========          ========        ==========        ==========

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

Net patient revenue growth is attributable to an increase in: (i) medical oncology services, (ii) anticancer pharmaceuticals and (iii) radiation and diagnostic revenue. The increase in medical oncology services is attributable to an increase in medical oncology visits of existing practices, combined with the net addition of nine physicians since September 30, 2000. The increase in anticancer pharmaceuticals revenue is attributable to the growth in medical oncology services, coupled with a continued increase in utilization of more expensive, lower margin drugs, principally single-source drugs. The increase in radiation and diagnostic revenue is primarily attributable to the opening of eight additional cancer centers and nine PET Centers since September 30, 2000.

Amounts retained by practices increased from $298.2 million for the first nine months of 2000 to $317.4 million for the first nine months of 2001, an increase of $19.2 million, or 6.4%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. The following is the net patient revenue attributed to the Company's two principal management fee models--the earnings model and the net revenue model (in thousands):

                                           THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------    ----------------------------------------
                                            2001                    2000                     2001                2000
                                           ------                  ------                   ------              ------
                                    REVENUE       %          REVENUE        %        REVENUE       %       REVENUE       %
                                    --------   --------    -----------   -------    ----------   -----    ----------   -----
Earnings Model...................   $276,106       58.0%      $186,290      42.2%   $  814,277    56.7%   $  535,686    42.3%
Net Revenue Model................    194,238       40.8%       252,164      57.1%      606,619    42.2%      725,380    57.3%
Other............................      5,572        1.2%         2,847       0.7%       15,731     1.1%        5,500     0.4%
                                    --------      -----       --------     -----    ----------   -----    ----------   -----
                                    $475,916      100.0%      $441,301     100.0%   $1,436,627   100.0%   $1,266,566   100.0%
                                    ========      =====       ========     =====    ==========   =====    ==========   =====

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
                                  (UNAUDITED)

56.7% of net patient revenue for the first nine months 2001 was derived from earnings model service agreements, and 42.2% was derived from net revenue model service agreements, as compared to 42.3% and 57.3%, respectively, in 2000. The Company announced in November 2000 its initiative to convert net revenue model agreements to earnings model agreements. The Company believes the earnings model properly aligns practice priorities with proper cost control, with the Company and the practice sharing proportionately in revenue, operating costs and profitability. During the first nine months of 2001, nine practices accounting for 15.8% of the first nine months of 2001 net patient revenue converted to the earnings model. The Company continues to negotiate with practices under net revenue model agreements in an effort to convert those agreements to earnings model agreements. With the introduction of the service line structure, the Company will also offer such practices the opportunity to transition to that model.

Medicare and Medicaid are the practices' largest payors. During the first nine months of 2001, approximately 39% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 35% was so derived in the comparable period last year. This percentage varies among practices. No other single payor accounted for more than 10% of the Company's revenues in the first nine months of 2001 and 2000.

  Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $480.2 million in the first nine months of 2000 to $577.1 million in the first nine months of 2001, an increase of $97.0 million, or 20.2%. Pharmaceuticals and supplies expense increased from $169.2 million in the third quarter of 2000 to $192.5 million in the third quarter of 2001, an increase of $23.3 million or 13.7%. As a percentage of revenue, pharmaceuticals and supplies increased from 49.6% in the first nine months of 2000 to 51.6% for the comparable period of 2001 and from 50.2% in the third quarter of 2000 to 51.6% in the third quarter of 2001. This increase was primarily due to: (i) a shift in the revenue mix to a higher percentage of revenue from drugs, (ii) increases in acquisition prices of drugs, (iii) a shift towards increased usage of single source, lower margin drugs and (iv) with respect to practices operating under the net revenue model, the Company's disproportionately bearing the impact of increasing operating costs.

Management expects that third-party payors, particularly government payors, will continue to negotiate or mandate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact the Company's margins with respect to such items. In addition, the Company believes that single source drugs, possibly including oral drugs, will continue to be introduced at a rapid pace, thus further impacting margins. In response to this decline in margin relating to certain pharmaceutical agents, the Company has adopted several strategies. Most importantly, the successful conversion of net revenue model practices to the earnings model will help reduce the impact of the increasing cost of pharmaceuticals and supplies. Likewise, the implementation of the service line structure should have a similar effect. In addition, the Company has numerous efforts underway to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control and is assessing other strategies to address this trend. The Company also continues to expand its business into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology.

  Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of the operating units' employees, increased from $201.2 million in the first nine months of 2000 to $240.0 million in the first nine months of 2001, an increase of $38.8 million or 19.3%. Field compensation and benefits increased from $69.7 million in the third quarter of 2000 to $81.0 million in the third quarter of 2001, an increase of $11.3 million, or 16.3%.
As a percentage of revenue, field compensation and benefits increased from 20.8% in the first nine months of 2000 to 21.5% the comparable period of 2001 and increased from 20.6% in the third quarter of 2000 to 21.7% in the third quarter of 2001.

  Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $114.2 million in the first nine months of 2000 to $136.0 million in the

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
                                  (UNAUDITED)

first nine months of 2001, an increase of $21.8 million or 19.1%. Other field costs increased from $40.4 million in the third quarter of 2000 to $43.9 million in the third quarter of 2001, an increase of $3.6 million, or 8.8%. As a percentage of revenue, other field costs increased from 11.8% in the first nine months of 2000 to 12.1% in the first nine months of 2001 and decreased from 12.0% in the third quarter of 2000 to 11.8% in the third quarter of 2001. Such increases in other field costs are due to increased facilities and activity levels.

  General and Administrative. General and administrative expenses decreased from $38.9 million in the first nine months of 2000 to $35.7 million in the first nine months of 2001, a decrease of $3.2 million, or 8.3%. General and administrative expenses decreased from $13.4 million in the third quarter of 2000 to $11.9 million in the third quarter of 2001, a decrease of $1.5 million or 11.3%. As a percentage of revenue, general and administrative costs decreased from 4.0% in the first nine months of 2000 to 3.2% for the first nine months of 2001 and from 4.0% in the third quarter of 2000 to 3.2% in the third quarter of 2001. The Company restructured general and administrative departments in the first quarter of 2001, including eliminating approximately 50 corporate positions, closing offices and abandoning certain software applications and is now seeing the cost savings resulting from that restructuring.

  Depreciation and Amortization. Depreciation and amortization expense decreased from $55.8 million in the first nine months of 2000 to $51.9 million in the first nine months of 2001, a decrease of $3.9 million, or 7.0%. Depreciation and amortization expense decreased from $18.3 million in the third quarter of 2000 to $17.4 million in the third quarter of 2001, a decrease of $900,000, or 4.9%. As a percentage of revenue, depreciation and amortization expense decreased from 5.8% in the first nine months of 2000 to 4.6% in the comparable period of 2001 and from 5.4% in the third quarter of 2000 to 4.7% in the third quarter of 2001. Such decreases are attributable to the $170.1 million impairment charge of certain service agreements and other assets recorded in the fourth quarter of 2000.

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

                                 RESTRUCTURING   PAYMENTS TO                                      PAYMENTS TO
                                   EXPENSES        SETTLE         ASSET          ACCRUAL AT          SETTLE        ACCRUAL AT
                                    IN 2000      OBLIGATIONS   WRITE-DOWNS    DECEMBER 31, 2000   OBLIGATIONS    SEPT. 30, 2001
                                 -------------   -----------   ------------   -----------------   ------------   --------------
Abandonment of IT Systems            $ 6,557          $  -      $ (6,557)           $    -           $   -            $    -
Impairment of home
    health business                    6,463             -        (6,463)                -               -                 -
Severance of employment
    agreement                            466            36             -               430            (161)              269
Site closures                          2,636           562          (655)            1,419            (258)            1,161
                                     -------          ----      --------            ------           -----            ------
Total                                $16,122          $598      $(13,675)           $1,849           $(419)           $1,430
                                     =======          ====      ========            ======           =====            ======

During the first quarter of 2001, the Company announced plans to further reduce overhead costs and recognized pre-tax restructuring charges of $5.9 million. The charges are summarized in the following table and discussed in more detail below (in thousands):

                                                                                PAYMENTS TO
                                                                RESTRUCTURING      SETTLE        ACCRUAL AT
                                                                  EXPENSES      OBLIGATIONS    SEPT. 30, 2001
                                                                -------------   ------------   --------------
Costs related to personnel reductions                               $3,113          $(2,727)        $  386
Closure of  facilities                                               2,455             (365)         2,090
Abandonment of software applications                                   300             (300)             -
                                                                    ------          -------         ------
Total                                                               $5,868          $(3,392)        $2,476
                                                                    ======          =======         ======

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
                                  (UNAUDITED)

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

  Interest. Net interest expense decreased from $20.5 million in the first nine months of 2000 to $18.6 million for the first nine months of 2001, a decrease of $1.9 million, or 9.4%. Net interest expense decreased from $7.4 million in the third quarter of 2000 to $5.2 million in the third quarter of 2001, a decrease of $2.2 million, or 29.6%. As a percentage of revenue, net interest expense was 2.1% and 1.7% for the first nine months of 2000 and 2001, respectively, and 2.2% and 1.4% for the third quarter of 2000 and 2001, respectively. Such decreases are attributable to reduced borrowing levels under the Company's revolving credit facility as a result of improved cash collections throughout 2001.

  Income Taxes. For the first nine months of 2001, the Company recognized a tax expense of $20.5 million resulting in an effective tax rate of 38.0%, which is consistent with the same prior year period.

  Net Income. Net income decreased from $50.7 million in the first nine months of 2000 to $33.5 million in the first nine months of 2001, a decrease of $17.2 million or 33.9%. Net income increased from $11.6 million in the third quarter of 2000 to $12.9 million in the third quarter of 2001, an increase of $1.3
million, or 11.2%.   Net income as a percentage of revenue changed from 5.2% for the first nine months of 2000 to 3.0% for the first nine months of 2001 and from 3.4% in the third quarter of 2000 to 3.5% in the third quarter of 2001.
Included in net income for the first nine months of 2000 are a $17.1 million after-tax gain on investment in common stock offset by a $3.4 million charge for contract separation and legal costs. Excluding these items, net income for the nine months ended September 30, 2000 would have been $35.7 million, which represents earnings per diluted share of $0.35. Included in net income for the nine months ended September 30, 2001 were pre-tax restructuring charges of $5.9 million. Excluding the restructuring charges, net income for the first nine months of 2001 would have been $37.1 million, which represents earnings per diluted share of $0.37.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had net working capital of $125.0 million, including cash and cash equivalents of $8.8 million. The Company had current liabilities of $262.0 million, including $26.2 million in current maturities of long-term debt, and $183.4 million of long-term indebtedness. During the first nine months of 2001, the Company generated $161.1 million in net operating cash flow, invested $49.2 million and used cash in financing activities in the amount of $106.6 million.

Cash from Operating Activities

Cash from operating activities increased from $101.3 million in the first nine months of 2000 to $161.1 million in the first nine months of 2001. The increase is primarily attributable to the decrease in accounts receivable days outstanding from 70 days as of September 30, 2000 to 56 days as of September 30, 2001 due to improved collection efforts. In addition, the Company was not required to make similar levels of estimated tax payments in the first nine months of 2001 as compared to 2000.

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
                                  (UNAUDITED)

Cash from Investing Activities

During the first nine months of 2001, the Company expended $48.2 million in capital expenditures and financed an additional $16.8 million through various leasing facilities. The Company expended $33.3 million on the development and construction of cancer centers, of which $11.2 million was financed through the Company's leasing facility during 2001. In addition, the Company expended $6.8 million on installation of PET centers, of which $5.6 million was financed through an equipment operating lease facility. Maintenance capital expenditures were $25.2 million and $24.8 million in the first nine months of 2001 and 2000, respectively. In addition, in connection with affiliating with certain practices, the Company paid total consideration of $3.4 million in the first nine months of 2001 and $27.3 million in the first nine months of 2000, which included cash consideration and transaction costs of $1.0 million in 2001 and $11.8 million in 2000.

In March 2000, the Company sold its equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. These proceeds were used to reduce outstanding borrowings under the Credit Facility.

Cash from Financing Activities

During the first nine months of 2001, the Company used cash for financing activities of $106.6 million as compared to $94.3 million in the first nine months of the previous year, an increase of $12.3 million. Cash used to reduce long term debt during the first nine months of 2001 was derived from improved business office operations. In the first quarter of 2000, the Company used the proceeds from the sale of investment in common stock to reduce long-term debt.

The Company has satisfied its development and transaction needs through debt and equity financings and borrowings under a $175 million syndicated revolving credit facility ("Credit Facility") with First Union National Bank ("First Union"), as a lender and as an agent for various other lenders, which matures in 2004. The Company also uses a $75 million leasing facility in connection with developing its integrated cancer centers. Availability of new borrowings under the leasing facility terminated in June 2001. The Company repaid $97.5 million, net of borrowings, under the Credit Facility during the first nine months of 2001 as a result of increased cash flow from operations. In addition, the Company repaid $12.5 million of other indebtedness, primarily attributed to payments on subordinated notes related to previous affiliation transactions.

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

The Company is currently in compliance with the Credit Facility, Leasing Facility and Senior Secured Note covenants, with additional capacity under the Credit Facility of $147.5 million. The Company has relied primarily on profitability from its operations to fund working capital.

Borrowings under the Credit Facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The Credit Facility, Leasing Facility and Senior Secured Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. The Company's service agreements, the capital stock of the Company's subsidiaries and the Company's accounts receivable are pledged as security under the Credit Facility, Leasing Facility and Senior Secured Notes. Terminations of service agreements and asset sales in connection with transitioning affiliated practices to the service line structure may require lender consent or a refinancing of those facilities.

                               US ONCOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED
                                  (UNAUDITED)

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

The Company's borrowings under the Credit Facility contain an element of market risk from changes in interest rates. Historically, the Company has managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in 2001. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. The Company was not obligated under any interest rate swap agreements during the first nine months of 2001.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at September 30, 2001. The market values that result from these computations are compared with the market values of these financial instruments at September 30, 2001. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

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

The Company disclosed in November 1999, that it and a formerly affiliated practice are the subject of allegations that the practice's billing practices may violate the Federal False Claims Act. These allegations are contained in two qui tam complaints, commonly referred to as "whistle-blower" lawsuits, filed under seal prior to the AOR/PRN merger. The U.S. Department of Justice has determined that it will not intervene in those qui tam suits. In these suits, the individual who filed the complaint may choose to continue to pursue litigation in the absence of government intervention, but has not yet indicated an intent to do so.

The Company has become aware that it and certain of its subsidiaries and affiliated practices are the subject of additional qui tam lawsuits that remain under seal, meaning that they were filed on a confidential basis with a United States federal court and are not publicly available or disclosable. To date, the United States has not intervened in any such suit against the Company. Because the complaints are under seal, and because the Department of Justice and the Company are in the process of investigating the claims, the Company is unable to

                               US ONCOLOGY, INC.
                         LEGAL PROCEEDINGS, CONTINUED

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

During the first nine months of 2001, the Company affiliated with five physician groups consisting of nine physicians. In conjunction with these transactions the Company agreed to issue 86,509 shares of Common Stock and issued $1.8 million of subordinated promissory notes. Each sale was a private placement made in connection with an affiliate transaction, as described in general in the preceding paragraph. All of the physicians involved in such transactions during the first nine months of 2001 are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

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

   4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (filed as exhibit 4 to Form 8-A filed June 2, 1997 and incorporated herein by reference)

   4.2 Form of 8.42% Senior Secured Note due 2006 (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

(b)    Reports on Form 8-K


   A report on Form 8-K dated September 30, 2001 including Item 5, Other Event and Item 9, Regulation FD disclosure was filed by the Company on October 1, 2001.

                               US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2001       US ONCOLOGY, INC.



                              By:  /s/ R. Dale Ross
                                  -------------------------------
                                  R. Dale Ross, Chief Executive Officer
                                  (duly authorized signatory)



                              By:  /s/ Bruce D. Broussard
                                  -------------------------------
                                  Bruce D. Broussard, Chief Financial Officer
                                  (principal financial and accounting officer)