Form 10-K
period 2001-12-31
US ONCOLOGY INC
filed 2002-03-29
CIK 943061

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-26190

                                US ONCOLOGY, INC.

             (Exact name of registrant as specified in its charter)

                           ---------------------------

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2002 was $645,462,369 (based upon the closing sales price of the Common Stock on The Nasdaq Stock Market on March 21, 2002 of $8.42 per share). For purposes of this calculation, shares held by non-affiliates exclude only those shares beneficially owned by executive officers, directors and stockholders beneficially owning 10% or more of the outstanding Common Stock.

      There were 93,157,809 shares of the Registrant's Common Stock outstanding on March 21, 2002. In addition, as of March 21, 2002, the Registrant had agreed to deliver approximately 6,725,417 shares of its Common Stock on certain future dates for no additional consideration.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement issued in connection with the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

PART I

As used in this report, unless the context otherwise requires, the terms, "US Oncology," the "Company," "we," "our" and "us" refer to US Oncology, Inc. and its consolidated subsidiaries.

Item 1. Business

      US Oncology is America's premier cancer care services company. We support the cancer care community by providing practice management, oncology pharmaceutical management, outpatient cancer center operations and cancer research and development services. Our 868 network physicians provide care to patients in over 450 locations, including 77 outpatient cancer centers and 12 Positron Emission Tomography (PET) installations, across 27 states. In 2001, we estimate that our network physicians provided care to over 500,000 cancer patients, including approximately 200,000 new patients, representing 15% of the nation's newly diagnosed cancer cases.

      Our network's community-based focus allows our affiliated physicians to provide to patients locally the latest advances in therapies, research and technology, often within a single outpatient setting. As a result, patients access the best possible treatment with the least amount of disruption to their daily lives. Our nationwide presence enables us to rapidly implement best practices and share new discoveries, and our network's size affords competitive advantages in areas such as purchasing, information systems, access to clinical research and leading edge technology.

      On June 15, 1999, a wholly owned subsidiary of US Oncology, Inc. merged with Physician Reliance Network, Inc. ("PRN"), a cancer management company. As a result of the merger, PRN became a wholly owned subsidiary of US Oncology, Inc., and each holder of PRN common stock received 0.94 shares of our common stock for each PRN share held. This transaction, which is referred to as the "AOR/PRN merger," was accounted for under the pooling of interests method of accounting and treated as a tax-free exchange. Our financial statements included in this report have been retroactively restated to combine the accounts of US Oncology (formerly known as American Oncology Resources, Inc. ("AOR")) and PRN for all periods presented using their historical bases.

      US Oncology was incorporated in October 1992 under the laws of the State of Delaware. Our principal executive offices are located at 16825 Northchase Drive, Suite 1300, Houston, Texas, and our telephone number is (832) 601-8766. Our common stock is traded on the Nasdaq Stock Market under the symbol "USON."

Our Operations

      We provide our network physicians with a comprehensive set of services that empowers them to offer to cancer patients in outpatient settings a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology services, stem cell transplantation, clinical laboratory, diagnostic radiology, pharmacy services and patient education. The services include:

      Oncology Pharmaceutical Management Services. We purchase and manage specialty oncology pharmaceuticals for our network physicians. We are one of the largest buyers of oncology pharmaceuticals within the United States, purchasing more than $700 million in cancer drugs annually on behalf of our network physicians. In addition, we operate 31 licensed pharmacies and over 400 admixture sites that are staffed with 51 pharmacists and 180 pharmacy technicians.

      Outpatient Cancer Center Operations. We develop and manage comprehensive, community-based cancer centers, which integrate all forms of outpatient cancer care, from the most advanced laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We provide a "turn-key" service, developing centers from the preliminary feasibility study through full operational status, including site acquisition, architectural design, construction management, equipment evaluation and acquisition, physician and technical staff recruiting and billing and collection services. We have developed and manage 77 comprehensive outpatient cancer centers located in urban, suburban and rural settings. Overall, we maintain over 1.2 million square feet of medical office space and an installed base of 112 linear accelerators, 59 Computerized Axial Tomography (CT) units and 12 PET units.

      Cancer Research and Development Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services, from study concept and design to regulatory approval, including complete Phase I through Phase IV trials, recruitment of studies, protocol writing and scientific approval process, supported by a single Clinical Review Advisory Board. Our 1,100 research team members, working in conjunction with our network of 650 participating physicians in more than 330 research locations, conduct approximately 100 clinical trials each year with accruals of more than 3,500 patients during 2001.

      Other Practice Management Services. We act as the exclusive manager and administrator of all day-to-day nonmedical business functions connected with our affiliated practices. As such, we are responsible for physician recruiting, data management, accounting, systems, compliance and capital allocation to facilitate growth in practice operations.

Physician Practice Management Model

      Currently, we provide all of our services to the practices in our network under long-term comprehensive service agreements. When we entered into each agreement, we paid consideration to physicians to purchase the nonmedical assets of their practices and to enter into service agreements. Utilizing this strategy (sometimes referred to as the "physician practice management" or "PPM" business model), we have assembled the nation's largest network of oncologists, who care for 15 percent of the nation's new cancer cases annually. However, the PPM model relies on significant and recurring capital investments in intangible assets in order to expand the network. Going forward we generally do not intend to add physicians to our network in new markets through the PPM model. Rather, we will contract with practices to provide our core services on a non-PPM basis. See the discussion under "--Strategic Repositioning."

      Under the PPM model, in connection with affiliating with a practice, we entered into a service agreement with the practice and purchased the practice's nonmedical assets. In consideration of these arrangements, we typically delivered cash and subordinated promissory notes and agreed to deliver shares of our common stock at specified future dates (typically on the second through fifth anniversaries of the closing date). In addition, in most of our affiliated practices, each physician entered into an employment or non-competition agreement with the practice. We do not provide medical care to patients or employ any of the affiliated practices' clinical staff who provide medical care. However, under the terms of the service agreements with the practices, we are responsible for the compensation and benefits of the practices' non-physician medical personnel, and our financial statements reflect the costs of such compensation and benefits.

      The service agreements with the practices generally have contractual terms of 40 years. These agreements provide that they cannot be terminated by the practices or by us without cause. Each agreement provides for payment to us of a service fee and reimbursement of all practice costs as consideration for our services. Some of the service agreements, known as the "earnings model" agreements, provide that this fee is a percentage of the practice's earnings before income taxes. In others, known as "net revenue model" agreements, the fee consists of a fixed fee, a percentage fee (in most states) of the practice's net revenues and, if certain performance criteria are met, a performance fee. Where our service agreement follows the net revenue model, the practice is entitled to retain a fixed portion of net revenue before the service fee (other than practice operating costs) is paid to us. The effect of this priority of payments under the net revenue model agreements is that we bear a disproportionate share of increasing practice costs. This is because if, after payment of operating expenses, there are not sufficient amounts available to pay both the fixed management fee and the fixed percentage to be retained by the practice, the entire amount of such shortfall is a reduction to our management fee. For this reason, we believe that the net revenue model does not provide adequate incentives for our practices to manage costs efficiently.

      Beginning in the Fall of 2000, we commenced a network-wide initiative to convert our affiliated practices from the net revenue model to the earnings model. We believe that the earnings model more appropriately aligns our economic interests with those of our affiliated practices, particularly in a rising cost environment. In addition, we have negotiated, and intend to continue to negotiate, terminations of certain service agreements that we do not believe will attain satisfactory performance under either model. During 2001, we successfully converted twelve practices formerly under the net revenue model to the earnings model. We continue to pursue other conversions. Changing the manner in which fees are calculated has and will in some cases result in management fees that are, at least in the short term, lower than those that would have been received under the net revenue model. For the fourth quarter of 2001, 63% of our revenue was derived from practices under the earnings model as of March 11, 2002, and several other additional affiliated practices are currently in negotiations regarding conversion to this model. We intend to continue to convert practices under the revenue model to the earnings model or to allow them to terminate their PPM arrangement and adopt the service line structure, as described below under "--Strategic Repositioning."

Strategic Repositioning

      In September 2001, we announced an initiative to offer our core cancer-related services nationwide to oncology practices that are outside of our current network under what we call the "service line structure." Oncology practices will now be able to contract for our services without entering into comprehensive service agreements that call for our involvement in all business aspects of their day-to-day operations. Under the service line structure, we will no longer pay consideration to physicians in new markets to acquire the nonmedical assets of their practices. We believe that this new strategic initiative will enable us to expand our oncology network to meet the growing demand for cancer care services without the recurring capital investments in intangible assets, limited return on assets, increased compliance requirements and reimbursement risks and the delays inherent in expanding under the PPM model. The service line structure will also allow significant numbers of new physicians to affiliate with us and utilize our core services while maintaining complete ownership and control of their oncology practices' assets. In February of 2002, we executed definitive agreements with the first external practice to adopt the service line structure and expect to begin providing services to that practice during the second quarter of 2002.

      Our existing affiliated practices will remain in the network and be given a choice of maintaining a PPM relationship with us or transitioning to a service line relationship. We believe that conversion to the service line arrangement will allow physicians to regain management control of their practices and effectively increase physician compensation, while allowing them to retain access to virtually all of our core services at market based rates. If all affiliated practices transition to the service line structure, we would expect the potential financial impact could include significant, but largely non-cash, restructuring and reorganization costs, and a reduction in our earnings related to those practices. We do not think that all of our practices will transition to the service line structure in the near future. We also cannot accurately predict which practices will transition or when they will do so. Thus, we are unable to more accurately predict the financial impact of this transition until practices agree to change structures.

      Although we will no longer expand into new markets under the PPM model, we may expand certain practices that continue to operate under the existing PPM model. Existing affiliated practices that choose to remain under the PPM model will continue to be managed according to existing agreements, and we will continue to attempt to convert net revenue model service agreements to the earnings model. In certain cases, we may acquire the nonmedical assets of additional physician practices under the PPM model and integrate those physicians with an existing practice under the PPM model.

      While we believe that the service line structure will be attractive to practices in our existing network, we are not currently able to predict the number of practices and physicians that may transition to this new model or the timing of negotiations and implementation of such transitions. As our existing practices complete their evaluation of the service line structure, we believe many will elect to make the transition to that structure. At the same time, however, we are firmly committed to our existing operations and believe that our repositioning will be successful if our affiliated practices convert to either the earnings model within the PPM structure or the service line structure.

Service Line Structure

      To implement our service line strategy, we will be internally reorganized into three divisions. We will manage and operate our business under distinct service lines, and expect to begin segment reporting according to those service lines in 2002. For management and reporting purposes, our existing PPM operations will be divided into the various service line offerings included in the PPM relationship.

Oncology Pharmaceutical Management

      This division would offer the pharmaceutical management services we currently provide to our network physicians. We expect to retain a market-competitive service fee that is a percentage of the cost of all drugs purchased on behalf of clients. Based on current network volume, and our preliminary assumptions with respect to our potential fees, this division would generate more than $780 million in annual revenues from currently affiliated practices.

      The oncology pharmaceutical management service line combines all of our core competencies and service offerings related to oncology drugs into a single, coordinated business division. We expect the division to provide a comprehensive, integrated solution to all of the drug needs of an oncology practice, from purchasing drugs and supplies to mixing and managing drugs for infusion, to post-use evaluation and data aggregation. The division is aimed at providing efficient, high quality management of drugs from the manufacturer to the patient, including the following service offerings:

      . Purchasing. Coordination of purchasing for oncology drugs and Group Purchasing Organization services.

      . Inventory Management. Tracking of drug usage and reduction of waste, implementation of network-wide systems and protocols and coordination of drug replacement assistance with respect to unused expired drugs and drugs for indigent patients.

      . Admixture Services. Coordination of comprehensive mixing services for oncology drugs.

      . Information Services. Data aggregation and analysis regarding drug usage for use by physicians, pharmaceutical companies and patients.

      . National Network Participation. Coordination of meetings and discussions among other network physicians regarding treatment protocols, drug effectiveness and other pharmacy-related issues.

      . Retail Pharmacy. In addition to providing pharmaceutical services for our affiliated practices that allow them to infuse drugs in their offices, we expect that the oncology pharmaceutical management division will permit us to participate in the market for retail pharmaceuticals in the oncology arena. Although most oncology drugs continue to be administered in the physician's office, in the event additional self-administered therapies become available, our network of trained pharmacists, combined with the other core competencies of the network, will enable us to serve patients in a convenient retail pharmacy context also.

      Under the service line structure, pharmaceutical management services contracts will have a term of up to five years. We will be responsible for providing all of the services outlined above and will be paid on a per-dose basis an amount reflecting our cost per dose plus an agreed upon percentage. In addition, the practices will pay a per-dose admixture fee. The practices will also be required to acquire substantially all of their drugs through us and to use our admixture services. Under all contracts we will bear the costs and risks of ownership of pharmaceuticals and will be able to capture the benefits of any drug efficiencies resulting from our mixing operations. We will act as a group purchasing organization on behalf of the practices and will receive a fee from pharmaceutical manufacturers for this service. In addition, under the contracts, we will own data gathered in connection with our pharmaceutical services and intend to enter into agreements to sell such data to pharmaceutical companies and to others.

Outpatient Cancer Center Operations

      This division will contract with oncology practices and clinics to provide expertise in outpatient cancer center development and operations and access to capital for development. The portfolio of service offerings includes the full range of outpatient cancer center development and management, including deployment of radiation therapy and diagnostic technology, including PET. Both the economic arrangement and the types of services offered by this division under the service line structure remain largely unchanged from the manner in which we conduct business in this segment today at earnings model practices. Based on current network performance and our existing affiliated practices, this division would produce more than $280 million in annual net patient revenues.

      The division provides a "turn-key" service, developing centers from the preliminary feasibility study through full operational status, including site acquisition, architectural design, construction management, equipment evaluation and acquisition, and physician and technical staff recruiting. Once a center is operational, the division provides full operations and facilities management, including marketing and other related services. Practices benefit from having access to low-cost capital, operational expertise gained from pioneering outpatient cancer centers, the latest technology to enhance patient care and diversified revenue sources.

      We currently manage 77 comprehensive outpatient cancer centers located in urban, suburban and rural settings under PPM arrangements. We manage over 1.2 million square feet of medical office space, an installed base of 112 linear accelerators, 59 CT units and 12 PET units.

      The Outpatient Cancer Center Operations division manages all aspects of the development and operation of comprehensive outpatient cancer centers. Throughout all stages of the process of developing and operating a cancer center, we and the local physicians collectively make all material decisions and coordinate strategic and planning activities, including:

      . Market Evaluation. Market assessment, including evaluation of competition, alternative treatment sources, demographic trends, referral patterns and patient base and assessment of opportunities for expansion.

      . Pre-Construction Analysis and Planning. Site selection, managing planning and zoning requirements, developing preliminary space requirements, coordinating certificate of need or similar approval process, conducting site engineering and environmental studies, developing a master site plan, preliminary project cost estimates, financial planning and a preliminary staffing and equipment plan.

      . Construction. Coordination and supervision of all aspects of the construction of the cancer center including analysis of conformity with project costs and schedule goals.

      . Equipment Services. Equipping and furnishing the center, coordinating installation and in-service training for center staff and maintaining of equipment.

      . Personnel. Setting appropriate staffing levels and evaluating, retaining and training the necessary technical and other staff to operate the center, including physicists, dosimetrists, radiation therapists, nurses, social workers, dieticians, secretaries, clerical staff, data managers and research staff.

      . Operations. Management of all of the day-to-day business operations of the cancer center, including provision of supplies, management of necessary information systems, front office operations, billing and collection, financial planning and reporting, benchmarking and introduction of network best practices.

      . Marketing, Payor Relationships and Strategic Planning. Assistance in developing competitive fee schedules and negotiations with payors, monitoring of payor contract compliance, marketing and strategic planning services, including physician recruitment, strategic partnerships and new service opportunities.

      Under the service line structure, Outpatient Cancer Center Operations will be conducted pursuant to leases and service agreements with fifteen-year terms. Under the leases for both equipment and real estate, the affiliated practices will pay our economic cost related to the property plus, in the case of radiation assets, an amount sufficient to give us a predetermined return on invested capital. In addition, we will receive a service fee equal to 30% of net earnings from radiation operations, subject to a fee rebate to the extent certain performance criteria are achieved by the practice. The agreements will include mutual non-competition covenants. In addition, practices will be required to utilize our pharmaceutical management services within the cancer centers.

Cancer Research and Development Services

      This division will provide a full range of oncology drug development services, from study concept and design to regulatory approval, including complete Phase I-IV clinical trials. The division will contract with pharmaceutical and biotechnology firms and focus on bringing investigational therapies to cancer patients through our network of community-based oncology researchers.

      The division provides a complete range of research and development support services, including recruitment of studies, protocol writing and scientific approval process, supported by a single Clinical Review Advisory Board. A team of research professionals, which includes the study principal investigator, site investigator, site sub-investigator, research nurse/coordinator, clinical research assistants, project managers and data coordinator/manager, supervises each research project. Study management services include study initiation and monitoring, patient accrual, project management, protocol implementation, data management and statistical analysis. A single Institutional Review Board provides research oversight.

      We currently supervise 98 clinical trials with accruals of more than 3,500 patients during 2001. We have completed more than 200 trials in conjunction with our network of 650 participating physicians in more than 330 research locations. We actively participated in clinical research trials that resulted in nine new drugs in five years.

      The Cancer Research and Development service line provides a range of services designed to give affiliated practices and their patients access to a wide selection of the latest clinical trials. This division is also responsible for our stem cell transplant program. We will contract with pharmaceutical companies and others needing research services, generally on a per trial basis. We will pay physicians for each trial based upon economic considerations unique to each trial.

Other Key Support Services

      Under the service line structure, we will continue to offer certain other services in which we have developed expertise as a result of operating under the PPM Model. These services include:

      .     marketing
      .     recruiting of physicians and staff
      .     continuing education
      .     network communications
      .     public policy and patient advocacy

Transition from PPM Model to Service Line Structure

      We believe that the PPM model has afforded us the opportunity to greatly improve the quality of community-based cancer care in the United States and to assemble a nationwide network. We have developed core competencies relating to oncology pharmaceutical management, cancer center development and operations and cancer research and drug development services. We have also established ourselves as the market leader in providing these services to oncology practices in the United States.

      Nevertheless, management believes that the PPM model has limited growth opportunities: access to capital is limited because the capital markets perceive risks in the PPM structure, growth by practice acquisition is capital intensive, and there are only a limited number of oncology practices available for acquisition because of valuation difficulties and the perception of many physicians that a PPM relationship diminishes their local control.

      With respect to those practices who elect to transition from the PPM model to the service line structure, we would be able to eliminate the distractions of lesser-valued services and reduce indebtedness. In addition, going forward under the service line structure allows us to:

      .     increase and accelerate participation in the growing cancer services market
      .     reduce capital expenditures necessary to add practices
      .     improve shareholder value and capital structure through a less capital-intensive model
      .     prepare for future reimbursement and technology changes

      If all current affiliated practices transitioned to the service line structure, thus eliminating the medical oncology practice management responsibilities and related fees, we expect that there would be reduction in long-term and intangible assets currently reflected on our balance sheet and transitional and restructuring costs. As practices transition to this service line structure, we would expect the financial impact to be a reduction in debt, restructuring and reorganization costs, mostly non-cash related, and a reduction in our earnings related to those practices. We cannot assess at this time which, or how many, practices will adopt the service line structure, and the exact extent of the above-described financial impacts will depend on which practices convert.

      It is not integral to our strategy that all or any of our currently affiliated practices adopt the service line structure, and we currently expect that a large percentage of existing affiliated practices will stay on the PPM model for the foreseeable future. With respect to continuing PPM relationships, we will continue to negotiate conversions to the earnings model and otherwise manage these practices in accordance with their service agreements. We remain fully committed to those practices with which we have PPM relationships and will continue to provide the complete range of PPM services to them.

Competition

      Some of our competitors have greater financial, technical, marketing and managerial resources than we have. To the extent that competitors are owned by pharmaceutical manufacturers, retail pharmacies, insurance companies, HMOs or hospitals, they may have pricing advantages that are unavailable to us and other independent companies. While competition is often based primarily on price and quality of service, it can also be affected by the ability to develop and maintain relationships with patients and referral sources, depth of product line, technical support systems, specific patient requirements and reputation.

      Pharmaceutical Management. The specialty pharmaceutical industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. We are unique in our exclusive focus on oncology pharmaceuticals. Some of our current and potential competitors include:

      . specialty pharmacy distributors, such as Accredo Health, Incorporated, Caremark Rx, Inc., Priority Healthcare Corporation and Gentiva Health Services, Inc.;

      .     specialty pharmacy divisions of national wholesale distributors;

      . pharmacy benefit management companies, such as Express Scripts, Inc. (minority-owned by New York Life Insurance Co.), Merck-Medco Managed Care, LLC (an affiliate of Merck & Co., Inc.) and AdvancePCS;

      .     hospital-based pharmacies;

      .     retail pharmacies;

      .     home infusion therapy companies;

      .     group purchasing organizations (GPOs);

      . manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

      . hospital-based comprehensive cancer care centers and other alternate site health care providers.

      Outpatient Health Care Centers. Outpatient care is a growing trend, but the sector is highly fragmented, with no other company focusing exclusively on comprehensive cancer centers. Many hospitals and regional medical centers operate outpatient care centers, offering primary care, urgent care, diagnostic imaging like MRIs and heart scans, minor surgery (known as ambulatory surgery centers or ASCs), and a range of other specialties including oncology. Although fragmented and predominantly locally-focused, our strongest competitors are hospitals or joint ventures between hospitals and oncology practices who finance, build and operate comprehensive cancer centers adjacent to a large hospital or as a satellite location within the hospital system. Companies such as SurgiCare, Inc. (for ASCs) and Outpatient Imaging Affiliates (for diagnostic radiology imaging) also build and operate outpatient care centers, often in partnership with hospitals or HMOs. Some of these companies could attempt to enter or expand their presence in the oncology market.

      Affiliated Practices. Our profitability depends in large part on the continued success of our affiliated practices. The business of providing health care services is highly competitive. The affiliated practices face competition from several sources, including sole practitioners, single- and multi-specialty practices, hospitals and managed care organizations.

Regulation

      General. The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which we and our affiliated practices operate will not change significantly and adversely in the future. In general, regulation and scrutiny of health care providers and related companies are increasing.

      There are currently several federal and state initiatives relating to the provision of health care services, the legal structure under which those services are provided, access to health care, disclosure of health care information, costs of health care and the manner in which health care providers are reimbursed for their services. One of these initiatives being conducted by the Office of the Inspector General is focusing on, among other issues, clinical research, physician coding, pharmaceutical relationships, credit balances and group purchasing organization activities, which may result in government actions that could negatively impact our operations. It is not possible to predict whether any such initiatives will result in new or different rules or regulations or other actions or what their form, effective dates or impact on us will be.

      Our affiliated practices are intensely regulated at the federal, state and local levels. Although these regulations often do not directly apply to us, if a practice is found to have violated any of these regulations and, as a result, suffers a decrease in its revenues or an increase in costs, our results of operations might be materially and adversely affected.

      Licensing and Certificate of Need Requirements. Every state imposes licensing requirements on clinical staff, individual physicians and on facilities operated or utilized by health care providers. Many states require regulatory approval, including certificates of need, before (1) establishing certain types of health care facilities, (2) offering certain services or (3) expending amounts in excess of statutory thresholds for health care equipment, facilities or programs.

      Privacy Regulations. The Department of Health and Human Services published new privacy regulations on December 28, 2000 under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Currently, the privacy regulations are subject to further comment or revision by the new executive administration. When final, the privacy regulations may impact our operations with respect to the transfer of data between us and the affiliated practices. Already adopted in final form, and also a part of HIPAA, are security and electronic signature standards that regulate how we maintain personally identifiable health information in our databases. We believe we are taking appropriate measures to comply with these requirements, which will require significant expenditures by us.

      Fee-Splitting; Corporate Practice of Medicine. The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as US Oncology, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We believe our current and planned activities do not constitute fee-splitting or the practice of medicine as contemplated by these laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure.

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

      The Medicare and Medicaid anti-kickback amendments (the "Anti-Kickback Amendments') provide criminal penalties for individuals or entities participating in the Medicare or Medicaid programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act provides for civil monetary penalties and exclusion of violators from participation in the Medicare or Medicaid programs.

      A violation of the Anti-Kickback Amendments requires the existence of all of these elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals; (iii) the ability of the parties to make or influence referrals of patients; (iv) the provision of services that are reimbursable under any governmental health programs; and (v) patient coverage under any governmental program. Fulfilling all of the requirements of the applicable regulatory safe harbors ensures that a party has not violated the Anti-Kickback Amendments. We believe that all compensation we receive is for our services. We also believe that we are not in a position to make or influence referrals of patients or services reimbursed under any governmental health programs to our affiliated practices. Consequently, we do not believe that the service fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-Kickback Amendments. To our knowledge, there have been no case law decisions regarding service agreements similar to ours that would indicate that such agreements violate the Anti-Kickback Amendments. Further, we believe that since we are not a provider of medical services, and are not in a position to refer patients to any particular medical practice, the remuneration we receive for providing services does not violate the Anti-Kickback Amendments. Because of the breadth of the Anti-Kickback Amendments and the government's active enforcement thereof, there can be no assurance, however, that future interpretations of such laws will not require modification of our existing relationships with practices.

      Prohibitions of Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 ("OBRA") includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as the "Stark Bill." The Stark Bill originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest in or compensation relationship with the entity. The revisions to the Stark Bill prohibit a referral to an entity in which the physician or a family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services." The Stark Bill and its current and future regulations apply directly to physicians, not to us. There can be no assurance, however, that interpretations of such laws will not indirectly affect our existing relationships with affiliated practices.

      Pharmacy Regulation. Our pharmaceutical service line, and our pharmacies in particular, are subject to the operating and security standards of the Food and Drug Administration (the "FDA"), the United States Drug Enforcement Administration, various state boards of pharmacy and comparable agencies. Such standards affect the prescribing of pharmaceuticals (including certain controlled substances), operating of pharmacies (including nuclear pharmacies), and packaging of pharmaceuticals. Complying with the standards, especially as they change from time to time, could be extremely costly for us and could limit the manner in which we implement this segment. Additionally, although the pharmacies shall seek reimbursement only from the practices and never from any third party payor, their existence and operation makes us a provider. While we believe that our arrangements with our affiliated practices comply with the Anti-Kickback Amendments and any relevant safe harbors as well as the Stark Law and its exceptions, there can be no assurance that our pharmacy function will not subject us to additional governmental review or an adverse determination.

      Antitrust. We and our affiliated practices are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of markets. We believe we are in compliance with these laws, but there can be no assurance that a review of US Oncology or our affiliated practices would not result in a determination that could adversely affect our operations and the operations of our affiliated practices.

      Reimbursement Requirements. In order to participate in the Medicare and Medicaid programs, our affiliated practices must comply with stringent reimbursement regulations, including those that require certain health care services to be conducted "incident to" or otherwise under a physician's supervision. Satisfaction of all reimbursement requirements is required under our compliance program. The practices' failure to comply with these requirements could negatively affect our results of operations.

      Enforcement Environment. In recent years, federal and state governments have launched several initiatives aimed at uncovering behavior that violates the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. Such laws require physicians to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for medical services by governmental payors. Our compliance program requires adherence to applicable law and promotes reimbursement education and training; however, because we perform services for our practices, it is likely that governmental investigations or lawsuits regarding practices' compliance with reimbursement requirements would also encompass our activities. A determination that billing and coding practices of the affiliated practices are false or fraudulent could have a material adverse effect on us.

      The Federal False Claims Act is a frequently employed vehicle for identifying and enforcing billing, reimbursement and other regulatory violations. In addition to the government bringing claims under the Federal False Claims Act, qui tam, or "whistleblower," actions may be brought by private individuals on behalf of the government. A violation under the False Claims Act occurs each time a claim is submitted to the government or each time a false record is used to get a claim approved, when the claim is false or fraudulent and the defendant acted knowingly. Under the False Claims Act, defendants face exclusion from the Medicare/Medicaid programs and monetary damages of $5,500 to $11,000 for each false claim, as well as treble damages.

      Compliance. We have a comprehensive compliance program designed to assist us, our employees and our affiliated practices in complying with applicable law. We regularly monitor developments in health care law and modify our agreements and operations as changes in the business and regulatory environment require. While we believe we will be able to structure all of our agreements and operations in accordance with applicable law, there can be no assurance that our arrangements will not be successfully challenged.

Employees

      As of December 31, 2001, we directly employed 3,581 people. As of December 31, 2001, the affiliated practices employed 4,673 people (excluding the network physicians). Under the terms of the service agreements with the affiliated practices, we are responsible for the practice compensation and benefits of the practices' non-physician medical personnel. No employee of US Oncology or of any affiliated practice is a member of a labor union or subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Service Marks

      We have registered the service mark "US Oncology" with the United States Patent and Trademark Office.

Item 2. Properties

      We lease our corporate headquarters in Houston, Texas. We or the affiliated practices own, lease or sublease the facilities where the clinical staffs provide medical services. In connection with the development of integrated cancer centers, we have acquired land valued at approximately $21.0 million. We anticipate that, as our affiliated practices grow, expanded facilities will be required.

      In addition to conventional medical office space, we have developed comprehensive cancer centers that are generally free-standing facilities in which a full range of outpatient cancer treatment services is offered in one facility. At December 31, 2001, we operated 77 integrated cancer centers and had four cancer centers under development. Of the 77 cancer centers operated by us, 50 are leased and 27 are owned, ranging in size from 4,700 square feet to 112,400 square feet.

Item 3. Legal Proceedings

      The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. We do not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and resell pharmaceutical products, they face the risk of product liability claims. Although we maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against us or one of the practices could have a material adverse effect on us.

      In November 1999, we disclosed that we and one of our formerly affiliated practices were the subject of allegations that the practice's billing practices may violate the Federal False Claims Act. These allegations are contained in two qui tam complaints, commonly referred to as "whistle-blower" lawsuits, filed under seal prior to the AOR/PRN merger. The U.S. Department of Justice has determined that it will not intervene in those qui tam suits. In these suits, the individual who filed the complaint may choose to continue to pursue litigation in the absence of government intervention, but has not yet indicated an intent to do so.

      We have become aware that we and certain of our subsidiaries and affiliated practices are the subject of additional qui tam lawsuits that remain under seal, meaning that they were filed on a confidential basis with a U.S. federal court and are not publicly available or disclosable. To date, the United States has not intervened in any such suit against us. Because the complaints are under seal, and because the Department of Justice and we are in the process of investigating the claims, we are unable to assess at this time the materiality of these lawsuits. Because qui tam actions are filed under seal, there is a possibility that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with law.

      Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. However, the Department of Justice is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by us, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between us and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against us, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on us including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

      We and our network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, we are involved from time to time in disputes with, and claims by, our affiliated practices against us. Although we believe the allegations are customary for the size and scope of our operations, adverse judgments, individually or in the aggregate, could have a material adverse effect on us.

Forward-Looking Statements and Risk Factors

      The following are or may contain forward-looking statements within the meaning of the U.S. federal securities laws: (i) certain statements, including possible or assumed future results of operations, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) any statements contained herein regarding the prospects for our business or any of our services; (iii) any statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "estimates," "plans" or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

      Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

      In addition to the specific risk factors described below, important factors that could cause actual results to differ materially include, but are not limited to, our success in implementing our proposed service line structure described herein, the degree to which practices currently managed by us convert to the earnings model or the service line structure rather than terminate their affiliation, our ability to attract and retain additional physicians and practices under the service line structure, our ability to obtain financing, government regulations and enforcement, reimbursement for health care services, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, our ability to create and maintain favorable relationships with pharmaceutical companies and other suppliers, and the operations of affiliated practices. Below is a more detailed discussion of certain of these risks and uncertainties.

      The cautionary statements contained or referred to herein should be considered in connection with any written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      In general, because our revenues depend upon the revenues of our affiliated practices, any of the risks below that harm the economic performance of the practices will, in turn, harm us.

Declining reimbursement for pharmaceutical products used by oncologists could adversely affect us.

      We cannot assure you that payments under state or federal government programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. We also cannot assure you that the services that we provide and the facilities that we operate meet or will continue to meet the requirements for participation in these programs.

      There is a continued risk of declining reimbursement for pharmaceuticals used by oncologists as a result of changes in reimbursement methodology. Currently, Medicare and most Medicaid programs reimburse providers for oncology drugs based on the Average Wholesale Price (AWP) of the drugs. AWP is determined by third-party information services using data furnished by pharmaceutical companies. During 2000, the U.S. Department of Health and Human Services announced its intention to change the basis of AWP, which would have resulted in substantially lowered reimbursement from federal government programs for chemotherapy agents and other pharmaceutical agents used by oncologists, without any adjustment in reimbursement for services and other costs related to chemotherapy. This would have resulted in oncologists incurring losses for the administration of many chemotherapy treatments. Although the federal government later stated that reimbursement levels for pharmaceuticals used to treat cancer would not be reduced at that time, the agency responsible for the Medicare program announced its belief that there is still a need to modify its reimbursement scheme for pharmaceuticals. As a result of congressional action, the General Accounting Office and Centers for Medicaid and Medicare Services
(CMS) conducted a comprehensive study to develop a more accurate reimbursement methodology for outpatient cancer therapy services. The study was completed and published in September of 2001, and the agencies and Congress continue to discuss appropriate changes in reimbursement in response to the study. It is not possible to assess the likely outcome of any change in reimbursement for oncology services, particularly reimbursement of pharmaceuticals, whether through federal agency initiatives or through the calculation of AWP from information supplied by pharmaceutical companies. It is possible that changes in reimbursement that are ultimately adopted or implemented could have a material adverse effect on our operations and financial condition, either directly in the case of our affiliated practices, particularly those on the revenue model, or indirectly in the case of service line customers as a result of decreased financial performance of such customers.

If our affiliated practices terminate their agreements with us, we could be seriously harmed.

      Our practices may attempt to terminate their agreements with us. If any of our larger practices were to succeed in such a termination, other than in connection with a transition to the service line structure, we could be seriously harmed. From time to time, we have disputes with physicians and practices which could result in harmful changes to our relationship with them or a termination of a service agreement if adversely determined. We are also aware that some practices affiliated with other health care companies have attempted to end or restructure their affiliations, although they do not have a contractual right to do so, by arguing that their affiliations violate some aspect of health care law. For example, some physicians have claimed that the fee arrangements violate federal or state prohibitions on splitting fees with physicians. If some of our network physicians or affiliated practices were able to successfully make such arguments and terminate their affiliation with us, there could be a materially adverse effect on us.

If a significant number of physicians leave our affiliated practices, we could be seriously harmed.

      Our affiliated practices usually enter into employment or non-competition agreements with their physicians that provide some assurance to both the practice and to us with respect to continuing revenues. We and our affiliated practices try to maintain such contracts. However, if a significant number of physicians terminate their relationships with our affiliated practices, we could be seriously harmed.

Our affiliated practices may be unable to enforce non-competition provisions with departed physicians.

      Most of the employment agreements between the practices and their physicians include a clause that prevents the physician from competing with the practice for a period after termination of employment. We cannot predict whether a court will enforce the non-competition covenants in the agreements. If practices are unable to enforce the non-competition provisions of their employment agreements, we could be seriously harmed.

Our repositioning is placing significant stress on our network and on our relationships with physicians.

      Our repositioning is placing significant stress on our network and on our relationships with physicians. Conversions to the service line structure and the net income model require that the physicians devote significant time and resources to learning about and assessing the value of our new models. In addition, physicians may be anxious about taking part in a new and untested business model for us. To the extent we are not successful in developing new relationships and maintaining our current relationships with physicians because of these additional pressures, our business and results of operations could be harmed.

We may encounter difficulties in managing our network of affiliated practices.

      We do not control the practice of medicine by the physicians or their compliance with regulatory and other requirements directly applicable to practices. At the same time, an affiliated practice may have difficulty in effectively influencing the practices of its individual physicians. In addition, we have only limited control over the business decisions of the practices even under the PPM model. As a result, it is difficult to implement standardized practices across the network, and this could have an adverse effect on cost controls, regulatory compliance, our profitability and the strength of our network.

Continued review of pharmaceutical companies and their pricing and marketing practices could result in lowered reimbursement for pharmaceuticals.

      Continued review of pharmaceutical companies by government payors could result in lowered reimbursement for pharmaceuticals, which could harm us. As indicated above, the federal government is reconsidering the manner in which health care providers, including oncologists, are reimbursed for the pharmaceutical agents they use to treat patients. In addition, we are aware of various investigations and lawsuits filed against manufacturers of oncology drugs. These investigations relate to the manner in which those companies report data used in determining AWP and to marketing and other practices. As a result of these investigations, a number of pharmaceutical manufacturers have entered into or are discussing settlements with the government that could result in lower reimbursement. Furthermore, possibly in response to such scrutiny, some pharmaceutical manufacturers could alter AWP and pricing to reduce the margin between reported AWP and the sales price of some oncology drugs. Any such change could have an adverse effect on oncologists, which in turn could adversely affect us. Finally, as a group purchasing organization that is a significant purchaser of pharmaceutical agents paid for by government programs, we and our network of affiliated practices could become involved in these investigations or lawsuits, or may become a target of such pharmaceutical-related scrutiny. Any of these events could have a material adverse effect on us.

Our service fee arrangements with many of our affiliated practices subject us to disproportionate economic risk.

      Currently, each service agreement provides for payment to us of a service fee plus reimbursement of all practice costs, and the economic arrangements in our service agreements with affiliated practices fall into two principal categories. Some of our agreements, known as the "earnings model" agreements, provide that the service fee is a percentage of the practice's earnings before income taxes. In others, known as "net revenue model" agreements, the fee consists of a fixed fee, a percentage fee (in most states) of the practice's net revenues and, if certain performance criteria are met, a performance fee. Where the service agreement follows the net revenue model, the practice retains a fixed portion of net revenue before any service fee (other than practice operating costs) is paid to us. Under these net revenue agreements, therefore, we disproportionately bear the economic impact of increasing or declining margins. Our costs of operations have increased, primarily due to an increase in expensive, single-source drugs and compensation and benefits, which has resulted in a disproportionate decline in our operating margin, even as practice profitability continues to grow. We are seeking to convert practices to the earnings model or the service line structure, which eliminates this disproportionate economic risk. If we are not successful, then continuing to provide services under the net revenue model agreements could have a material adverse effect on us.

Increased governmental regulation could adversely affect our operating results or financial condition.

      The health care industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. State and federal governments have increasingly undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future government cost containment efforts limit the profits that can be derived on new drugs, then profit margins on pharmaceutical products could decrease and clinical research spending on pharmaceutical products may also decrease, which could decrease the business opportunities available to us and affect our results of operations and financial condition.

      Our pharmaceutical segment is subject to the operating and security standards of the Food and Drug Administration (the "FDA"), the United States Drug Enforcement Administration, various state boards of pharmacy and comparable agencies. Such standards affect the prescribing of pharmaceuticals (including certain controlled substances), operating of pharmacies (including nuclear pharmacies), and packaging of pharmaceuticals. Complying with those standards, especially as they change from time to time, could be extremely costly for us and could limit the manner in which we implement this segment.

      The laws of many states prohibit unlicensed, non-physician-owned entities or corporations (such as US Oncology) from performing medical services, or in certain instances, prohibit physicians from splitting fees with non-physicians, including US Oncology. We do not believe that we engage in the unlicensed practice of medicine or the delivery of medical services in any state, and are not licensed to practice medicine in states which permit such licensure. In many jurisdictions, however, the laws restricting the corporate practice of medicine and fee-splitting have been subject to limited judicial and regulatory interpretation and, therefore, there is no assurance that upon review some of our activities would not be found to be in violation of such laws. If such a claim were successfully asserted against us, we could be subject to civil and criminal penalties, the imposition of which could have a material adverse effect on our operations, cash flows and financial condition.

      In general, regulation and scrutiny of health care providers and related companies are increasing. In addition, we may be adversely affected by aspects of some other health care proposals, including cutbacks in Medicare and Medicaid programs, containment of health care costs on an interim basis by means that could include a freeze on rates paid to health care providers, greater flexibility to the states in the administration of Medicaid, and developments in federal and state health information requirements, including the standardization of electronic transmission of some administrative and financial information.

The current regulatory environment in the health care industry continues to negatively impact us.

      Because of the complexity and uncertainty of the regulations that govern companies and individuals in the health care sector, we expend significant resources in our comprehensive compliance program. In addition, the government is empowered to investigate all business activities of health care companies, including lawful ones, and exerts considerable leverage in such investigations as a result of the significant penalties that may apply in the event of any violation of health care law. Furthermore, government programs often are administered and enforced by multiple agencies and entities that may themselves have differing interpretations of health care regulations, and enforcement authorities have taken the position that complying with specific instructions of such entities may not, by itself, be determinative of the lawfulness of any actions. Because of these factors and the high cost of defending or addressing any investigation or allegation regarding health care law violations, we must from time to time forego business opportunities that we believe to be lawful, if there is a possibility that such activities could be perceived or later interpreted as inappropriate or unlawful or could invite government investigation.

Loss of revenues or a decrease in income of our affiliated practices could adversely affect our results of operations.

      Our revenue currently depends on revenue generated by affiliated practices. Loss of revenue by the practices could seriously harm us. It is possible that our affiliated practices will not be able to maintain successful medical practices. In addition, under our current service agreements and under the outpatient cancer center operations service line, the fees payable to us depend upon the profitability of the practices. Even under those service agreements where the service fee is based on the revenues of the practices, and not on their earnings, a priority of payments provision mandates that we will be paid last. Any failure by the practices to contain costs effectively will adversely impact our results of operations in those areas. Because we do not control the manner in which our practices conduct their medical practice (including drug utilization), our ability to control costs related to the provision of medical care is limited. Furthermore, the affiliated practices face competition from several sources, including solo practitioners, single- and multi-specialty practices, hospitals and managed care organizations. Although we are offering our affiliated practices the option of converting to the service line structure, which would eliminate our direct risk related to practice profitability with respect to medical oncology, we have limited ability to discontinue or alter our service arrangements with practices, even where continuing to manage such practices under existing arrangements is economically detrimental to us.

Our business could be adversely affected if relations with any of our significant pharmaceutical suppliers are terminated or modified.

      Our ability to purchase pharmaceuticals, or to expand the scope of pharmaceuticals purchased, from a particular supplier is largely dependent upon such supplier's assessment of the value of our network. To the extent that our transition to the service line structure causes pharmaceutical suppliers to perceive our network as less valuable, our relationships with such suppliers could be harmed. Our inability to purchase pharmaceuticals from any of our significant suppliers could have a material adverse effect on our business, results of operations and financial condition because many suppliers own exclusive patent rights and are the sole manufacturers of certain pharmaceuticals. If we were unable to purchase patented products from any such supplier on favorable terms or at all, we could be required to purchase such products from other distributors on less favorable terms, and our profit margin on such products could be eliminated.

Our development of new cancer centers could be delayed or result in serious liabilities, and the centers may not be profitable.

      The development of integrated cancer centers is subject to a number of risks, including obtaining regulatory approval, delays that often accompany construction of facilities and environmental liabilities that arise from operating cancer centers. Any failure or delay in successfully building and operating integrated cancer centers or in avoiding liabilities from operations could seriously harm us. In addition, new cancer centers may incur significant operating losses during their initial operations, which could materially adversely affect our operating results, cash flows and financial condition.

We rely on the ability of our affiliated practices to grow and expand.

      We rely on the ability of our affiliated practices to grow and expand. Our affiliated practices may encounter difficulties attracting additional physicians and expanding their operations. The failure of practices to expand their patient base and increase revenues could harm us.

We operate in a highly competitive industry.

      We may have existing competitors, as well as a number of potential new competitors, that have greater name recognition and significantly greater financial, technical and marketing resources than we do. This may permit our competitors to devote greater resources than we can to the development and promotion of their services. These competitors may also undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees. In addition, implementation of our service line structure will bring us into competition with numerous additional competitors, including specialty pharmacy companies, medical facilities operators and a variety of clinical research entities.

      We also expect our competitors to develop strategic relationships with providers, pharmaceutical companies and payors, which could result in increased competition. The introduction of new and enhanced services, acquisitions, industry consolidation and the development of strategic relationships by our competitors could cause price competition, a decline in sales or a loss of market acceptance of our services, or make our services less attractive. In addition, in developing cancer centers, we compete with a number of tax-exempt non-profit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us.

      With respect to research activities, the contract research organization industry is fragmented, with several hundred small limited-service providers and several large full-service contract research organizations with global operations. We compete against large contract research organizations that may have access to more financial resources than we do.

      We expect that industry forces will have an impact on us and our competitors. In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs, including national health care reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of health care services companies and collective purchasing arrangements by office-based health care practitioners. The changes in our industry have caused greater competition among us and similar businesses. Our inability to predict accurately, or react competitively to, changes in the health care industry could adversely affect our operating results. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to attract and retain highly qualified technical staff and other key personnel, and we may not be able to hire enough qualified personnel to meet our hiring needs.

      Our ability to offer and maintain high quality service is dependent upon our ability to attract and maintain arrangements with qualified professional and technical staff, and with executives on our management team. There is a high level of competition for such skilled personnel among other health care providers, research and academic institutions, government entities and other organizations. We cannot assure you that our contractual arrangements with such staff can be maintained on terms advantageous to us. In addition, if one or more members of our management team become unable or unwilling to continue in their present positions, we could also be harmed.

Our failure to remain technologically competitive could adversely affect our business.

      Rapid technological advancements have been made in the radiation oncology and diagnostic imaging industry. Although we believe that our equipment and software can generally be upgraded as necessary, the development of new technologies or refinements of existing technologies might make existing equipment technologically obsolete. If such obsolescence were to occur, then we may be compelled to incur significant costs to replace or modify the equipment, which could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, some of our cancer centers compete against local centers which may contain more advanced imaging or radiation therapy equipment or provide additional technologies. Our performance is dependent upon physician and patient confidence in the superiority of our technology and equipment over those of our competitors.

      Advances in other cancer treatment methods, such as chemotherapy, surgery and immunotherapy, or in cancer prevention techniques, could reduce demand or eliminate the need for the radiation therapy services provided at the cancer centers we operate. The development and commercialization of new radiation therapy technologies could have a material adverse effect on our business, operating results and financial condition.

We may be unable to satisfy our additional financial needs.

      Continuing to expand our lines of business in accordance with our business growth plan and expected capital needs will require substantial capital resources. Operation of the cancer centers will require recurring capital expenditures for renovation, expansion and the purchase of costly medical equipment and technology. It is likely that our capital needs in the next several years will exceed the capital generated from our operations. Thus, we may wish to incur additional debt or issue additional debt or equity securities from time to time. Capital available for health care companies, whether raised through the issuance of debt or equity securities, has recently been quite limited and may continue to be difficult to obtain. Consequently, we may be unable to obtain sufficient financing on terms satisfactory to us or at all. If additional funds are raised through the incurrence of debt, then we may become subject to restrictions on our operations and finances.

Our working capital could be impacted by delays in reimbursement for services.

      The health care industry is characterized by delays that typically range from three to six months between when services are provided and when the reimbursement or payment for these services is received. Under our existing service agreements and the new cancer center operations service line, our working capital is dependent on such collections. This makes working capital management, including prompt and diligent billing and collection, an important factor in our results of operations and liquidity in those areas. We cannot assure you that trends in the industry will not further extend the collection period and negatively impact our working capital.

We may be unsuccessful at negotiating contracts with third-party payors on behalf of our practices, which could result in lower operating margins.

      We are responsible for negotiating payor contracts on behalf of our network physicians under the PPM model and will also be responsible for such contracting activities for radiation oncologists and diagnostic radiologists under the cancer center operations service line. Commercial payors, such as managed care organizations and traditional indemnity insurers, are increasingly requesting fee structures and other arrangements that require health care providers to assume all or a portion of the financial risk of providing care. The lowering of reimbursement rates, increasing review of bills for services and negotiating for reduced contract rates could have a material adverse effect on our results of operations and liquidity with respect to our existing service agreements and cancer center operations under the service line structure.

Loss of revenue by our affiliated practices caused by the cost containment efforts of third-party payors could harm us.

      Physician practices typically bill third-party payors for the health care services provided to their patients. Third-party payors such as private insurance plans and commercial managed care plans negotiate the prices charged for medical services and supplies in order to lower the cost of the health care services and products they pay for, thus increasing their own profits. Third-party payors also try to influence legislation to lower costs. Third-party payors can also deny reimbursement for medical services and supplies by stating that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. In addition, Medicare reimbursement rates for services our network physicians provide (other than for chemotherapy agents or lab services) declined effective April 1, 2002 as a result of the application of a statutory formula designed to link growth in government health care spending to growth in the economy generally. There is a risk that other payors could reduce rates of reimbursement to match this decline. Our management fees under the PPM model, as well as our operating fees for cancer center operations under the service line structure, are dependent on the financial performance of the practices and would be adversely affected by a reduction in reimbursement. In addition, to the extent oncologists, as our customers, are impacted adversely by reduced reimbursement levels, our business could be harmed generally.

We face the risk of qui tam litigation relating to regulations governing billing for medical services.

      We are currently aware of various qui tam lawsuits in which we and/or our subsidiaries or affiliated practices are named as defendants. Because qui tam lawsuits are filed under seal, we could be named in other such suits of which we are not aware. In addition, as the federal government intensifies its focus on billing, reimbursement and other health care regulatory areas, private individuals are also bringing more qui tam lawsuits because of the potential financial rewards for such individuals. For the past several years, the number of qui tam suits filed against health care companies and the aggregate amount of recoveries under such suits have increased significantly. This trend increases the risk that we may become subject to additional qui tam lawsuits.

      Although we believe that our operations comply with law and intend to vigorously defend ourselves against allegations of wrongdoing, the costs of addressing such suits, as well as the amount of any recovery in the event of a finding of wrongdoing on our part, could be significant. The existence of qui tam litigation involving us may also strain our relationships with pharmaceutical suppliers or our network physicians, particularly those physicians or practices named in such suits. Furthermore, our involvement in those qui tam lawsuits, and the uncertainty such suits create, may adversely affect our ability to raise capital.

Our services could give rise to liability from clinical trial participants and the parties with whom we contract.

      In connection with clinical research programs, we provide several services that are involved in bringing new drugs to market, which is time consuming and expensive. Such clinical research involves the testing of new drugs on human volunteers. The provision of medical services entails an inherent risk of professional malpractice and other similar claims. If we do not perform our services to contractual or regulatory standards, the clinical trial process and the participants in such trials could be adversely affected. Clinical research involves the inherent risk of liability for personal injury or death to patients resulting from, among other things, unforeseen adverse side effects or improper administration of the new drugs by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. These events would create a risk of liability to us from either the pharmaceutical companies with which we contract or the study participants.

      We also contract with physicians to serve as investigators in conducting clinical trials. Third parties could possibly claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons for the medical care rendered by third-party investigators, and we would vigorously defend any such claims. Nonetheless it is possible that we could be held liable for such types of losses.

We could be subject to malpractice claims and other harmful lawsuits not fully covered by insurance.

      We could also be implicated in claims related to medical services provided by our network physicians. We cannot assure you that claims, suits or complaints relating to services delivered by a network physician will not be assessed against us in the future. In addition, because network physicians prescribe and dispense pharmaceuticals and we will maintain pharmacy operations, we and our network physicians could be subject to product liability claims.

      Although we maintain insurance believed to be adequate both as to risks and amounts, there can be no assurance that any claim asserted against us for professional or other liability will be covered by, or will not exceed the coverage limits of, such insurance. The availability and cost of professional liability insurance varies widely from state to state and is affected by various factors, many of which are beyond our control. There can be no assurance that we will be able to maintain insurance in the future at a cost that is acceptable to us, or at all. Therefore, successful malpractice, regulatory or product liability claims asserted against us that are not fully covered by insurance could have a material adverse effect on our operating results. During February 2002, PHICO Insurance Company, which had been our and our affiliated practices' primary malpractice insurer, was placed in liquidation. Although state guaranty associations provide some coverage for insured claims in the event of insurer insolvency, if we or our affiliated practices are unable to receive sufficient coverage as a result of the insolvency, we could be harmed.

Proposed and final confidentiality laws and regulations may create a risk of liability, increase the cost of our business or limit our service offerings.

      The confidentiality of patient-specific information and the circumstances under which such records may be released for inclusion in our databases or used in other aspects of our business are subject to substantial governmental regulation. Legislation governing the possession, use and dissemination of medical information and other personal health information has been proposed or adopted at both the federal and state levels. Such regulations may require us to implement new security measures, which may require substantial expenditures or limit our ability to offer some of our products or services, thereby negatively impacting the business opportunities available to us. A risk of civil or criminal liability exists if we are found to be responsible for any violation of applicable laws, regulations or duties relating to the use, privacy or security of health information.

      On December 28, 2000, the Secretary of the Department of Health and Human Services issued the final rule on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for the Health Insurance Portability and Accountability Act of 1996. These regulations generally impose standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information. They also establish limitations on and procedures for the exercise of those individuals' rights and the uses and disclosures of protected health information. Such regulations could inhibit third-party processors in using, transmitting or disclosing health data (even if the data has been de-identified) for purposes other than facilitating payment or performing other clearinghouse functions, which would restrict our ability to obtain and use data in our services. In addition, these regulations could require us to establish uniform specifications for obtaining de-identified data so that de-identified data obtained from different sources could be aggregated. While the impact of developments in legislation, regulations or the demands of third-party processors is difficult to predict, each could materially adversely affect our business.

If we cannot effectively market and implement the service line structure, it would materially and adversely affect our business and results of operations.

      Because the service line structure is an untested business model, we cannot assure you that it will attain broad market acceptance or that we will be able to effectively market it to, and implement it for, new practices outside of our existing network on terms acceptable to us or at all. We will incur significant costs to attract and negotiate such arrangements and to develop our infrastructure in advance of revenues being produced by such arrangements. Delays or failures to effectively market the service lines to new practices and implement service line operations with them could harm us. In addition, non-competition covenants in our existing service agreements with practices may limit our ability to offer the service line structure to other practices within markets that we already serve.

Under the service line structure, we anticipate a decline in operating cash flow, which could harm us.

      If practices currently managed by us terminate their existing service agreements with us and we instead provide services to them under the service line structure, we expect to generate less operating cash flow than we currently do with respect to most such practices. Such reduction in cash flow could materially adversely affect us and our results of operations.

      Each conversion of an affiliated practice to the service line structure could represent a significant reduction in our cash flow. In addition, conversions to the earnings model may adversely impact cash flow. We cannot be sure how many practices will convert and the timing of such conversions. Although we have some control over the timing, we cannot assure you when these conversions will occur. As a result, during the transition, our cash flow may be subject to unpredictable fluctuations.

The nature of our receivables will change with respect to the oncology pharmaceutical management service line.

      Currently, our accounts receivable consist principally of payments that we bill and collect from third party payors on behalf of our affiliated practices. Under the pharmaceutical management service line, we will instead bill and collect payments from the practices. We have no experience in billing and collecting from affiliated practices. The practices will have responsibility for billing and collecting from third party payors with respect to the drugs. If we are not successful in billing and collecting from affiliated practices or if such practices are not successful in managing their billing and collections from third-party payors, we may have decreased cash flow from pharmaceutical sales.

Under the service line structure, our agreements with affiliated practices will have shorter terms than our existing agreements, and we will have less input with respect to the business operations of the practices.

      Currently, we provide management services to practices under long-term agreements that generally have 40-year terms and that are not terminable except under specified circumstances. These agreements allow us to be the exclusive provider of management services, including each of the services contemplated under the service line structure, to each of the practices. In addition, under those agreements, the practices are required to bind their physicians to specified employment terms and restrictive covenants. Under the service line structure, our agreements with affiliated practices will have shorter terms, between five to fifteen years, and may be terminable in the event of certain performance deficiencies based on market standards. A number of the other input mechanisms that we currently have with respect to affiliated practices will also be eliminated. This loss of input may increase the extent to which affiliated practices may change their internal composition to our detriment and may result in arrangements that are easier for individual physicians and practices to exit, exposing us to increased competition from other firms, especially in the pharmacy management sector. Departure of a significant number of physicians or practices from participation in our service line structure could harm us.

If we are not successful in transitioning our existing affiliated practices that wish to move to the new service line structure, our business and results of operations could be harmed.

      As part of the implementation of the service line structure, we intend to offer to our existing affiliated practices the ability to terminate their existing service agreements, purchase their medical oncology operating assets from us, and adopt the service line structure. While we believe that the service line structure will be attractive to our existing network and that the transition will be desirable, we do not have the unilateral right to cause the termination of existing service agreements and the related transition to our service line structure. We intend to continue to manage practices that do not wish to adopt the service line structure, which will prevent us from realizing certain of the operating efficiencies that could be gained from a complete transition to the service line structure. Transitioning those affiliated practices that wish to adopt the service line structure also entails significant implementation and execution risk, including returning to the affiliated practices certain operating functions such as information technology, employee benefits, insurance and other local management functions. A failure to successfully implement this transition may create significant management distractions and otherwise limit the success of the service line structure. For these reasons, failure to successfully transition currently affiliated practices that wish to move to the service line structure could harm us.

      In order to adopt the service line structure, our existing affiliated practices will require substantial capital resources. Although we are attempting to facilitate the financing by negotiating with a single source for all practices that wish to transition, there is no assurance that the practices will be successful in implementing new financing arrangements. Failure of the practices to obtain financing would adversely affect our ability to transition to the service line structure and could materially and adversely affect our business and results of operations.

      The process of negotiating with existing affiliated practices that want to move to the service line as to the termination of service agreements and the signing of new agreements could take longer than anticipated. In addition, we could face unanticipated difficulties in transitioning the practices, including system conversion problems, lawsuits and other logistical hurdles, and also be subject to duplicative costs during the transition process.

Under the service line structure, we will significantly increase our ownership and operation of licensed pharmacies, which will subject us to various new state and federal regulations.

      Our pharmaceutical segment is subject to the laws and regulations of the Food and Drug Administration (the "FDA"), the United States Drug Enforcement Administration, various state boards of pharmacy and comparable agencies. Such laws, regulations and regulatory interpretations affect the prescribing of pharmaceuticals, purchasing, storing and dispensing of controlled substances, operating of pharmacies (including nuclear pharmacies), and packaging of pharmaceuticals. Violations of any of these laws and regulations could result in various penalties, including suspension or revocation of our licenses or registrations or monetary fees. As a health care provider, we will, under the service line structure, subject our affiliated physicians to the federal "Stark Self-Referral Laws," which prohibit a referral to an entity in which the physician or the physician's family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services." Further, while the PPM model currently subjects us to scrutiny under the federal Medicare and Medicaid anti-kickback law, that provides criminal penalties for individuals or entities participating in the Medicare or Medicaid programs that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs, the law will apply to the service line structure in additional ways as a result of our becoming a pharmacy provider. Complying with those standards, especially as they change from time to time, could be extremely costly for us and could limit the manner in which we implement the service line structure. In addition, we cannot assure you that we will be successful in obtaining all necessary pharmaceutical licenses in a timely manner or at all.

Our stock price may fluctuate significantly, which may make it difficult to resell your shares when you want to at prices you find attractive.

      The market price of our common stock has been highly volatile. This volatility may adversely affect the price of our common stock in the future. You may not be able to resell your shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. We anticipate that this volatility, which frequently affects the stock of health care service companies, will continue. Factors that could cause such volatility include:

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

      On occasion, the equity markets have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies' securities even though the fluctuations are often unrelated to the companies' operating performance.

We have not paid dividends and do not expect to in the future, which means that the value of our shares cannot be realized except through sale.

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

      Our shareholder rights plan and anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by a third party. We have a staggered board of directors, with three classes each serving a staggered three-year term. This classification has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the members of the board of directors. Our certificate of incorporation also provides that stockholders may act only at a duly called meeting and that stockholders' meetings may not be called by stockholders. Furthermore, our certificate of incorporation permits the board of directors, without stockholder approval, to issue additional shares of common stock or to establish one or more classes or series of preferred stock with characteristics determined by the board. We have also adopted a shareholder rights plan, which would significantly inhibit the ability of another entity to acquire control of US Oncology through a tender offer or otherwise without the approval of our board of directors. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control. These provisions are intended to increase the likelihood of continuity and stability in our board of directors and in the policies formulated by it and to discourage certain types of transactions that may involve an actual or threatened change of control, reduce our vulnerability to an unsolicited acquisition proposal and discourage certain tactics that may be used in proxy fights. However, these provisions could have the effect of discouraging others from making tender offers for our shares, and, as a consequence, they inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. In addition, these provisions could limit the price that certain investors might be willing to pay in the future for shares of common stock. Such provisions also may have the effect of preventing changes in our management.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is traded on The Nasdaq Stock Market under the symbol "USON." The high and low closing sale prices of the common stock, as reported by The Nasdaq Stock Market, were as follows for the quarterly periods indicated.

Year Ended December 31, 2000                              High            Low
                                                          ----            ---

Fiscal Quarter Ended March 31, 2000                       $ 6.81          $ 3.81

Fiscal Quarter Ended June 30, 2000                        $ 5.47          $ 3.25

Fiscal Quarter Ended September 30, 2000                   $ 5.59          $ 3.88

Fiscal Quarter Ended December 31, 2000                    $ 7.00          $ 4.14

Year Ended December 31, 2001                              High            Low
                                                          ----            ---
Fiscal Quarter Ended March 31, 2001                       $10.94          $ 6.27

Fiscal Quarter Ended June 30, 2001                        $ 9.24          $ 7.47

Fiscal Quarter Ended September 30, 2001                   $ 8.97          $ 6.55

Fiscal Quarter Ended December 31, 2001                    $ 8.04          $ 3.95

      As of March 21, 2002, there were approximately 15,500 holders of the common stock. We have not declared or paid any cash dividends on our common stock. The payment of cash dividends in the future will depend on our earnings, financial condition, capital needs and other factors deemed pertinent by our board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of our board of directors to retain earnings to finance the operations and expansion of business. Our credit facilities currently prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

      Under the PPM model, in connection with each affiliation transaction between a practice and us, we purchased the nonmedical assets of, and entered into a long-term service agreement with, that practice. In consideration for that arrangement, we typically paid cash, issued subordinated promissory notes (in general, payable on each of the second through seventh anniversaries of the closing date at an annual interest rate of seven percent) and unconditionally agreed to deliver shares of common stock at specified future dates (in general, on each of the second through fifth anniversaries of the closing date).

      The following table describes private placements by us in connection with affiliation transactions of its securities during 2001. Each sale was a private placement made in connection with a transaction, described in general in the preceding paragraph, to affiliated physicians, the overwhelming majority of whom are accredited investors. No underwriter was involved in any such sale, and no commission or similar fee was paid with respect thereto. Each sale was not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Rule 506 enacted thereunder.

                                                             Number of Shares of    Aggregate Principal
     Date of Transaction           Number of Physicians        Common Stock/1/        Amount of Notes
     -------------------           --------------------        ---------------        ---------------
                                                                                        (in dollars)
         January 2001                        3                      31,206               $ 330,000
        February 2001                        1                      12,223                 277,000
          March 2001                         2                       6,165                 538,000
          July 2001                          1                       8,899                 102,000
        September 2001                       1                      28,016                 541,000

----------
/1/ In connection with each affiliation transaction, we unconditionally agree to deliver shares of common stock at specified future dates (typically on each of the second through fifth anniversaries of the closing date).

Item 6. Selected Financial Data

      The selected consolidated financial information set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

                                                                               Year Ended December 31,
                                                           2001           2000           1999            1998         1997
                                                           ----           ----           ----            ----         ----
                                                                        (in thousands, except per share data)
Statement of Operations Data:
Revenue .............................................   $ 1,505,024    $ 1,324,154    $ 1,092,941    $   836,596    $ 625,413
Operating expenses:
     Pharmaceuticals and supplies ...................       780,072        651,214        521,087        357,766      250,425
     Field compensation and benefits ................       322,473        277,962        215,402        172,298      143,210
     Other field costs ..............................       179,479        161,510        134,635        107,671       87,232
     General and administrative .....................        47,988         54,723         39,490         38,325       31,809
     Bad debt expense ...............................            --         10,198             --             --       37,841
     Impairment, restructuring and other charges ....         5,868        201,846         29,014             --           --
     Depreciation and amortization ..................        71,929         75,148         65,072         48,463       35,194
                                                        -----------    -----------    -----------    -----------    ---------
                                                          1,407,809      1,432,601      1,004,700        724,523      585,711
                                                        -----------    -----------    -----------    -----------    ---------
Income (loss) from operations .......................        97,215       (108,447)        88,241        112,073       39,702
Interest income (expense), net ......................       (22,511)       (26,809)       (22,288)       (15,908)     (12,474)
Gain on investment in common stock
   (unrealized in 1999) .............................            --         27,566         14,431             --           --
                                                        -----------    -----------    -----------    -----------    ---------
Income (loss) before income taxes ...................        74,704       (107,690)        80,384         96,165       27,228
Income tax provision (benefit) ......................        28,388        (35,047)        32,229         36,184       11,593
                                                        -----------    -----------    -----------    -----------    ---------
Net income (loss) ...................................   $    46,316    $   (72,643)   $    48,155    $    59,981    $  15,635
                                                        ===========    ===========    ===========    ===========    =========

Net income (loss) per share - basic .................   $      0.46    $     (0.72)   $      0.48    $      0.61    $    0.17
Shares used in per share computation - basic ........       100,063        100,589        100,183         97,647       93,168

Net income (loss) per share - diluted ...............   $      0.46    $     (0.72)   $      0.47    $      0.60    $    0.16
Shares used in per share computations - diluted .....       100,319        100,589        101,635         99,995       97,198

                                                                                      December 31,
                                                             2001          2000           1999           1998          1997
                                                             ----          ----           ----           ----          ----
                                                                                     (in thousands)
Balance Sheet Data:
       Working capital ..............................   $   110,741    $   194,484    $   280,793    $   178,262    $ 121,221
       Service agreements, net ......................       379,249        398,397        537,130        467,214      431,068
       Total assets .................................     1,092,962      1,197,467      1,298,477      1,033,528      883,430
       Long-term debt, excluding current maturities .       128,826        300,213        360,191        234,474      189,377
       Stockholders' equity .........................       676,768        624,338        707,164        629,798      554,298

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

      The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see "Forward-Looking Statements and Risk Factors."

General

      We provide comprehensive services in the oncology field, with the mission of expanding access to and improving the quality of cancer care in local communities and advancing the delivery of care. We offer the following services:

      . Purchase and manage the inventory of cancer related drugs for affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $700 million of pharmaceuticals through a network of more than 400 admixture sites, 31 licensed pharmacies, 51 pharmacists and 180 pharmacy technicians.

      . Construct and manage free standing cancer centers that provide treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology. We operate 77 integrated community-based cancer centers and manage over one million square feet of medical office space.

      . Expand diagnostic capabilities of practices through installation and management of PET technology, typically in a cancer center setting. We have installed and continue to manage 12 PET units, as well as 59 Computerized Axial Tomography (CT) units.

      . Coordinate and manage cancer drug research trials for pharmaceutical and biotechnology companies. We currently manage 98 clinical trials, with accruals of more than 3,500 patients during 2001, supported by our network of over 650 participating physicians in more than 330 research locations.

      Our network provides these services to oncology practices comprising over 450 sites, with over 8,000 employees and 868 physicians. We are not a provider of medical services, but we provide comprehensive services to oncology practices, including management and capital resources, data management, accounting, compliance and other administrative services. The affiliated practices offer comprehensive and coordinated medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology, and blood and marrow stem cell transportation.

      Our revenue consists primarily of service fees paid by the oncology practices. We and our affiliated practices have entered into long-term agreements under which we provide services, and the practices pay a fee and reimburse us for all practice costs. Under some agreements, the fees are based on practice earnings before income taxes (known as the "earnings model"). In others, the fee consists of a fixed fee, a percentage fee (in most states) of the practice's net revenues and, if certain performance criteria are met, a performance fee (known as the "net revenue model"). Where our service agreements follow the net revenue model, the practice is entitled to retain a fixed portion of net revenue before any service fee (other than practice operating costs) is paid to us.

Conversion to Earnings Model

      We believe that the earnings model properly aligns practice priorities with respect to appropriate business operations and cost control, with us and the practice sharing proportionately in practice profitability, while the net revenue model results in us disproportionately bearing the impact of increases or declines in operating margins. For this reason, we have, during 2001, been negotiating with practices under the net revenue model to convert to the earnings model. Since the beginning of 2001 and through March 11, 2002, fourteen practices accounting for 21.7% of our affiliated practices' total net patient revenue in 2001 have converted to the earnings model. In addition, we continue to sever our non-strategic practice relationships. During 2001, we negotiated separations with four such practices comprising 21 physicians and accounting for 3.5% of 2000 net patient revenue. 60% of our revenue in 2001 is attributable to practices on the earnings model as of December 31, 2001.

Implementation of Service Line Structure

      On October 1, 2001, we commenced a strategy to focus our operations on three core service lines: oncology pharmaceutical management, outpatient cancer center operations, and cancer research and development services. We have begun marketing these core services outside our network through a non-PPM (physician practice management) model. All of our affiliated practices are being afforded the opportunity to terminate their existing service agreements and enter into new arrangements under the service line structure. We cannot assure you as to how many practices will take this opportunity, and we currently expect that a large percentage of existing affiliated practices will remain on the PPM model for the foreseeable future. As practices transition to this service line structure, we would expect the financial impact to be a reduction in debt, restructuring and reorganization costs, mostly non-cash related, and a reduction in our earnings related to those practices. We do not think that all of our practices will transition to the service line structure in the near future, but we are unable to accurately predict which practices will transition or when they will do so. Thus, we are unable to more accurately predict the financial impact of this transition until practices agree to change structures. For those practices that remain on the PPM model, we will continue to negotiate with "net revenue model" practices to move to the "earnings model," and otherwise to manage those practices pursuant to existing agreements.

      We believe that our PPM business has advanced cancer care by aggregating the nation's largest network of premier oncologists, who care for 15% of the nation's new cancer cases annually. Today, our network provides access to advanced cancer therapeutics, diagnostic technologies and the nation's largest integrated cancer research platform. Our initiatives over the last 18 months have resulted in an improved capital structure and operating platform for this business. However, growing the PPM business model relies on significant and recurring capital investments in intangible assets, resulting in a high cost of capital and limiting our return on assets. We believe that the service line structure affords us the opportunity to continue participating in the growth of the oncology industry by unlocking the value of our core competencies with significantly reduced and better-focused capital needs. In addition, we believe that our affiliated practices will benefit from adoption of the service line structure: physician compensation would increase, management control would return to the local practices and the affiliated practices would receive the benefits of our core services. We will support network physicians and their practices throughout the transition process and continue building on long-term relationships by providing and expanding the high quality services that physicians have become accustomed to as part of our network. We believe the service line structure, because it does not have the constraints of the PPM model, creates an opportunity for higher growth for both us and our network of affiliated practices.

      With an expanded market and proven services, we expect to continue to grow our network of premier oncologists. Network physicians can offer their patients continued access to high quality cancer care in a convenient, cost-effective, community-based, outpatient setting. However, we do expect to incur substantial costs in connection with the development of our service line structure, including marketing and sales costs and infrastructure expenditures.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to service agreements, accounts receivable, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The introduction of a new business model, the service line structure, and the coincident stress it is placing on our network, represent changes in our business and may make our historical experiences less informative in making future estimates. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Please refer to the notes to our consolidated financial statements, particularly Note 1, for a more detailed discussion of such policies.

      Our consolidated financial statements include the results of US Oncology, Inc. and its wholly-owned subsidiaries. We do not include the results of our affiliated practices (and the amounts they retain for physician compensation), since we have determined that our relationships with the practices under our service agreements do not warrant consolidation under the applicable accounting rules. However, we do include all practice expenses (other than physician compensation) in our financial statements, since we are legally obligated for these costs under our service agreements. This policy means that trends in, and effects of, the compensation levels of our physicians are not readily apparent from our statements of operations and comprehensive income. However, as our discussion regarding conversions from the net revenue model emphasizes, the relationship between net patient revenue and our revenue is important in understanding our business. For this reason we include information regarding net patient revenue and amounts retained by physicians in this report and in the notes to our consolidated financial statements.

      We record net patient revenue for services to patients at the time those services are rendered, based upon established or negotiated charges, reduced by management's judgment as to allowances for accounts that may be uncollectible. When final settlements of the charges are determined, we report adjustments for any differences between actual amounts received and our estimated adjustments and allowances. These adjustments can result in decreased net patient revenues due to a number of factors, such as a deterioration in the financial condition of payors or patients which decreases their ability to pay.

      We calculate our revenue by reducing net patient revenue by the amount retained by the practices, primarily for physician compensation. We recognize service fees as revenue when the fees are earned and deemed realizable based upon our agreements with the practices, taking into account the priority of payments for amounts retained by revenue model practices.

      To the extent we are legally permitted to do so, we purchase from our affiliated practices the accounts receivable those practices generate by treating patients. We purchase the accounts for their net realizable value, which in management's judgment is our estimate of the amount that we can collect, taking into account contractual agreements that would reduce the amount payable and allowances for accounts that may otherwise be uncollectible. If we determine that accounts are uncollectible after we have purchased them from a practice, our contracts require that practice to reimburse us for the additional uncollectible amount. However, such a reimbursement to us would also reduce the practice's revenue for the applicable period, since we base net patient revenue on the same estimates we use to determine the purchase price for accounts receivable. Such a reduction would reduce physician compensation and, because our management fees are partly based upon practice revenues, would also reduce our future service fees. Typically, the impact of these adjustments on our fees is not significant. However, reimbursement rates relating to health care accounts receivable, particularly governmental receivables, are complex and change frequently, and could in the future adversely impact our ability to collect accounts receivable and the accuracy of our estimates.

      Our balance sheet includes intangible assets related to our service agreements, which reflect our costs of purchasing the rights to manage our affiliated practices. From time to time, we review the carrying value of our service agreements, particularly when changes in circumstances suggest that the amount reflected on our balance sheet may not be recoverable. In this review, we deem the amount of a service agreement asset to be unrecoverable if we anticipate that the undiscounted cash flows from the relevant service agreement over its remaining life will be less than the amount on the balance sheet. If in management's judgment the carrying value of a service agreement is not recoverable, we reduce the value of that asset on our books to equal our estimate of discounted future cash flows from that service agreement. In estimating future cash flows, management considers past performance as well as known trends that are likely to affect future performance. As disclosed in "Forward Looking Statements and Risk Factors," there are a number of factors we cannot accurately predict that could impact practice performance and which could cause our assessment of cash flows to be incorrect. In addition, we have to make judgments about the timing and amounts of those reductions, which are known as impairment charges, and those reductions also reduce our income. Our results for 2000 reflected an impairment charge of $138.1 million resulting from such a determination regarding certain of our service agreements.

      In the same fashion, when we determine termination of a service agreement is likely, we reduce the carrying value of certain assets related to that service agreement to reflect our judgment of reductions in the value of those assets, taking into account amounts we anticipate recovering in connection with that termination as part of our estimation of future cash flows to be realized from the related assets. Amounts we may deem recoverable in connection with a termination include estimates of amounts a practice will pay us to buy back its operating assets and working capital and, in some cases, may include liquidated damages or termination fees. Because contract terminations are negotiated transactions, we may not always estimate these amounts correctly. We do not have the right to unilaterally terminate our service agreements without cause, and we will not terminate an agreement (absent cause) unless we are able to negotiate an acceptable settlement of the agreement. Sometimes we may change our determination as to whether or not we are likely to terminate an agreement due to changes in circumstances. We periodically assess those agreements we have determined are likely to be terminated to verify that such termination is still likely. In addition, at the time an agreement is terminated we recognize a charge, if necessary, to eliminate any remaining carrying value for that agreement and certain related assets from our balance sheet. During 2001, we changed our initial assessment as to three of the agreements that we had previously determined were likely to be terminated and revised some of our estimates with respect to those agreements because the affiliated practices instead decided to convert to the earnings model. We also made additional reductions in the carrying amount of assets related to other service agreements, which we now believe are likely to be terminated. In addition, we recovered more from some service agreement terminations than we had predicted in our impairment analysis, resulting in a benefit to us in the fourth quarter of 2001. The net effect of these adjustments was immaterial in the fourth quarter of 2001. See
Note 11 to the financial statements included in this report.

      In connection with our introduction of the service line structure, we have announced the repositioning of our management structure to operate under distinct service lines. Financial and operations management and reporting will be conducted prospectively according to the separate service lines, even for existing affiliate practices under the PPM model. For this reason, and to better inform investors regarding our business and the status of service line implementation, we intend to commence segment reporting according to service lines in the first quarter of 2002.

      From time to time, the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. For example, during 1998, the Securities and Exchange Commission mandated that we change our amortization period for service agreement assets from 40 years to 25 years. In that case, the accounting change was implemented prospectively and did not require a restatement of our prior financial statements. However, we cannot assure you that future changes in accounting rules would not require us to make such a restatement.

      Currently, there is a tentative conclusion regarding accounting treatment of off-balance sheet financing vehicles. A change in accounting rules relating to off-balance sheet financing might require us to change our accounting treatment of our synthetic lease financing. On February 27, 2002, the Financial Standards Accounting Board determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective January 1, 2003. Our synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and we do not alter the arrangement to maintain off-balance sheet treatment under the new rules, we would expect to recognize $72.0 million in additional property and equipment with a corresponding liability on our balance sheet as of January 1, 2003. The possible impact of such a change is discussed below in "--Liquidity and Capital Resources."

Results of Operations

      We are affiliated with the following number of physicians by specialty:

                                                                                  December 31,
                                                                     2001             2000           1999
                                                                     ----             ----           ----
Medical oncology..........................................            673              659            625
Radiation oncology........................................            125              122             97
Other.....................................................             70               88             84
                                                                   ------           ------         ------
                                                                      868              869            806
                                                                   ======           ======         ======
States....................................................             27               27             27

      The following table sets forth the sources of the growth in the number of physicians affiliated with us:

                                                                            Year Ended December 31,
                                                                     2001             2000           1999
                                                                     ----             ----           ----
Affiliated physicians, beginning of period................            869              806            719
Physician practice affiliations...........................              8               30             41
Recruited physicians......................................             64               72             61
Retiring/other departure..................................            (73)             (39)           (15)
                                                                   ------           ------         ------
Affiliated physicians, end of period......................            868              869            806
                                                                   ======           ======         ======

      The following table sets forth the number of cancer centers and positron emission tomography (PET) machines managed by us and the number of the network's clinical research accruals:

                                                                                  December 31,
                                                                    2001              2000           1999
                                                                    ----              ----           ----
Cancer centers............................................            77                72             60
PETs......................................................            12                 4              1
Research accruals.........................................         3,639             3,436          3,062

      The following table sets forth the percentages of revenue represented by certain items reflected in our Statement of Operations and Comprehensive Income. This information should be read in conjunction with our consolidated financial statements and notes thereto.

                                                                            Year Ended December 31,
                                                                     2001             2000           1999
                                                                     ----             ----           ----
Revenue                                                             100.0%           100.0%         100.0%
Operating expenses:
       Pharmaceuticals and supplies.......................           51.8             49.2           47.7
       Field compensation and benefits....................           21.4             21.0           19.7
       Other field costs..................................           11.9             12.2           12.3
       General and administrative.........................            3.2              4.1            3.6
       Bad debt expense...................................             --              0.8             --
       Impairment, restructuring and other charges........            0.4             15.2            2.7
       Depreciation and amortization......................            4.8              5.7            6.0
                                                                   ------           ------         ------
                                                                     93.5            108.2           92.0
                                                                   ------           ------         ------
Income (loss) from operations.............................            6.5             (8.2)           8.0
Interest expense, net.....................................            1.5              2.0            2.0
Other (income) expense....................................             --             (2.1)          (1.3)
                                                                   ------           ------         ------
Income (loss) before income taxes.........................            5.0             (8.1)           7.3
Income tax provision (benefit)............................            1.9             (2.6)           2.9
                                                                   ------           ------         ------
Net income (loss).........................................            3.1%            (5.5)%          4.4%
                                                                   ======           ======         ======

2001 Compared to 2000

      Our revenue increased to $1.505 billion, an increase of 13.7%, while our operating margin (which we define as earnings before income taxes, interest, depreciation, amortization, bad debt expense, gain on investment in common stock and impairment, restructuring and other charges as a percentage of revenue) declined from 13.5% in 2000 to 11.6% in 2001, excluding unusual charges of $5.9 million and $201.8 million, respectively, included in impairment, restructuring and other charges, $10.2 million for bad debt expense in 2000, and $27.6 million for gain in investment in common stock in 2000. The factors that contributed to the decrease in operating margins were (i) the continued increase in utilization of more expensive single-source drugs, (ii) increase in personnel costs, (iii) practices under the net revenue model not bearing their proportionate share of increased operating costs and (iv) reduction in management fees resulting from conversions to the earnings model and other service agreement modifications and terminations.

      Revenue. Revenue increased from $1.324 billion for 2000 to $1.505 billion for 2001, an increase of $180.9 million, or 13.7%. The increase in revenue is attributable to the growth in practices' net patient revenue offset by amounts retained by the practices. The following presents the manner in which our revenue is determined (in thousands):

                                                      Year Ended December 31,
                                                       2001              2000
Net patient revenue........................         $1,934,646       $1,718,620
Amounts retained by practices..............           (429,622)        (394,466)
                                                    ----------       ----------
Revenue....................................         $1,505,024      $1,324,154
                                                    ==========       ==========

      Net patient revenue for services to patients by the affiliated practices is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for accounts that may be uncollectible. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net patient revenue of the practices is reduced by amounts retained by the practices under our service agreements to arrive at our service fee revenue.

      During 2001, we agreed to terminate the service agreements with four affiliated practices. We recognized revenue of $60.1 million during 2000 from these service agreements. For practices managed throughout 2001 and 2000, net patient revenue in 2001 increased $242.8 million, or 14.6%, as compared to 2000. Net patient revenue growth was attributable to increases in: (i) anticancer pharmaceuticals usage, (ii) an increase in medical oncology visits and (iii) increased radiation and diagnostic revenue. The total number of network physicians essentially remained flat. The increase in anticancer pharmaceuticals revenue was attributable primarily to a continued increase in utilization of more expensive, lower-margin, principally single-source drugs and a modest increase in medical oncology visits. The increase in radiation and diagnostic revenue was attributable to the opening of five additional cancer centers and eight additional PET centers during 2001 and growth in revenue of 72 cancer centers opened prior to 2001.

      Amounts retained by practices increased from $394.5 million for 2000 to $429.6 million for 2001, an increase of $35.2 million, or 8.9%. Adjusting for the disaffiliations mentioned above, amounts retained by the practices increased $43.5 million, or 11.5%, as compared to the previous year. Such increases in amounts retained by practices are directly attributable to the growth in net patient revenue, combined with the increase in profitability of practices.

      The following is our revenue attributed to the two principal service fee models--the earnings model and the net revenue model (in thousands):

                                                       Year Ended December 31,
                                                       -----------------------
                                                 2001                           2000
                                                 ----                           ----
                                       Revenue             %          Revenue           %
                                       -------           -----        -------         -----
Earnings model...................    $   902,190          60.0%      $  551,532        41.7%
Net revenue model................        583,032          38.7%         745,843        56.3%
Other............................         19,802           1.3%          26,779         2.0%
                                      ----------         -----       ----------       -----
                                      $1,505,024         100.0%      $1,324,154       100.0%
                                      ==========         =====       ==========       =====

      Practices' compensation under the net revenue model is not proportionately impacted by increasing operating costs. As a result, we announced in November 2000 our initiative to convert all net revenue model agreements to earnings model agreements. We believe the earnings model properly aligns practice priorities with proper cost control, with the practice and us sharing proportionately in revenue, operating costs and profitability. As of March 11, 2002, fourteen practices accounting for 21.7% of our affiliated practices' net patient revenue in 2001 had converted from the net revenue model to the earnings model since December 31, 2000. 60.0% of our revenue for 2001 was derived from practices with earnings model service agreements as of December 31, 2001, and 38.7% was derived from practices with net revenue model service agreements as of such date, as compared to 41.7% and 56.3%, respectively, in 2000. Amounts retained by practices decreased from 23.0% of net patient revenue for 2000 to 22.2% for 2001. Such decrease is mainly attributable to a higher percentage of our revenue being derived from earnings model service agreements as a result of conversions of net revenue model agreements to the earnings model and terminations of agreements with net revenue model practices.

      In converting practices to the earnings model, we are attempting to move towards a standardized service fee equal to 30% of practice earnings, subject to adjustments. We are also providing certain economic incentives within our service agreements, both in connection with earnings model conversions and otherwise, to meet or exceed predetermined thresholds for return on invested capital. In some cases, the conversions and incentives may represent a reduction in management fees that would have been realizable under the previously existing fee arrangement.

      From time to time we may also make concessions to practices or alter service agreements to address specific practice concerns or economic conditions within a given practice, which we believe enhance our relationships with physicians and provide greater stability to our network. We believe that the standardization of our fee arrangements to a consistent earnings model, combined with incentives to enhance return on invested capital, is the model that most appropriately aligns our incentives with those of our network physicians and provides a stable platform for future growth. However, in the short term at least, the impact of these changes in our fee structure may be flat or reduced management fees when compared to fees that would have been achievable under previously existing agreements. As we have previously disclosed and as discussed below, in the event practices currently managed by us under PPM arrangements choose to adopt the service line structure, our fees from those practices would drop significantly and permanently.

      Medicare and Medicaid are the practices' largest payors. During 2001, approximately 40% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 37% and 35% was so derived in 2000 and 1999, respectively. This percentage varies among practices. No other single payor accounted for more than 10% of our revenues in 2001, 2000 or 1999.

      Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $651.2 million in 2000 to $780.1 million in 2001, an increase of $128.9 million, or 19.8%. As a percentage of revenue, pharmaceuticals and supplies increased from 49.2% in 2000 to 51.8% in 2001. This increase was primarily due to: (i) a shift in the revenue mix to a higher percentage of revenue from drugs,
(ii) increases in acquisition prices of drugs, (iii) a shift to lower margin drugs and (iv) with respect to practices operating under the net revenue model, our disproportionately bearing the impact of increasing operating costs.

      We expect that third-party payors, particularly government payors, will continue to negotiate or mandate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact our margins with respect to such items. Current governmental focus on average wholesale price (AWP) as a basis for reimbursement could also lead to a wide-ranging reduction in the way pharmaceuticals are reimbursed by governmental payors. We also continue to believe that single-source drugs, possibly including oral drugs, will continue to be introduced at a rapid pace, thus further impacting margins. In response to this decline in margin relating to certain pharmaceutical agents, we have adopted several strategies. The successful conversion of net revenue model practices to the earnings model will help reduce the impact of the increasing cost of pharmaceuticals and supplies. Likewise, the implementation of the service line structure should have a similar effect. In addition, we have numerous efforts underway to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control and are assessing other strategies to address this trend. We also continue to expand our business into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. However, as long as pharmaceuticals continue to become a larger part of our revenue mix as a result of changing usage patterns (rather than growth), we believe that our overall margins will continue to be adversely impacted.

      Field Compensation and Benefits. Field compensation and benefits, which include salaries and wages of the operating units' employees, increased from $278.0 million in 2000 to $322.5 million in 2001, an increase of $44.5 million or 16.0%. As a percentage of revenue, field compensation and benefits increased from 2l.0% in 2000 to 21.4% in 2001. The increase is attributed to increases in employee compensation rates to address shortages of certain key personnel such as oncology nurses and radiation technicians.

      Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $161.5 million in 2000 to $179.5 million in 2001, an increase of $18.0 million or 11.1%. As a percentage of revenue, other field costs decreased from 12.2% in 2000 to 11.8% in 2001 due to economies of scale.

      General and Administrative. General and administrative expenses decreased from $54.7 million in 2000 to $48.0 million in 2001, a decrease of $6.7 million, or 12.3%. As a percentage of revenue, general and administrative costs decreased from 4.1% in 2000 to 3.2% for 2001. We restructured general and administrative departments in December 2000 and March 2001, eliminating approximately 50 positions, closing offices and abandoning information system initiatives, which resulted in restructuring and other charges recorded in the fourth quarter of 2000 and first quarter of 2001 (see Impairment, Restructuring and Other Charges).

      Bad Debt Expense. In late 1999, we installed a patient billing system in thirteen practices with approximately $336 million in annual net patient revenues. During 2000, we experienced limitations in this system that caused significant delays and errors in patient billing and collection processes. Although the vendor assisted in correcting some deficiencies in the billing system, collecting some patient accounts became impractical. In the fourth quarter of 2000, we determined that the system problems required a $10.2 million charge for bad debt expense. Because of the numerous distractions borne by the practices in the system conversion, we elected not to include this amount in the computation of practice results. In connection with a settlement with the vendor of that system, that vendor agreed to provide us with a replacement system at significantly reduced rates.

      Impairment, Restructuring and Other Charges. During 2001, we recognized impairment, restructuring and other charges of $5.9 million, net, and during 2000, we recognized impairment, restructuring and other charges of approximately $201.8 million. The charges are summarized in the following table and discussed in more detail below (in thousands):

                                                       Year Ended December 31,
                                                      2001                2000
                                                      ----                ----
Impairment charges                                  ($3,376)            $170,130
Restructuring charges                                 5,868               16,122
Other charges                                         3,376               15,594
                                                    -------             --------
Total                                               $ 5,868             $201,846
                                                    =======             ========

                               Impairment Charges
                               ------------------

      In the fourth quarter of 2001, we recorded a net gain on separation of $3.4 million, pre-tax, on the termination of certain service agreements and related assets. In the fourth quarter of 2000, we recorded a pre-tax, non-cash charge of $170.1 million related to the impairment of certain service agreements and other assets, as follows (in thousands):

                                                            2001            2000
                                                            ----            ----
Impairment of service agreements                              --        $138,128
Impairment of assets (gain on separation)
  related to termination of service agreements           ($3,376)         32,002
                                                         -------        --------
                Total                                    ($3,376)       $170,130
                                                         =======        ========

      Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121), requires that companies periodically assess their long-lived assets for potential impairment. In accordance with this requirement, from time to time we evaluate our intangible assets for impairment. For each of our service agreements, this analysis involves comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset on our balance sheet. In estimating future cash flows, we consider past performance as well as known trends that are likely to affect future performance. In some cases we also take into account our current activities with respect to that agreement that may be aimed at altering performance or reversing trends. All of these factors used in our estimates are subject to error and uncertainty.

      In 1999, we noted a significant increase in operating costs, most notably the cost of pharmaceuticals, which increased by 5% as a percentage of revenue from 1998 to 1999. We believed that some of this increase was attributable either to inefficiencies arising directly from the AOR/PRN merger and the integration of the formerly separate companies, or from delays in implementation of cost containment strategies during the first half of 1999 pending consummation of the merger. In addition, we continued to believe that we had developed effective strategies to diversify revenues away from medical oncology and to curtail the increase in drug prices and otherwise contain costs. As the remaining lives of our service agreements were substantially longer than their estimated recovery periods, and because we believed that we would be able to reverse or slow many of the negative cost trends, we did not believe any impairment provisions were necessary at that time.

      During 2000, we continued to experience adverse trends in operating margins. Although our strategies to lower pharmaceutical costs slowed the rate of increase, pharmaceutical costs continued to rise, reducing operating margins during 2000. Single-source drug use continued to grow, and treatment protocols involving a greater number of different, expensive drugs for each patient were also becoming more common. Based upon the significant increase in the number of oncological pharmaceuticals (which would upon approval be new single-source drugs) in development, we believed the trend towards increased use of lower-margin pharmaceuticals would continue. We also experienced increased pressure on reimbursement from payors, including significant initiatives with respect to government programs, to reduce oncology reimbursements, particularly for pharmaceuticals. Moreover, we became increasingly aware of growing complexity in the administrative aspects of the practices and rising personnel costs in the health care sector, neither of which were being effectively slowed or stopped by anticipated economies of scale and other efficiencies arising from the merger. Even though the practices' profitability continued to increase significantly during this period, because practices that operate under the net revenue model do not share in increasing operating costs, we shared disproportionately in the decline in operating margins. Based upon these trends our management determined during the latter part of 2000 that the cost of operating in the oncology sector was continuing to increase and that this trend was likely to continue, regardless of our action, in the next several years. For this reason, we determined that rising costs, and our disproportionately sharing in these costs under the net revenue model, would be an integral part of our forecast of future cash flows in an impairment analysis with respect to our service agreements.

      In our impairment analysis for the fourth quarter of 2000, we incorporated additional assumptions regarding rising cost trends. With respect to service agreements under the net revenue model, we have greater exposure in an environment of rising costs because practices retain a portion of revenues before any fees are paid. Therefore, our impairment review focused primarily on net revenue model service agreements. Using current assumptions, many of our net revenue model service agreements would contribute decreasing cash flows in the immediate future and then begin contributing negative cash flows. Although management commenced during the fourth quarter of 2000 an initiative to convert net revenue model agreements to earnings model agreements, there can be no assurance as to the number of conversions that will be achieved. Substantial differences between the estimates used in the impairment analysis and actual trends occurring in the future could result in future additional impairment charges, or in certain practices experiencing better than expected future cash flows, than those currently forecast. The charge for impairment of service agreements related to thirteen practices with a total net book value of $145 million as of December 31, 2000 prior to the impairment charge. Certain of the projected cash flows related to our service agreements may result in negative cash flows if cost increases continue. No provision has been made for potential losses under these contracts as such amounts are not yet probable and reasonably estimable.

      We had impaired assets of approximately $32.0 million during 2000 for the difference between the carrying value of the assets related to certain practices with which we anticipated terminating our agreements and the consideration expected to be received upon termination of our service agreements with those practices. In the fourth quarter of 2001, we recognized a net gain on separation of approximately $3.4 million relating to service agreement terminations. Included in this net gain is approximately $9.0 million arising from final settlements with several practices with which we terminated our relationships where the ultimate settlements were more beneficial to us than we estimated during 2000 and resulted in our recognizing in the fourth quarter of 2001 the forgiveness of $1.5 million in notes payable by us to physicians, the waiver by the physicians of their rights to receive $1.2 million of our common stock previously recognized by us as an obligation when we affiliated with the physicians, and additional consideration received by us in connection with the terminations of $6.3 million in excess of the carrying value of the net assets of the terminated practices, less a charge of $5.6 million recognized during the fourth quarter of 2001 for the difference between the carrying value of certain assets and the amount we expect to realize upon those assets, as determined in the fourth quarter of 2001.

                              Restructuring Charges
                              ---------------------

      In the fourth quarter of 2000, we comprehensively analyzed our operations and cost structure, with a view to repositioning ourselves to effectively execute our strategic and operational initiatives. This analysis focused on our non-core assets and activities we had determined were not consistent with our strategic direction. We have recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3, "Accounting for Restructuring Costs." As a result of this analysis, during the fourth quarter, we recorded the following charges (in thousands):

                              Restructuring                                                                   Accrual at
                                Expense in                      Asset         Accrual at                     December 31,
                                   2000         Payments     Write-downs   December 31, 2000   Payments          2001
                                   ----         --------     -----------   -----------------   --------          ----
Abandonment of IT
systems                          $ 6,557             --         $ (6,557)            --            --              --
Impairment of home health
  business                         6,463             --           (6,463)            --            --              --
Severance of employment
  agreement                          466        $   (36)              --         $  430         $(215)         $  215
Site closures                      2,636           (562)            (655)         1,419          (338)          1,081
                                 -------        -------         --------         ------         -----          ------
Total                            $16,122        $  (598)        $(13,675)        $1,849         $(553)         $1,296
                                 =======        =======         ========         ======         =====          ======

      As indicated above, during the fourth quarter of 2000, we decided to abandon our efforts to pursue some of our information systems initiatives, including the clinical information systems and e-commerce initiatives, and recognized a charge of $6.6 million. In one market where we agreed to manage the oncology operations of a hospital system, we decided to abandon and sell a home health business that is no longer consistent with our strategy in that market. As a result, we recorded a charge of $6.5 million during the fourth quarter of 2000. As part of the restructuring, we terminated the duties of an executive, with contractual severance payments totaling approximately $430,000 over the next two years. We also determined that we will close several sites, abandoning leased and owned facilities, and recognized a charge of $2.6 million for remaining lease obligations and the difference in the net book value of the owned real estate and its expected fair value.

      In the first quarter of 2001, we announced plans to further reduce overhead costs through reducing corporate staff, consolidating administrative offices, closing additional facilities and abandoning certain software applications. We have recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3, "Accounting for Restructuring Costs." As a result, we recorded the following pre-tax charges during the first quarter of 2001 (in thousands):

                                Restructuring                         Asset         Accrual at
                                   Expenses         Payments       Write-downs   December 31, 2001
                                   --------         --------       -----------   -----------------
Costs related to personnel
   reductions                       $3,113          $(2,900)             --           $  213
Closure of facilities                2,455           (1,323)             --            1,132
Abandonment of software
   applications                        300               --           $(300)              --
                                    ------          -------           -----           ------
Total                               $5,868          $(4,223)          $(300)          $1,345
                                    ======          =======           =====           ======

      As indicated above, during the first quarter of 2001, we announced plans to reduce corporate overhead and eliminated approximately 50 positions. As a result, we recorded a charge of $3.1 million. We also determined that we will close several sites, abandoning leased facilities, and recognized a charge of $2.5 million for remaining lease obligations and related improvements. In addition, we decided to abandon certain software applications and recorded a charge of $300,000.

                                  Other Charges
                                  -------------

During 2001 and 2000, we recorded other charges, net, as follows (in thousands):

                                                                  2001             2000
                                                                  ----             ----
Cashless stock option exercise costs                                 --          $ 2,462
Investigation and contract separation costs                          --            3,372
Practice accounts receivable and fixed asset write-off          $ 1,925            5,110
Credit facility and note amendment fees                              --            2,375
Management recruiting and relocation costs                           --            1,275
Vacation pay accrual-change in policy                                --            1,000
Other                                                             1,451               --
                                                                -------          -------
                                                                $ 3,376          $15,594
                                                                =======          =======

      In the fourth quarter of 2001, we recognized unusual charges including:
(i) $1.9 million of practice accounts receivable and fixed asset write-off, (ii) a $1.0 million charge related to our estimated exposure to losses under an insurance policy where the insurer has become insolvent (see Note 12), and (iii) $451,000 of consulting costs incurred in connection with development of our service line structure. The negative impact of these charges was wholly offset by the net gain on separation of $3.4 million we recognized during the fourth quarter of 2001, which is discussed above in "Impairment Charges."

      In the fourth quarter of 2000, we recognized a pre-tax $2.5 million non-cash charge related to the cashless exercise of 1.6 million stock options by our Chairman and Chief Executive Officer (the "optionee"), due to the termination of the stock option plan under which the options were granted, in accordance with Financial Accounting Standards Board (FASB) Interpretation No.
44. To consummate the exercise, the optionee surrendered approximately 1.3 million shares having an average strike price of $3.44 to satisfy exercise price and tax liability with respect to all options. As a result of this transaction, the optionee received approximately 300,000 shares of common stock. We also realized an offsetting $1.0 million reduction in our federal income tax obligation as a result of this transaction.

      During the third quarter and second quarter of 2000, we incurred costs of $206,000 and $1.7 million, respectively, in connection with the qui tam lawsuits described in Part I, Item 3, of this report, consisting primarily of auditing and legal fees and related expenses. In addition, we incurred $1.5 million of costs in the second quarter of 2000 consisting of intangible asset and receivable write-downs as a result of terminating our affiliation with a sole practitioner and with the practice named in the qui tam lawsuits.

      We also recognized other charges totaling approximately $9.8 million in 2000. These charges consisted of: (i) $5.1 million of receivables from affiliated practices that are not considered to be recoverable; (ii) $2.4 million for bank and noteholder fees associated with amending the credit facilities to accommodate debt covenant compliance related to unusual charges;
(iii) $1.3 million related to expenses to recruit and relocate certain members of the current management team; and (iv) $1.0 million for a change in our vacation policy.

      We have recognized a deferred income tax benefit for substantially all of these charges in 2000 as many of the items will be deductible for income tax purposes in future periods, and we believe, after considering all historical and expected future events, that sufficient income will be earned in the future to realize these benefits.

      Depreciation and Amortization. Depreciation and amortization expense decreased from $75.1 million in 2000 to $71.9 million in 2001, a decrease of $3.2 million, or 4.3%. The decrease is primarily due to the $170.1 million impairment of long-lived assets and service agreement assets recognized in the fourth quarter of 2000.

      Interest. Net interest expense decreased from $26.8 million in 2000 to $22.5 million in 2001, a decrease of $4.3 million or 16.0%, due to a decline in interest rates throughout 2001 on our variable rate indebtedness and a lower level of borrowings as a result of payments made from improved cash flows from more efficient business office operations.

      Other Income. Other income of $27.6 million in 2000 represents the gain on shares of common stock of ILEX Oncology, Inc. sold during the first quarter of 2000.

      Income Taxes. In 2001, we recognized tax expense of $28.4 million resulting in an effective tax rate of 38.0%, as compared to (32.5)% in 2000. The increase in the effective rate was due to the benefit recognized in 2000 as a result of the impairment, restructuring and other charges and no state tax benefit being recognized in 2000 for intangible write-offs in certain states.

      Net Income/Loss. Net income (loss) increased from a net loss of $72.6 million in 2000 to $46.3 million in net income in 2001, an increase of $119.0 million. Excluding charges for impairments, restructurings and other costs, costs related to bad debt expense and the gain on investment in common stock for both years, net income for 2001 would have been $50.0 million or $0.50 per share, as compared to $47.6 million or $0.47 per share in 2000, an increase of $2.3 million. The charges were attributable to the factors described in the preceding paragraphs.

2000 Compared to 1999

      Our revenue increased to $1.324 billion, an increase of 21.2%, while our operating margin declined from 16.7% to 13.5%, excluding unusual charges of $201.8 million and $29.0 million in 2000 and 1999, respectively. Revenue growth is attributed to an increase in the practices' net patient revenue, partially offset by amounts retained by the practices, primarily for physician compensation. Factors that contributed to the decrease in operating margins were
(i) the continued increase in utilization of more expensive single-source drugs,
(ii) increase in personnel costs and (iii) practices under the net revenue model not bearing their proportionate share of increased operating costs.

      During the year 2000, we recorded the following unusual charges:

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

      . $3.4 million in connection with qui tam lawsuits, primarily legal, audit and related expenses, and in asset write downs relating to affiliation terminations; and

      . $2.5 million related to the cashless exercise of 1.6 million stock options by our Chairman and Chief Executive Officer, due to the termination of the stock option plan under which these options were granted.

Of these charges, $208.7 million were recognized in the fourth quarter. All are discussed in more detail below.

      During the year 1999, we recorded unusual charges totaling $29.0 million relating to the AOR/PRN merger.

      Revenue. Revenue increased from $1.093 billion for 1999 to $1.324 billion for 2000, an increase of $231.2 million, or 21.1%. The increase in revenue is attributable to the growth in practices' net patient revenue offset by amounts retained by the practices. The following presents the manner in which the our revenue is determined (in thousands):

                                                   Year Ended December 31,
                                                 2000                   1999
                                                 ----                   ----

Net patient revenue ..............           $ 1,718,620            $ 1,407,494
Amounts retained by practices ....              (394,466)              (314,553)
                                             -----------            -----------
Revenue ..........................           $ 1,324,154            $ 1,092,941
                                             ===========            ===========

      Net patient revenue for services to patients by the affiliated practices is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for accounts that may be uncollectible. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net patient revenue of the practices is reduced by amounts retained by the practices under our service agreements to arrive at our service fee revenue.

      Net patient revenue growth was attributable to increases in: (i) medical oncology services, (ii) anticancer pharmaceuticals and (iii) radiation and diagnostic revenue. The increase in medical oncology services was attributable to an increase in medical oncology visits of existing practices, combined with net growth in network size of 63 physicians during 2000. The increase in anticancer pharmaceuticals revenue was attributable to the growth in medical oncology services, coupled with a continued increase in utilization of more expensive, lower-margin drugs, principally single-source drugs. The increase in radiation and diagnostic revenue was attributable to the opening of twelve additional cancer centers during 2000 and growth in revenue of 60 cancer centers opened prior to 2000.

      Amounts retained by practices increased from $314.6 million for 1999 to $394.5 million for 2000, an increase of $79.9 million, or 25.4%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue, combined with the increase in profitability of practices.

      The following is our revenue attributed to the two principal service fee models--the earnings model and the net revenue model (in thousands):

                                                 Year Ended December 31,
                                         2000                                  1999
                                         ----                                  ----
                             Revenue                   %           Revenue                   %
                           ----------               ------       ----------               ------
Net revenue model          $  745,843                 56.3%      $  602,610                 55.1%
Earnings model ..             551,532                 41.7%         459,975                 42.1%
Other ...........              26,779                  2.0%          30,356                  2.8%
                           ----------               ------       ----------               ------
                           $1,324,154                100.0%      $1,092,941                100.0%
                           ==========               ======       ==========               ======

      56.3% of our revenue for 2000 was derived from net revenue model service agreements, and 41.7% was derived from earnings model service agreements, as compared to 55.1% and 42.1%, respectively, in 1999. Amounts retained by practices increased from 22.3% of net patient revenue for 1999 to 23.0% for 2000, mainly attributable to practices' compensation under the net revenue model not being proportionately impacted by increasing operating costs. Due to this trend, we announced in November 2000 our initiative to convert all net revenue model agreements to earnings model agreements. We believe the earnings model properly aligns practice priorities with proper cost control, with us and the practice sharing proportionately in revenue, operating costs and profitability.

      Medicare and Medicaid are the practices' largest payors. During 2000, approximately 37% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 35% was so derived in 1999. This percentage varies among practices. No other single payor accounted for more than 10% of our revenues in 2000 or 1999.

      Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $521.1 million in 1999 to $651.2 million in 2000, an increase of $130.1 million, or 25.0%. As a percentage of revenue, pharmaceuticals and supplies increased from 47.7% in 1999 to 49.2% in 2000. This increase was primarily due to: (i) a shift in the revenue mix to a higher percentage of revenue from drugs,
(ii) increases in acquisition prices of drugs, (iii) a shift to lower-margin drugs and (iv) with respect to practices operating under the net revenue model, our disproportionately bearing the impact of increasing operating costs. Management expects that third-party payors, particularly government payors, will continue to negotiate or mandate the reimbursement rate for pharmaceuticals and supplies with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact our margins with respect to such items. In response to this decline in margin relating to certain pharmaceutical agents, we have adopted several strategies. Most importantly, the successful conversion of net revenue model practices to the earnings model will help reduce the impact of the increasing cost of pharmaceuticals and supplies. In addition, we have numerous efforts underway to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control. We also continue to expand our business into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology.

      Field Compensation and Benefits. Field compensation and benefits, which include salaries and wages of the operating units' employees, increased from $215.4 million in 1999 to $278.0 million in 2000, an increase of $62.6 million or 29.1%. As a percentage of revenue, field compensation and benefits increased from 19.7% in 1999 to 21.0% in 2000. The increase is attributed to increasing complexity of our business operations and increases in employee compensation rates to be more competitive with market rates.

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

      Bad Debt Expense. In late 1999, we installed a patient billing system in thirteen practices with approximately $336 million in annual net patient revenues. During 2000, we experienced limitations in this system that caused significant delays and errors in patient billing and collection processes. Although the vendor assisted in correcting some deficiencies in the billing system, collecting some patient accounts became impractical. In the fourth quarter of 2000, we determined that the system problems required a $10.2 million charge for bad debt expense. Because of the numerous distractions borne by the practices in the system conversion, we elected not to include this amount in the computation of practice results. In connection with a settlement with the vendor of that system, that vendor has agreed to provide us with a replacement system at significantly reduced rates.

      Impairment, Restructuring and Other Charges. During the second, third and fourth quarters of 2000, we recognized impairment, restructuring and other charges of approximately $201.8 million, and during 1999, we recognized merger and integration costs of $29.0 million. The charges are summarized in the following table and discussed in more detail below (in thousands):

                                                     Year Ended December 31,
                                                    2000                  1999
                                                    ----                  ----
Impairment charges                                $170,130               $    --
Restructuring charges                               16,122                    --
Other charges                                       15,594                29,014
                                                  --------               -------
Total                                             $201,846               $29,014
                                                  ========               =======

                               Impairment Charges
                               ------------------

      In the fourth quarter of 2000, we recorded a pre-tax, non-cash charge of $170.1 million related to the impairment of certain service agreements and other assets, as follows (in thousands):

Impairment of service agreements                                        $138,128
Impairment of other assets and estimated loss related to
    termination of service agreements                                     32,002
                                                                        --------
                  Total                                                 $170,130
                                                                        ========

      FAS 121 requires that companies periodically assess their long-lived assets for potential impairment. In accordance with this requirement, from time to time we evaluate our intangible assets for impairment. For each of our service agreements, this analysis involves comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset on our balance sheet. In estimating future cash flows, we consider past performance as well as known trends that are likely to affect future performance. In some cases we also take into account our current activities with respect to that agreement that may be aimed at altering performance or reversing trends. All of these factors used in our estimates are subject to error and uncertainty.

      In 1999, we noted a significant increase in operating costs, most notably the cost of pharmaceuticals, which increased by 5% as a percentage of revenue from 1998 to 1999. We believed that some of this increase was attributable either to inefficiencies arising directly from the AOR/PRN merger and the integration of the formerly separate companies, or from delays in implementation of cost containment strategies during the first half of 1999 pending consummation of the merger. In addition, we continued to believe that we had developed effective strategies to diversify revenues away from medical oncology and to curtail the increase in drug prices and otherwise contain costs. As the remaining lives of our service agreements were substantially longer than their estimated recovery periods, and because we believed that we would be able to reverse or slow many of the negative cost trends, we did not believe any impairment provisions were necessary at that time.

      During 2000, we continued to experience adverse trends in operating margins. Although our strategies to lower pharmaceutical costs slowed the rate of increase, pharmaceutical costs continued to rise, reducing operating margins during 2000. Single-source drug use continued to grow, and treatment protocols involving a greater number of different expensive drugs for each patient were also becoming more common. Based upon the significant increase in the number of oncological pharmaceuticals (which would upon approval be new single-source drugs) in development, we believed the trend towards increased use of lower-margin pharmaceuticals would continue. We also experienced increased pressure on reimbursement from payors, including significant initiatives with respect to government programs, to reduce oncology reimbursements, particularly for pharmaceuticals. Moreover, we became increasingly aware of growing complexity in the administrative aspects of the practices and rising personnel costs in the health care sector, neither of which were being effectively slowed or stopped by anticipated economies of scale and other efficiencies arising from the merger. Even though the practices' profitability continued to increase significantly during this period, because practices that operate under the net revenue model do not share in increasing operating costs, we shared disproportionately in the decline in operating margins. Based upon these trends our management determined during the latter part of 2000 that the cost of operating in the oncology sector was continuing to increase and that this trend was likely to continue, regardless of our action, in the next several years. For this reason, we determined that rising costs, and our disproportionately sharing in these costs under the net revenue model, would be an integral part of its forecast of future cash flows in an impairment analysis with respect to our service agreements.

      In our impairment analysis for the fourth quarter of 2000, we incorporated additional assumptions regarding rising cost trends. With respect to service agreements under the net revenue model, we have greater exposure in an environment of rising costs because practices retain a portion of revenues before any fees are paid. Therefore, our impairment review focused primarily on net revenue model service agreements. Using current assumptions, many of our net revenue model service agreements would contribute decreasing cash flows in the immediate future and then begin contributing negative cash flows. Although management commenced during the fourth quarter of 2000 an initiative to convert net revenue model agreements to earnings model agreements, there can be no assurance as to the number of conversions that will be achieved. Substantial differences between the estimates used in the impairment analysis and actual trends occurring in the future could result in future additional impairment charges, or in certain practices experiencing better than expected future cash flows, than those currently forecast. The charge for impairment of service agreements related to thirteen practices with total net book value of $145 million as of December 31, 2000 prior to the impairment charge. Certain of the projected cash flows related to our service agreements may result in negative cash flows if cost increases continue. No provision has been made for potential losses under these contracts as such amounts are not yet probable or reasonably estimable.

      In addition, we commenced negotiating with seven practices to terminate their service agreements, and we had impaired assets of approximately $32.0 million during 2000 for the difference between the carrying value of the assets related to those practices and the consideration expected to be received from the practices upon termination of our service agreements with those practices. Service fees from these practices were less than 6% of our service fee revenues for 2000.

                              Restructuring Charges
                              ---------------------

      In the fourth quarter of 2000, we comprehensively analyzed our operations and cost structure, with a view to repositioning ourselves to effectively execute our strategic and operational initiatives. This analysis focused on noncore assets and activities to determine whether they were still consistent with our strategic direction. As a result of this analysis, during the fourth quarter, we recorded the following charges (in thousands):

                              Restructuring                    Asset         Accrual at                      Accrual at
                             Expense in 2000   Payments     Write-downs   December 31, 2000   Payments    December 31, 2001
Abandonment of IT
  systems                        $ 6,557           --         $ (6,557)            --             --              --
Impairment of home health
  business                         6,463           --           (6,463)            --             --              --
Severance of employment
  agreement                          466        $ (36)              --         $  430          $(215)         $  215
Site closures                      2,636         (562)            (655)         1,419           (338)          1,081
                                 -------        -----         --------         ------          -----          ------
Total                            $16,122        $(598)        $(13,675)        $1,849          $(553)         $1,296
                                 =======        =====         ========         ======          =====          ======

      As indicated above, during the fourth quarter of 2000, we decided to abandon our efforts to pursue some of our information systems initiatives, including the clinical information systems and e-commerce initiatives, and recognized a charge of $6.6 million. In one market where we had agreed to manage the oncology operations of a hospital system, we decided to abandon and sell a home health business that was no longer consistent with our strategy in that market. As a result, we recorded a charge of $6.5 million during the fourth quarter of 2000. As part of the restructuring, we terminated the duties of an executive, with contractual severance payments totaling approximately $430,000 over the next two years. We also determined that we will close several sites, abandoning leased and owned facilities, and recognized a charge of $2.6 million for remaining lease obligations and the difference in the net book value of the owned real estate and our expected fair value.

                                  Other Charges
                                  -------------

      During 2000 and 1999, we recorded other charges as follows (in thousands):

                                                         Year Ended December 31,
                                                          2000            1999
                                                          ----            ----
Merger, restructuring and integration costs                  --         $29,014
Cashless stock option exercise costs                    $ 2,462              --
Investigation and contract separation costs               3,372              --
Practice receivable write-off                             5,110              --
Credit Facility and note amendment fees                   2,375              --
Management recruiting and relocation costs                1,275              --
Vacation pay accrual-change in policy                     1,000              --
                                                        -------         -------
                          Total                         $15,594         $29,014
                                                        =======         =======

      In the fourth quarter of 2000, we recognized a pre-tax $2.5 million non-cash charge related to the cashless exercise of 1.6 million stock options by our Chairman and Chief Executive Officer (the "optionee") due to the termination of the stock option plan under which the options were granted, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 44. To consummate the exercise, the optionee surrendered approximately 1.3 million shares having an average strike price of $3.44 to satisfy exercise price and tax liability with respect to all options. As a result of this transaction, the optionee received approximately 300,000 shares of common stock. We also realized an offsetting $1.0 million reduction in our federal income tax obligations as a result of this transaction.

      During the third quarter and second quarter of 2000, we incurred costs of $206,000 and $1.7 million, respectively, in connection with the qui tam lawsuits described in Part I, Item 3, of this report, consisting primarily of auditing and legal fees and related expenses. In addition, we incurred $1.5 million of costs in the second quarter of 2000 consisting of intangible asset and receivable write-downs as a result of terminating our affiliation with a sole practitioner and with the practice named in the qui tam lawsuits.

      We also recognized other charges totaling approximately $9.8 million in 2000. These charges consisted of: (i) $5.1 million of receivables from affiliated practices that are not considered to be recoverable; (ii) $2.4 million for bank and noteholder fees associated with amending the credit facilities to accommodate debt covenant compliance related to unusual charges;
(iii) $1.3 million related to expenses to recruit and relocate certain members of the current management team; and (iv) $1.0 million for a change in our vacation policy.

      In connection with the AOR/PRN merger, we incurred total costs of $29.0 million to consummate the merger, restructure operating activities and integrate the two organizations. These costs were expensed during 1999. Costs directly related to the consummation of the AOR/PRN merger totaled $14.6 million. Restructuring costs relating to severance and relocation of employees and asset impairments totaled $7.2 million. Incremental costs incurred to assist in integrating the AOR's and PRN's operations totaled $7.2 million.

      We have recognized a deferred income tax benefit for substantially all of these charges in 2000 as many of the items will be deductible for income tax purposes in future periods. An income tax benefit has also been recognized for the 1999 charges, with the exception of certain non-deductible merger costs.

      Interest. Net interest expense increased from $22.3 million in 1999 to $26.8 million in 2000, an increase of $4.5 million or 20.3%, due to increased interest rates in 2000 on our variable rate indebtedness.

      Other Income. Other income of $27.6 million in 2000 represents the recognition of the remaining gain on shares of common stock of ILEX Oncology, Inc. owned by us. A previous gain of $14.4 million was recognized during the fourth quarter of 1999 as a result of our reclassification of the ILEX stock as a trading security. The stock was sold during the first quarter of 2000.

      Income Taxes. In 2000, we recognized a tax benefit of $35.0 million resulting in an effective tax rate of (32.5%), down from 40.1% in 1999. The decrease in the effective rate was due to certain non-deductible merger related costs in 1999 and no state tax benefit being recognized in 2000 for intangible write-offs in certain states.

      Net Income/Loss. Net income (loss) decreased from $48.2 million of net income in 1999 to a net loss of $72.6 million in 2000, a decrease of $120.8 million. Excluding charges for impairments, restructurings and other costs, costs related to bad debt expense and the gain on investment in common stock for both years, net income for 1999 would have been $59.4 million, or $0.58 per share, in 1999 as compared to $47.6 million or $0.47 per share, in 2000, a decrease of $11.4 million. The charges were attributable to the factors described in the preceding paragraphs.

Liquidity and Capital Resources

      As of December 31, 2001, we had net working capital of $110.7 million, including cash and cash equivalents of $20.0 million. We had current liabilities of $278.3 million, including $44.0 million in current maturities of long-term debt, and $128.8 million of long-term indebtedness. During 2001, we generated $216.2 million in net operating cash flow, invested $57.6 million and used cash in financing activities in the amount of $142.0 million.

Cash Flows from Operating Activities

      Cash from operating activities increased from $117.3 million in 2000 to $216.2 million in 2001. The increase was attributed to accounts receivable days decreasing from 67 to 50 as a result of increased efficiencies in patient billing and cash collection processes. In addition, federal and state income tax payments were $36.4 million in 2000 as compared to federal and state income tax refunds received, net of payments, of $6.6 million in 2001 as a result of the net loss recognized in 2000.

Cash Flows from Investing Activities

      During 2001, we expended $63.7 million in capital expenditures and financed an additional $24.1 million through various leasing facilities. We expended $39.1 million on the development and construction of cancer centers, of which $11.2 million was financed through our synthetic leasing facility during 2001. In addition, we spent $15.1 million on installation of PET centers, of which $12.8 million was financed through an equipment operating lease facility. Maintenance capital expenditures were $39.9 million in 2001 and $33.3 in 2000. In addition, in connection with affiliating with certain practices, we paid total consideration of $3.4 million in 2001 and $33.5 million in 2000, which included cash consideration and transaction costs of $1.0 million and $16.1 million, in 2001 and 2000, respectively.

      During 2001, we received $7.1 million in connection with certain contract separations. Cash consideration consisted of payment for working capital and fixed assets and fees related to contract terminations.

      In March 2000, we sold our equity investment in ILEX Oncology, Inc. in a private sale transaction and realized proceeds of $54.8 million, or $38.8 million net of tax. These proceeds were used to reduce outstanding borrowings under the credit facility.

Cash Flows from Financing Activities

      In March 2000, the board of directors authorized the repurchase of up to
10.0 million shares of our common stock in public or private transactions. We subsequently acquired 6.4 million shares (including 1.3 million shares received in connection with the cashless exercise of stock options by our chief executive officer) of common stock at an average price of $4.73 per share. During 2001 and 2000, we issued 2.2 million and 1.9 million shares, respectively, from treasury stock to affiliated physicians in satisfaction of our obligation in connection with medical practice transactions.

      As of December 31, 2001 and 2000, respectively, our debt was as follows (in thousands):

                                                              December 31,
                                                        2001              2000
                                                        ----              ----

Credit facility ............................          $     --          $125,000
Senior secured notes .......................           100,000           100,000
Notes payable ..............................             2,733             5,868
Subordinated notes .........................            67,438            90,578
Capital lease obligations and other ........             2,695             2,677
                                                      --------          --------
                                                       172,866           324,123
Less -- current maturities .................            44,040            23,910
                                                      --------          --------
                                                      $128,826          $300,213
                                                      ========          ========

      During 2001, we repaid $125 million, net of borrowings, of our long-term debt as a result of increased cash flows from operations. In addition, we repaid $20.7 million of other indebtedness, substantially all of which was attributed to payment on subordinated notes related to previous affiliation transactions. During 2001 and previously, we satisfied our development and transaction needs through debt and equity financings and borrowings under a $175 million syndicated revolving credit facility with First Union National Bank ("First Union"), as a lender and as an agent for various other lenders. We also used a $75 million synthetic leasing facility in connection with developing integrated cancer centers. Availability of new advances under the leasing facility terminated in June 2001. We discuss this in more detail below.

      On February 1, 2002, we entered into a five-year revolving credit facility with availability at closing of $88.0 million and maximum availability of $100 million. Proceeds under that credit facility may be used to finance the development of cancer centers and new PET facilities, to provide working capital or for other general business purposes.

      In November 1999, we sold an aggregate of $100 million of Senior Secured Notes to a group of institutional investors, the proceeds of which were used to repay amounts outstanding under our credit facility. The Senior Secured Notes ranked equally in right of payment with the credit facility. The notes bore interest at 8.42% per annum with a final maturity in 2006 and an average life of five years.

      On February 1, 2002, we issued $175 million in 9 5/8% Senior Subordinated Notes due 2012 to various institutional investors in a private offering under Rule 144A under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under those notes are subordinated in substantially all respects to payments under our new credit facility.

      We used the proceeds from the Senior Subordinated Notes to repay in full our existing $100 million in Senior Secured Notes due 2006, including payment of a prepayment penalty of $11.7 million due as a result of our repayment of the notes before their scheduled maturity. We also used proceeds from the Senior Subordinated Notes to pay fees and related expenses of $5.4 million associated with issuing those notes and to pay fees and related expenses of $2.8 million in connection with the new credit facility. During the first quarter of 2002, we expect to recognize the prepayment penalty of $11.7 million and a write-off of financing costs related to the terminated debt agreements of $1.9 million.

      Our introduction of the service line structure, in particular our offering existing affiliated practices the opportunity to terminate service agreements, repurchase their assets and enter into service line agreements, required an amendment or refinancing of our existing facilities. The new credit facility and Senior Subordinated Notes give us flexibility in this regard. In addition, we believe that the longer maturity of the Senior Subordinated Notes adds stability to our capital structure.

      We have entered into an operating lease arrangement that involves a special purpose entity that has acquired title to properties, paid for the construction costs and leased to us the real estate and equipment at some of our cancer centers. This kind of leveraged financing structure is commonly referred to as a "synthetic lease." The synthetic lease was used to finance the acquisition, construction and development of cancer centers. The facility was funded by a syndicate of financial institutions and is secured by the property to which it relates. A synthetic lease is preferable to a conventional real estate lease since the lessee benefits from attractive interest rates, the ability to claim depreciation under tax laws and the ability to participate in the development process.

      The synthetic lease was entered into in December 1997 and matures in June 2004. As of December 31, 2001, we had $72.0 million outstanding under the synthetic lease facility, and no further amounts are available under that facility. The annual lease cost of the synthetic lease is approximately $3.1 million, based on interest rates in effect as of December 31, 2001. At December 31, 2001, the lessor under the synthetic lease held real estate assets (based on original acquisition and construction costs) of approximately $59.2 million and equipment of approximately $12.8 million (based on original acquisition cost) at nineteen locations. On February 1, 2002, we amended and restated our synthetic lease agreement primarily to replace certain lenders.

      The lease is renewable in one-year increments, but only with consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is earlier terminated for various reasons, we must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. If we sell the properties to third parties, we have guaranteed a residual value of at least 85% of the total amount outstanding for the properties. If the properties were sold to a third party at a price such that we were required to make a residual value guarantee payment, such amount would be recognized as an expense in our statement of operations.

      A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and under accounting principles generally accepted in the United States ("GAAP") is not reflected on our balance sheet. Thus, the obligations are not recorded as debt and the underlying properties and equipment are not recorded as assets on our balance sheet. Our rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments, and are excluded from our aggregate debt maturities.

      On February 27, 2002, the Financial Standards Accounting Board determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective January 1, 2003. Our synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and assuming we do not alter our arrangement to maintain off-balance-sheet treatment under the new rules, we would expect to recognize $72.0 million in additional property and equipment with a corresponding liability on our balance sheet as of January 1, 2003.

      If we were to purchase all of the properties currently covered by the lease or if changes in accounting rules or treatment of the lease were to require us to reflect the properties on our balance sheet and income statement, the impact to the consolidated financial statements would be as follows.

      . Property and equipment would increase by $72.0 million (the purchase price for the assets subject to the lease);

      . Assuming the purchase of the properties were financed through borrowing, or in the event the existing arrangement were required to be characterized as debt, indebtedness would increase by $72.0 million; and

      . Depreciation would increase by approximately $3.6 million per year as a result of the assets being owned by us.

      Acquiring the properties would require us to borrow additional funds and would likely reduce the amount we could borrow for other purposes.

      There are additional risks associated with the synthetic lease arrangement. A deterioration in our financial condition that would cause an event of default under the synthetic lease facility, including a default on material indebtedness, would give the parties under the synthetic lease the right to terminate that lease, and we would be obligated to purchase or remarket the properties. In such an event, we may not be able to obtain sufficient financing to purchase the properties. In addition, changes in future operating decisions or changes in the fair market values of underlying leased properties or the associated rentals could result in significant charges or acceleration of charges in our statement of operations for leasehold abandonments or residual value guarantees. Because the synthetic lease payment floats with a referenced interest rate, we are also exposed to interest rate risk under the synthetic lease. A 1% increase in the referenced rate would result in an increase in lease payments of $720,000 annually.

      We are currently in compliance with covenants under our synthetic leasing facility, revolving credit facility and Senior Subordinated Notes, with no borrowings currently outstanding under the revolving credit facility. We have relied primarily on profitability from our operations to fund working capital.

      Borrowings under the revolving credit facility and advances under the synthetic leasing facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The credit facility, synthetic leasing facility and Senior Subordinated Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. Substantially all of our assets, including certain real property, are pledged as security under the credit facility and synthetic leasing facility.

      We entered into certain operating lease agreements in 2001 and 2000 related to PET equipment used by our affiliated practices. The agreements qualify for operating lease accounting treatment under SFAS 13, "Accounting for Leases," and, as such, the equipment is not recorded on our balance sheet. If we were to default under those leases, we could be required to purchase the equipment from the lessor at its cost in order to continue using it. If we elected to purchase that PET equipment rather than lease it, we would record $15.5 million in equipment on our balance sheet, with an annual depreciation charge of approximately $1.4 million. We also entered into numerous other equipment leases, which are not reflected on our balance sheet and thus do not increase our assets or our debt; although lease payments do appear on our income statements as operating expenses. If we purchased any of this equipment instead of leasing it, it would increase our need for financing and we would incur depreciation expenses related to the ownership of that equipment.

      We currently expect that our principal use of funds in the near future will be in connection with the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers and PET centers, as well as implementation of the service line structure, with less emphasis than in past years on transactions with medical oncology practices. It is likely that our capital needs in the next several years will exceed the cash generated from operations. Thus, we may incur additional debt or issue additional debt or equity securities from time to time. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, we may be unable to obtain sufficient financing on terms satisfactory to management or at all.

Item 7a. Quantitative and Qualitative Discussion about Market Risks

      In the normal course of business, our financial position is routinely subjected to a variety of risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

      Among these risks is the market risk associated with interest rate movements on outstanding debt. Our borrowings under the credit facility contain an element of market risk from changes in interest rates. Historically, we have managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in 2001. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during 2001.

      For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

      To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 2001. The market values that result from these computations are compared with the market values of these financial instruments at December 31, 2001. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of our financial instruments.

Summary of Operations by Quarter

      The following table represents unaudited quarterly results for 2001 and 2000. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and that all adjustments are of a normal recurring nature. Results of operations for any particular quarter are not necessarily indicative of operations for a full year or predictive of future periods.

                                            2001 Quarter Ended,                        2000 Quarter Ended,
                                            -------------------                        -------------------

                                  Dec 31     Sep 30     Jun 30     Mar 31     Dec 31      Sep 30     Jun 30     Mar 31
                                  ------     ------     ------     ------     ------      ------     ------     ------
Net revenue...................  $385,803   $372,742   $380,828   $365,651    $355,836    $337,310   $326,506   $304,502
Income (loss) from operations     24,578     26,029     27,155     19,453    (183,168)     26,126     22,078     26,517
Other income..................        --         --         --         --          --                     --     27,566
Net income (loss)/1/..........    12,811     12,904     12,718      7,883    (123,342)     11,608      9,976     29.115
Net income (loss) per share
basic/1/......................     $0.13      $0.13      $0.13      $0.08      $(1.25)      $0.12      $0.10      $0.29
Net income (loss) per share
diluted/1/....................     $0.13      $0.13      $0.13      $0.08      $(l.25)      $0.12      $0.10      $0.29

/1/ Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

                                US ONCOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001:

                                                                            Page
                                                                            ----
Report of Independent Accountants.................................           48
Consolidated Balance Sheet........................................           49
Consolidated Statement of Operations and Comprehensive Income.....           50
Consolidated Statement of Stockholders' Equity....................           51
Consolidated Statement of Cash Flows..............................           52
Notes to Consolidated Financial Statements........................           53

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of US Oncology, Inc.

      In our opinion, the consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of US Oncology, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP
Houston, Texas
February 27, 2002

                                US ONCOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                                                                                   December 31,
                                                                                              2001                2000
                                                                                              ----                ----
ASSETS
------

Current assets:
     Cash and equivalents ........................................................        $    20,017         $     3,389
     Accounts receivable .........................................................            275,884             337,360
     Prepaids and other current assets ...........................................             35,334              44,904
     Due from affiliates .........................................................             57,807              72,380
                                                                                          -----------         -----------
             Total current assets ................................................            389,042             458,033

Property and equipment, net ......................................................            286,218             280,032
Service agreements, net of accumulated amortization of $257,893 and $231,233 .....            379,249             398,397
Other assets .....................................................................             20,368              22,601
Deferred income taxes ............................................................             18,085              38,404
                                                                                          -----------         -----------
                                                                                          $ 1,092,962         $ 1,197,467
                                                                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current maturities of long-term indebtedness ................................        $    44,040         $    23,910
     Accounts payable ............................................................            135,570             153,980
     Due to affiliates ...........................................................             13,537               8,044
     Accrued compensation costs ..................................................             15,455               8,643
     Income taxes payable ........................................................             22,498               9,154
     Other accrued liabilities ...................................................             47,201              59,818
                                                                                          -----------         -----------
             Total current liabilities ...........................................            278,301             263,549
Long-term indebtedness ...........................................................            128,826             300,213
                                                                                          -----------         -----------
             Total liabilities ...................................................            407,127             563,762

Minority interest ................................................................              9,067               9,367
Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and
     outstanding .................................................................                 --                  --
     Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved,
     none issued and outstanding .................................................                 --                  --
     Common Stock, $.01 par value, 250,000 shares authorized, 94,819 and 93,837
     shares issued, 92,510 and 89,299 shares outstanding .........................                948                 939
     Additional paid-in capital ..................................................            469,999             461,364
     Common Stock to be issued, approximately 7,295 and 10,330 shares ............             56,955              69,666
     Treasury Stock, 2,309 and 4,538 shares ......................................            (11,235)            (21,416)
     Retained earnings ...........................................................            160,101             113,785
                                                                                          -----------         -----------
             Total stockholders' equity ..........................................            676,768             624,338
                                                                                          -----------         -----------
                                                                                          $ 1,092,962         $ 1,197,467
                                                                                          ===========         ===========

         The accompanying notes are an integral part of this statement.

                                US ONCOLOGY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)

                                                                                   Year Ended December 31,
                                                                         2001                2000                1999
                                                                         ----                ----                ----
Revenue ......................................................        $ 1,505,024         $ 1,324,154         $ 1,092,941

Operating expenses:
       Pharmaceuticals and supplies ..........................            780,072             651,214             521,087
       Field compensation and benefits .......................            322,473             277,962             215,402
       Other field costs .....................................            179,479             161,510             134,635
       General and administrative ............................             47,988              54,723              39,490
       Bad debt expense ......................................                 --              10,198                  --
       Impairment, restructuring and other charges ...........              5,868             201,846              29,014
       Depreciation and amortization .........................             71,929              75,148              65,072
                                                                      -----------         -----------         -----------
                                                                        1,407,809           1,432,601           1,004,700
                                                                      -----------         -----------         -----------
Income (loss) from operations ................................             97,215            (108,447)             88,241

Other income (expense):
       Interest, net .........................................            (22,511)            (26,809)            (22,288)
       Gain on investment in common stock (unrealized in 1999)                 --              27,566              14,431
                                                                      -----------         -----------         -----------
Income (loss) before income taxes ............................             74,704            (107,690)             80,384
Income tax provision (benefit) ...............................             28,388             (35,047)             32,229
                                                                      -----------         -----------         -----------

Net income (loss) ............................................             46,316             (72,643)             48,155

Other comprehensive income (loss), net of tax ................                 --                  --                (269)
                                                                      -----------         -----------         -----------
Comprehensive income (loss) ..................................        $    46,316         $   (72,643)        $    47,886
                                                                      ===========         ===========         ===========

Net income (loss) per share -- basic .........................        $      0.46         $     (0.72)        $      0.48
                                                                      ===========         ===========         ===========

Shares used in per share calculations -- basic ...............            100,063             100,589             100,183
                                                                      ===========         ===========         ===========

Net income (loss) per share -- diluted .......................        $      0.46         $     (0.72)        $      0.47
                                                                      ===========         ===========         ===========

Shares used in per share calculations -- diluted .............            100,319             100,589             101,635
                                                                      ===========         ===========         ===========

         The accompanying notes are an integral part of this statement.

                                US ONCOLOGY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                  Common Stock                                                  Accumulated
                               -------------------   Additional       Common         Treasury      Other
                                 Shares      Par       Paid-In       Stock to         Stock    Comprehensive   Retained
                                 Issued     Value      Capital       Be Issued         Cost        Income      Earnings    Total
                               ----------------------------------------------------------------------------------------------------
Balance at January 1, 1999 .     81,205      $812     $ 405,635       $ 89,142       $ (3,696)     $ 269      $ 138,522   $ 630,684
Affiliation transactions
   value of shares to
   be issued ...............         --        --            --         24,637             --         --             --      24,637
Purchase of Treasury Stock .         --        --        (1,810)        (1,637)         3,696         --           (249)         --
Delivery from Treasury of
   Common Stock to be issued      5,696        57        20,755        (20,812)            --         --             --          --
Issuance of Common Stock ...         --        --            --             --             --         --             --          --
Exercise of options to
   purchase Common Stock ...        352         4         4,665             --             --         --             --       4,669
Tax benefit from exercise
   of non-qualified stock
   options .................         --        --           174             --             --         --             --         174
Valuation adjustment
   investment in Common
   Stock ...................         --        --            --             --             --       (269)            --        (269)
Issuance of Common Stock
   options to affiliates ...         --        --         1,481             --             --         --             --       1,481
   Net income ..............         --        --            --             --             --         --         48,155      48,155
                                 ------      ----     ---------       --------       --------      -----      ---------   ---------
Balance at December 31, 1999     87,253       873       430,900         91,330             --         --        186,428     709,531
Affiliation transactions
   value of shares to be
   issued ..................         --        --            --          6,103             --         --             --       6,103
Purchase of Treasury Stock .         --        --            --             --        (24,906)        --             --     (24,906)
Delivery from Treasury of
   Common Stock to be issued         --        --         4,530        (13,692)         9,162         --             --          --
Issuance of Common Stock ...      4,413        44        14,031        (14,075)            --         --             --          --
Exercise of options to
   purchase Common Stock ...      2,171        22         9,999             --         (5,672)        --             --       4,349
Tax benefit from exercise
   of non-qualified stock
   options .................         --        --           255             --             --         --             --         255
Issuance of Common Stock
   options to affiliates ...         --        --         1,649             --             --         --             --       1,649
Net loss ...................         --        --            --             --             --         --        (72,643)    (72,643)
                                 ------      ----     ---------       --------       --------      -----      ---------   ---------
Balance at December 31, 2000     93,837       939       461,364         69,666        (21,416)        --        113,785     624,338

Affiliation transactions
   value of shares to be
   issued ..................         --        --            --            606             --         --             --         606
Disaffiliation transactions
   value of shares to be
   issued ..................         --        --            --         (1,521)            --         --             --      (1,521)
Delivery from Treasury of
   Common Stock to be issued         --        --           972        (11,153)        10,181         --             --          --
Issuance of Common Stock ...         75        --           643           (643)            --         --             --          --
Exercise of options to
   purchase Common Stock ...        907         9         3,749             --             --         --             --       3,758
Tax benefit from exercise
   of non-qualified stock
   options .................         --        --         1,384             --             --         --             --       1,384
Issuance of Common Stock
   options to affiliates ...         --        --         1,887             --             --         --             --       1,887
Net income .................         --        --            --             --             --         --         46,316      46,316
                                 ------      ----     ---------       --------       --------      -----      ---------   ---------

Balance at December 31, 2001     94,819      $948     $ 469,999       $ 56,955       $(11,235)     $          $ 160,101   $ 676,768
                                 ======      ====     =========       ========       ========      =====      =========   =========

         The accompanying notes are an integral part of this statement.

                                US oncology, inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                          Year Ended December 31,
                                                                                    2001            2000            1999
                                                                                    ----            ----            ----
Cash flows from operating activities:
     Net income (loss) ....................................................      $  46,316       $ (72,643)      $  48,155
     Noncash adjustments:
          Depreciation and amortization ...................................         71,929          75,148          65,072
          Gain on investment in common stock (unrealized in 1999) .........             --         (27,566)        (14,431)
          Impairment, restructuring and other charges .....................            331         165,800          16,887
          Deferred income taxes ...........................................         20,319         (71,628)          9,687
          Bad debt expense ................................................             --          10,198              --
          Non-cash compensation expense ...................................          1,887           1,649           1,481
          Earnings on joint ventures ......................................           (300)         (2,124)           (634)
          Revenue from investment in common stock .........................             --              --          (6,019)
     Cash provided (used) by changes in:
          Accounts receivable .............................................         52,764         (15,754)        (80,940)
          Prepaids and other current assets ...............................          4,170          (8,907)        (33,906)
          Accounts payable ................................................        (17,944)         45,109          23,032
          Due from/to affiliates ..........................................         18,815          (4,374)        (18,682)
          Income taxes receivable/payable .................................         14,728            (168)          5,591
          Other accrued liabilities .......................................          3,200          22,585          16,247
                                                                                 ---------       ---------       ---------
              Net cash provided by operating activities ...................        216,215         117,325          31,540
                                                                                 ---------       ---------       ---------
     Cash flows from investing activities:
          Acquisition of property and equipment ...........................        (63,660)        (67,000)        (74,320)
          Net payments in affiliation transactions ........................         (1,005)        (16,124)        (43,513)
          Merger transaction costs ........................................             --              --         (14,587)
          Investments .....................................................             --              --          (3,000)
          Proceeds from sale of investment in common stock ................             --          54,824              --
          Proceeds from contract separation ...............................          7,052              --              --
          Other ...........................................................             --              --           1,905
                                                                                 ---------       ---------       ---------
              Net cash used by investing activities .......................        (57,613)        (28,300)       (133,515)
                                                                                 ---------       ---------       ---------
     Cash flows from financing activities:
          Proceeds from Credit Facility ...................................         25,000          66,000         154,000
          Proceeds from Senior Secured Notes ..............................                                        100,000
          Repayment of Credit Facility ....................................       (150,000)       (115,000)       (136,000)
          Repayment of other indebtedness .................................        (20,732)        (24,998)        (20,394)
          Debt financing costs ............................................             --           1,887          (2,610)
          Proceeds from exercise of stock options .........................          3,758              --           4,669
          Purchase of Treasury Stock ......................................             --         (24,906)             --
                                                                                 ---------       ---------       ---------
              Net cash provided (used) by financing activities ............       (141,974)        (97,017)         99,665
                                                                                 ---------       ---------       ---------
     Increase (decrease) in cash and equivalents ..........................         16,628          (7,992)         (2,310)
     Cash and equivalents:
          Beginning of period .............................................          3,389          11,381          13,691
                                                                                 ---------       ---------       ---------
          End of period ...................................................      $  20,017       $   3,389       $  11,381
                                                                                 =========       =========       =========

     Interest paid ........................................................      $  24,355       $  26,705       $  24,192
     Taxes (refunded) paid, net ...........................................         (6,593)         36,377          17,331
     Noncash investing and financing transactions:
          Value of Common Stock to be issued in affiliation transactions ..            606           6,103          24,637
          Delivery of Common Stock in affiliation transactions ............         11,796          27,767          24,508
          Debt issued in affiliation transactions .........................          2,679          11,251          27,378
          Debt issued in investment transactions ..........................             --              --           5,000
          Forfeitures of debt from contract separation ....................          5,350              --              --
          Forfeitures of common stock to be issued from contract separation          1,521              --              --
          Assets acquired under capital lease .............................             --           1,100              --
          Tax benefit from exercise of non-qualified stock options ........          1,384             255             174

         The accompanying notes are an integral part of this statement.

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      US Oncology, Inc. (together with its subsidiaries, "US Oncology" or the "Company") provides comprehensive services in the oncology field, with the mission of expanding access to and improving the quality of cancer care in local communities and advancing the delivery of care. The Company offers the following services:

      . Purchase and manage the inventory of cancer related drugs for affiliated practices. Annually, the Company is responsible for purchasing, delivering and managing more than $700 million of pharmaceuticals through a network of more than 400 admixture sites, 31 licensed pharmacies, 51 pharmacists and 180 pharmacy technicians.

      . Construct and manage free standing cancer centers that provide treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology. The Company operates 77 integrated community-based cancer centers and manages over one million square feet of medical office space.

      . Expand diagnostic capabilities of practices through installation and management of PET technology, typically in a cancer center setting. The Company has installed and continues to manage 12 PET units, as well as 59 Computerized Axial Tomography (CT) units.

      . Coordinate and manage cancer drug research trials for pharmaceutical and biotechnology companies. The Company currently manages 98 clinical trials, with accruals of more than 3,500 patients during 2001, supported by its network of over 650 participating physicians in more than 330 research locations.

      The Company provides these services to oncology practices comprising over 450 sites, with over 8,000 employees and 868 physicians. The Company is not a provider of medical services but provides comprehensive services to oncology practices, including management and capital resources, data management, accounting, compliance and other administrative services. The affiliated practices offer comprehensive and coordinated medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology, and blood and marrow stem cell transplantation.

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

Use of estimates

      The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

liabilities. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by U.S. generally accepted accounting principles; management's understanding of the Company's business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates - which may result in the selection of estimates which could be viewed as conservative or aggressive - based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

Service fee revenue

      Approximately 60% of the Company's 2001 service fee revenue has been derived from practices, which as of December 31, 2001, had service agreements that provide for payment to the Company of a service fee that includes an amount equal to the direct expenses associated with operating the practice plus an amount which is calculated based on the service agreement for each of the practices (the earnings model). The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, salaries and benefits of non-physician employees who support the practices and interest. The direct expenses do not include salaries and benefits of physicians. The non-expense-reimbursement related portion of the service fee is a percentage, ranging from 25% to 35%, of the earnings before interest and taxes of the affiliated practice. The earnings of an affiliated practice is determined by subtracting the direct expenses from the professional revenues and research revenues earned by the affiliated practice.

      Approximately 39% of the Company's 2001 service fee revenue has been derived from practices, which as of December 31, 2001, had service agreements that provide for payment to the Company of a service fee, which typically includes all practice costs (other than amounts retained by the physicians), a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied, a performance fee (the net revenue model). These service agreements permit the affiliated practice to retain a specified amount (typically 23% of the practice's net revenues) for physician salaries, and payment of such salaries is given priority over payment of the service fee. The amount of the fixed fee is related to the size of the affiliation transaction and, as a result, varies significantly among the service agreements. The percentage fee, where permitted by applicable law, is generally seven percent of the affiliated practice net revenue. Performance fees are paid after payment of all practice expenses, amounts retained by practices and the other service fees and, where permitted by state law, are approximately 50% of the residual profitability of the practice. Service fees are not subject to adjustment, with the exception that the fixed fee may be adjusted from time to time after the fifth year of the service agreement to reflect inflationary trends. The affiliated practice is also entitled to retain all profits of the practice after payment of the service fee to the Company.

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

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

      The Company announced in November 2000 its strategic initiative to negotiate amendments to service agreements with practices under the net revenue model to convert those economic arrangements to the earnings model. Management believes the earnings model properly aligns practice priorities with respect to appropriate business operations and cost control, with the Company and the practice sharing proportionately in revenue, operating costs and cost structure changes. Since the beginning of 2001 and through March 11, 2002, fourteen practices accounting for 21.7% of the affiliated practices' total net patient revenue in 2001 have converted to the earnings model.

      On October 1, 2001, the Company commenced a strategy to focus its operations on three core service lines: oncology pharmaceutical management, outpatient cancer center operations, and cancer research and development services. The Company has begun marketing these core services outside its network through a non-PPM (physician practice management) model. All affiliated practices are being afforded the opportunity to terminate their existing service agreements and enter into new arrangements under the service line structure. The Company cannot assure you as to how many practices will take this opportunity, and it currently expects that a large percentage of existing affiliated practices will remain on the PPM model for the foreseeable future. As practices transition to this service line structure, the Company expects the financial impact to be a reduction in debt, restructuring and reorganization costs, mostly non-cash related and a reduction in earnings as it relates to those practices. The Company does not believe that all of its practices will transition to the service line structure in the near future, but is unable to accurately predict which practices will transition or when they will do so. Thus, the Company is unable to more accurately predict the financial impact of this transition until practices agree to change structures. For those practices that remain on the PPM model, the Company will continue to negotiate with "net revenue model" practices to move to the "earnings model," and otherwise to manage those practices pursuant to existing agreements.

Cash equivalents and investments

      The Company considers all highly liquid debt securities with original maturities of three months or less to be cash equivalents.

Accounts receivable

      The process of estimating the ultimate collectibility of accounts receivable arising from the provision of medical services to patients by affiliated practices is highly subjective and requires the application of judgment by management. Management considers many factors, including contractual reimbursement rates, changing reimbursement rules, the nature of payors, scope of services, age of receivables, historical cash collection experience, billing practices and other factors to form their best judgement of expected collectibility. Actual results often times vary from estimates, but in total generally do not vary materially.

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

      In late 1999, the Company installed a patient billing system in thirteen practices with approximately $336,000 in annual net patient revenues. During 2000, the Company experienced limitations in this system that caused significant delays and errors in patient billing and collection processes. Although the vendor assisted in correcting some deficiencies in the billing system, collecting some patient accounts became impractical. In the fourth quarter of 2000, the Company determined that the system problems required a $10,200 charge for bad debt

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

expense. Because of the numerous distractions borne by the practices in the system conversion, the Company elected not to include this amount in the computation of practice results. In connection with a settlement with the vendor of that system, that vendor agreed to provide us with a replacement system at significantly reduced rates.

Due from and to affiliates

      The Company has advanced to certain of its practices amounts needed for working capital purposes -- primarily to purchase pharmaceuticals, to assist with the development of new markets, to support the addition of physicians, and to support the development of new services. Certain advances bear interest at a market rate negotiated by the Company and the affiliated practices, which approximates the prime lending rate (4.75% at December 31, 2001). These advances are unsecured and are repaid in accordance with the terms of the instrument evidencing the advance. Amounts payable to related parties represent current payments to affiliated practices for services rendered under service agreements.

Prepaids and other current assets

      Prepaids and other current assets consist of prepayments, insurance and other receivables.

Property and equipment

      Property and equipment is stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of three to ten years for computers and software, equipment, and furniture and fixtures, the lesser of ten years or the remaining lease term for leasehold improvements and twenty-five years for buildings. Interest costs incurred during the construction of major capital additions, primarily cancer centers, are capitalized. These lives reflect management's best estimate of the respective assets' useful lives and subsequent changes in operating plans or technology could result in future impairment charges to these assets.

Service agreements

      Service agreements consist of the costs of purchasing the rights to manage practices. Under the initial 40-year terms of the agreements, the affiliated practices have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. The Company amortizes these costs over 25 years. Should these agreements be terminated prior to their full amortization, the Company may experience a charge to its operating results for the unamortized portion of the asset.

      Under the service agreements, the Company is the exclusive provider of certain services to its affiliated practices, providing facilities, management information systems, clinical research services, personnel management and strategic, financial and administrative services. Specifically, the Company, among other things, (i) develops, constructs and manages free standing cancer centers which provide for treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology, (ii) expands diagnostic capabilities of practices through installation and management of PET technology, (iii) coordinates and manages cancer drug research for pharmaceutical and biotechnology companies, (iv) purchases and manages the inventory for cancer related drugs for affiliated practices, and (v) provides management and capital resources to affiliated practices including data management, accounting, compliance and other administrative services.

      Each service agreement provides for the formation of a policy board. The policy board meets periodically, approves those items having a significant impact on the affiliated practice and develops the practice's strategic initiatives. The two most significant items reviewed and approved by the policy board are the annual budget for the practice and the addition of facilities, services or physicians. Each service agreement provides a mechanism to adjust the Company's service fee if a change in law modifies the underlying financial arrangement between the Company and the affiliated practice.

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

      The carrying value of the service agreements is reviewed for impairment when events or changes in circumstances indicate their recorded cost may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related service agreement over the remaining contractual period is expected to be less than the recorded amount of the service agreement intangible asset, the Company's carrying value of the service agreement intangible asset will be reduced to its estimated fair value using expected cash flows on a discounted basis (Note 11). Impairment analysis is highly subjective and assumptions regarding future growth rates and operating expense levels as a percentage of revenue can have significant effects on the expected future cash flows and ultimate impairment analysis.

Other assets

      Other assets consist of costs associated with obtaining debt financing, the excess of purchase price over the fair value of net assets acquired, and investments in joint ventures. The debt financing costs are capitalized and amortized over the terms of the related debt agreements using the straight line method, which approximates the interest method. The Company recorded amortization expenses related to these assets of $1,185, $1,368 and $927 for the years ended December 31, 2001, 2000 and 1999, respectively. The amounts recorded for excess of purchase price over the fair value of net assets acquired are being amortized on a straight-line basis over 20 years. Effective January 2002, upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), amortization of these assets will not be recorded prospectively. For further discussion, see "New Accounting Pronouncements." The investments in joint ventures for which the Company does not have control are accounted for under the equity method of accounting. For 2001, 2000 and 1999, operational activity relating to the joint ventures was not material to the operations of the Company.

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

Stock-based compensation

      The intrinsic value method used by the Company generally results in no compensation expense being recorded related to stock option grants made by the Company because those grants are typically made with option exercise prices equal to fair market value at the date of option grant, and is used by the vast majority of public reporting companies. Application of the fair market value method under FAS 123, which estimates the fair value of the option awarded to the employee, results in compensation expense being recognized over the period of time that the employee's rights in the option vest. Application of FAS 123 would result in including additional compensation expense and lower net income levels in its consolidated statement of operations.

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

Earnings per share

      The Company discloses "basic" and "diluted" earnings per share (EPS). The computation of basic earnings per share is based on a weighted average number of Common Stock and Common Stock to be issued shares outstanding during these periods. The Company includes Common Stock to be issued in both basic and diluted EPS as there are no foreseeable circumstances which would relieve the Company of its obligation to issue these shares. The computation of diluted earnings per share is based on the weighted average number of Common Stock and

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

Common Stock to be issued shares outstanding during the periods as well as dilutive potential Common Stock calculated under the treasury stock method.

      The following table summarizes the determination of shares used in per share calculations:

                                                                                      Year Ended December 31,
                                                                                 2001           2000           1999
                                                                                 ----           ----           ----
Outstanding at end of period:
           Common Stock .................................................        94,819         93,837         87,253
           Common Stock to be issued ....................................         7,295         10,370         13,982
                                                                               --------       --------       --------
                                                                                102,114        104,207        101,235

Effect of weighting and Treasury Stock ..................................        (2,051)        (3,618)        (1,052)
                                                                               --------       --------       --------
           Shares used in per share calculation - basic .................       100,063        100,589        100,183

Effect of weighting and assumed share equivalents for grants of
     stock options at less than the average market price ................           256             --          1,452
                                                                               --------       --------       --------
           Shares used in per share calculation - diluted ...............       100,319        100,589        101,635
                                                                               ========       ========       ========

Anti-dilutive stock options (options where exercise price is greater than
     the average market price) not included above .......................         7,009         12,245          6,903
                                                                               ========       ========       ========

Operating segments

      The Company's business has historically been providing comprehensive services, facilities and equipment, administrative and technical support and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient cancer care located throughout the country and the Company believes it has operated in a single segment, providing comprehensive cancer management services. The Company, therefore, has reported a single segment herein.

      In connection with its introduction of the service line structure in 2001, the Company has announced the repositioning of its management structure to operate under distinct service lines. Financial and operations management and reporting will be conducted prospectively according to the separate service lines, even for existing affiliated practices under the PPM model. For this reason, and to better inform investors regarding the Company's business and the status of service line implementation, the Company intends to commence segment reporting according to service lines in the first quarter of 2002.

Comprehensive income

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

Reclassifications

      Certain previously reported financial information has been reclassified to conform to the 2001 presentation. Such reclassifications did not materially affect the Company's financial condition, net income (loss) or cash flows.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), and in June 2000,

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

issued Statement of Financial Accounting Standards No. 138 (FAS 138), an amendment of FAS 133. The statements require the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The Company has historically not engaged in significant derivative instrument activity. The Company's adoption of FAS 133 effective January 1, 2001 has not had a material effect on the Company's financial position or operating results.

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), which requires that all business combinations be accounted for using the purchase method. In addition, FAS 141 requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. The Company's adoption of FAS 141 has not had a material effect on the Company's financial position or operating results.

      In June 2001, the FASB issued FAS 142, which established standards for reporting acquired goodwill and other intangible assets. FAS 142 accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will not be limited to forty years. Goodwill amortization expense for 2001, 2000 and 1999 was $525, $668 and $653, respectively. Implementation of FAS 142 by the Company would result in elimination of amortization of goodwill from acquisitions of businesses under the purchase method of accounting. Implementation of FAS 142 would not result in the elimination of amortization for the Company's service agreement intangible assets because such assets are excluded under the scope of this statement.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-Lived Assets" (FAS 144), which is effective for fiscal years beginning after December 15, 2001. The provisions of FAS 144 provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

NOTE 2 - REVENUE

      Net patient revenue for services to patients by the practices affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net patient revenue of the practices is reduced by amounts retained by the practices under the Company's service agreements to arrive at the Company's service fee revenue. Since December 31, 2000, the Company has amended fourteen of its service agreements to convert them from the revenue model to the earnings model (Note 1).

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

The following presents the amounts included in the determination of the Company's revenues:

                                                          Year ended December 31,
                                                  2001              2000              1999
                                                  ----              ----              ----
Net patient revenue                           $ 1,934,646       $ 1,718,620       $ 1,407,494
Amounts retained by affiliated practices         (429,622)         (394,466)         (314,553)
                                              -----------       -----------       -----------
Revenue                                       $ 1,505,024       $ 1,324,154       $ 1,092,941
                                              ===========       ===========       ===========

      For the years ended December 31, 2001, 2000 and 1999, the affiliated practices derived approximately 40%, 37% and 35%, respectively, of their net patient revenue from services provided under the Medicare and state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in 2001, 2000 and 1999. Changes in the payor reimbursement rates, particularly Medicare and Medicaid due to its concentration, or affiliated practices' payor mix can materially and adversely affect the Company's revenues.

      The Company's accounts receivable are a function of net patient revenue of the affiliated practices rather than the Company's revenue. Receivables from the Medicare and state Medicaid programs are considered to have minimal credit risk, and no other payor comprised more than 10% of accounts receivable at December 31, 2001.

      The Company's most significant and only service agreement to provide more than 10% of revenues is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 24%, 24% and 25% of the Company's total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Set forth below is selected, unaudited financial and statistical information concerning TOPA.

                                                   Year Ended December 31,
                                              2001          2000          1999
                                              ----          ----          ----
Net patient revenues .................      $440,646      $401,503      $341,939
                                            --------      --------      --------
Service fees paid to the Company:
     Reimbursement of expense ........       311,433       273,861       232,255
     Earnings component ..............        43,209        44,667        37,726
                                            --------      --------      --------
Total service fee ....................       354,642       318,528       269,981
                                            --------      --------      --------
Amounts retained by TOPA .............      $ 86,004      $ 82,975      $ 71,958
                                            ========      ========      ========
Physicians employed by TOPA ..........           172           185           195
Cancer centers utilized by TOPA ......            32            32            29

      The Company's operating margin for the TOPA service agreement was 12.2%, 14.0% and 14.0% for the years ended December 31, 2001, 2000 and 1999, respectively. Operating margin is computed by dividing the earnings component of the service fee by the total service fee. The decrease in operating margin in 2001 is due to the utilization of more expensive pharmaceutical agents that have lower margins than those previously used and due to the modification, effective January 1, 2001, of the Company's service agreement with TOPA to, among other things, reduce the percentage amount of the Company's management fee. The Company believes that trends towards lower-margin pharmaceutical use will continue in the future.

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

NOTE 3 - AFFILIATION AND DISAFFILIATION TRANSACTIONS

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

                                                   Year Ended December 31,
                                              2001          2000          1999
                                              ----          ----          ----

Cash and transaction costs ...........       $1,005       $16,124       $ 43,513
Short-term and subordinated notes ....        1,787        11,251         27,292
Common Stock to be issued ............          606         6,103         24,637
Liabilities assumed ..................          118           903          4,882
                                             ------       -------       --------

Total costs ..........................       $3,516       $34,381       $100,324
                                             ======       =======       ========

Number of practice affiliations ......            5            14             20

      During 2001, the Company affiliated with 5 oncology practices for total consideration of $3,398, including 87 shares of Common Stock to be issued with a value of $606. No 2001 affiliations were individually significant.

      During 2001, the Company terminated service agreements with four oncology practices. Under the terms of these disaffiliations, the Company recognized a net gain on separation of $3,376 included in impairment, restructuring and other charges in the accompanying consolidated statement of operations and comprehensive income. For further discussion, see Note 11. No 2001 disaffiliations were individually significant.

      During 2000, the Company affiliated with 14 oncology practices for total consideration of $33,478, including 1,721 shares of Common Stock to be issued with a value of $6,103. No 2000 affiliations were individually significant.

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

NOTE 4 - RESEARCH CONTRACTS

      On June 30, 1997, one of the Company's subsidiaries, PRN Research, Inc., entered into a comprehensive clinical development alliance with ILEX Oncology, Inc. ("ILEX"), a drug development company focused exclusively on cancer. As part of the agreement, ILEX issued to the Company 314 shares, 314 shares, and 312 shares of ILEX common stock in 1999, 1998, and 1997, respectively. The Company has recognized $2,867 as revenue in 1999, representing the fair value of the ILEX stock received on June 30 of that year, recognized over the following year as the Company was obligated to perform clinical research activities during that period. Effective June 30, 1999, the Company amended its agreement with ILEX. Under the amended agreement, ILEX accelerated the issuance of 315 shares of its common stock valued at $3,152 and the parties agreed to terminate the Company's obligations to provide research services to ILEX under the agreement. ILEX' s obligation to issue additional shares to the Company contingent upon volume of activity was cancelled at this time.

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

      Through the third quarter of 1999, the Company recognized subsequent changes in the value of ILEX stock received as a component of other comprehensive income in shareholders' equity in accordance with its intentions and classification of the investment as "available for sale" under the guidance of Statement of Financial Accounting Standards No. 115. The valuation allowance was shown as a component of stockholders' equity, net of applicable income taxes. During the fourth quarter of 1999, the Company changed its intentions and reclassified the investment as a trading security. In connection with this decision, the Company has recognized an unrealized gain of $14,431 in the accompanying consolidated statement of operations and comprehensive income to reflect the fair value of the investment at December 31, 1999. The Company sold the investment in a private sale transaction in March 2000 and realized net proceeds of $54,798, which resulted in the recognition of an additional gain of $27,540 in the consolidated statement of operations and comprehensive income for the period ended December 31, 2000.

NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                             December 31,
                                                          2001            2000
                                                          ----            ----
Land ............................................      $  21,031       $  19,706
Furniture and equipment .........................        317,831         280,843
Buildings and leasehold improvements ............        158,175         145,962
Construction in progress ........................          8,797          14,373
                                                       ---------       ---------
                                                         505,834         460,884
Less -- accumulated depreciation and amortization       (219,616)       (180,852)
                                                       ---------       ---------
                                                       $ 286,218       $ 280,032
                                                       =========       =========

      The Company leases nineteen cancer centers from third parties under its synthetic lease facility. The related properties were constructed for approximately $72 million and are not included in the Company's property and equipment. See Note 12 for a description of the related lease agreements.

NOTE 6 - INDEBTEDNESS

      As of December 31, 2001 and 2000, respectively, the Company's long-term indebtedness consisted of the following:

                                                             December 31,
                                                         2001             2000
                                                         ----             ----
Credit facility ..............................         $     --         $125,000
Senior secured notes .........................          100,000          100,000
Notes payable ................................            2,733            5,868
Subordinated notes ...........................           67,438           90,578
Capital lease obligations and other ..........            2,695            2,677
                                                       --------         --------
                                                        172,866          324,123
Less -- current maturities ...................           44,040           23,910
                                                       --------         --------
                                                       $128,826         $300,213
                                                       ========         ========

Credit Facility

      The Company has a loan agreement and revolving credit/term facility (Credit Facility) that was amended effective as of June 15, 1999 in connection with the AOR/PRN merger to improve certain terms, covenants and capacity. Under the terms of the agreement, the amounts available for borrowing until June 15, 2000 were $275,000 through 2004. The borrowing limit was $150,000 prior to the amendment. The Credit Facility previously included a $100,000 component that was renewable at the option of the lenders under that agreement at one year intervals from the original date of the agreement. On June 15, 2000, the Company elected not to renew the $100,000

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

component of the Credit Facility, leaving availability of $175,000. The maximum borrowings outstanding under the Credit Facility during 2001 and 2000 were $125,000 and $179,000, respectively. Proceeds of loans may be used to finance development of cancer centers and installations of PET, to finance practice affiliations, to provide working capital or for other general corporate uses.

      Borrowings under the Credit Facility are secured by capital stock of the Company's subsidiaries and accounts receivable and service agreements. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR) up to LIBOR plus an amount determined under a defined formula. The Base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. Interest on amounts outstanding under Base rate loans is due quarterly while interest on LIBOR related loans is due at the end of each applicable interest period or quarterly, if earlier. As of December 31, 2000 and 2001, the weighted average interest rate on all outstanding draws was 8.9% and 8.2%, respectively. The Company had no outstanding borrowings under the Credit Facility as of December 31, 2001.

      The Company is subject to restrictive covenants under the Credit Facility, including the maintenance of certain financial ratios. The agreement also limits certain activities such as incurrence of additional indebtedness, sales of assets, investments, capital expenditures, mergers and consolidations and the payment of dividends. Under certain circumstances, additional medical practice transactions may require First Union and the other lenders' consent.

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

      On February 1, 2002, the Company entered into a $100,000 five-year Revolving Credit Facility (New Credit Facility). Proceeds from loans under the New Credit Facility may be used to finance development of cancer centers and new PET facilities, to provide working capital or for other general business uses. Costs incurred in connection with the extinguishment of the Company's previous Credit Facility will be expensed in the first quarter of 2002. Costs incurred in connection with establishing the New Credit Facility are being capitalized and amortized over the term of the Credit Facility.

      Borrowings under the New Credit Facility are secured by substantially all of the Company's assets. At the Company's option, funds may be borrowed at the Base interest rate or LIBOR plus an amount determined under a defined formula. The Base rate is selected by First Union and is defined as its prime rate or Federal Funds Rate plus 1/2%.

Senior Secured Notes

      In November 1999, the Company issued $100,000 in senior secured notes (Senior Secured Notes) to a group of institutional investors. The notes bear interest at 8.42%, mature in installments from 2002 through 2006 and rank equal in right of payment with all current and future senior indebtedness of the Company. The Senior Secured Notes contain restrictive financial and operational covenants and are secured by the same collateral as the Credit Facility.

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

      The Senior Secured Notes were repaid in full on February 1, 2002.

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

Senior Subordinated Notes

      On February 1, 2002, the Company issued $175,000 in 9 5/8% senior subordinated notes (Senior Subordinated Notes) to various institutional investors in a private offering pursuant to Rule 144A. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under the Senior Subordinated Notes are subordinated, in substantially all respects, to the Company's New Credit Facility providing working capital financing.

      Proceeds from the Senior Subordinated Notes were used to simultaneously pay off the $100,000 in borrowings under the existing Senior Secured Notes, $11.7 million prepayment penalty on the early termination of the Senior Secured Notes and facility fees and related expenses associated with establishing the Senior Subordinated Notes and New Credit Facility of $5.4 million and $2.8 million, respectively. Costs incurred in connection with extinguishment of the Company's previous Senior Secured Notes, including the prepayment penalty will be expensed in the first quarter of 2002. Costs incurred in connection with establishing the Senior Subordinated Notes, including facility fees and related expenses are being capitalized and amortized over the term of the notes.

Notes payable

      The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and mature between 2002 to 2005. The notes are payable to physicians with whom the Company entered into long-term service agreements and relate to affiliation transactions. The notes payable are unsecured.

Subordinated notes

      The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at December 31, 2001 and 2000 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement

Capital lease obligations and other indebtedness

      Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. At December 31, 2001 and 2000, the gross amount of assets recorded under the capital leases was $4,712 and $6,400, respectively, and the related accumulated amortization was $4,200 and $3,000, respectively. Amortization expense is included with depreciation in the accompanying consolidated statement of operations and comprehensive income. Total future capital lease payments are $1,336. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in affiliation transactions.

Maturities

      As of December 31, 2001, future principal maturities of long-term indebtedness, including capital lease obligations, were approximately $44,040 in 2002, $39,169 in 2003, $32,927 in 2004, $27,745 in 2005, $26,265 in 2006 and
$2,720 thereafter. On February 1, 2002, the Company issued $175,000 in Senior Subordinated Notes and prepaid its Senior Secured Notes. The effect of those transactions on future maturities was to decrease principal maturities of long-term indebtedness in each of 2002 through 2006 by $20,000 and increase principal maturities of long-term indebtedness by $175,000 in 2012.

      See Note 12 for operating lease commitments and a discussion of the Company's synthetic lease facility.

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

NOTE 7 - INCOME TAXES

      The Company's income tax provision (benefit) consists of the following:

                                                Year Ended December 31,
                                     2001               2000              1999
                                     ----               ----              ----
Federal:
     Current ............          $  7,547           $ 33,638           $21,661
     Deferred ...........            18,713            (72,037)            8,171
State:
     Current ............               522              2,943             1,129
     Deferred ...........             1,606                409             1,268
                                   --------           --------           -------

                                   $ 28,388           $(35,047)          $32,229
                                   ========           ========           =======

      The difference between the effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

                                                                Year Ended December 31,
                                                           2001          2000          1999
                                                           ----          ----          ----
Provision for income taxes at U.S. statutory rates         35.0%        (35.0)%        35.0%
State income taxes, net of federal benefit ........         2.5           2.2           2.5
Non-deductible portion of merger related costs ....          --            --           2.1
Other .............................................         0.5           0.3           0.5
                                                         ------        ------        ------
                                                           38.0%        (32.5)%        40.1%
                                                         ======        ======        ======

      At December 31, 2001 and 2000, net deferred tax asset and income taxes payable includes a tax liability of $21,200 and $15,612, respectively. The liability has been established related to the Company's tax position and the possible disallowance of certain deductions taken in connection with the Company's service agreements. The impact of disallowance would be immaterial to the Company's financial condition and results of operations, except that any additional payments that would be required would require cash expenditures by the Company.

      Deferred income taxes are comprised of the following (in thousands):

                                                             December 31,
                                                         2001            2000
                                                         ----            ----

Deferred tax assets:
    Accrued expenses ...........................       $ 10,797        $ 12,078
    Service Agreements and other intangibles ...         22,193          34,831
    Allowance for bad debts ....................          3,569           3,569
    Other ......................................            769           2,860
                                                       --------        --------
                                                       $ 37,328        $ 53,338
                                                       ========        ========
Deferred tax liabilities:
    Depreciation ...............................        (18,700)        (14,673)
    Prepaid expenses ...........................           (543)           (261)
                                                       --------        --------
                                                        (19,243)        (14,934)
                                                       --------        --------
    Net deferred tax asset .....................       $ 18,085        $ 38,404
                                                       ========        ========

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

Realization of the net deferred tax asset is dependent upon the Company's ability to generate future income. Management believes, after considering all available information regarding historical and expected future earnings of the Company, that sufficient future income will be recognized to facilitate the realization of the net deferred asset.

NOTE 8 - 401(k) PLAN

      During 2001, employees of the Company were allowed to participate in the US Oncology, Inc. 401(k) plan (the Plan). Participants of the Plan are eligible to participate after 6 months of employment and reaching the age of 21. Participants vest in the employer contribution portion of their account, if any, at the rate of 20% for each year that they meet the plan's service requirements.

      The Plan allows for a discretionary employer contribution. For the year ended December 31, 2001, the Company elected to match 50% of employee contributions, the total match not to exceed 3% of the participant's salary, subject to the salary ceiling rules imposed by the Internal Revenue Service. The Company's contribution amounted to $1,352 for the year ended December 31, 2001. For the two years ended December 31, 2000 and 1999, no employer contributions were made.

      Prior to the AOR/PRN merger in June of 1999, former employees of PRN participated in the PRN 401(k) Profit Sharing and Savings Plan (PRN Plan). The former PRN plan allowed for an employer match of contributions made by plan participants. For the year ended December 31, 1999, PRN elected to match 50% of employee contributions, the total match not to exceed 3% of the participant's salary subject to the salary ceiling rules imposed by the Internal Revenue Service. Effective June 15, 1999, the Company elected to cease the employer match under the PRN plan. The Company's contribution amounted to approximately $1,000 for the year ended December 31, 1999. Effective August 31, 1999, the PRN Plan was frozen with all future employee contributions being allocated to the US Oncology, Inc. 401(k) Plan. The Company transferred all assets of the PRN Plan to the US Oncology, Inc. Plan during the first quarter of 2001.

NOTE 9 - STOCKHOLDERS' EQUITY

      In conjunction with the AOR/PRN merger, the Company's stockholders approved an increase in the number of shares of Common Stock authorized to 250,000 shares.

      Effective May 16, 1997, the board of directors of the Company adopted a shareholders' rights plan and in connection therewith, declared a dividend of one Series A Preferred Share Purchase Right for each outstanding share of Common Stock. For a more detailed description of the shareholders' rights plan, refer to the Company's Form 8-A filed with the Securities and Exchange Commission on June 2, 1997.

      On March 21, 2000, the Board of Directors of the Company authorized the purchase of up to 10 million shares of the Company's Common Stock in public or private transactions. In 2000, the Company acquired 6.4 million shares, including 1.3 million shares received in connection with the cashless exercise of stock options by the Company's chief executive officer (See Notes 10 and 11), at an aggregate cost of $30.6 million. In 2001 and 2000, the Company utilized
2.2 million and 1.9 million of these treasury shares, respectively, to satisfy commitments for delivery of the Company's Common Stock for affiliation transactions.

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

      For transactions completed through December 31, 2001, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of time are approximately 2,604 in 2002, 1,642 in 2003, 1,902 in 2004, 1,010 in 2005, 44 in 2006 and 93 thereafter.

NOTE 10- STOCK OPTIONS

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

      Under the terms of the Company's Chief Executive Officer Stock Option Plan and Agreement and the Everson Stock Option Plan and Agreement, two executives were granted 3,694 non-qualified options to purchase Common Stock with an exercise price effectively equal to the fair market value at the date of grant. The options vested on the date of the Company's initial public offering and expire between 2000 and 2003. The Company's ability to grant further options under these plans ceased on the date of the Company's initial public stock offering. In December 2000, an officer exercised his remaining 1,640 options outstanding in a cashless option exercise facilitated by the Company. This cashless exercise resulted in the Company recognizing a $2,462 non-cash charge for compensation expense during the fourth quarter of 2000, reflecting the difference between the exercise prices of the options and the fair market value of the related Common Stock. The executive received a net of 296 shares of Common Stock, and the Company acquired 1,344 shares of treasury stock as a result of this option exercise. At December 31, 2001, 220 Common Stock options with a weighted-average exercise price of $4.77 per share were outstanding and exercisable under the terms of these plans.

      Effective December 14, 2000, the Company executed a Chief Executive Officer Stock Option Plan and Agreement and granted 1,000 non-qualified options to purchase Treasury Stock. The options were issued with an exercise price of $4.96 which equaled the fair market value of the Company's Common Stock at the date of the grant. The options vest six months from the grant date and have an option term not to exceed 10 years. At December 31, 2001, there are no options available for future grants under this plan.

      The Company's 1993 Non-Employee Director Stock Option Plan provides that up to 600 options to purchase Common Stock can be granted. The options vest in 4 months or ratably over 4 years, have a term of 10 years and exercise prices effectively equal to the fair market value at the date of grant. As of December 31, 2001, 351 options were outstanding, all of which were vested and exercisable.

      The Company's 1993 Affiliate Stock Option Plan, as amended, provides that options to purchase up to 3,000 shares of Common Stock can be granted. Options under the plan have a term of 10 years. All individual option grants vest ratably over the vesting periods of 3 to 5 years. Of the outstanding options to purchase shares of Common Stock granted under this plan, 1,435 were granted to physician employees of the affiliated practices and 25

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

were granted to other employees of the affiliated practices. In 2001, 2000, and 1999 the fair value of the options granted to non-employees was $5.34, $3.44 and $5.89 per share, respectively, as determined using the Black-Scholes Valuation Model. Compensation expense will be recognized over the respective vesting periods. Expense of $1,900, $1,600 and $1,500 was recognized in 2001, 2000 and 1999, respectively.

      All of the Company's Common Stock options vest automatically upon those events constituting a change in control of the Company, as set forth in such stock option plans.

      The following summarizes the activity for all option plans:

                                                                     Shares               Weighted
                                                                  Represented              Average
                                                                   by Options          Exercise Price
                                                                   ----------          --------------
Balance, January 1, 1999.................................            9,584                  $ 9.28

Granted..................................................            6,660                    6.63
Exercised................................................             (352)                   8.77
Canceled.................................................           (1,284)                   9.73
                                                                    ------

Balance, December 31, 1999                                          14,608                    8.16

Granted..................................................            3,599                    4.70
Exercised................................................           (2,171)                   3.50
Canceled.................................................           (3,791)                   9.49
                                                                    ------

Balance, December 31, 2000...............................           12,245                    7.58

Granted..................................................            2,704                    6.91
Exercised................................................             (907)                   4.29
Canceled.................................................           (1,027)                   8.44
                                                                    ------

Balance, December 31, 2001...............................           13,015                    7.60
                                                                    ======

      The following table summarizes information about the Company's stock options outstanding at December 31, 2001:

                      Options Outstanding                                       Options Exercisable
                      -------------------                                       -------------------
                                              Weighted
      Range of             Number             Average            Weighted             Number            Weighted
  Average Exercise     Outstanding at        Remaining       Average Exercise     Exercisable at         Average
       Price              12/31/01        Contractual Life         Price             12/31/01        Exercise Price
       -----              --------        ----------------         -----             --------        --------------
     $1 to $3                 171                7.4               $2.91                 127              $3.23
      4 to 9                9,081                8.1                5.70               4,024               6.66
     10 to 14               2,942                6.6               11.35               1,884              11.22
     15 to 24                 821                5.8               16.14                 641              16.69
                           ------                                                      -----
      1 to 24              13,015                7.5                7.60               6,676               8.29
                           ======                                                      =====

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

      The Company has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for fixed options granted to Company employees and directors. For purposes of pro forma unaudited disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information for 2001, 2000 and 1999 are as follows and includes pre-tax compensation expense of approximately $14,600, $10,400 and $12,600 respectively:

                                                                                   Year Ended December 31,
                                                                             2001            2000           1999
                                                                             ----            ----           ----
Pro forma net income (loss)                                                $36,716        $(79,660)        $35,555
Pro forma net income (loss) per share - basic and diluted                    $0.37          $(0.79)          $0.35

      Options granted in 2001, 2000, and 1999 had weighted-average fair values of $5.04, $3.42 and $5.42 per share, respectively. The fair value of each Common Stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants from all plans:

                                                  Year Ended December 31,
                                            2001           2000            1999
                                            ----           ----            ----
Expected life (years)                          5              5               5
Risk-free interest rate                      3.5%           6.1%            5.0%
Expected volatility                           81%            80%             77%
Expected dividend yield                        0%             0%              0%

NOTE 11 - IMPAIRMENT, RESTRUCTURING, AND OTHER CHARGES

      During 2001, the Company recognized impairment, restructuring and other charges of $5,868, net. During 2000, the Company recognized impairment, restructuring and other charges of approximately $201,846, and during 1999, the Company recognized merger, restructuring and integration costs of $29,014. The charges are summarized in the following table and discussed in more detail below:

                                                Year Ended December 31,
                                        2001              2000            1999
                                        ----              ----            ----
Impairment charges                   $  (3,376)         $170,130              --
Restructuring charges                $   5,868            16,122              --
Other charges                        $   3,376            15,594         $29,014
                                     ---------          --------         -------
                                     $   5,868          $201,846         $29,014
                                     =========          ========         =======

                               Impairment Charges
                               ------------------

                                                             2001           2000
                                                             ----           ----
Impairment of service agreements                                 --       $138,128
Impairment of assets (gain on separation) related to
  termination of service agreements                       $  (3,376)        32,002
                                                          ---------       --------

                                                          $  (3,376)      $170,130
                                                          =========       ========

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121), requires that companies periodically assess their long-lived assets for potential impairment. In accordance with this requirement, from time to time the Company evaluates its intangible assets for impairment. For each of the Company's service agreements, this analysis involves comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

on the Company's balance sheet. In estimating future cash flows, the Company considers past performance as well as known trends that are likely to affect future performance. In some cases the Company also takes into account its current activities with respect to that agreement that may be aimed at altering performance or reversing trends. All of these factors used in the Company's estimates are subject to error and uncertainty.

      In 1999, the Company noted a significant increase in operating costs, most notably the cost of pharmaceuticals, which increased by 5% as a percentage of revenue from 1998 to 1999. The Company believed that some of this increase was attributable either to inefficiencies arising directly from the AOR/PRN merger and the integration of the formerly separate companies, or from delays in implementation of cost containment strategies during the first half of 1999 pending consummation of the merger. In addition, the Company continued to believe that it had developed effective strategies to diversify revenues away from medical oncology and to curtail the increase in drug prices and otherwise contain costs. As the remaining lives of its service agreements were substantially longer than their estimated recovery periods, and because the Company believed that it would be able to reverse or slow many of the negative cost trends, the Company did not believe any impairment provisions were necessary at that time.

      During 2000, the Company continued to experience adverse trends in operating margins. Although the Company's strategies to lower pharmaceutical costs slowed the rate of increase, pharmaceutical costs continued to rise, reducing operating margins during 2000. Single-source drug use continued to grow, and treatment protocols involving a greater number of different, expensive drugs for each patient were also becoming more common. Based upon the significant increase in the number of oncological pharmaceuticals (which would upon approval be new single-source drugs) in development, the Company believed the trend towards increased use of lower-margin pharmaceuticals would continue. The Company also experienced increased pressure on reimbursement from payors, including significant initiatives with respect to government programs, to reduce oncology reimbursements, particularly for pharmaceuticals. Moreover, the Company became increasingly aware of growing complexity in the administrative aspects of the practices and rising personnel costs in the health care sector, neither of which were being effectively slowed or stopped by anticipated economies of scale and other efficiencies arising from the merger. Even though the practices' profitability continued to increase significantly during this period, because practices that operate under the net revenue model do not share in increasing operating costs, the Company shared disproportionately in the decline in operating margins. Based upon these trends the Company's management determined during the latter part of 2000 that the cost of operating in the oncology sector was continuing to increase and that this trend was likely to continue, regardless of Company action, in the next several years. For this reason, the Company determined that rising costs, and the Company's disproportionately sharing in these costs under the net revenue model, would be an integral part of its forecast of future cash flows in an impairment analysis with respect to its service agreements.

      In its impairment analysis for the fourth quarter of 2000, the Company incorporated additional assumptions regarding rising cost trends. With respect to service agreements under the net revenue model, the Company has greater exposure in an environment of rising costs because practices retain a portion of revenues before any fees are paid. Therefore, the Company's impairment review focused primarily on net revenue model service agreements. Using current assumptions, many of the Company's net revenue model service agreements would contribute decreasing positive cash flows in the immediate future and then begin contributing negative cash flows. Although management commenced during the fourth quarter of 2000 an initiative to convert net revenue model agreements to earnings model agreements, there can be no assurance as to the number of conversions that will be achieved. Substantial differences between the estimates used in the impairment analysis and actual trends occurring in the future could result in future additional impairment charges, or in certain practices experiencing better than expected future cash flows, than those currently forecast. The charge for impairment of service agreements related to thirteen practices with total net book value of approximately $145,000 as of December 31, 2000 prior to the impairment charge. Certain of the projected cash flows related to services agreements may result in negative cash flows if cost increases continue. No provision has been made for potential losses under these contracts as such amounts are not yet probable and reasonably estimable.

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

      The Company had impaired assets of approximately $32,000 during 2000 for the difference between the carrying value of the assets related to certain practices with which it anticipated terminating its agreements and the consideration expected to be received upon termination of service agreements with those practices. In the fourth quarter of 2001, the Company recognized a net gain on separation of approximately $3,376 relating to service agreement terminations. Included in this net gain is approximately $9,003 arising from final settlements with several practices with which the Company terminated its relationships where the ultimate settlements were more beneficial to the Company than the Company estimated during 2000 and resulted in its recognizing in the fourth quarter of 2001 the forgiveness of $1,533 in notes payable by the Company to physicians, the waiver by the physicians of their rights to receive $1,165 of the Company's common stock previously recognized by the Company as an obligation when the Company affiliated with the physicians, and additional consideration received by the Company in connection with the terminations of $6,305 in excess of the carrying value of the net assets of the terminated practices, less a charge of $5,627 recognized during the fourth quarter of 2001 for the difference between the carrying value of certain assets and the amount the Company expects to realize upon those assets, as determined in the fourth quarter of 2001.

                              Restructuring Charges
                              ---------------------

      In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, with a view to repositioning itself to effectively execute its strategic and operational initiatives. This analysis focused on the Company's non-core assets and activities it had determined were not consistent with its strategic direction. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3, "Accounting for Restructuring Costs." As a result of this analysis, during the fourth quarter of 2000, the Company recorded the following charges (in thousands):

                                Restructuring                          Asset         Accrual at                      Accrual at
                               Expense in 2000      Payments        Write-downs   December 31, 2000    Payments   December 31, 2001
                               ---------------      --------        -----------   -----------------    --------   -----------------
Abandonment of IT systems          $ 6,557               --           $ (6,557)              --             --               --
Impairment of home health
  business                           6,463               --             (6,463)              --             --               --
Severance of employment
  agreement                            466          $   (36)                --           $  430          $(215)          $  215
Site closures                        2,636             (562)              (655)           1,419           (338)           1,081
                                   -------          -------           --------           ------          -----           ------
Total                              $16,122          $  (598)          $(13,675)          $1,849          $(553)          $1,296
                                   =======          =======           ========           ======          =====           ======

      As indicated above, during the fourth quarter of 2000, the Company decided to abandon its efforts to pursue some of its information systems initiatives, including the clinical information systems and e-commerce initiatives, and recognized a charge of $6,557. In one market where the Company agreed to manage the oncology operations of a hospital system, the Company decided to abandon and sell a home health business that is no longer consistent with its strategy in that market. As a result, the Company recorded a charge of $6,463 during the fourth quarter of 2000. As part of the restructuring, the Company terminated the duties of an executive, with contractual severance payments totaling approximately $430 over the next two years. The Company also determined that it will close several sites, abandoning leased and owned facilities, and recognized a charge of $2,636 for remaining lease obligations and the difference in the net book value of the owned real estate and its expected fair value.

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

      In the first quarter of 2001, the Company announced plans to further reduce overhead costs through reducing corporate staff, consolidating administrative offices, closing additional facilities and abandoning certain software applications. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3, "Accounting for Restructuring Costs." As a result, the Company recorded the following pre-tax charges during the first quarter of 2001 (in thousands):

                                Restructuring                          Asset          Accrual at
                                   Expenses         Payments        Write-downs    December 31, 2001
                                   --------         --------        -----------    -----------------
Costs related to personnel
   reductions                       $3,113          $(2,900)               --          $   213

Closure of facilities                2,455           (1,323)               --            1,132

Abandonment of software
   applications                        300               --           $  (300)              --
                                    ------          -------           -------           ------

Total                               $5,868          $(4,223)          $  (300)          $1,345
                                    ======          =======           =======           ======

      As indicated above, during the first quarter of 2001, the Company announced plans to reduce corporate overhead and eliminated approximately 50 positions. As a result, the Company recorded a charge of $3.1 million. The Company also determined that it will close several sites, abandoning leased facilities, and recognized a charge of $2.5 million for remaining lease obligations and related improvements. In addition, the Company decided to abandon certain software applications and recorded a charge of $300.

                                      Other
                                      -----

      During 2001, 2000 and 1999, the Company recorded other charges, as follows (in thousands):

                                                                       Year Ended December 31,
                                                                 2001             2000             1999
                                                                 ----             ----             ----
Merger, restructuring and integration costs                         --               --          $29,014
Cashless stock option exercise costs                                --          $ 2,462               --
Investigation and contract separation costs                         --            3,372               --
Practice accounts receivable and fixed asset write-off          $1,925            5,110               --
Credit facility and note amendment fees                             --            2,375               --
Management recruiting and relocation costs                          --            1,275               --
Vacation pay accrual-change in policy                               --            1,000               --
Other                                                            1,451               --               --
                                                                ------          -------          -------
                          Total                                 $3,376          $15,594          $29,014
                                                                ======          =======          =======

      In the fourth quarter of 2001, the Company recognized unusual charges including: (i) $1,925 of practice accounts receivable and fixed asset write-off,
(ii) a $1,000 million charge related to its estimated exposure to losses under an insurance policy where the insurer has become insolvent (Note 12), and (iii) $451 of consulting costs incurred in connection with development of its service line structure. The negative impact of these charges was wholly offset by the net gain on separation of $3,376 the Company recognized during the fourth quarter of 2001, which is discussed above in "Impairment Charges."

      In the fourth quarter of 2000, the Company recognized a pre-tax $2,462 non-cash charge related to the cashless exercise of 1,600 stock options by the Company's Chairman and Chief Executive Officer (the "optionee"), due to the termination of the stock option plan under which the options were granted, in accordance with Financial

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

Accounting Standards Board (FASB) Interpretation No. 44. To consummate the exercise, the optionee surrendered approximately 1,300 shares having an average strike price of $3.44 to satisfy exercise price and tax liability with respect to all options. As a result of this transaction, the optionee received approximately 300 shares of Common Stock. The Company also realized an offsetting $1,000 reduction in its federal income tax obligation as a result of this transaction.

      During the third quarter and second quarter of 2000, the Company incurred costs of $206 and approximately $1,700 respectively, in connection with qui tam lawsuits, consisting primarily of auditing and legal fees and related expenses. In addition, the Company incurred $1,466 of costs in the second quarter of 2000 consisting of intangible asset and receivable write-downs as a result of terminating its affiliation with a sole practitioner and with the physician practice named in the qui tam lawsuits.

      The Company also recognized impairment and other charges totaling approximately $9,800 in 2000. These charges consist of (i) $5,110 of receivables from affiliated practices which are not considered to be recoverable; (ii) $2,375 for bank and noteholder fees associated with amending the Credit Facilities to accommodate debt covenant compliance related to unusual charges;
(iii) $1,275 related to expenses to recruit and relocate certain members of the current management team; and (iv) $1,000 for a change in the Company vacation policy.

      In connection with the AOR/PRN merger, the Company incurred total costs of $29,014 to consummate the merger, restructure operating activities and integrate the two organizations. These costs were expensed during 1999.

      The Company's merger costs totaled $14,587 and included professional fees and expenses incurred in connection with the due diligence, negotiation and solicitation of shareholder approval for the transaction, as well as incremental travel costs and contractual change of control payments of approximately $5,000 to the executive management of PRN.

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

                                                                                        Accrued                        Accrued
                                                                                       Liability                      Liability
                                  Restructuring                         Asset              at                             at
                                     Expense         Payments        Dispositions       12/31/99        Payments       12/31/00
Employee severance and stay
     bonuses                         $ 2,097         $(2,097)               --                --              --       $    --
Lease terminations                     2,796            (320)               --           $ 2,476         $(2,476)           --
Asset impairments                      2,300              --           $(2,300)               --              --            --
                                     -------         -------           -------           -------         -------       -------

      Total                          $ 7,193         $(2,417)          $(2,300)          $ 2,476         $(2,476)      $    --
                                     =======         =======           =======           =======         =======       =======

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

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

      The Company has recognized a deferred income tax benefit for substantially all of these charges as many of the items will be deductible for income tax purposes in future periods. An income tax benefit has also been recognized for the 1999 charges, with the exception of certain non-deductible merger costs.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. Total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are $52,802 in 2002, $44,759 in 2003, $39,803 in 2004, $33,366 in 2005, $22,205 in 2006, and $70,463 thereafter. Rental expense under noncancelable operating leases was approximately $61,074 in 2001, $57,676 in 2000 and $46,632 in 1999.

      The Company enters into commitments with various construction companies and equipment vendors in connection with the development of cancer centers. As of December 31, 2001, the Company's commitments were approximately $4,200.

      The Company has entered into an operating lease arrangement that involves a special purpose entity that has acquired title to properties, paid for the construction costs and leased to the Company the real estate and equipment at some of the Company's cancer centers. This kind of leveraged financing structure is commonly referred to as a "synthetic lease." The synthetic lease was used to finance the acquisition, construction and development of cancer centers. The facility was funded by a syndicate of financial institutions and is secured by the property to which it relates.

      The synthetic lease was entered into in December 1997 and matures in June 2004. As of December 31, 2001, the Company had $72.0 million outstanding under the synthetic lease facility, and no further amounts are available under that facility. The annual lease cost of the synthetic lease is approximately $3.1 million, based on interest rates in effect as of December 31, 2001. At December 31, 2001, the lessor under the synthetic lease held real estate assets (based on original acquisition and construction costs) of approximately $59.2 million and equipment of approximately $12.8 million (based on original acquisition cost) at nineteen locations. On February 1, 2002, the Company amended and restated the synthetic lease agreement primarily to replace certain lenders.

      The lease is renewable in one-year increments, but only with consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is earlier terminated for various reasons, the Company must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. If the Company sells the properties to third parties, it has guaranteed a residual value of at least 85% of the total amount outstanding for the properties. If the properties were sold to a third party at a price such that the Company would be required to make a residual value guarantee payment, such amount would be recognized as an expense in the Company's statement of operations.

      A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and under generally accepted accounting principles ("GAAP") is not reflected on the Company's balance sheet. Thus, the obligations are not recorded as debt and the underlying properties and equipment are not recorded as assets on the Company's balance sheet. The Company's rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments, and are excluded from the Company's aggregate debt maturities.

      On February 27, 2002, the Financial Accounting Standards Board determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective January 1, 2003. The Company's synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and assuming the Company does not alter the arrangement to maintain off-balance-sheet-treatment under the new

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

rules, the Company would expect to recognize $72.0 million in additional property and equipment with a corresponding liability on the Company's balance sheet as of January 1, 2003.

      If the Company were to purchase all of the properties currently covered by the lease or if changes in accounting rules or treatment of the lease were to require the Company to reflect the properties on the Company's balance sheet and income statement, the impact to the consolidated financial statements would be as follows.

      . Property and equipment would increase by $72.0 million (the purchase price for the assets subject to the lease);

      . Assuming the purchase of the properties were financed through borrowing, or in the event the existing arrangement were required to be characterized as debt, indebtedness would increase by $72.0 million; and

      . Depreciation would increase by approximately $3.6 million per year as a result of the assets being owned by the Company.

      Acquiring the properties would require the Company to borrow additional funds and would likely reduce the amount the Company could borrow for other purposes.

      There are additional risks associated with the synthetic lease arrangement. A deterioration in the Company's financial condition that would cause an event of default under the synthetic lease facility, including a default on material indebtedness, would give the parties under the synthetic lease the right to terminate that lease, and the Company would be obligated to purchase or remarket the properties. In such an event, the Company may not be able to obtain sufficient financing to purchase the properties. In addition, changes in future operating decisions or changes in the fair market values of underlying leased properties or the associated rentals could result in significant charges or acceleration of charges in the Company's statement of operations for leasehold abandonments or residual value guarantees. Because the synthetic lease payment floats with a referenced interest rate, the Company is also exposed to interest rate risk under the synthetic lease.

Insurance

      The Company and its affiliated practices maintain insurance with respect to medical malpractice risks on a claims-made basis in amounts believed to be customary and adequate. Management is not aware of any outstanding claims or unasserted claims that are likely to be asserted against it or its affiliated practices which would have a material impact on the Company's financial position or results of operations.

      In February 2002, PHICO Insurance Company ("PHICO"), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an Order of the Commonwealth Court of Pennsylvania ("Liquidation Order"). From November 1997 through December 2001, the Company had placed its primary malpractice insurance coverage through PHICO. These policies have not been replaced with policies from other insurers. Currently the Company has two unsettled claims from the policy years covered by PHICO issued policies and there are other claims against its affiliated practices. The Liquidation Order refers these claims to various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100-$300 per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statues provide for net worth and residency limitations that, if applicable, may limit or prevent the Company or its affiliated practices from recovering sufficiently from these state guaranty association funds. At this time, the Company believes that the Company will meet the requirements for coverage under the applicable state guaranty association statutes, and that the resolution of these claims will not have a material adverse effect on the Company's financial position, cash flow and results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company has reserved $1,000 to estimate potential costs it may incur either directly or indirectly during this process.

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

Guarantees

      Beginning January 1, 1997, the Company has guaranteed that the amounts retained by the practice will be at least $5,195 annually under the terms of the service agreement with the Company's affiliated practice in Minnesota, provided that certain targets are met. Under this agreement, the Company has not reduced its service fees from that practice for any of the three years ended December 31, 2001.

Litigation

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

      Assessing the Company's financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

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

      The Company leases a portion of its medical office space and equipment from entities affiliated with certain of the stockholders of practices affiliated with the Company. Payments under these leases were $3,300 in 2001, $3,200 in 2000, and $3,300 in 1999 and total future commitments are $13,508 as of December 31, 2001.

      The subordinated notes are payable to persons or entities that are also stockholders or holders of rights to receive Common Stock at specified future dates. Total interest expense to these parties was $5,606 in 2001, $7,271 in 2000 and $6,300 in 1999.

      A director and stockholder is of counsel and previously was a partner of a law firm utilized by the Company. The Company paid $881, $1,176, and $816 for legal services provided by the firm in 2001, 2000 and 1999, respectively.

      Three of the Company's directors as of December 31, 2001, and three directors holding positions through June 15, 1999 are practicing physicians with practices affiliated with the Company. In 2001, the practices in which these directors participate generated a total net patient revenue of $590,460 of which $119,395 was retained by the practices and $471,065 was included in the Company's revenue. In 2000, the practices in which these directors

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

participate generated a total net patient revenue of $545,368 of which $112,769 was retained by the practices and $432,599 was included in the Company's revenue. In 1999, the practices in which these directors participate generated total net patient revenues of $516,000, of which $110,300 was retained by the practices and $405,700 was included in the Company's revenue.

      The Company and TOPA are parties to a service agreement pursuant to which the Company provides TOPA with facilities, equipment, non-physician personnel, and administrative, management and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. The service fee under the TOPA service agreement is equal to 33.5% of the earnings (professional and research revenues earned by the affiliated practice less direct expenses) of that practice before interest and taxes ("Earnings") plus direct expenses of the related practice locations, subject to adjustments set forth therein. Direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, salaries and benefits of non-physician employees, medical supply expense and pharmaceuticals. In 2001, 2000, and 1999, TOPA paid the Company an aggregate of approximately $335,000, $319,000, and $270,000, respectively, pursuant to the TOPA service agreement. A director of the Company and an executive of the Company are employed by TOPA. TOPA beneficially owns approximately 2.4% of the Company's outstanding Common Stock. At December 31, 2001 and 2000, TOPA was indebted to the Company in the aggregate amount of approximately $6,777, and $7,791, respectively. This indebtedness was incurred when the Company advanced working capital to TOPA for various uses, including the development of new markets and physician salaries and bonuses. This indebtedness bears interest at a rate negotiated by the Company and TOPA that approximates the prime lending rate (4.75% at December 31, 2001). Effective January 1, 2001, the Company and TOPA entered into a Third Amended and Restated Service Agreement. The significant changes in the service agreement effected by the Third Amended and Restated Service Agreement are (i) a reduction in the Company's service fee from 35% to 33.5% of TOPA's Earnings; (ii) the implementation of certain fee adjustments based upon performance in excess of predetermined thresholds and (iii) incentives to achieve returns on invested capital in excess of certain thresholds.

      The Company leases facilities from affiliates of Baylor University Medical Center ("BUMC"). Additionally, affiliates of BUMC provide the Company various services, including telecommunications and maintenance services. A director of the Company is Chairman of Baylor Health Care System, of which BUMC is a component. In 2001, 2000 and 1999, payments by the Company to BUMC totaled an aggregate of approximately $3,175, $3,300, and $2,400, respectively, for these services.

      As part of the consideration for Minnesota Oncology Hematology, P.A. ("MOHPA") entering into its service agreement with the Company, the Company was required to make quarterly payments of $464 to MOHPA through July 1, 2000. During 2000 and 1999, the Company paid MOHPA $928 and $1,856 respectively, pursuant to such quarterly payments. In addition, the Company was required to issue a prescribed number of shares of the Company's Common Stock to MOHPA on July 1 of each year through July 1, 2001. During 2001, 2000 and 1999, the Company issued 134, 176 and 104 shares of Common Stock to MOHPA pursuant to such yearly issuances. A shareholder of MOHPA is currently a director of the Company.

      The Company enters into medical director agreements with certain of its affiliated physicians. Under a typical medical director agreement, the Company retains an affiliated physician to advise the Company on a specific initiative or matter, such as blood and marrow stem cell transplantation or clinical research, and, in return, the Company pays to the affiliated physician a medical director fee, typically $25 to $250 annually. During 2001, 2000, and 1999, the Company had agreements with thirteen, eleven and fourteen medical directors under which the Company paid $1,070, $660, and $1,050, respectively. In addition, the Company has agreements with other affiliated physicians providing for per diem payments for medical director services. Payments under these arrangements were not significant.

      In December 1999, the Company purchased a home health company for approximately $8,000 from a group of individuals, including certain physicians to whom the Company provides services. The Company has realigned its business operations in that market and intends to sell the home health business and has recognized a loss of $6,463 in 2000 to reflect the net realizable value upon sale.

                                US ONCOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in thousands except per share data)

NOTE 14 - QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly information:

                                             2001 Quarter Ended                                 2000 Quarter Ended
                                  ------------------------------------------       -------------------------------------------
                                  Dec 31      Sep 30      Jun 30      Mar 31       Dec 31       Sep 30      Jun 30      Mar 31
                                  ------      ------      ------      ------       ------       ------      ------      ------
Net revenue ...................  $385,803    $372,742    $380,828    $365,651     $355,836     $337,310    $326,506    $304,502
Income (loss) from operations .    24,578      26,029      27,155      19,453     (183,168)      26,126      22,078      26,517
Other income ..................        --          --          --                                                        27,566
Net income(loss)/1/ ...........    12,811      12,904      12,718       7,883     (123,342)      11,608       9,976      29,115
Net income(loss)per
share-basic/1/ ................     $0.13       $0.13       $0.13       $0.08       $(l.25)       $0.12       $0.10       $0.29
Net income(loss)per
share-diluted/1/ ..............     $0.13       $0.13       $0.13       $0.08      $(l.25)        $0.12       $0.10       $0.29

/1/ Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

PART III

Item 10. Directors and Executive Officers Of The Registrant

      The Proxy Statement issued in connection with the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the captions, "Election of Directors" and "Executive Officers" information required by Item 10 of Form 10-K as to directors and executive officers of the Company and is incorporated herein by reference.

Item 11. Executive Compensation

      The Proxy Statement issued in connection with the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Compensation of Executive Officers" information required by Item 11 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

      The Proxy Statement issued in connection with the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Beneficial Ownership of US Oncology, Inc. Common Stock" information required by Item 12 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

      The Proxy Statement issued in connection with the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are files as a part of this report

      1.    Financial Statements: See Item 8 of this report

      2.    Financial Statement Schedules: See Item 8 of this report

      3.    Exhibit Index

      Exhibit
      -------
      No.                              Description
      ---                              -----------

      2.1 Agreement and Plan of Merger by American Oncology Resources, Inc., Diagnostic Acquisition, Inc. and Physician Reliance Network, Inc. (filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 1998).

      3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to, and incorporated by reference from, the Form 8-K/A filed June 17, 1999).

      3.2 Amended and Restated By-Laws of the Company, with Amendment effective March 22, 2001 (filed as Exhibit 3.2 to, and incorporated by reference from, the Form 10-K filed March 28,
                2001).

      4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from the Form 8-A filed June 2, 1997).

      4.2 Indenture dated February 1, 2002 among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Form 8-K filed February 5, 2002).

      4.3 Registration Rights Agreement dated as of February 1, 2002 by and among US Oncology, Inc., the Guarantors named therein and UBS Warburg LLC, Deutsche Banc Alex. Brown Inc. and First Union Securities, Inc. as Initial Purchasers (filed as Exhibit 4 to, and incorporated by reference from, the Form 8-K filed February 5, 2002).

      10.1 Credit Agreement dated as of February 1, 2002 among the Company and First Union National Bank, as administrative agent, UBS Warburg LLC, as syndication agent, GE Capital Healthcare Financial Services, as documentation agent and the various Lenders named therein.

      10.2 Amended and Restated Participation Agreement dated as of February 1, 2002 among AOR Synthetic Real Estate, Inc., the Company, First Union National Bank and the other parties identified therein.

      10.3 Amended and Restated Credit Agreement dated as of February 1, 2002 among the Company, First Security Bank, First Union National Bank and the other parties identified therein.

      10.6* Chief Executive Officer Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference).

      10.7* Everson Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference).

      10.8 1993 Non-Employee Director Stock Option Plan, as amended (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Reg. No. 333-85855) and incorporated herein by reference).

      10.9 Key Employee Stock Option Plan, as amended (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-85853) and incorporated herein by reference).

      10.10     1993 Affiliate Stock Option Plan, as amended (filed as Exhibit
                4.4 to the Registration Statement on Form S-8 (Registration No. 333-85859) and incorporated herein by reference).

      10.11 Physician Reliance Network, Inc. 1994 Stock Option Plan for outside directors (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-81069) and incorporated herein by reference).

      10.12 Physician Reliance Network, Inc. 1993 Stock Option Plan (filed as Exhibit 4.3 to the Registration Statement on the Form S-8 (Registration No. 333-80977) and incorporated herein by reference).

      10.13* Form of Executive Employment Agreement (Filed as Exhibit 10.13 to the Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

      10.14* US Oncology, Inc. Chief Executive Officer Stock Option Plan and Agreement (filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

      21.1      Subsidiaries of the Registrant.

      23.1      Consent of PricewaterhouseCoopers LLP.

(b)   Reports on Form 8-K.

The Company filed a Form 8-K disclosing other events (Item 5) and making Regulation FD disclosure (Item 9) on October 1, 2001.

----------
*     Indicates agreement related to executive compensation

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 2002.

                                     US ONCOLOGY, INC.


                                     By: /s/Bruce D.  Broussard
                                         --------------------------------------
                                         Bruce D.  Broussard
                                         Chief Financial Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                              Title                                 Date
/s/ R. Dale Ross                   Chairman of the Board,                         March 28, 2002
----------------------------       Chief Executive Officer and Director
R. Dale Ross                       (Principal Executive Officer)

/s/ Bruce D. Broussard             Chief Financial Officer                        March 28, 2002
----------------------------       and Treasurer (Principal Financial
Bruce D. Broussard                 and Accounting Officer)

/s/ Russell L. Carson              Director                                       March 28, 2002
----------------------------
Russell L. Carson

/s/ J. Taylor Crandall             Director                                       March 28, 2002
----------------------------
J.  Taylor Crandall

/s/ James E. Dalton                Director                                       March 28, 2002
----------------------------
James E. Dalton

/s/ Lloyd K. Everson, M.D.         Director                                       March 28, 2002
----------------------------
Lloyd K. Everson, M.D.

/s/ Stephen E. Jones, M.D.         Director                                       March 28, 2002
----------------------------
Stephen E. Jones, M.D.

/s/ Richard B. Mayor               Director                                       March 28, 2002
----------------------------
Richard B. Mayor

/s/ Robert A. Ortenzio             Director                                       March 28, 2002
----------------------------
Robert A. Ortenzio

/s/ Boone Powell, Jr.              Director                                       March 28, 2002
----------------------------
Boone Powell, Jr.

/s/ Burton S. Schwartz, M.D.       Director                                       March 28, 2002
----------------------------
Burton S. Schwartz, M.D.