Form 10-Q
period 2002-03-31
US ONCOLOGY INC
filed 2002-05-15
CIK 943061

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No ___
                                               -----

     As of May 8, 2002, 95,231,689 shares of the Registrant's Common Stock were outstanding. In addition, as of May 8, 2002, the Registrant had agreed to deliver 5,805,917 shares of its Common Stock on certain future dates for no additional consideration.

                               US ONCOLOGY, INC.
                                   FORM 10-Q
                                March 31, 2002

                                TABLE OF CONTENTS                                    PAGE NO.
                                -----------------                                    --------
PART I.        FINANCIAL INFORMATION

   Item 1.     Condensed Consolidated Financial Statements.........................      3

               Condensed Consolidated Balance Sheet................................      3

               Condensed Consolidated Statement of Operations and
                    Comprehensive Income...........................................      4

               Condensed Consolidated Statement of Cash Flows......................      5

               Notes to Condensed Consolidated Financial Statements................      6

   Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................     14

   Item 3.     Quantitative and Qualitative Disclosures about Market Risks.........     26

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings...................................................     27

   Item 2.     Changes in Securities...............................................     27

   Item 6.     Exhibits and Reports on Form 8-K....................................     28

SIGNATURES.........................................................................     29

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               US ONCOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)

                                                                           March 31, 2002    December 31, 2001
                                                                           --------------    -----------------
                                   ASSETS                                    (unaudited)
Current assets:
  Cash and equivalents...................................................     $   32,726        $     20,017
  Accounts receivable....................................................        283,645             275,884
  Prepaid expenses and other current assets..............................         41,979              35,334
  Due from affiliates....................................................         84,412              57,807
                                                                              ----------        ------------
     Total current assets................................................        442,762             389,042
Property and equipment, net..............................................        287,021             286,218
Management service agreements, net.......................................        375,508             379,249
Deferred income taxes....................................................         15,297              18,085
Other assets.............................................................         26,058              20,368
                                                                              ----------        ------------
                                                                              $1,146,646        $  1,092,962
                                                                              ==========        ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term indebtedness...........................     $   22,890        $     44,040
  Accounts payable.......................................................        126,345             135,570
  Due to affiliates......................................................         11,819              13,537
  Accrued compensation cost..............................................         13,805              15,455
  Income taxes payable...................................................         21,028              22,498
  Other accrued liabilities..............................................         41,173              47,201
                                                                              ----------        ------------
     Total current liabilities...........................................        237,060             278,301
Long-term indebtedness...................................................        215,966             128,826
                                                                              ----------        ------------
     Total liabilities...................................................        453,026             407,127
Minority interest........................................................         10,325               9,067
Stockholders' equity:
Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding........................................................
Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding..................................
Common Stock, $.01 par value, 250,000 shares authorized, 94,982 and
  94,819 issued, 93,312 and 92,510 outstanding...........................            950                 948
Additional paid in capital...............................................        473,948             469,999
Common Stock to be issued, approximately 6,344 and 7,295 shares..........         51,238              56,955
Treasury Stock, 1,670 and 2,309 shares...................................        (8,223)             (11,235)
Retained earnings........................................................        165,382             160,101
                                                                              ----------        ------------
     Total stockholders' equity..........................................        683,295             676,768
                                                                              ----------        ------------
                                                                              $1,146,646        $  1,092,962
                                                                              ==========        ============

        The accompanying notes are an integral part of this statement.

                               US ONCOLOGY, INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2002                2001
                                                                         --------            --------
Revenue...............................................................   $391,352            $367,932
Operating expenses
      Pharmaceuticals and supplies....................................    197,595             187,873
      Field compensation and benefits.................................     86,101              78,319
      Other field costs...............................................     47,859              44,999
      General and administrative......................................     13,562              14,267
      Depreciation and amortization...................................     17,871              17,153
      Restructuring charges...........................................        705               5,868
                                                                         --------            --------
                                                                          363,693             348,479
                                                                         --------            --------
Income from operations................................................     27,659              19,453
Interest expense, net.................................................     (5,509)             (6,739)
                                                                         --------            --------
Income before income taxes and extraordinary loss.....................     22,150              12,714
Income tax provision..................................................      8,417               4,831
                                                                         --------            --------
Net income before extraordinary loss..................................     13,733               7,883
Extraordinary loss on early extinguishment of debt, net of income
      taxes of $5,181.................................................     (8,452)                 --
                                                                         --------            --------
Net income and comprehensive income...................................   $  5,281            $  7,883
                                                                         ========            ========

Earnings per share - basic:
Net income before extraordinary loss per share........................   $   0.14            $   0.08
Extraordinary loss, net of income taxes, per share....................      (0.09)                 --
                                                                         --------            --------
Net income per share..................................................   $   0.05            $   0.08
                                                                         ========            ========

Shares used in per share calculations - basic.........................     99,848              99,586
                                                                         ========            ========

Earnings per share - diluted:
Net income before extraordinary loss per share........................   $   0.14            $   0.08
Extraordinary loss, net of income taxes, per share                          (0.09)                 --
                                                                         --------            --------
Net income per share..................................................   $   0.05            $   0.08
                                                                         ========            ========

Shares used in per share calculations - diluted.......................    100,305             100,049
                                                                         ========            ========

         The accompanying notes are an integral part of this statement

                               US ONCOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2002              2001
                                                                                     ----------        ----------
Cash flows from operating activities:
         Net income...............................................................   $    5,281        $    7,883
Non cash adjustments:
   Depreciation and amortization..................................................       17,871            17,153
   Restructuring charges..........................................................           --               331
   Extraordinary loss on early extinguishment of debt, net of income taxes........        8,452                --
   Deferred income taxes..........................................................        2,788               302
   Undistributed earnings in joint ventures.......................................          459               (16)
   Changes in operating assets and liabilities:...................................      (54,917)           17,200
                                                                                     ----------        ----------
         Net cash provided (used) by operating activities.........................      (20,066)           42,853
                                                                                     ----------        ----------
Cash flows from investing activities:
   Acquisition of property and equipment..........................................      (14,713)          (17,235)
   Net payments in affiliation transactions.......................................           --              (565)
                                                                                     ----------        ----------
         Net cash used by investing activities....................................      (14,713)          (17,800)
                                                                                     ----------        ----------
Cash flows from financing activities:
   Proceeds from Credit Facility..................................................       24,500            20,000
   Repayment of Credit Facility...................................................      (24,500)          (30,000)
   Proceeds from Senior Subordinated Notes........................................      175,000                --
   Repayment of other Senior Secured Notes........................................     (100,000)               --
   Repayment of other indebtedness................................................       (9,010)           (8,155)
   Deferred financing costs.......................................................       (7,449)               --
   Proceeds from exercise of options..............................................          678             1,229
   Payment of premium upon early extinguishment of debt...........................      (11,731)               --
                                                                                     ----------        ----------
         Net cash provided (used) by financing activities.........................       47,488           (16,926)
                                                                                     ----------        ----------
Increase in cash and equivalents..................................................       12,709             8,127
Cash and equivalents:
   Beginning of period............................................................       20,017             3,389
                                                                                     ----------        ----------
   End of period..................................................................   $   32,726        $   11,516
                                                                                     ==========        ==========

Interest paid.....................................................................   $    3,657        $    6,213
Taxes paid........................................................................   $    1,920        $       --

Non cash transactions:
   Value of Common Stock to be issued in affiliation transactions.................   $       --        $      337
   Delivery of Common Stock in affiliation transactions...........................        5,717             3,091
   Debt issued in affiliation transactions........................................           --             1,145

         The accompanying notes are an integral part of this statement

                               US Oncology, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in US Oncology, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

NOTE 2 - Revenue

Net operating revenue consists of net patient revenue plus the Company's other revenue. Net patient revenue includes patient revenues of practices under the physician practice management model and will include revenues under outpatient cancer center operations service line agreements, since the Company bills and collects from patients in those businesses. Net patient revenue for services to patients by the practices affiliated with the Company is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net operating revenue is reduced by amounts retained by the practices under the Company's PPM service agreements to arrive at the Company's revenue. Other revenue represents non-patient revenue earned by the Company and includes revenues from research activities, revenues from the informational services we provide to the pharmaceutical companies, and our revenues as a group purchasing organization.

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

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                             Three Months Ended March 31,
                                                2002              2001
                                             ----------        ----------
Net operating revenue......................  $  500,949        $  473,866
Amounts retained by practices..............    (109,597)         (105,934)
                                             ----------        ----------
Revenue....................................  $  391,352        $  367,932
                                             ==========        ==========

The Company's most significant service agreement, which is the only service agreement that represents more than 10% of revenues to the Company, is with Texas Oncology, P.A. (TOPA), which is managed under the earnings model. TOPA accounted for approximately 24% of the Company's total revenue for both the three months ended March 31, 2002 and 2001.

NOTE 3 - Restructuring Charges

In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, with a view to repositioning the Company to effectively execute its strategic and operational initiatives. This analysis focused

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

on non-core assets and activities of the Company to determine whether they were still consistent with the Company's strategic direction. Details of the restructuring charge activity for the first quarter of 2002 are as follows:

                                               Accrual at                    Accrual at
                                           December 31, 2001    Payments   March 31, 2002
                                           -----------------    --------   --------------
Severance of employment agreement........         $  215          $(18)         $  197
Site closures............................          1,081           (80)          1,001
                                                  ------          ----          ------
Total....................................         $1,296          $(98)         $1,198
                                                  ======          ====          ======

The Company has recognized a deferred income tax benefit for substantially all of these charges as many of these items will be deductible for income tax purposes in subsequent periods.

In the first quarter of 2001, the Company announced plans to further reduce overhead costs through (i) eliminating approximately 50 positions, resulting in a charge of $3.1 million, (ii) consolidating certain administrative offices and closing additional facilities resulting in a charge of $2.5 million for remaining lease obligations and related improvements and (iii) abandoning certain software applications, resulting in a charge of $0.3 million. All of the charges were recorded in the first quarter of 2001. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". The following table summarizes these pre-tax charges during the first quarter of 2001, with activity through March 31, 2002 (in thousands):

                                                                          Accrual at              Accrual at
                                Restructuring                  Asset     December 31,              March 31,
                                   Expenses     Payments    Write-downs     2001       Payments      2002
                                   --------     --------    -----------     ----       --------      ----
Costs related to personnel
 reductions....................      $3,113     $(2,900)       $    -      $  213       $(128)       $   85

Closure of facilities..........       2,455      (1,323)            -       1,132         (86)        1,046
Abandonment of software
 applications..................         300           -          (300)                      -             -
                                     ------     -------        ------      ------       -----        ------
Total..........................      $5,868     $(4,223)       $ (300)     $1,345       $(214)       $1,131
                                     ======     =======        ======      ======       =====        ======

During the first quarter of 2002, the Company recognized charges of $0.7 million consisting of: (i) $0.3 million in costs related to personnel reductions, and
(ii) $0.4 million in consulting fees related to the Company's conversion to the service line model.

NOTE 4 - Extraordinary Loss

The Company recorded an extraordinary loss of $13.6 million, before income taxes of $5.3 million, in connection with the early extinguishment of the $100 million Senior Secured Notes due 2006 and the previously existing credit facility. The loss consists of payment of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

NOTE 5 - Capitalization

In March 2000, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock in public or private transactions. Through December 31, 2000, the Company acquired 5,057,786 shares of Common Stock at an average price of $4.72 per share. The authorization for the stock repurchase was subsequently terminated.

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

During the first quarter of 2002, the Company issued 638,308 shares from Treasury Stock to affiliated physicians in satisfaction of the Company's obligation to issue Common Stock in connection with affiliation transactions. Cumulatively through March 31, 2002, the Company has issued 3,387,290 shares from Treasury Stock to affiliated physicians in satisfaction of the Company's obligation to issue Common Stock in connection with affiliation transitions.
As of March 31, 2002, the Company held 1,670,496 shares in Treasury Stock under this repurchase.

NOTE 6 - Indebtedness

As of March 31, 2002 and December 31, 2001, respectively, the Company's long-term indebtedness consisted of the following (in thousands):

                                                                   March 31,  2002          December 31,  2001
                                                                   ---------------          ------------------
         8.42% Senior Secured Notes due 2006................        $       --                 $  100,000
         9.625% Senior Subordinated Notes due 2012..........           175,000                         --
         Notes Payable......................................             1,968                      2,733
         Subordinated Notes.................................            60,102                     67,438
         Capital lease obligations and other................             1,786                      2,695
                                                                    -----------                ----------
                                                                       238,856                    172,866
         Less: current maturities...........................           (22,890)                   (44,040)
                                                                    ----------                 ----------
                                                                    $  215,966                 $  128,826
                                                                    ==========                 ==========

Credit Facility

In June 1999, in connection with the AOR/PRN merger, the Company amended and restated its existing loan agreement and revolving credit/term facility (Credit Facility). Under the terms of that agreement, the amounts available for borrowing were $275 million, including a $175 million revolving facility expiring in June 2004 and a $100 million revolving facility that expired in June 2000, leaving availability of $175 million.

On February 1, 2002, the Company terminated its $175 million revolving facility and entered into a new $100 million five-year revolving credit facility (New Credit Facility), which expires in February 2007. Proceeds from loans under the New Credit Facility may be used to finance development of cancer centers and new PET facilities, to provide working capital or for other general business uses. Costs incurred in connection with the extinguishment of the Company's previous Credit Facility were expensed during the first quarter of 2002 and recorded as an extraordinary loss in the Company's condensed consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the New Credit Facility are being capitalized and amortized over the term of the New Credit Facility.

Borrowings under the New Credit Facility are secured by substantially all of the Company's assets. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR), plus an amount determined under a defined formula. The Base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. No amounts were borrowed or outstanding under this New Credit Facility during the first quarter of 2002.

Senior Secured Notes

In November 1999, the Company issued $100 million in senior secured notes (Senior Secured Notes) to a group of institutional investors. The notes bore interest at 8.42%, mature in equal annual installments of $20 million from 2002 through 2006 and ranked equally in right of payment with all current and future senior indebtedness of the Company. The Senior Secured

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

Notes contained restrictive financial and operational covenants and were secured by the same collateral as the Company's previous Credit Facility.

The Senior Secured Notes were repaid in full on February 1, 2002 with the proceeds of the Company's Senior Subordinated Notes.

Senior Subordinated Notes

On February 1, 2002, the Company issued $175 million in 9.625% senior subordinated notes (Senior Subordinated Notes) to various institutional investors in a private offering pursuant to Rule 144A. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under the Senior Subordinated Notes are subordinated, in substantially all respects, to the Company's New Credit Facility providing working capital financing.

Proceeds from the Senior Subordinated Notes were used to pay off the $100 million in borrowings under the existing Senior Secured Notes, $11.7 million prepayment penalty on the early termination of the Senior Secured Notes and facility fees and related expenses associated with establishing the Senior Subordinated Notes and New Credit Facility of $4.8 million and $2.7 million, respectively. Costs incurred in connection with extinguishment of the Company's previous Senior Secured Notes, including the prepayment penalty were expensed in the first quarter of 2002 and reflected as an extraordinary loss in the Company's condensed consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the Senior Subordinated Notes, including facility fees are being capitalized and amortized over the term of the notes.

Notes payable

The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and mature between 2002 to 2005. The notes are payable to physicians with whom the Company entered into long-term service agreements and relate to affiliation transactions. The notes payable are unsecured.

Subordinated notes

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at March 31, 2002 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement.

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

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

Master Leasing Facility

The Company has entered into an operating lease arrangement that involves a special purpose entity that has acquired title to properties, paid for the construction costs and leased to the Company the real estate and equipment at some of the Company's cancer centers. This kind of leveraged financing structure is commonly referred to as a "synthetic lease". The synthetic lease was used to finance the acquisition, construction and development of cancer centers. The facility was funded by a syndicate of financial institutions and is secured by the property to which it relates.

The synthetic lease was entered into in December 1997 and matures in June 2004. As of March 31, 2002, the Company had $72.0 million outstanding under the synthetic lease facility, and no further amounts are available under that facility. The annual lease cost of the synthetic lease is approximately $3.6 million, based on interest rates in effect as of March 31, 2002. At March 31, 2002, the lessor under the synthetic lease held real estate assets (based on original acquisition and construction costs) of approximately $59.2 million and equipment of approximately $12.8 million (based on original acquisition cost) at nineteen locations. On February 1, 2002, the Company amended and restated the synthetic lease agreement primarily to replace certain lenders.

The lease is renewable in one-year increments, but only with consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is earlier terminated for various reasons, the Company must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. If the Company sells the properties to third parties, it has guaranteed a residual value of at least 85% of the total amount outstanding for the properties. The guarantee obligations are secured by substantially all of the Company's assets. The synthetic lease includes customary covenants, representations, and events of default, including cross-defaults to material indebtedness, including the New Credit Facility and Senior Subordinated Notes. If the properties were sold to a third party at a price such that the Company would be required to make a residual value guarantee payment, such amount would be recognized as an expense in the Company's statement of operations.

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

On February 27, 2002, the Financial Accounting Standards Board (FASB) determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective January 1, 2003. The Company's synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and assuming the Company does not alter the arrangement to maintain off-balance sheet treatment under the new rules, the Company would expect to recognize $72.0 million in additional property and equipment with a corresponding liability on the Company's balance sheet as of January 1, 2003.

If the Company were to purchase all of the properties currently covered by the lease or if changes in accounting rules or treatment of the lease were to require the Company to reflect the properties on the Company's balance sheet and income statement, the impact to the consolidated financial statements would be as follows.

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

.. Property and equipment would increase by $72.0 million (the purchase price for the assets subject to the lease);

.. Assuming the purchase of the properties were financed through borrowing, or in the event the existing arrangement were required to be characterized as debt, indebtedness would increase by $72.0 million; and

.. Depreciation would increase by approximately $3.6 million per year as a result of the assets being owned by the Company.

.. Acquiring the properties would require the Company to borrow additional funds and would likely reduce the amount the Company could borrow for other purposes.

NOTE 7 - Earnings per Share

The Company computes earnings per share in accordance with the provisions of the FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the Company to disclose "basic" and "diluted" earnings per share
(EPS). The computation of basic EPS is based on a weighted average number of outstanding shares of Common Stock and Common Stock to be issued during the periods. The Company includes Common Stock to be issued in both basic and diluted EPS as there are no foreseeable circumstances that would relieve the Company of its obligation to issue these shares. The computation of the diluted EPS is based on a weighted average number of outstanding shares of Common Stock and Common Stock to be issued during the periods as well as all dilutive potential Common Stock calculated under the treasury stock method.

The table below summarizes the determination of shares used in per share calculations (in thousands):

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------

                                                                                     2002                   2001
                                                                                   -------                -------
     Outstanding at end of period:
      Common Stock...................................................               94,982                 94,136
      Common Stock to be issued......................................                6,344                  9,806
                                                                                   -------                -------
                                                                                   101,326                103,942
      Effect of weighting and Treasury Stock.........................               (1,478)                (4,356)
                                                                                   -------                -------
     Shares used in per share calculations-basic.....................               99,848                 99,586
     Effect of weighting and assumed share equivalents for grants of
      stock options at less than the weighted average price..........                  457                    463
                                                                                   -------                -------
     Shares used in per share calculations-diluted...................              100,305                100,049
                                                                                   =======                =======
     Anti-dilutive stock options not included above..................                5,521                  4,569
                                                                                   =======                =======

NOTE 8 - Segment Financial Information

The Company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosure About Segments of an Enterprise and Related Information". FAS 131 requires the utilization of a "management approach" to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Beginning in the first quarter of 2002, the Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by service line, and that sufficient information is now available to permit such reporting. The Company's reportable

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

segments are oncology pharmaceutical management, outpatient cancer center operations, other practice management services, and cancer research and development. The oncology pharmaceutical management segment purchases and manages specialty oncology pharmaceuticals for our affiliated practices. The outpatient cancer center operations segment develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. Cancer research and development services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The operating results of this segment are reflected in the "other" category. Management of the administrative aspects of affiliated medical oncology practices is included in the other practice management services segment. The Company's business is conducted entirely in the United States.

The financial results of the Company's segments are presented on the accrual basis. For the first quarter of 2002, all of the Company's oncology pharmaceutical management revenue and outpatient cancer center revenue was derived from the Physician Practice Management (PPM) model. To determine results of the oncology pharmaceutical management segment with respect to practices managed under the Company's PPM model, we have assumed that the pharmaceuticals purchased and pharmacy management services under this segment are provided at rates consistent with the rates at which we are offering those services outside of the PPM model. Therefore, the financial results of that segment include inter-segment revenues with other practice management services reflecting PPM results after the effect of removing the oncology pharmaceutical management results and outpatient cancer center operations results (which are actual results of that service line within the PPM model) disclosed below. As such, the combined operating results of the oncology pharmaceutical management segment and other practice management segments for the three months ended March 31, 2002 represent the operating results under the Company's PPM activities relative to the management of the non-medical aspects of affiliated medical oncology practices.

The Company evaluates the performance of its segments and allocates resources to them based on, among other things, earnings before interest, taxes, depreciation, amortization, and unusual charges (EBITDA).

The Company has not disclosed prior year's segment data on a comparative basis because management could not obtain comparative data for prior years due to financial systems limitations.

The table below presents information about reported segments for the three months ended March 31, 2002. Asset information by reportable segment is not reported since the Company does not produce such information internally.

          Net operating revenue:
            Oncology pharmaceutical management......................             $205,632
            Outpatient cancer center operations.....................               77,735
            Other practice management services......................              201,301
            Other...................................................               16,281
                                                                                 --------
                                                                                 $500,949
                                                                                 ========

          Revenue:
            Oncology pharmaceutical management......................             $205,632
            Outpatient cancer center operations.....................               53,058
            Other practice management services......................              117,619
            Other...................................................               15,043
                                                                                 --------
                                                                                 $391,352
                                                                                 ========

          EBITDA:
            Oncology pharmaceutical management......................             $ 18,274
            Outpatient cancer center operations.....................               15,983
            Other practice management services......................               23,487
            Other...................................................                2,053
                                                                                 --------
                                                                                   59,797
            General and administrative expenses.....................              (13,562)
                                                                                 --------
                                                                                 $ 46,235
                                                                                 ========

                               US Oncology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

The following is a reconciliation of net operating revenue to consolidated revenue:

            Net operating revenue...............................          $ 500,949
            Less: amounts retained by the practices.............           (109,597)
                                                                          ---------
            Revenue.............................................          $ 391,352
                                                                          =========

The following is a reconciliation of EBITDA to consolidated income from operations:

            EBITDA..............................................           $ 46,235
            Depreciation and amortization.......................            (17,871)
            Restructuring charges...............................               (705)
                                                                           --------
            Income from operations..............................           $ 27,659
                                                                           ========

NOTE 9 - Commitments and Contingencies

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

NOTE 10 - Recent Pronouncements

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which established standards for reporting acquired goodwill and other intangible assets. FAS 142 accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets are not amortized, goodwill is tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life are tested for impairment at least annually, and the amortization period of intangible assets with finite lives is not limited to forty years. The Company's adoption of FAS 142 has not had a material effect on the Company's financial position or operating results. Implementation of FAS 142 has not resulted in the elimination of amortization for the Company's service agreement intangible assets because such assets are excluded under the scope of this statement.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-Lived Assets" (FAS 144), which is effective for fiscal years beginning after December 15, 2001. The provisions of FAS 144 provide a single accounting model for impairment of long-lived assets. The Company's adoption of FAS 144 has not had a material effect on the Company's financial position or operating results.

                               US Oncology, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see "Forward-Looking Statements and Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

General

We provide comprehensive services to our network of 39 affiliated practices, made up of over 865 affiliated physicians in over 450 sites, with the mission of expanding access to and improving the quality of cancer care in local communities and advancing the delivery of care. The services we offer include:

     . Oncology Pharmaceutical Management. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $700 million of pharmaceuticals through a network of more than 400 admixture sites, 31 licensed pharmacies, 51 pharmacists and 180 pharmacy technicians.

     . Outpatient Cancer Center Operations. We develop and manage comprehensive, community-based cancer centers which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 77 integrated community-based cancer centers and manage over one million square feet of medical office space. We have installed and manage 13 (Positron Emission Tomography (PET) units, as well as 59 Computerized Axial Tomography (CT) units.

     . Cancer Research and Development Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently manage 98 clinical trials, with accruals of more than 3,500 patients during 2001, supported by our network of over 650 participating physicians in more than 330 research locations.

     . Other Practice Management Services. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day nonmedical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems, and capital allocation to facilitate growth in practice operations.

Historically, we have contracted with physician groups to provide all of the above services under the Physician Practice Management ("PPM") model. Under the PPM Model, we enter into long term agreements with affiliated practices to provide comprehensive management services, including all of the above service lines, to our affiliated practices, and the practices pay us a service fee and reimburse us for all expenses. Under some agreements, the fees are based on practice earnings before taxes - known as the "earnings model". In others, the fee consists of a fixed fee, a percentage of the practice's revenues (in most states) and, if certain performance criteria are met, a performance fee - known as the "net revenue model". Under the net revenue model, the practice is entitled to retain a fixed portion of its net revenue before any service fee is paid, provided that all operating expenses have been reimbursed.

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS -continued
                                  (unaudited)

We believe that the earnings model properly aligns practice priorities with respect to appropriate business operations and cost control, with us and the practice sharing proportionately in practice profitability, while the net revenue model results in us disproportionately bearing the impact of increases or declines in operating margins. For this reason, we have, since 2001, been negotiating with practices under the net revenue model to convert to the earnings model. Since the beginning of 2002 and through March 31, 2002, fourteen practices accounting for 22.8% of our affiliated practices' net patient revenue in the first three months of 2002 have converted to the earnings model. 64% of net patient revenue in the first quarter of 2002 is attributable to practices on the earnings model as of March 31, 2002.

In October 2001, we commenced a strategy to focus our operations on three core service lines: oncology pharmaceutical management, outpatient cancer center operations, and cancer research and development services and began marketing these core services through a non-PPM model. Under the new model, which we refer to as the "service line model", each of those core service lines is offered to physician groups under a separate contract, and we do not necessarily provide the other practice management services described above.

To implement this service line strategy, we have organized the company in three divisions, and manage and operate our business under distinct service lines. This report includes segment financial information (See Note 8 to Condensed Consolidated Financial Statements), which reflect a division of our existing PPM operations into the various service line offerings in the PPM relationship. As we enter into new service line model agreements, we will report revenue from those agreements in the appropriate segment.

Under the service line model, we intend to contract with physician groups utilizing three separate service line agreements as follows:

     . Oncology Pharmaceutical Management. We will be responsible for providing comprehensive pharmaceutical management and will be paid on a per-dose basis for the pharmaceutical agent and on a per-dose basis for admixture services. Affiliated practices would be required to purchase substantially all of their drugs through us. We will also act as a group purchasing organization and will receive a fee from pharmaceutical manufacturers for this service, as well as providing data and informational services to pharmaceutical companies.

     . Outpatient Cancer Center Operations. We will agree to develop outpatient cancer centers under development agreements and leases with physician groups. Under the leases, we expect to receive our economic costs of the property plus an amount sufficient to give us a predetermined rate of return on invested capital. In addition, we will provide management services and receive an additional fee of 30% of net earnings from radiation operations, subject to adjustments.

     . Cancer Research and Development. We will contract with pharmaceutical companies and others needing research services on a per trial basis. We will pay physicians for each trial based on economic considerations relating to that trial.

All of our PPM practices are being afforded the opportunity to terminate their existing service agreements, repurchase certain of their operating assets, and enter into new service line model agreements. We cannot assure you as to how many practices will take this opportunity or the timing of transition, and we currently expect that a large percentage of existing affiliated practices will remain on the PPM model for the foreseeable future. As practices transition to this service line model, we would expect the financial impact to be a reduction in debt, recognition of restructuring and reorganization costs, mostly non-cash related, and a reduction in our earnings related to those practices, but we are unable to more accurately predict the magnitude or timing of this financial impact until practices agree to change structures. For those practices that remain on the PPM model, we will continue to negotiate with "net revenue model" practices to move to the "earnings model", and otherwise to manage those practices pursuant to existing agreements.

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

As of May 7, 2002, we have entered into service line model agreements with two practices in new markets, although neither was effective during the first quarter or is reflected in our statement of operations for the first quarter. We expect to commence pharmacy operations under those agreements during the second quarter of 2002.

During 2001, we terminated service agreements with four oncology practices. For purposes of the following discussion and analysis, same practice revenues exclude the results of disaffiliated practices.

Forward-looking Statements and Risk Factors

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) any statements contained herein regarding the prospects for any of our business or services; (iii) any statements preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends", "estimates", "plans" or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

US Oncology's business and results of operations are subject to risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Factors that could cause actual results to differ materially include, but are not limited to, the degree to which practices managed by us convert to the earnings model or service line model, our ability to attract and retain additional physicians and practices under the service line model, government regulation and enforcement, reimbursement for healthcare services, particularly including reimbursement for pharmaceuticals, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, our ability to create and maintain favorable relationships with pharmaceutical companies and other suppliers, and the operations of the Company's affiliated physician groups. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, particularly the section entitled "Risk Factors," for a more detailed discussion of certain of these risks and uncertainties.

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

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

Our consolidated financial statements include the results of US Oncology, Inc. and its wholly-owned subsidiaries. We do not include the results of our affiliated practices (and the amounts they retain for physician compensation), because we have determined that our relationships with the practices under our service agreements do not warrant consolidation under the applicable accounting rules.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation, revenue recognition, intangible asset amortization and impairment, and the treatment of synthetic leases. Please refer to the notes to our condensed consolidated financial statements, particularly Note 1, and the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed discussion of such policies.

Currently, there is a tentative conclusion regarding accounting treatment of off-balance sheet financing vehicles. A change in accounting rules relating to off-balance sheet financing might require us to change our accounting treatment of our synthetic lease financing. On February 27, 2002, the Financial Standards Accounting Board (FASB) determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective January 1, 2003. Our synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and we do not alter the arrangement to maintain off-balance sheet treatment under the new rules, we would expect to recognize $72.0 million in additional property and equipment with a corresponding liability on our balance sheet as of January 1, 2003. The possible impact of such a change is discussed below in "--Liquidity and Capital Resources."

Results of Operations

The Company is affiliated with the following number of physicians by specialty:

                                                          March 31,
                                                          ---------

                                                    2002            2001
                                                    ----            ----

               Medical oncologists.............      671             658

               Radiation oncologists...........      127             121

               Other...........................       69              81
                                                    ----            ----

                                                     867             860
                                                    ====            ====

The following table sets forth the sources for growth in the number of physicians affiliated with the Company:

                                                                    Three Months Ended March 31,
                                                                    ----------------------------

                                                                      2002               2001
                                                                     ------             ------
          Affiliated physicians, beginning of period.......            868                869

          Physician practice affiliations..................              -                  6

          Recruited physicians.............................              7                  8

          Retiring/Other...................................             (8)               (23)
                                                                      ----               ----

          Affiliated physicians, end of period.............            867                860
                                                                      ====               ====

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

The following table sets forth the number of cancer centers and Positron Emission Tomography (PET) units managed by the Company:

                                                        March 31,
                                                        ---------

                                                    2002         2001
                                                    ----         ----

               Cancer centers................        77           72

               PET units.....................        13            4

The following table sets forth the key operating statistics as a measure of the volume of services provided by the practices:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2002             2001
                                                 --------         --------

          Medical oncology visits............    617,213          612,126

          Radiation treatments...............    163,011          158,784

          PET scans..........................      2,924            1,053

          New patients enrolled in research
           studies...........................        848              951



The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations and Comprehensive Income. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                                                     Three Months Ended March 31,
                                                                     ----------------------------

                                                                          2002           2001
                                                                         -----          -----
          Revenue...............................................         100.0%         100.0%
          Operating expenses:
           Pharmaceuticals and supplies.........................          50.5           51.1
           Practice compensation and benefits...................          22.0           21.3
           Other practice costs.................................          12.2           12.2
           General and administrative...........................           3.5            3.9
           Restructuring charges................................           0.2            1.6
           Depreciation and amortization........................           4.6            4.7
                                                                         -----          -----
          Income from operations................................           7.0            5.2
          Net interest expense..................................           1.4            1.8
                                                                         -----          -----
          Income before income taxes, and extraordinary loss....           5.6            3.4
          Income tax provision..................................           2.1            1.3
                                                                         -----          -----
          Net income before extraordinary loss..................           3.5            2.1
          Extraordinary loss, net of income taxes...............           2.2             --
                                                                         -----          -----
          Net income............................................           1.3%           2.1%
                                                                         =====          =====

Revenue. Our revenue is net operating revenue, less the amount of net operating revenue retained by our affiliated physician practices. The following presents the amounts included in determination of the Company's revenue (in thousands):

                                                 Three Months Ended March 31,
                                                 ----------------------------

                                                      2002         2001
                                                    --------     --------
             Net operating revenue..............   $ 500,949    $ 473,866
             Amounts retained by practices......    (109,597)    (105,934)
                                                   ---------    ---------
             Revenue............................   $ 391,352    $ 367,932
                                                   =========    =========

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

Net operating revenue includes the net patient revenue of our affiliated practices plus our other non-patient revenue, which is comprised principally of revenues from research activities, revenues from the informational services we provide to pharmaceutical companies and our revenues as a group purchasing organization. Under the PPM model, most of net operating revenue is net patient revenue of our practices.

Net operating revenue increased from $473.9 million for the first three months of 2001 to $501.0 million for the first three months of 2002, an increase of $27.1 million, or 5.7%. Same practice net operating revenue (which excludes the results of practices with which we disaffiliated since March 31,2001) increased from $457.0 million for the first three months of 2001 to $501.0 million for the first three months of 2002, an increase of $43.9 million, or 9.6%. Revenue growth is attributable to increases in (i) medical oncology services, (ii) revenues attributable to pharmaceuticals, (iii) radiation and diagnostic revenue, and (iv) non-patient revenue, primarily from research activities. Beginning in the first quarter of 2002, we have commenced reporting our financial results according to our reportable operating segments, which are our various service lines. Since this is the first quarter in which we have reportable segments, and for which sufficient information is now available to permit such reporting, no prior year comparable information is available due to financial systems limitations (See Note 8 to Condensed Consolidated Financial Statements).

The following table shows our net operating revenue by segment for the three months ended March 31, 2002 (in thousands):

           Oncology pharmaceutical management...............    $205,632
           Outpatient cancer center operations..............      77,735
           Other practice management services...............     201,301
           Other............................................      16,281
                                                                --------
                                                                $500,949
                                                                ========

Medical oncology net operating revenue (which is comprised of net operating revenue for the oncology pharmaceutical management and other practice management services segments) was $406.9 million for the first quarter of 2002. Medical oncology services increased as a result of the addition of 13 medical oncologists combined with increased utilization of certain oncology drugs. Revenues attributable to pharmaceuticals increased as a result of increased services and the continued increase in the utilization of certain drugs, particularly growth factors, which assist cancer patients in regenerating blood cells and help to mitigate adverse effects of chemotherapy agents.

Outpatient cancer center operations net operating revenue was $77.7 million for the first quarter of 2002. Outpatient cancer center operations net operating revenue growth is attributable to an increase over the first quarter of 2001 of 2.7% in the number of radiation treatments to 163,011 for the quarter, combined with an increase in the number of PET scans of 178% over the same period of 2001 to 2,924. The increase in radiation treatments is attributable to the opening of five new cancer centers since March 31, 2001. The increase in the number of PET scans is attributable to our opening 9 PET units since March 31, 2001, as well as growth of 22.1% in the number of treatments on the 4 PET units that were operational during the first quarter of 2001. We currently have 17 cancer centers and 11 PET installations in various stages of development. We expect to open 5 cancer centers and 8 PET installations during the remainder of 2002.

The following table shows our revenue by segment for the three months ended March 31, 2002 (in thousands):

          Revenue:
            Oncology pharmaceutical management......................             $205,632
            Outpatient cancer center operations.....................               53,058
            Other practice management services......................              117,619
            Other...................................................               15,043
                                                                                 --------
                                                                                 $391,352
                                                                                 ========


Revenue increased from $367.9 million for the first three months of 2001 to $391.4 million for the first three months of 2002, an increase of $23.4 million, or 6.4%.

Net patient revenue for services to patients by the practices are recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net patient revenue of the practices is reduced by amounts retained by the practices under our services agreement to arrive at the Company's revenue.

Amounts retained by practices increased from $105.9 million for the first three months of 2001 to $109.6 million for the first three months of 2002, an increase of $3.7 million, or 3.5%. Such increase in amounts retained by practices

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. Amounts retained by practices as a percentage of net operating revenue decreased from 22.4% to 21.9% as a result of conversions from the net revenue model and an increase in the percentage of non-patient revenue included in net operating revenue.

96.5% of net operating revenue for the three months ended March 31, 2002 is comprised of net patient revenue of our practices under the PPM model as compared to 97.8% in the same prior year period. The following is the net patient revenue attributed to our two principal PPM fee models--the earnings model and the net revenue model (in thousands):

                                                                         Three Months Ended March 31,
                                                                         ----------------------------

                                                                    2002                              2001
                                                                  --------                          --------

                                                          Revenue            %               Revenue           %
                                                          -------         ------             -------         ------
     Earnings Model............................           $308,083          63.8             $240,037         51.8

     Net Revenue Model.........................            175,107          36.2              223,590         48.2
                                                          --------         -----             --------        -----

                                                          $483,190         100.0             $463,627        100.0
                                                          ========         =====             ========        =====

63.8% of net patient revenue for the first three months of 2002 was derived from earnings model service agreements, and 36.2% was derived from net revenue model service agreements, as compared to 51.8% and 48.2%, respectively, in 2001. During the first quarter of 2002, three practices accounting for 3.5% of our affiliated practices' net patient revenue for the first three months of 2002 converted to the earnings model. Effective since the beginning of 2001 and through March 31, 2002, fourteen practices accounting for 22.8% of net patient revenue in the first three months of 2002 have converted from the net revenue model to the earnings model. As of March 31, 2002, 25 service agreements were on the earnings model and 14 service agreements were on the net revenue model.

Medicare and Medicaid are the practices' largest payors. During the first three months of 2002, approximately 42% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 38% was so derived in the comparable period last year. This percentage varies among practices. No other single payor accounted for more than 10% of our revenues in the first quarter of 2002 and 2001.

Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $187.9 million in the first three months of 2001 to $197.6 million in the same period of 2002, an increase of $9.7 million, or 5.2%. As a percentage of revenue, pharmaceuticals and supplies decreased from 51.1% in the first three months of 2001 to 50.5% in the same period in 2002. The decrease was attributable to a number of factors, including a decrease in the percentage of our revenue attributable to pharmaceuticals as a result of increased radiation and diagnostic activities, and more favorable pricing on some products as a result of (i) continued negotiation of favorable pharmaceutical acquisition terms; (ii) a generic version of a single-source drug becoming available during 2001, enabling us to obtain more favorable pricing; and (iii) management of our pharmaceuticals purchases to maximize the availability of rebates and favorable pricing terms.

We expect that third-party payors, particularly government payors, will continue to negotiate or mandate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact our margins with respect to such items. Current governmental focus on average wholesale price (AWP) as a basis for reimbursement could also lead to a wide-ranging reduction in the way pharmaceuticals are reimbursed by payors. We also continue to believe that single-source drugs, possibly including oral drugs, will continue to be introduced at a rapid pace, thus further impacting margins. In response to this decline in margin relating to certain pharmaceutical agents, we have adopted several strategies. The successful conversion of net revenue model practices to the earnings model will help reduce the impact of the increasing cost of pharmaceuticals and supplies. Likewise, the

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

implementation of the service line model should have a similar effect, since our revenues and earnings are not directly dependent on pharmaceutical margins under that model. In addition, we have numerous efforts underway to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control and are assessing other strategies to address this trend. We also continue to expand our business into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. However, as long as pharmaceuticals continue to become a larger part of our revenue mix as a result of changing usage patterns (rather than growth), we believe that our overall margins will continue to be adversely impacted.

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices' employees (other than physicians), increased from $78.3 million in 2001 to $86.1 million in 2002, an increase of $7.8 million or 9.9%. As a percentage of revenue, field compensation and benefits increased from 21.3% in 2001 to 22.0% in 2002. The increase is attributed to increases in employee compensation rates to address shortages of certain key personnel such as oncology nurses and radiation technicians. We continue to experience a severe shortage of qualified radiation personnel, with a vacancy rate of up to 20%. This scarcity of full-time employees requires us to hire more expensive temporary employees, and to incur significant costs in our recruitment efforts. We believe that this staff shortage will continue to adversely affect our radiation business.

Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $45.0 million in 2001 to $47.9 million in 2002, an increase of $2.9 million or 6.4%. This increase in other field costs is due to increased facilities and activity levels. As a percentage of revenue, other field costs remained at 12.2%.

General and Administrative. General and administrative expenses decreased from $14.3 million in 2001 to $13.6 million in 2002, a decrease of $0.7 million, or 4.9%. As a percentage of revenue, general and administrative costs decreased from 3.9% in 2001 to 3.5% for 2002. We restructured general and administrative departments in the first quarter of 2001, including eliminating approximately 50 corporate positions, closing offices and abandoning certain software applications. We anticipate incurring additional general and administrative costs during the remainder of 2002, as we add to our sales and marketing team in connection with our introduction of the service line model.

Overall, the Company experienced an increase in operating margins from the first three months of 2001 to the first three months of 2002, with earnings before taxes, interest, depreciation and amortization, excluding restructuring charges and extraordinary loss ("EBITDA"), as a percentage of revenue, increasing from 11.5% to 11.8%. A number of factors contributed to the increase in operating margins, including: (i) a greater percentage of affiliated practices under the earnings model, (ii) increase in radiation and diagnostic radiology revenue and
(iii) a decrease in general and administrative expenses. Such increase in operating margin is partially offset by an increase in field personnel costs.

The following is the EBITDA of our operations by operating segment for the three months ended March 31, 2002 (in thousands). Since this is the first quarter in which we have reportable segments, and for which sufficient information is now available to permit such reporting, no prior year comparable information is available (See Note 8 to Condensed Consolidated Financial Statements:



          Oncology pharmaceutical management...................   $ 18,274
          Outpatient cancer center operations..................     15,983
          Other practice management services...................     23,487
          Other................................................      2,053
                                                                  --------
                                                                    59,797
          General and administrative expenses..................    (13,562)
                                                                  --------
                                                                  $ 46,235
                                                                  ========

Restructuring charges. In the fourth quarter of 2000, we comprehensively analyzed our operations and cost structure, with a view to repositioning the Company to effectively execute our strategic and operational initiatives.

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

This analysis focused on our non-core assets and activities to determine whether they were still consistent with our strategic direction.

Details of the restructuring charge activity for the first quarter of 2002 are as follows (in thousands):

                                                    Accrual at                                 Accrual at
                                                December 31, 2001         Payments          March 31, 2002
                                                -----------------    --------------------   --------------
   Severance of employment agreement...........        $  215                 $(18)               $  197
   Site closures...............................         1,081                  (80)                1,001
                                                       ------                 ----                ------
   Total.......................................        $1,296                 $(98)               $1,198
                                                       ======                 ====                ======

During the first quarter of 2001, we announced plans to further reduce overhead costs and recognized pre-tax restructuring charges of $5.9 million. The charges are summarized in the following table and discussed in more detail below (in thousands):

                                                                                        Accrual at                  Accrual at
                                         Restructuring                     Asset        December 31,                 March 31,
                                           Expenses        Payments      Write-downs       2001        Payments         2002
                                           --------        --------      -----------    -----------   ---------         ----
   Costs related to personnel
    reductions..........................        $3,113       $(2,900)         $   -         $  213         $(128)        $   85
   Closure of facilities................         2,455        (1,323)             -          1,132           (86)         1,046
   Abandonment of software
    applications........................           300             -           (300)             -             -              -
                                                ------       -------          -----         ------         -----         ------
   Total................................        $5,868       $(4,223)         $(300)        $1,345         $(214)        $1,131
                                                ======       =======          =====         ======         =====         ======

As indicated above, during the first quarter of 2001, we announced plans to reduce corporate overhead and eliminated approximately 50 positions. As a result, we recorded a charge of $3.1 million during the first quarter. We also determined that it will close several sites, abandoning leased facilities, and recognized a charge of $2.5 million for remaining lease obligations and related improvements. In addition, we decided to abandon certain software applications and recorded a charge of $0.3 million.

During the first quarter of 2002, we also recognized charges of $0.7 million consisting of (i) $0.3 million in costs related to personnel reductions, and
(ii) $0.4 million in consulting fees related to our introduction of the service line model.

Interest. Net interest expense decreased from $6.7 million in the first three months of 2001 to $5.5 million for the first three months of 2002, a decrease of $1.2 million or 18.3%. As a percentage of revenue, net interest expense was 1.8% and 1.4% for the first three months of 2001 and 2002, respectively. Such decreases are due to lower borrowing levels during the first three months of 2002. On February 1, 2002, we refinanced our indebtedness by issuing $175 million in 9.625% Senior Subordinated Notes due 2012 and repaying in full our existing senior secured notes and terminating our existing credit facility. Our previously existing $100 million senior secured notes bore interest at a fixed rate of 8.42% and would have matured as to $20 million in each of 2002-2006. This increased rate of interest was offset by lower levels of debt during the first quarter of 2002, as compared to the same period in 2001.

Income Taxes. For the first three months of 2002, we recognized tax expense of $8.5 million resulting in an effective tax rate of 38.0%, which is consistent with the same prior year period.

Extraordinary Loss. We recorded an extraordinary loss of $13.6 million, before income taxes of $5.3 million, in connection with the early extinguishment of our $100 million Senior Secured Notes due 2006 and our existing credit

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

facility. The loss consisted of payment of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

As we previously announced in September 2001, introduction of, and conversion to, the service line will cause us to record unusual charges of up to approximately $480 million, depending on how many of our practices choose to adopt the service line model. This extraordinary loss is part of that aggregate amount since the refinancing was necessitated by our introduction of the service line. Other charges are expected to consist primarily of write-offs of assets relating to terminations of existing service agreements for practices converting to the service line, as well as other restructuring and unusual charges relating to the introduction of our service line model.

Net Income. Net income decreased from $7.9 million, or $0.08 per share, in the first three months of 2001 to $5.3 million, or $.05 per share, in the first three months of 2002, a decrease of $2.6 million or 33.0%. Net income as a percentage of revenue changed from 2.1% for the first three months of 2001 to 1.3% for the first three months of 2002. Included in net income for the first three months of 2002 are restructuring and other charges of $0.7 million and an extraordinary loss on early extinguishment of debt of $8.5 million, net of income taxes. Excluding the extraordinary loss and restructuring and other charges, net income for the three months ended March 31, 2002 would have been $14.2 million, which represents earnings per share of $0.14. Included in net income for the three months ended March 31, 2001 were pre-tax restructuring charges of $5.9 million. Excluding the restructuring charges, net income for the first three months of 2001 would have been $11.5 million, which represents earnings per share of $0.12.

Liquidity and Capital Resources

As of March 31, 2002, we had net working capital of $205.7 million, including cash and cash equivalents of $32.7 million. We had current liabilities of $237.1 million, including $22.9 million in current maturities of long-term debt, and $216.0 million of long-term indebtedness. During the first quarter of 2002, we used $20.1 million in net operating cash flow, invested $14.7 million, and provided cash from financing activities in the amount of $47.5 million. As of May 7, 2002 we had cash and cash equivalents of $82.0 million.

Cash Flows from Operating Activities

Cash flows from operating activities decreased from proceeds of $42.9 million in the first quarter of 2001 to cash used of $20.1 million in the first quarter of 2002. The decrease was primarily attributed to large pharmaceutical purchases made during the first quarter to obtain favorable pricing and qualify for certain rebates. In addition, our accounts receivable days outstanding as of March 31, 2002 increased slightly to 53 from 50 as of December 31, 2001.

Cash Flows from Investing Activities

During the first quarter of 2002, we expended $14.7 million in capital expenditures and financed an additional $0.6 million through various leasing facilities. We expended $7.4 million on the development and construction of cancer centers. In addition, we spent $1.0 million on installation of PET centers, of which $0.6 million was financed through an equipment operating lease facility. Maintenance capital expenditures were $6.9 million and $9.6 million in the first quarter of 2002 and 2001, respectively. In addition, in connection with affiliating with certain practices, we paid total consideration of $2.0 million in the first quarter of 2001, which included cash consideration and transaction costs of $0.6 million. For all of 2002, we anticipate expending a total of approximately $30-$35 million on maintenance capital expenditures and approximately $50-$60 million on development of new cancer centers and PET installations.

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued
                                  (unaudited)


Cash Flows from Financing Activities

During the first quarter of 2002, we provided cash from financing activities of $47.5 million as compared to cash used of $16.9 million in the first quarter of 2001. Such increase in cash flow is primarily attributed to the proceeds from the issuance of our Senior Subordinated Notes due 2012, net of the cash payments for the retirement of our previously existing indebtedness, including a prepayment premium paid as a result of early extinguishment of our Senior Secured Notes due 2006.

Historically, we satisfied our development and transaction needs through debt and equity financings and borrowings under a $175 million syndicated revolving credit facility with First Union National Bank ("First Union"), as a lender and as an agent for various other lenders. We also used a $75 million synthetic leasing facility in connection with developing integrated cancer centers. Availability of new advances under the leasing facility terminated in June 2001. We discuss this in more detail below.

On February 1, 2002, we entered into a five-year $100 million revolving credit facility. Proceeds under that credit facility may be used to finance the development of cancer centers and new PET facilities, to provide working capital or for other general business purposes. No amounts have been borrowed under that facility. Our credit facility bears interest at a variable rate that floats with a referenced interest rate. Therefore, to the extent we have amounts outstanding under the credit facility in the future, we would be exposed to interest rate risk under our credit facility.

In November 1999, we sold an aggregate of $100 million of Senior Secured Notes to a group of institutional investors, the proceeds of which were used to repay amounts outstanding under our credit facility. The Senior Secured Notes ranked equally in right of payment with the credit facility. The notes bore interest at 8.42% per annum and matured in equal annual installments of $20 million in 2002 through 2006. The notes were repaid in full on February 1, 2002.

On February 1, 2002, we issued $175 million in 9.625% Senior Subordinated Notes due 2012 to various institutional investors in a private offering under Rule 144A under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under those notes are subordinated in substantially all respects to payments under our new credit facility and certain other debt.

We used the proceeds from the Senior Subordinated Notes to repay in full our existing $100 million in Senior Secured Notes due 2006, including payment of a prepayment penalty of $11.7 million due as a result of our repayment of the notes before their scheduled maturity. We also used proceeds from the Senior Subordinated Notes to pay fees and related expenses of $4.8 million associated with issuing those notes and to pay fees and related expenses of $2.7 million in connection with the new credit facility. During the first quarter of 2002, we recognized the prepayment penalty of $11.7 million and a write-off of unamortized deferred financing costs related to the terminated debt agreements of $1.9 million, which were recorded as an extraordinary item during the first quarter of 2002.

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

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)

The synthetic lease was entered into in December 1997 and matures in June 2004. As of December 31, 2001, we had $72.0 million outstanding under the synthetic lease facility, and no further amounts are available under that facility. The annual lease cost of the synthetic lease is approximately $3.6 million, based on interest rates in effect as of March 31, 2002. The lessor under the synthetic lease holds real estate assets (based on original acquisition and construction costs) of approximately $59.2 million and equipment of approximately $12.8 million (based on original acquisition cost) at nineteen locations. On February 1, 2002, we amended and restated our synthetic lease agreement primarily to replace certain lenders.

The lease is renewable in one-year increments, but only with consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is earlier terminated for various reasons, we must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. If we sell the properties to third parties, we have guaranteed a residual value of at least 85% of the total amount outstanding for the properties. The guarantees are secured by substantially all of our assets. If the properties were sold to a third party at a price such that we were required to make a residual value guarantee payment, such amount would be recognized as an expense in our statement of operations.

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

On February 27, 2002, the FASB determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective January 1, 2003. Our synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and assuming we do not alter our arrangement to maintain off-balance sheet treatment under the new rules, we would expect to recognize $72.0 million in additional property and equipment with a corresponding liability on our balance sheet as of January 1, 2003.

If we were to purchase all of the properties currently covered by the lease or if changes in accounting rules or treatment of the lease were to require us to reflect the properties on our balance sheet and income statement, the impact to the consolidated financial statements would be as follows:

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

There are additional risks associated with the synthetic lease arrangement. A deterioration in our financial condition that would cause an event of default under the synthetic lease facility, including a default on material indebtedness, including our New Credit Facility and Senior Subordinated Notes, would give the parties under the synthetic lease the right to terminate that lease, and we would be obligated to purchase or remarket the properties. In such an event, we may not be able to obtain sufficient financing to purchase the properties. In addition, changes in future operating decisions or changes in the fair market values of underlying leased properties or the associated rentals could result in significant charges or acceleration of charges in our statement of operations for leasehold abandonments or residual

                               US Oncology, Inc.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued
                                  (unaudited)


value guarantees. Because the synthetic lease payment floats with a referenced interest rate, we are also exposed to interest rate risk under the synthetic lease. A 1% increase in the referenced rate would result in an increase in lease payments of $0.7 million annually.

We are currently in compliance with covenants under our synthetic leasing facility, revolving credit facility and Senior Subordinated Notes, with no borrowings currently outstanding under the revolving credit facility. We have relied primarily on cash flows from our operations to fund working capital.

Borrowings under the revolving credit facility and advances under the synthetic leasing facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The credit facility, synthetic leasing facility and Senior Subordinated Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. Events of default include cross-defaults to all material indebtedness. Substantially all of our assets, including certain real property, are pledged as security under the credit facility and synthetic leasing facility. We currently expect that our principal use of funds in the near future will be in connection with the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers and PET centers, as well as implementation of the service line structure, with less emphasis than in past years on transactions with medical oncology practices. It is likely that our capital needs in the next several years will exceed the cash generated from operations. Thus, we may incur additional debt or issue additional debt or equity securities from time to time. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, we may be unable to obtain sufficient financing on terms satisfactory to management or at all.

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

The Company's borrowings under its synthetic leasing facility and its New Credit Facility contain an element of market risk from changes in interest rates. We have, in the past managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in the first quarter of 2002. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during the first quarter period ended March 31, 2002. No amounts are currently outstanding under the Credit Facility, nor were any amounts outstanding under the Credit Facility during the first quarter. $72.0 million is outstanding under the Master Lease Facility. Our Senior Subordinated Notes due 2012 bear interest at a fixed rate of 9.625%.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 2002. The market values that result from these computations are compared with the market values of these financial instruments at March 31, 2002. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

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

Item 2.  Changes In Securities

Not Applicable

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

      3.2 Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company's Form 8-K/A filed June 17, 1999 and incorporated herein by reference)

      4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from Form 8-A filed June 2, 1997).

      4.2 Indenture dated February 1, 2002 among US Oncology, Inc., the Guarantors named therein, and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Company's Form 8-K filed February 5, 2002).

      4.3 Registration Rights Agreement dated as of February 1, 2002 by and among US Oncology, Inc., the Guarantors named therein and UBS Warburg LLC, Deutsche Banc Alex. Brown Inc. and First Union Securities, Inc. as Initial Purchasers (filed as Exhibit 4 to, and incorporated by reference from, the Form 8-K filed February 5, 2002).

     10.1 Credit Agreement dated as of February 1, 2002 among the Company and First Union National Bank, as administrative agent, UBS Warburg LLC, as syndication agent, GE Capital Healthcare Financial Services, as documentation agent and the various Lenders named therein (filed as Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

     10.2 Amended and Restated Participation Agreement dated as of February 1, 2002 among AOR Synthetic Real Estate, Inc., the Company, First Union National Bank and the other parties identified therein (filed as Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

     10.3 Amended and Restated Credit Agreement dated as of February 1, 2002 among the Company, First Security Bank, First Union National Bank and the other parties identified therein (filed as Exhibit
               10.3 to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

(b)    Reports on Form 8-K

       (i) On January 14, 2002, the Company filed a Current Report on Form 8-K dated January 11, 2002 disclosing Item 5, Other Events, relating to a proposed private placement of approximately $175 million in senior subordinated notes.

       (ii) On February 5, 2002, the Company filed a Current Report on Form 8-K dated February 1, 2002 disclosing Item 5, Other Events, relating to the completion of a private placement of $175 million in senior subordinated notes due 2012.

                               US Oncology, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 2002              US ONCOLOGY, INC.



                           By:  /s/ R. Dale Ross
                                -----------------------------------------
                                R. Dale Ross, Chief Executive Officer
                                (duly authorized signatory)



                           By:  /s/ Bruce D. Broussard
                                ------------------------------------------
                                Bruce D. Broussard, Chief Financial Officer
                                (principal financial and accounting officer)