Form 10-Q
period 2002-06-30
US ONCOLOGY INC
filed 2002-08-13
CIK 943061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     As of August 6, 2002, 91,392,420 shares of the Registrant's Common Stock were outstanding. In addition, as of August 6, 2002, the Registrant had agreed to deliver 5,396,584 shares of its Common Stock on certain future dates for no additional consideration.

                                US ONCOLOGY, INC.
                                    FORM 10-Q
                                  JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                       Page No.

PART I.           FINANCIAL INFORMATION

        Item 1.   Condensed Consolidated Financial Statements              3

                  Condensed Consolidated Balance Sheet                     3

                  Condensed Consolidated Statement of Operations and
                  Comprehensive Income                                     4

                  Condensed Consolidated Statement of Cash Flows           5

                  Notes to Condensed Consolidated Financial Statements     6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     15

        Item 3.   Quantitative and Qualitative Disclosures about
                  Market Risks-                                           30


PART II.          OTHER INFORMATION

        Item 1.   Legal Proceedings                                       30

        Item 4.   Submission of Matters to a Vote of Security Holders     31

        Item 6.   Exhibits and Reports on Form 8-K                        32

SIGNATURES                                                                33

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                US ONCOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (in thousands, except par value)

                                   ASSETS
                                                                                 June 30, 2002       December 31, 2001
                                                                                 -------------       -----------------
                                                                                  (unaudited)
Current assets:
     Cash and equivalents....................................................   $     110,323          $      20,017
     Accounts receivable ....................................................         276,161                275,884
     Prepaid expenses and other current assets...............................          53,546                 35,334
     Due from affiliates.....................................................          47,753                 57,807
                                                                                -------------          -------------
                  Total current assets.......................................         487,783                389,042
Property and equipment, net..................................................         280,515                286,218
Management service agreements, net...........................................         331,054                379,249
Deferred income taxes........................................................          15,297                 18,085
Other assets.................................................................          26,077                 20,368
                                                                                -------------          -------------
                                                                                $   1,140,726          $   1,092,962
                                                                                =============          =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term indebtedness............................   $      23,268          $      44,040
     Accounts payable........................................................         150,918                135,570
     Due to affiliates.......................................................          12,348                 13,537
     Accrued compensation cost...............................................          16,478                 15,455
     Income taxes payable....................................................          15,121                 22,498
     Other accrued liabilities...............................................          45,056                 47,201
                                                                                -------------          -------------
                  Total current liabilities..................................         263,189                278,301
Long-term indebtedness.......................................................         212,443                128,826
                                                                                -------------          -------------
                  Total liabilities..........................................         475,632                407,127
Minority interest............................................................          10,111                  9,067

Stockholders' equity:
Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding................................................................
Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding................................................

Common Stock, $.01 par value, 250,000 shares authorized, 95,301 and
  94,819 issued, 91,869 and 92,510 outstanding...............................             953                    948
Additional paid in capital...................................................         476,179                469,999
Common Stock to be issued, approximately 5,716 and 7,295 shares..............          47,924                 56,955
Treasury Stock, 3,432 and 2,309 shares.......................................         (25,882)               (11,235)
Retained earnings............................................................         155,809                160,101
                                                                                -------------          -------------
                  Total stockholders' equity ................................         654,983                676,768
                                                                                -------------          -------------
                                                                                $   1,140,726          $   1,092,962
                                                                                =============          =============

         The accompanying notes are an integral part of this statement.

                                US ONCOLOGY, INC.
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months                  Six Months
                                                                        Ended June 30,               Ended June 30,
                                                                   2002          2001           2002           2001
                                                                 ---------    ----------     ----------     ----------
Revenue.......................................................   $ 410,972    $  383,571     $  802,324     $  751,503
Operating expenses:
     Pharmaceuticals and supplies.............................     214,220       196,759        411,815        384,632
     Field compensation and benefits..........................      86,192        80,659        172,293        158,978
     Other field costs........................................      46,402        47,077         94,261         92,076
     General and administrative...............................      15,708        14,521         29,270         28,788
     Depreciation and amortization............................      18,347        17,400         36,218         34,553
     Impairment, restructuring and other charges..............      39,268             -         39,973          5,868
                                                                 ---------    ----------     ----------     ----------
                                                                   420,137       356,416        783,830        704,895
                                                                 ---------    ----------     ----------     ----------
Income (loss) from operations.................................      (9,165)       27,155         18,494         46,608
Interest expense, net.........................................      (6,274)       (6,641)       (11,783)       (13,380)
                                                                 ---------    ----------     ----------     ----------
Income (loss) before income taxes and extraordinary loss......     (15,439)       20,514          6,711         33,228
Income tax benefit (provision)................................       5,867        (7,796)        (2,551)       (12,627)
                                                                 ---------    ----------     ----------     ----------
Net income (loss) before extraordinary loss...................      (9,572)       12,718          4,160         20,601
Extraordinary loss on early extinguishment of debt, net of
  income taxes of $5,181......................................           -             -         (8,452)             -
                                                                 ---------    ----------     ----------     ----------
Net income (loss) and comprehensive income....................   $  (9,572)   $   12,718     $   (4,292)    $   20,601
                                                                 =========    ==========     ==========     ==========

Earnings per share - basic:
Net income (loss) before extraordinary loss per share.........   $   (0.10)   $     0.13     $     0.04     $     0.21
Extraordinary loss, net of income taxes, per share............           -             -          (0.08)             -
                                                                 ---------    ----------     ----------     ----------
Net income (loss) per share...................................   $   (0.10)   $     0.13     $    (0.04)    $     0.21
                                                                 =========    ==========     ==========     ==========
Shares used in per share calculations - basic.................      99,539       100,022         99,694         99,804
                                                                 =========    ==========     ==========     ==========

Earnings per share - diluted:
Net income (loss) before extraordinary loss per share.........   $   (0.10)   $     0.13     $     0.04     $     0.21
Extraordinary loss, net of income taxes, per share............           -             -          (0.08)             -
                                                                 ---------    ----------     ----------     ----------
Net income (loss) per share...................................   $   (0.10)   $     0.13     $    (0.04)    $     0.21
                                                                 =========    ==========     ==========     ==========
Shares used in per share calculations - diluted...............      99,539       100,306         99,694        100,177
                                                                 =========    ==========     ==========     ==========

          The accompanying notes are an integral part of this statement

                                US ONCOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30,

                                                                                       2002              2001
                                                                                    ---------          ---------
Cash flows from operating activities:
Net income (loss) ............................................................      $  (4,292)         $  20,601
Non cash adjustments:
      Depreciation and amortization ..........................................         36,218             34,553
      Impairment, restructuring and other charges ............................         41,584                331
      Extraordinary loss on early extinguishment of debt, net of income taxes           8,452               --
      Gain on sale of assets .................................................         (3,917)              --
      Deferred income taxes ..................................................          2,788              8,911
      Undistributed earnings in joint ventures ...............................          1,211               --
      Changes in operating assets and liabilities: ...........................         (2,952)            43,267
                                                                                    ---------          ---------
           Net cash provided by operating activities .........................         79,092            107,663
                                                                                    ---------          ---------
Cash flows from investing activities:
      Acquisition of property and equipment ..................................        (27,995)           (30,512)
      Net payments in affiliation transactions ...............................             --               (565)
                                                                                    ---------          ---------
           Net cash used by investing activities .............................        (27,995)           (31,077)
                                                                                    ---------          ---------
Cash flows from financing activities:
      Proceeds from Credit Facility ..........................................         24,500             20,000
      Repayment of Credit Facility ...........................................        (24,500)           (80,000)
      Proceeds from Senior Subordinated Notes ................................        175,000                 --
      Repayment of Senior Secured Notes ......................................       (100,000)                --
      Repayment of other indebtedness ........................................        (11,913)           (10,926)
      Deferred financing costs ...............................................         (7,449)                --
      Proceeds from exercise of options ......................................          2,224              3,059
      Purchase of Treasury Stock .............................................         (6,922)                --
      Payment of premium upon early extinguishment of debt ...................        (11,731)                --
                                                                                    ---------          ---------
           Net cash provided (used) by financing activities ..................         39,209            (67,867)
                                                                                    ---------          ---------
Increase in cash and equivalents .............................................         90,306              8,719
Cash and equivalents:
      Beginning of period ....................................................         20,017              3,389
                                                                                    ---------          ---------
      End of period ..........................................................      $ 110,323          $  12,108
                                                                                    =========          =========
Interest paid ................................................................      $   6,250          $   7,887
Taxes paid ...................................................................      $   1,959          $      --
Non cash transactions:
      Value of Common Stock to be issued in affiliation transactions .........      $      --          $     337
      Delivery of Common Stock in affiliation transactions ...................          8,926              6,148
      Debt issued in affiliation transactions ................................             --              1,145
      Value of Common  Stock, received in exchange for assets ................          9,735                 --
      Value of forfeited Common Stock to be issued from contract separations .            105                326
      Debt forfeited from contract separations ...............................            867                 --


          The accompanying notes are an integral part of this statement

                               US UNCOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

NOTE 2 - REVENUE

The Company provides the following services to physician practices: oncology pharmaceutical management, outpatient cancer center operations, cancer research and development, and other practice management services. The Company currently earns revenue from physician practices under two models, the physician practice management (PPM) model and the service line model. Under the PPM model, the Company enters into long term agreements with affiliated practices to provide comprehensive services, including all those described above, and the practices pay the Company a service fee and reimburse all expenses. Under the service line model, the first three services described above are offered by the Company under separate agreements for each service line.

Net operating revenue includes the two components - net patient revenue and the Company's other revenue.

   o Net patient revenue. The Company reports net patient revenue for those business lines under which the Company's revenue is derived from payments for medical services to patients and the Company is responsible for billing those patients. Currently, net patient revenue is comprised of patient revenue of affiliated practices under the PPM model. Net patient revenue also will include revenues of practices that enter into agreements under the outpatient cancer center operations service line.

   o Other revenue. Other revenue is revenue derived from sources other than patient services of affiliated practices. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization. Other revenue also includes revenues from pharmaceutical services rendered by the Company under our oncology pharmaceutical management service line agreement.

Net patient revenue is recorded when services are rendered to patients based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

Under the Company's PPM service agreements, amounts retained by the affiliated physician groups for physician compensation are primarily derived under two models. Under the first model (the net revenue model), amounts retained by physician groups are based upon a specified amount (typically 23% of net revenue) and, if certain financial criteria are satisfied, an incremental performance-based amount. Under the second model (the earnings model), amounts retained by practices are based upon a percentage (typically 65% - 75%) of the difference between net patient revenues less direct expenses, excluding interest expense and taxes.

The Company's revenue is equal to net operating revenue minus amounts retained by the practices under the Company's PPM service agreements.

                            US UNCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (unaudited)


The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                  THREE MONTHS                   SIX MONTHS
                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                              2002          2001            2002         2001
                                          -----------    -----------    -----------    -----------
    Net operating revenue ............... $   531,795    $   491,869    $ 1,032,744    $   965,735
    Amounts retained by practices .......    (120,823)      (108,298)      (230,420)      (214,232)
                                          -----------    -----------    -----------    -----------
    Revenue ............................. $   410,972    $   383,571    $   802,324    $   751,503
                                          ===========    ===========    ===========    ===========

The Company's most significant service agreement, which is the only service agreement that represents more than 10% of revenues to the Company, is with Texas Oncology, P.A. (TOPA), which is managed under the earnings model. TOPA accounted for approximately 23% and 24%, respectively, of the Company's total revenue for the second quarter of 2002 and 2001, and for 23% and 24%, of the Company's total revenue for the six month periods ended June 30, 2002 and 2001, respectively.

NOTE 3 - IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, focusing on non-core assets and activities of the Company to determine whether they were still consistent with the Company's strategic direction. As a result, the Company recorded a restructuring charge in the fourth quarter of 2000. Details of restructuring charge activity relating to that charge for the six months ended June 30, 2002 are as follows (in thousands):


                                              ACCRUAL AT                         ACCRUAL AT
                                           DECEMBER 31, 2001      PAYMENTS      JUNE 30, 2002
                                           -----------------      --------      -------------
  Severance of employment agreement........   $    215           $    (18)       $    197
  Site closures............................      1,081               (160)            921
                                              --------           ---------       --------
  Total....................................   $  1,296           $   (178)       $  1,118
                                              ========           =========       ========

The Company has recognized a deferred income tax benefit for substantially all of these charges as many of these items will be deductible for income tax purposes in subsequent periods.

In the first quarter of 2001, the Company announced plans to further reduce overhead costs and recognized additional pre-tax restructuring charges of $5.9 million, consisting of (i) a $3.1 million charge relating to the elimination of approximately 50 personnel positions, (ii) a $2.5 million charge for remaining lease obligations and related improvements at sites the Company determined to close, and (iii) a $0.3 million charge relating to abandoning certain software applications. All of the charges were recorded in the first quarter of 2001. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". As a result, the Company recorded the following pre-tax charges during the first quarter of 2001, with activity through June 30, 2002 (in thousands):


                                RESTRUCTURING                   ASSET          ACCRUAL AT                    ACCRUAL AT
                                  EXPENSES       PAYMENTS    WRITE-DOWNS    DECEMBER 31, 2001   PAYMENTS   JUNE 30, 2002
                                  --------       --------    -----------    -----------------   --------   -------------
Costs related to personnel
 reductions...................  $   3,113        $  (2,900)  $       -        $     213          $  (213)     $      -
Closure of facilities ........      2,455           (1,323)          -            1,132             (131)        1,001
Abandonment of software
 applications.................        300                -        (300)               -                -             -
                                ---------        ---------   ---------        ---------          -------      --------
Total.........................  $   5,868        $  (4,223)  $    (300)       $   1,345          $  (344)     $  1,001
                                =========        =========   =========        =========          =======      ========

                               US UNCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (unaudited)

During the three months and six months ended June 30, 2002, the Company recognized the following impairment, restructuring and other charges (in thousands):


                                                  Three Months Ended  Six Months Ended
                                                    June 30, 2002      June 30, 2002
                                                    -------------      -------------
Service line conversions .........................  $       7,545      $       7,545
Impairment of service agreement ..................         33,821             33,821
Consulting costs for implementing service line ...          1,033              1,397
Personnel reduction costs ........................            568                909
Gain on sale of practice assets ..................         (3,917)            (3,917)
Impairment of working capital assets, net ........            218                218
                                                    -------------      -------------
                                                    $      39,268      $      39,973
                                                    =============      =============

The service line conversions charge related to transitioning two PPM practices to the service line model during the second quarter, and comprises (i) a $5.9 million write-off of the net intangible value of the PPM service agreements at those practices since those agreements were terminated and new agreements were executed to provide only oncology pharmaceutical management services, and a $2.1 million write-off of working capital at those practices, less (ii) $0.4 million in consideration that would have been paid by the Company that was forfeited by the physicians in those transactions.

The impairment of the service agreement was a non-cash, pretax charge of $33.8 million related to a revenue model service agreement that became impaired during the second quarter based upon the Company's analysis of projected cash flows under that agreement, taking into account developments in that market during the quarter.

During the second quarter of 2002 the Company recognized $1.0 million in professional fees in connection with the implementation of the service line model and $0.6 million for personnel reductions. During the first quarter of 2002, the Company also recognized charges of $0.7 million consisting of: (i) $0.3 million in costs related to personnel reductions, and (ii) $0.4 million in consulting fees related to the Company's conversion to the service line model.

During the second quarter of 2002, the Company terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for the delivery to the Company of 1.1 million shares of the Company's Common Stock, which had a fair market value of $9.7 million at the date of the termination based on the then trading price per share of $8.85. In connection with that sale, the Company also recognized a write-off of a receivable of $0.5 million due from the physicians and agreed to make during the third quarter of 2002 a cash payment to the buyer of $0.6 million to reflect purchase price adjustments. The transaction resulted in the Company recognizing a $3.9 million gain.

The $0.2 million net impairment of working capital assets comprised (i) an aggregate charge of $3.3 million for the reduction in the estimated recoverable amount of working capital assets of four practices with which the Company believes it will terminate its relationships, reduced by (ii) an increase in the Company's estimates of the recoverable amount of working capital assets of a practice with which the Company separated effective July 1, 2002 on terms that included payment for working capital in excess of anticipated recovery and of another practice which management had previously believed would terminate its relationship with the Company, but no longer expect to do so.

NOTE 4 - EXTRAORDINARY LOSS

During the first quarter of 2002, the Company recorded an extraordinary loss of $13.6 million, before income taxes of $5.2 million, in connection with the early extinguishment of the $100 million Senior Secured Notes due 2006 and the previously existing credit facility. The loss consists of payment of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

                               US UNCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (unaudited)

NOTE 5 - CAPITALIZATION

During 2000, the Company acquired 5,057,786 shares of Common Stock at an average price of $4.72 per share, pursuant to a share repurchase authorized by the Board of Directors in March 2000.

In March 2002, the Board of Directors of the Company authorized the repurchase of up to $35 million in shares of its Common Stock in public or private transactions and authorized the Company to accept up to $15 million in shares of its Common Stock in connection with terminating service agreements with physician groups.

The table below sets forth the Company's Treasury Stock activity for the six months ended June 30, 2002 (shares in thousands):


                                                                                          Average
                                                                           Shares     Purchase Price
                                                                          --------    --------------
Treasury Stock shares as of December 31, 2001 ..........................     2,309        $4.72
Treasury Stock purchases ...............................................     1,235         8.70
Treasury Stock received in connection with the sale of certain assets...     1,100
Treasury Stock issued in connection with affiliation transactions ......    (1,212)
                                                                          --------
Treasury Stock shares as of June 30, 2002 ..............................     3,432
                                                                          ========


NOTE 6 - INDEBTEDNESS

As of June 30, 2002 and December 31, 2001, respectively, the Company's long-term indebtedness consisted of the following (in thousands):

                                                     June 30,     December 31,
                                                       2002           2001
                                                    ---------     -----------
   8.42% Senior Secured Notes due 2006 ...........  $      --     $  100,000
   9.625% Senior Subordinated Notes due 2012 .....    175,000             --
   Notes Payable .................................      1,968          2,733
   Subordinated Notes ............................     56,490         67,438
   Capital lease obligations and other ...........      2,253          2,695
                                                    ---------     ----------
                                                      235,711        172,866
   Less: current maturities ......................    (23,268)       (44,040)
                                                    ---------     ----------
                                                    $ 212,443     $  128,826
                                                    =========     ==========

Credit Facility

In June 1999, the Company amended and restated its existing loan agreement and revolving credit/term facility. Under the terms of that agreement, the amounts available for borrowing were $275 million, including a $100 million facility that expired in June 2000, leaving availability of $175 million expiring in June 2004.

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

                               US UNCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (unaudited)

Borrowings under the New Credit Facility are secured by substantially all of the Company's assets. At the Company's option, funds may be borrowed at the Base interest rate or the London Interbank Offered Rate (LIBOR), plus an amount determined under a defined formula. The Base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. No amounts were borrowed or outstanding under this New Credit Facility during the first six months of 2002.

Senior Secured Notes

In November 1999, the Company issued $100 million in senior secured notes (Senior Secured Notes) to a group of institutional investors. The notes bore interest at 8.42%, matured in equal annual installments of $20 million from 2002 through 2006 and ranked equally in right of payment with all current and future senior indebtedness of the Company. The Senior Secured Notes contained restrictive financial and operational covenants and were secured by the same collateral as the Company's previous Credit Facility.

The Senior Secured Notes were repaid in full on February 1, 2002 with the proceeds of the Company's Senior Subordinated Notes.

Senior Subordinated Notes

On February 1, 2002, the Company issued $175 million in 9.625% senior subordinated notes (Senior Subordinated Notes) to various institutional investors in a private offering pursuant to Rule 144A. The notes were subsequently exchanged for substantially identical notes in an offering registered under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under the Senior Subordinated Notes are subordinated, in substantially all respects, to the Company's New Credit Facility and other "Senior Indebtedness," as defined in the indenture governing the Senior Subordinated Notes.

Proceeds from the Senior Subordinated Notes were used to pay off the $100 million in borrowings under the existing Senior Secured Notes, an $11.7 million prepayment penalty on the early termination of the Senior Secured Notes and facility fees and related expenses associated with establishing the Senior Subordinated Notes and New Credit Facility of $4.8 million and $2.7 million, respectively. Costs incurred in connection with extinguishment of the Company's previous Senior Secured Notes, including the prepayment penalty were expensed in the first quarter of 2002 and reflected as an extraordinary loss in the Company's condensed consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the Senior Subordinated Notes, including facility fees are being capitalized and amortized over the term of those notes.

Notes payable

The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and mature between 2002 to 2005. The notes are payable to physicians with whom the Company entered into long-term service agreements and relate to affiliation transactions. The notes payable are unsecured.

Subordinated notes

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at June 30, 2002 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt (including the Senior Subordinated Notes). If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement.

Capital lease obligations and other indebtedness

Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in affiliation transactions.

Master Leasing Facility

The Company has entered into an operating lease arrangement, known as a "synthetic lease", under which a special purpose entity has acquired title to properties, paid for the construction costs and leased to the Company the real estate and equipment at some of the Company's cancer centers. The synthetic lease facility was funded by a syndicate of financial institutions.

                               US UNCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (unaudited)

The synthetic lease was entered into in December 1997 and matures in June 2004. As of June 30, 2002, the Company had $72.0 million outstanding under the synthetic lease facility, and no further amounts are available under that facility. The annual lease cost of the synthetic lease is approximately $3.6 million, based on interest rates in effect as of June 30, 2002. At June 30, 2002, the lessor under the synthetic lease held real estate assets (based on original acquisition and construction costs) of approximately $59.2 million and equipment of approximately $12.8 million (based on original acquisition cost) at nineteen locations. On February 1, 2002, the Company amended and restated the synthetic lease agreement primarily to replace certain lenders.

The lease is renewable in one-year increments, but only with consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is otherwise terminated, the Company must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. Defaults under the lease, which include cross-defaults to other material debt, could result in such a termination and require the Company to purchase or remarket the properties. If the Company sells the properties to third parties, it has guarantees on the residual value up to 85% of the total amount outstanding for the properties. The guarantee obligations are secured by substantially all of the Company's assets. The primary lease obligations are secured by the lease properties.

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

The synthetic lease is an operating lease under generally accepted accounting principles "GAAP" and therefore the obligations are not recorded as debt and the underlying properties and equipment are not recorded as assets on the Company's balance sheet. The Company's rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments, and are excluded from the Company's aggregate debt maturities.

The FASB determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective April 1, 2003. The Company's synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and assuming the Company does not alter the arrangement to maintain off-balance sheet treatment under the new rules, the Company would expect to recognize $72.0 million in additional property and equipment with a corresponding liability on the Company's balance sheet as of April 1, 2003.

NOTE 7 - EARNINGS PER SHARE

The Company computes earnings per share and discloses basic and diluted earnings per share (EPS). The computation of basic EPS is based on a weighted average number of outstanding shares of Common Stock and Common Stock to be issued during the periods. The Company includes Common Stock to be issued in both basic and diluted EPS as there are no foreseeable circumstances that would relieve the Company of its obligation to issue these shares. The computation of the diluted EPS is based on a weighted average number of outstanding shares of Common Stock and Common Stock to be issued during the periods as well as all dilutive potential Common Stock calculated under the treasury stock method.

                               US UNCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (unaudited)

The table below summarizes the determination of shares used in per share calculations (in thousands):

                                                                                Three Months           Six Months
                                                                               Ended June 30,         Ended June 30,
                                                                             -------------------    -------------------
                                                                               2002       2001        2002        2001
                                                                             --------   --------    --------   --------
Outstanding at end of period:
    Common Stock .........................................................     91,869     90,835      91,869     90,835
    Common Stock to be issued ............................................      5,716      9,440      5,716       9,440
                                                                             --------   --------    --------   --------
                                                                               97,585    100,275      97,585    100,275

    Effect of weighting and Treasury Stock ...............................      1,954       (253)      2,109       (471)
                                                                             --------   --------    --------   --------
Shares used in per share calculations-basic ..............................     99,539    100,022      99,694     99,804
Effect of weighting and assumed share equivalents for grants
  of stock options at less than the weighted average price ...............          -        284           -        373
                                                                             --------   --------    --------   --------
Shares used in per share calculations-diluted ............................     99,539    100,306      99,694    100,177
                                                                             ========   ========    ========   ========
Anti-dilutive stock options not included  above ..........................     16,005      4,648      16,005      4,648
                                                                             ========   ========    ========   ========

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

Beginning in the first quarter of 2002, the Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by service line, and that sufficient information is now available to permit such reporting. The Company's reportable segments are oncology pharmaceutical management, other practice management services, outpatient cancer center operations, and cancer research and development. The oncology pharmaceutical management segment purchases and manages specialty oncology pharmaceuticals for our affiliated practices. Management of the administrative aspects of affiliated medical oncology practices is included in the other practice management services segment. The outpatient cancer center operations segment develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The cancer research and development services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The operating results of this segment are reflected in the "other" category. The Company's business is conducted entirely in the United States.

The financial results of the Company's segments are presented on the accrual basis. For the first six months of 2002, 98.5% of the Company's oncology pharmaceutical management revenue and outpatient cancer center revenue was derived from the PPM model with the remainder derived under service line model agreements to provide oncology pharmaceutical management services. To determine results of the oncology pharmaceutical management segment with respect to practices managed under the Company's PPM model, we have assumed that the pharmaceuticals purchased and pharmacy management services under this segment are provided at rates consistent with the rates at which we are offering those services outside of the PPM model. Therefore, the financial results of that segment include inter-segment revenues with other practice management services reflecting PPM results after the effect of removing the oncology pharmaceutical management results and outpatient cancer center operations results (which are actual results of that service line within the PPM model) disclosed below. As such, the combined operating results of the oncology pharmaceutical management segment and other practice management segments for the six months ended June 30, 2002 represent the operating results under the Company's PPM activities relative to the management of the non-medical aspects of affiliated medical oncology practices plus the results under oncology pharmaceutical management services for practices under service line model agreements.

                               US UNCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (unaudited)

The Company evaluates the performance of its segments based on, among other things, earnings before interest, taxes, depreciation, amortization, impairment, restructuring and other charges and extraordinary loss (EBITDA).

The Company has not disclosed prior year's segment data on a comparative basis because management could not obtain comparative data for prior years due to financial systems limitations. Asset information by reportable segment is not reported since the Company does not produce such information internally.

The table below presents information about reported segments for the three and six months ended June 30, 2002 (in thousands):

                                                     THREE MONTHS   SIX MONTHS
                                                        ENDED         ENDED
                                                    JUNE 30, 2002  JUNE 30, 2002
                                                   --------------  -------------
   Net operating revenue:
       Oncology pharmaceutical management .......  $      224,952  $    430,584
       Other practice management services .......         213,335       414,636
                                                   --------------  ------------
       Medical oncology .........................         438,287       845,220
       Outpatient cancer center operations ......          78,509       156,244
       Other ....................................          14,999        31,280
                                                   --------------  ------------
                                                   $      531,795  $  1,032,744
                                                   ==============  ============
   Revenue:
       Oncology pharmaceutical management .......  $      225,439  $    431,692
       Other practice management services .......         117,753       234,751
                                                   --------------  ------------
       Medical oncology .........................         343,192       666,443
       Outpatient cancer center operations ......          54,076       107,134
       Other ....................................          13,704        28,747
                                                   --------------  ------------
                                                   $      410,972  $    802,324
                                                   ==============  ============
   EBITDA:

       Oncology pharmaceutical management .......  $       20,761  $     39,035
       Other practice management services .......          23,613        47,100
                                                   --------------  ------------
       Medical oncology .........................          44,374        86,135
       Outpatient cancer center operations ......          17,938        33,921
       Other ....................................           1,846         3,899
                                                   --------------  ------------
                                                           64,158       123,955
       General and administrative expenses ......         (15,708)      (29,270)
                                                   --------------  ------------
                                                   $       48,450  $     94,685
                                                   ==============  ============

The following is a reconciliation of net operating revenue to consolidated revenue (in thousands):

                                                    THREE MONTHS   SIX MONTHS
                                                       ENDED          ENDED
                                                    JUNE 30, 2002  JUNE 30, 2002
                                                   --------------  -------------
       Net operating revenue.....................  $      531,795  $  1,032,744
       Less: amounts retained by the practices...        (120,823)     (230,420)
                                                   --------------  -------------
       Revenue...................................  $      410,972  $    802,324
                                                   ==============  =============

                               US UNCOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (unaudited)

The following is a reconciliation of EBITDA to consolidated income (loss) from operations (in thousands):

                                                    Three Months     Six Months
                                                      Ended            Ended
                                                  June 30, 2002   June 30, 2002
                                                  --------------  -------------
  EBITDA........................................  $       48,450  $      94,685
  Depreciation and amortization.................         (18,347)       (36,218)
  Impairment, restructuring and other charges...         (39,268)       (39,973)
                                                  --------------  -------------
  Income (loss) from operations.................  $       (9,165) $      18,494
                                                  ==============  =============


NOTE 9 - COMMITMENTS AND CONTINGENCIES

As disclosed in Part II, Item 1, under the heading "Legal Proceedings," the Company is aware that it and certain of its subsidiaries and affiliated practices are the subject of allegations that their billing practices may violate the Federal False Claims Act. These allegations are contained in qui tam lawsuits filed under seal. The Department of Justice has informed the Company that it does not intend to pursue these lawsuits, but individual plaintiffs may still do so. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No.4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). In general, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company is currently assessing the impact of this new standard.

NOTE 11 - SUBSEQUENT EVENT

Effective July 1, 2002, the Company terminated its PPM service agreement with a physician practice, consisting of sixteen physicians, under the net revenue model. This practice represented 2.5% of the Company's revenue for the first six months of 2002. The Company received $3.7 million in cash from the practice as consideration for the termination and for practice assets, including working capital, sold back to the practice and expects to record a $3.4 million gain in the third quarter of 2002.

                               US UNCOLOGY, INC.

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

GENERAL

We provide comprehensive services to our network of affiliated practices, made up of more than 850 affiliated physicians in over 450 sites, with the mission of expanding access to and improving the quality of cancer care in local communities and advancing the delivery of care. The services we offer include:

o Oncology Pharmaceutical Management. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $700 million of pharmaceuticals through a network of more than 400 admixture sites, 31 licensed pharmacies, 51 pharmacists and 180 pharmacy technicians.

o Outpatient Cancer Center Operations. We develop and manage comprehensive, community-based cancer centers which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 77 integrated community-based cancer centers and manage over one million square feet of medical office space. We have installed and manage 13 Positron Emission Tomography (PET) units, as well as 59 Computerized Axial Tomography (CT) units.

o Cancer Research and Development Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently manage 98 clinical trials, supported by our network of over 650 participating physicians in more than 330 research locations. During the first six months of 2002, we enrolled over 1,600 new patients in research studies.

o Other Practice Management Services. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems, and capital allocation to facilitate growth in practice operations.

Historically, we have contracted with physician groups to provide all of the above services under the PPM model. Under the PPM model, we enter into long-term agreements with affiliated practices to provide comprehensive management services, including all of the above service lines, to our affiliated practices, and the practices pay us a service fee and reimburse us for all expenses. Under some agreements, the fees are based on practice earnings before taxes - known as the "earnings model". In others, the fee consists of a fixed fee, a percentage of the practice's revenues (in most states) and, if certain performance criteria are met, a performance fee - known as the "net revenue model". Under the net revenue model, the practice is entitled to retain a fixed portion of its net revenue before any service fee is paid, provided that all operating expenses have been reimbursed.

We believe that the earnings model properly aligns practice priorities with respect to appropriate business operations and cost control, with us and the practice sharing proportionately in practice profitability, while the net revenue model results in us disproportionately bearing the impact of increases or declines in operating margins. For this reason, we have, since 2001, been negotiating with practices under the net revenue model to convert to the earnings model. Since the beginning of 2001 and through June 30, 2002, fourteen practices accounting for 22.3% of our net operating revenue in the first six months of 2002 have converted to the earnings model. 62.4% of net operating revenue in the second quarter of 2002 is attributable to practices on the earnings model as of June 30, 2002. Currently, 66% of the net operating revenue is attributable to practices that are either on the earnings model or the service line model.

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

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

To implement this service line strategy, we have organized the company in three divisions, and manage and operate our business under distinct service lines. This report includes segment financial information (See Note 8 to Condensed Consolidated Financial Statements), which reflects a division of our existing PPM operations into the various service line offerings in the PPM relationship. As we enter into new service line model agreements, we will report revenue from those agreements in the appropriate segment.

Under the service line model, we are offering physician groups three service lines, each with a separate agreement. Those agreements are structured as follows:

o Oncology Pharmaceutical Management. We are responsible for providing comprehensive pharmaceutical management and will be paid on a per-dose basis for the pharmaceutical agent and on a per-dose basis for admixture services. Affiliated practices are required to purchase substantially all of their drugs through us. We also act as a group purchasing organization and will receive a fee from pharmaceutical manufacturers for this service, as well as providing data and informational services to pharmaceutical companies.

o Outpatient Cancer Center Operations. We agree to develop outpatient cancer centers under development agreements and leases with physician groups. Under the leases, we expect to receive our economic costs of the property plus an amount sufficient to give us a predetermined rate of return on invested capital. In addition, we provide management services and expect to receive an additional fee of 30% of net earnings from radiation operations, subject to adjustments.

o Cancer Research and Development. We contract with pharmaceutical companies and others needing research services on a per trial basis. Our contracts with physician groups outline the terms of access to clinical trials and provide for research related services. We will pay physicians for each trial based on economic considerations relating to that trial.

All of our PPM practices are being afforded the opportunity to terminate their existing service agreements, repurchase certain of their operating assets, and enter into new service line model agreements. We cannot assure you as to how many practices will take this opportunity or the timing of transition, and we currently expect that a large percentage of existing affiliated practices will remain on the PPM model for the foreseeable future. During the second quarter of 2002, two of our PPM practices, comprised of nine physicians, terminated their PPM agreements and entered into service line model agreements. As practices transition to this service line model, we would expect the financial impact to be receipt of cash payments, recognition of restructuring and reorganization costs (which are mainly non-cash charges), and a reduction in our revenues and earnings related to those practices. We cannot more accurately predict the magnitude or timing of this financial impact until practices agree to change structures. For those practices that remain on the PPM model, we will continue to negotiate with "net revenue model" practices to move to the "earnings model", and otherwise to manage those practices pursuant to existing agreements.

In addition to converting two PPM practices to the service line model, we have entered into service line model agreements with two practices in new markets, both of which were effective during the second quarter of 2002.

During 2001, we terminated service agreements with four oncology practices. For purposes of the following discussion and analysis, same practice revenues exclude the results of these disaffiliated practices.

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) any statements contained herein regarding the prospects for any of our business or services and our development activities relating to the service line model, cancer centers and PET installations; (iii) any statements preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends", "estimates", "plans" or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

US Oncology's business and results of operations are subject to risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Factors that could cause actual results to differ materially include, but are not limited to, the degree to which practices managed by us convert to the earnings model or service line model, our ability to attract and retain additional physicians and practices under the service line model, expansion into new markets, our ability to develop and complete cancer centers and PET installations, our ability to maintain good relationships with our affiliated practices, government regulation and enforcement, proposed changes in accounting rules relating to our leasing facility, reimbursement for healthcare services, particularly including reimbursement for pharmaceuticals, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, our ability to create and maintain favorable relationships with pharmaceutical companies and other suppliers, and the operations of the Company's affiliated physician groups. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, particularly the section entitled "Risk Factors," for a more detailed discussion of certain of these risks and uncertainties.

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

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation, revenue recognition, general estimates of accruals, intangible asset amortization and impairment, and the treatment of synthetic leases. Please refer to the notes to our condensed consolidated

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

financial statements, particularly Note 1, and the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed discussion of such policies.

Currently, there is a tentative conclusion regarding accounting treatment of off-balance sheet financing vehicles. A change in accounting rules relating to off-balance sheet financing might require us to change our accounting treatment of our synthetic lease financing. On February 27, 2002, the Financial Standards Accounting Board (FASB) determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective April 1, 2003. Our synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and we do not alter the arrangement to maintain off-balance sheet treatment under the new rules, we would expect to recognize $72.0 million in additional property and equipment with a corresponding liability on our balance sheet as of January 1, 2003. The possible impact of such a change is discussed below in "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

The Company was affiliated with the following number of physicians by specialty as of June 30,:

                                                           2002     2001
                                                          ------   ------
        Medical oncologists ............................     676      654
        Radiation oncologists ..........................     126      122
        Diagnostic radiologists / other oncologists ....      69       68
                                                          ------   ------
                                                             871      844
                                                          ======   ======

The following table sets forth the sources for growth in the number of physicians affiliated with the Company:

                                              THREE MONTHS       SIX MONTHS
                                                  ENDED            ENDED
                                                 JUNE 30,         JUNE 30,
                                              2002      2001    2002      2001
                                             ------    ------  ------    ------
Affiliated physicians, beginning of period .    867       860     868       869
Physician practice affiliations ............     11        --      11         6
Recruited physicians .......................     12        15      19        22
Physician practice separations .............     --       (18)     --       (18)
Retiring/Other .............................    (19)      (13)    (27)      (35)
                                             ------    ------  ------    ------
Affiliated physicians, end of period .......    871       844     871       844
                                             ======    ======  ======    ======

The following table sets forth the number of cancer centers and PET units managed by the Company as of June 30,:

                                           2002         2001
                                          ------       ------

               Cancer centers...........    77            74

               PET units................    13             7

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

The following table sets forth the key operating statistics as a measure of the volume of services provided by the practices:


                                               THREE MONTHS             SIX MONTHS
                                               ENDED JUNE 30,          ENDED JUNE 30,
                                              2002        2001        2002        2001
                                           ---------   ---------   ---------    ---------
Medical oncology visits .................    617,635     602,315   1,234,848    1,214,441
Radiation treatments ....................    162,259     163,175     325,270      327,025
PET scans ...............................      3,088       1,191       6,012        2,224
New patients enrolled in research studies        766         995       1,614        1,946

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations and Comprehensive Income. The information that follows should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.


                                                                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                      2002           2001          2002          2001
                                                                   ---------      ---------     ---------     -------
   Revenue......................................................      100.0%         100.0%       100.0%        100.0%
   Operating expenses:
      Pharmaceuticals and supplies..............................       52.1           51.3         51.3          51.2
      Field compensation and benefits...........................       21.0           21.0         21.5          21.1
      Other field costs.........................................       11.3           12.3         11.8          12.3
      General and administrative................................        3.8            3.8          3.6           3.8
      Impairment, restructuring and other charges...............        9.5           --            5.0           0.8
      Depreciation and amortization.............................        4.5            4.5          4.5           4.6
                                                                  ---------      ---------     --------      --------
   Income (loss) from operations................................       (2.2)           7.1          2.3           6.2
   Net interest expense.........................................       (1.5)          (1.7)        (1.5)         (1.8)
                                                                  ---------      ---------     --------      --------
   Income (loss) before income taxes, and extraordinary loss....       (3.7)           5.4          0.8           4.4
   Income tax benefit (provision)...............................        1.4           (2.1)        (0.3)         (1.7)
                                                                  ---------      ---------     --------      --------
   Net income (loss) before extraordinary loss..................       (2.3)           3.3          0.5           2.7
   Extraordinary loss, net of income taxes......................         --             --         (1.0)           --
                                                                  ---------      ---------     --------      --------
   Net income (loss)............................................       (2.3)%          3.3%        (0.5)%         2.7%
                                                                  =========      =========     ========      ========

Revenue. Our revenue is net operating revenue, less the amount of net operating revenue retained by our affiliated physician practices under PPM service agreements. The following presents the amounts included in determination of our revenue (in thousands):


                                               THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                   2002        2001          2002           2001
                                                 --------    --------        ----------    ----------
   Net operating revenue......................  $ 531,795   $ 491,869        $1,032,744     $ 965,735
   Amounts retained by the practices..........   (120,823)   (108,298)         (230,420)     (214,232)
                                                ---------   ---------        ----------     ---------
   Revenue....................................  $ 410,972   $ 383,571        $  802,324     $ 751,503
                                                =========   =========        ==========     =========

Net operating revenue includes two components - net patient revenue and our other revenue:

o Net patient revenue. We report net patient revenue for those business lines under which our revenue is derived from payments for medical services to patients and we are responsible for billing those patients. Currently, net patient revenue is comprised of patient revenue of affiliated practices under the PPM model. Net patient

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

     revenue also will include revenues of practices that enter into agreements under the outpatient cancer center operations service line.

o Other revenue. Other revenue is revenue derived from sources other than patient services of affiliated practices. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization. Other revenue also includes revenues from pharmaceutical services rendered by us under our Oncology Pharmaceutical Management service line agreement.

Net patient revenue for services to patients by the practices are recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Difference between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net operating revenue is reduced by amounts retained by the practices under our services agreement to arrive at our revenue.

Amounts retained by practices increased from $214.2 million for the first six months of 2001 to $230.4 million for the first six months of 2002, an increase of $16.2 million, or 7.6%. Amounts retained by practices increased from $108.3 million in the second quarter of 2001 to $120.8 million in the second quarter of 2002, an increase of $12.5 million, or 11.6%. Such increase in amounts retained by practices are directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. Amounts retained by practices as a percentage of net operating revenue increased from 22.2% to 22.3% for the six months ended June 30, 2001 and 2002, respectively, and from 22.0% to 22.7% for the second quarters of 2001 and 2002, respectively, as a result of increased profitability of the practices.

Net operating revenue increased from $965.7 million in the first six months of 2001 to $1,032.7 million in the first six months of 2002, an increase of $67.0 million, or 6.9%. Same practice net operating revenue (which excludes the results of practices with which we disaffiliated since June 30, 2001) increased from $933.6 million for the first six months of 2001 to $1,032.7 million for the first six months of 2002, an increase of $99.2 million, or 10.6%. Net operating revenue increased from $491.9 million for the second quarter of 2001 to $531.8 million for the second quarter of 2002, an increase of $39.9 million, or 8.1%. Same practice net operating revenue increased from $476.5 million for the second quarter of 2001 to $531.8 million for the second quarter of 2002, an increase of $55.3 million, or 11.6%. Revenue growth was caused by increases in revenues attributable to pharmaceuticals and to cancer center operations. Revenue growth from cancer center operations is attributable to the increase in diagnostic services, primarily PET. PET scans increased from 2,224 in the first six months of 2001 to 6,012 in the first six months of 2002, an increase of 3,788, or 170.3%. PET scans increased from 1,191 in the second quarter of 2001 to 3,088 for the second quarter of 2002, an increase of 1,897, or 159.3%. The increase in the number of PET scans is attributable to our opening six PET units since June 30, 2001, as well as growth of 38.3% in the number of treatments on the three PET units that were operational during the first six months of 2001. We currently have 15 cancer centers and 12 PET installations in various stages of development. We expect to open three cancer centers and six PET installations during the remainder of 2002.

Operating Segments. The following table shows our net operating revenue by segment for the three months ended June 30, 2002 and March 31, 2002 and the six months ended June 30, 2002 (in thousands). Since this is the first year in which we have reportable segments, and for which sufficient information is now available to permit such reporting, no prior year comparable information is available (see Note 8 to Condensed Consolidated Financial Statements):


                                                Three Months Ended     Three Months Ended      Six Months Ended
                                                   June 30, 2002         March 31, 2002          June 30, 2002
                                                   -------------         --------------          -------------
   Oncology pharmaceutical management ......        $  224,952            $  205,632            $  430,584
   Other practice management services ......           213,335               201,301               414,636
                                                    ----------            ----------            ----------
   Medical oncology ........................           438,287               406,933               845,220
   Outpatient cancer center operations .....            78,509                77,735               156,244
   Other                                                14,999                16,281                31,280
                                                    ----------            ----------            ----------
                                                    $  531,795            $  500,949            $1,032,744
                                                    ==========            ==========            ==========

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

Medical oncology net operating revenue increased from $406.9 million in the first quarter of 2002 to $438.3 million for the second quarter of 2002, an increase of $31.4 million or 7.7%. This increase was due to the increased utilization of certain drugs.

Outpatient cancer center operations net operating revenue increased from $77.7 million in the first quarter of 2002 to $78.5 million for the second quarter of 2002, an increase of $0.8 million, or 1.0%. This growth is attributable to the increase in PET scans.

Currently 98.5% of our operating revenue is derived under the PPM model. The following table shows the amount of operating revenue we derived under each type of service agreement for the three and six months ended June 30, 2002 (in thousands):


                                          THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                         2002                    2001                    2002                  2001
                                         ----                    ----                    ----                  ----
   Earnings model ............ $  331,590     62.4%    $  265,463      54.0%   $  643,788      62.3%    $522,492     54.1%
   Net revenue model .........    192,048     36.1%       216,677      44.0%      370,775      35.9%     428,060     44.3%
   Service line model ........      1,556      0.3%             0       0.0%        1,556       0.2%           0      0.0%
   Other .....................      6,601      1.2%         9,729       2.0%       16,625       1.6%      15,183      1.6%
                               ----------   ------     ----------    ------    ----------    ------     --------    -----
                               $  531,795    100.0%    $  491,869     100.0%   $1,032,744     100.0%    $965,735    100.0%
                               ==========   ======     ==========    ======    ==========    ======     ========   ======

62.4% of net operating revenue for the second quarter of 2002 was derived from earnings model service agreements, and 36.1% was derived from net revenue model service agreements, as compared to 54.0% and 44.0%, respectively, in 2001. 62.3% of net operating revenue for the first six months of 2002 was derived from earnings model service agreements, and 35.9% was derived from net revenue model service agreements, as compared to 54.1% and 44.3%, respectively, in 2001. During the first six months of 2002, three practices accounting for 3.3% of our net operating revenue for the first six months of 2002 converted to the earnings model. Effective since the beginning of 2001 and through June 30, 2002, fourteen practices accounting for 22.3% of net operating revenue in the first six months of 2002 have converted from the net revenue model to the earnings model. As of June 30, 2002, twenty-three service agreements were on the earnings model and fourteen service agreements were on the net revenue model. In addition during the second quarter of 2002, we transitioned two PPM practices to the service line model and commenced operations at two new practices under the service line model. Effective July 1, 2002, the Company disaffiliated with a physician practice, consisting of sixteen physicians, under the net revenue model. This practice represented 2.5% of the Company's revenue for the first six months of 2002.

The following table shows our revenue by segment for the three months ended June 30, 2002 and March 31, 2002 and the six months ended June 30, 2002 (in thousands):


                                              Three Months Ended      Three Months Ended       Six Months Ended
                                                June 30, 2002           March 31, 2002          June 30, 2002
                                                -------------           --------------          -------------
   Oncology pharmaceutical management ......      $225,439                $206,253                $431,692
   Other practice management services ......       117,753                 116,998                 234,751
                                                  --------                --------                --------
   Medical oncology ........................       343,192                 323,251                 666,443
   Outpatient cancer center operations .....        54,076                  53,058                 107,134
   Other ...................................        13,704                  15,043                  28,747
                                                  --------                --------                --------
                                                  $410,972                $391,352                $802,324
                                                  ========                ========                ========

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

Revenue increased from $391.4 million for the first quarter of 2002 to $411.0 million for the second quarter of 2002, an increase of $19.6 million, or 5.0%. Revenue growth was caused by increases in revenues attributable to pharmaceuticals and to a lesser extent cancer center operations.

Medicare and Medicaid are the practices' largest payors. During the first six months of 2002, approximately 43% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 38% was so derived in the comparable period last year. During the second quarter of 2002, approximately 43% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 39% was so derived in the comparable period last year. This percentage varies among practices. No other single payor accounted for more than 10% of our revenues in the first six months of 2002 and 2001.

Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $384.6 million in the first six months of 2001 to $411.8 million in the same period of 2002, an increase of $27.2 million, or 7.1%. Pharmaceuticals and supplies expense increased from $196.8 million in the second quarter of 2001 to $214.2 million in the second quarter of 2002, an increase of $17.5 million, or 8.9%. As a percentage of revenue, pharmaceuticals and supplies increased from 51.2% in the first six months of 2001 to 51.3% in the same period in 2002 and increased from 51.3% in the second quarter of 2001 to 52.1% in the second quarter of 2002. The increase was attributable to an increase in the percentage of our revenue attributable to pharmaceuticals partially offset by more favorable drug pricing with respect to some drugs.

We expect that third-party payors, particularly government payors, will continue to negotiate or mandate the reimbursement rate for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates as well as shifts in revenue mix may continue to adversely impact our margins with respect to such items. Current governmental focus on average wholesale price (AWP) as a basis for reimbursement could also lead to a wide-ranging reduction in the way pharmaceuticals are reimbursed by payors. We also continue to believe that single-source drugs, possibly including oral drugs, will continue to be introduced at a rapid pace, thus further impacting margins. In response to this decline in margin relating to certain pharmaceutical agents, we have adopted several strategies. The successful conversion of net revenue model practices to the earnings model will help reduce the impact of the increasing cost of pharmaceuticals and supplies. Likewise, the implementation of the service line model should have a similar effect, since our revenues and earnings are not directly dependent on pharmaceutical margins under that model. In addition, we have numerous efforts underway to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control and are assessing other strategies to address this trend. We also continue to expand our business into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. However, as long as pharmaceuticals continue to become a larger part of our revenue mix as a result of changing usage patterns (rather than growth), we believe that our overall margins will continue to be adversely impacted.

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices' employees (other than physicians), increased from $159.0 million in the first six months of 2001 to $172.3 million in the comparable 2002 period, an increase of $13.3 million or 8.4%. Field compensation and benefits increased from $80.7 million in the second quarter of 2001 to $86.2 million in the second quarter of 2002, an increase of $5.5 million, or 6.9%. As a percentage of revenue, field compensation and benefits increased from 21.1% in the first six months of 2001 to 21.5% in the first six months of 2002 and remained at 21.0% for the second quarters of 2001 and 2002. The increase is attributed to increases in employee compensation rates to address shortages of certain key personnel such as oncology nurses and radiation technicians. We continue to experience a severe shortage of qualified radiation personnel, with a vacancy rate of up to 20%. This scarcity of full-time employees requires us to hire more expensive temporary employees, and to incur significant costs in our recruitment efforts. We believe that this staff shortage will continue to adversely affect our radiation business. The increase is partially offset by economies of scale realized by increased revenues, particularly from pharmaceuticals.

Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $92.1 million in the first six months of 2001 to $94.3 million in the first six months of 2002, an increase of $2.2 million or 2.4%. Other field costs decreased from $47.1 million in the second quarter of

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

2001 to $46.4 million in the second quarter of 2002, a decrease of $0.7 million, or 1.4%. As a percentage of revenue, other field costs decreased from 12.3% in the first six months of 2001 to 11.8% in the first six months of 2002 and from 12.3% in the second quarter to 2001 to 11.3% in the second quarter of 2002. Such decreases are attributable to reduced facilities expense as a result of practice disaffiliations since June 30, 2001 and to a lesser extent the conversion of two practices to the service line model, combined with the economies of scale gained through increased revenue, particularly from pharmaceuticals.

General and Administrative. General and administrative expenses increased from $28.8 million for the first six months of 2001 to $29.3 million for the first six months of 2002, an increase of $0.5 million, or 1.7%. General and administrative expenses increased from $14.5 million in the second quarter of 2001 to $15.7 million in the second quarter of 2002, an increase of $1.2 million, or 8.2%. In 2002, several new positions have been created to help manage and support the Company's introduction of the service line model. We anticipate incurring additional general and administrative costs during the remainder of 2002, as we add additional resources in our sales and marketing areas in connection with our introduction of the service line model. As a percentage of revenue, general and administrative costs decreased from 3.8% in the first six months of 2001 to 3.6% for the first six months of 2002 and was at 3.8% for the second quarters of 2001 and 2002.

Overall, the Company experienced an increase in operating margins from the first six months of 2001 to the first six months of 2002, with earnings before taxes, interest, depreciation and amortization, impairment, restructuring and other charges and extraordinary loss (EBITDA), as a percentage of revenue, increasing from 11.6% to 11.8%. A number of factors contributed to the increase in operating margins, including a greater percentage of affiliated practices under the earnings model and an increase in medical oncology and outpatient cancer center operations. The increase in operating margin was partially offset by an increase in field personnel costs.

The following is the EBITDA of our operations by operating segment for the three months ended June 30, 2002 and March 31, 2002 and the six months ended June 30, 2002 (in thousands). Since this is the first year in which we have reportable segments, and for which sufficient information is now available to permit such reporting, no prior year comparable information is available (See Note 8 to Condensed Consolidated Financial Statements):


                                               THREE MONTHS ENDED     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30, 2002         MARCH 31, 2002          JUNE 30, 2002
                                                ---------------         --------------          -------------
   Oncology pharmaceutical management.........  $       20,761          $       18,274          $     39,035
   Other practice management services.........          23,613                  23,487                47,100
                                                --------------          --------------          ------------
   Medical oncology...........................          44,374                  41,761                86,135
   Outpatient cancer center operations........          17,938                  15,983                33,921
   Other......................................           1,846                   2,053                 3,899
                                                --------------          --------------          ------------
                                                        64,158                  59,797               123,955
   General and administrative expenses........         (15,708)                (13,562)              (29,270)
                                                --------------          --------------          ------------
                                                $       48,450          $       46,235          $     94,685
                                                ==============          ==============          ============

Impairment, restructuring and other charges. In the fourth quarter of 2000, we comprehensively analyzed our operations and cost structure, focusing on our non-core assets and activities to determine whether they were still consistent with our strategic direction. As a result, we recorded a restructuring charge during the fourth quarter of 2000. Details of the restructuring charge activity relating to that charge for the first six months of 2002 are as follows (in thousands):


                                                   ACCRUAL AT                                      ACCRUAL AT
                                               DECEMBER 31, 2001             PAYMENTS             JUNE 30, 2002
                                               -----------------             --------             -------------
   Severance of employment agreement.........      $     215                 $    (18)              $     197
   Site closures.............................          1,081                     (160)                    921
                                                   ---------                 --------               ---------
   Total.....................................      $   1,296                 $   (178)              $   1,118
                                                   =========                 ========               =========

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

During the first quarter of 2001, we announced plans to further reduce overhead costs and recognized additional pre-tax restructuring charges of $5.9 million, consisting of (i) a $3.1 million charge relating to the elimination of approximately 50 personnel positions, (ii) a $2.5 million charge for remaining lease obligations and related improvements at sites we determined to close and
(iii) a $0.3 million charge relating to software applications we decided to abandon. The charges are summarized in the following table (in thousands):


                                        RESTRUCTURING               ASSET        ACCRUAL AT                  ACCRUAL AT
                                          EXPENSES    PAYMENTS   WRITE-DOWNS  DECEMBER 31, 2001  PAYMENTS   JUNE 30, 2002
                                          --------    --------   -----------  -----------------  --------   -------------
Costs related to personnel reductions... $  3,113     $(2,900)   $      -        $     213       $  (213)   $       -
Closure of facilities...................    2,455      (1,323)          -            1,132          (131)       1,001
Abandonment of software applications....      300           -        (300)               -             -            -
                                         --------     -------    --------        ---------       -------    ---------
Total................................... $  5,868     $(4,223)   $   (300)       $   1,345       $  (344)   $   1,001
                                         ========     =======    ========        =========       ========   =========

We recognized the following impairment, restructuring and other charges during the three months and six months ending June 30, 2002 (in thousands):

                                                    THREE MONTHS   SIX MONTHS
                                                      ENDED          ENDED
                                                   JUNE 30, 2002   JUNE 30, 2002
                                                   -------------   -------------
 Service line conversions .........................   $  7,545       $  7,545
 Impairment of service agreement ..................     33,821         33,821
 Consulting costs for implementing service line ...      1,033          1,397
 Personnel reduction costs ........................        568            909
 Gain on sale of practice assets ..................     (3,917)        (3,917)
 Impairment of working capital assets, net ........        218            218
                                                      ---------      --------
                                                      $ 39,268       $ 39,973
                                                      ========       ========

The service line conversions charge related to our transitioning two PPM practices to the service line model during the second quarter, and comprises (i) a $5.9 million write-off net intangible value of the PPM service agreements at those practices since those agreements were terminated and new agreements were executed to provide only oncology pharmaceutical management services, and a $2.1 million write-off of working capital at those practices, less (ii) $0.4 million in consideration that would have been paid by us that was forfeited by the physicians in those transactions.

The impairment of service agreement was a non-cash, pretax charge of $33.8 million related to a net revenue model service agreement that became impaired during the second quarter based upon our analysis of projected cash flows under that agreement, taking into account developments in that market during the quarter

During the second quarter we recognized $1.0 million professional fees for consultants advising us on the implementation of the service line and $0.6 million for personnel reductions. During the first quarter of 2002, we also recognized charges of $0.7 million consisting of (i) $0.3 million in costs related to personnel reductions, and (ii) $0.4 million in consulting fees related to our introduction of the service line model.

During the second quarter, we terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for delivery to us of 1.1 million shares of our common stock. In connection with that sale, we also recognized a write-off of a receivable of $0.5 million due from the physicians and agreed to make a cash payment to the buyer of $0.6 million to reflect purchase price adjustments during the third quarter. The transaction resulted in a $3.9 million gain based on the market price as of the date of the termination.

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

The $0.2 million net impairment of working capital assets comprised (i) an aggregate charge of $3.3 million for the reduction in the estimated recoverable amount of working capital assets of four practices with which we now believe we will terminate our relationships, reduced by (ii) an increase in our estimates of the recoverable amount of working capital assets of a practice with which we separated effective July 1, 2002 on terms that included payment for working capital in excess of our anticipated recovery and of another practice which we had previously believed would disaffiliate, but no longer expect to do so. We anticipate that a total of up to 10% of our affiliated physicians could depart in connection with our transition process, including the departure of 38 physicians that have already occurred as part of our transition.

As discussed above, during the second quarter of 2002, we recorded a pre-tax, non-cash charge of $33.8 million related to the impairment of a certain service agreement. We evaluate our intangible assets for impairment, which involves an analysis comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset on our balance sheet. In estimating future cash flows, we consider past performance as well as known trends that are likely to affect future performance. In some cases we also take into account our current activities with respect to that agreement that may be aimed at altering performance or reversing trends. All of these factors used in our estimates are subject to error and uncertainty.

Interest. Net interest expense decreased from $13.4 million in the first six months of 2001 to $11.8 million for the first six months of 2002, a decrease of $1.6 million or 11.9%. Net interest expense decreased from $6.6 million in the second quarter of 2001 to $6.3 million in the second quarter of 2002, a decrease of $0.4 million, or 5.5 %. As a percentage of revenue, net interest expense decreased from 1.8% for the first six months of 2001 to 1.5% for the first six months of 2002 and from 1.7% for the second quarter of 2001 to 1.5% for the second quarter of 2002. Such decreases are due to lower borrowing levels during the first six months of 2002. On February 1, 2002, we refinanced our indebtedness by issuing $175 million in 9.625% Senior Subordinated Notes due 2012 and repaying in full our existing senior secured notes and terminating our existing credit facility. Our previously existing $100 million senior secured notes bore interest at a fixed rate of 8.42% and would have matured as to $20 million in each of 2002-2006. This increased rate of interest was offset by lower levels of debt during the first six months of 2002, as compared to the same period in 2001.

Income Taxes. For the first six months of 2002, we recognized tax expense of $2.6 million, after extraordinary loss, resulting in an effective tax rate of 38.0%, which is consistent with the same prior year period. For the second quarter of 2002, we recognized an income tax benefit of $5.9 million as a result of the impairment and restructuring charges discussed above.

Extraordinary Loss. During the first quarter of 2002, we recorded an extraordinary loss of $13.6 million, before income taxes of $5.2 million, in connection with the early extinguishment of our $100 million Senior Secured Notes due 2006 and our existing credit facility. The loss consisted of payment of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

In September 2001, in connection with introducing the service line model, we announced in a press release that introduction of, and conversion to, the service line will cause us to record unusual charges of up to approximately $480 million for impairment of service agreements and other assets arising from the transition process and other expenses related to our implementation of the service line model, depending on how many of our practices choose to adopt the service line model or otherwise terminate their relationship with us. Since we do not currently believe that all of our practices will choose to terminate their PPM agreements, we do not anticipate recognizing the full $480 million in charges. The impairment, restructuring and other charges recorded during 2002 are included in this amount. In addition, the extraordinary loss is part of that aggregate amount since the refinancing was necessitated by our introduction of the service line. Other charges are expected to consist primarily of write-offs of assets relating to terminations of existing service agreements for practices converting to the service line, as well as other restructuring and unusual charges relating to the introduction of our service line model. (See Note 3 to Condensed Consolidated Financial Statements). Through June 30, we had recorded $14.0 million in unusual cash charges and $39.6 million in unusual non-cash charges in connection with our transition process.

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

Net Income. Net income decreased from $20.6 million, or $0.21 per share, in the first six months of 2001 to a net loss of $(4.3) million, or $(0.4) per share, in the first six months of 2002, a decrease of $24.9 million or 120.8%. Net income as a percentage of revenue changed from 2.7% for the first six months of 2001 to (0.5)% for the first six months of 2002 and from 3.3% in the second quarter of 2001 to (2.3)% in the second quarter of 2002. Included in net income for the first six months of 2002 are impairment, restructuring and other charges of $40.0 million and an extraordinary loss on early extinguishment of debt of $8.5 million, net of income taxes. Excluding the extraordinary loss and impairment, restructuring and other charges, net income for the six months ended June 30, 2002 would have been $28.9 million, which represents earnings per share of $0.29. Included in net income for the six months ended June 30, 2001 were pre-tax restructuring charges of $5.9 million. Excluding the restructuring charges, net income for the first six months of 2001 would have been $24.2 million, which represents earnings per share of $0.24.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had net working capital of $224.6 million, including cash and cash equivalents of $110.3 million. We had current liabilities of $263.2 million, including $23.3 million in current maturities of long-term debt, and $212.4 million of long-term indebtedness. During the first six months of 2002, we provided $79.1 million in net operating cash flow, invested $28.0 million, and provided cash from financing activities in the amount of $39.2 million. As of August 6, 2002 we had cash and cash equivalents of $110.0 million.

Cash Flows From Operating Activities

During the first six months of 2002, we generated $79.1 million in cash flows from operating activities as compared to $107.7 million in the comparable prior year period. The decrease in cash flow is attributable to (i) advance purchases of certain pharmaceutical products during the first six months of 2002 in order to obtain favorable pricing and qualify for certain rebates, and (ii) less reduction in number of accounts receivable days outstanding. Our accounts receivable days outstanding as of June 30, 2002 decreased to 48 days from 50 days as of December 31, 2001, as compared to a decrease to 58 days as of June 30, 2001 from 67 days as of December 31, 2000.

Cash Flows from Investing Activities

During the first six months of 2002 and 2001, we expended $28.0 million and $30.5 million in capital expenditures and financed an additional $3.3 million and $15.5 million through various leasing facilities, respectively. During the first six months of 2002, we expended $15.6 million on the development and construction of cancer centers. In addition, we expended $3.9 million on installation of PET centers, of which $3.3 million was financed through various equipment operating leases. Maintenance capital expenditures were $11.8 million and $18.8 million in the first six months of 2002 and 2001, respectively. For all of 2002, we anticipate expending a total of approximately $30-$35 million on maintenance capital expenditures and approximately $40-$45 million on development of new cancer centers and PET installations. Expected capital expenditures on cancer center and PET development are below prior period amounts due to the Company's focus on transitional activity.

Cash Flows from Financing Activities

During the first six months of 2002, we provided cash from financing activities of $39.2 million as compared to cash used of $67.9 million in the first six months of 2001. Such increase in cash flow is primarily attributed to the proceeds from the issuance of our Senior Subordinated Notes due 2012, net of the cash payments for the retirement of our previously existing indebtedness, including a prepayment premium paid as a result of early extinguishment of our Senior Secured Notes due 2006. In addition, we expended $10.7 million to repurchase 1.2 million shares of our Common Stock during the second quarter of 2002.

Historically, we satisfied our development and transaction needs through debt and equity financings and borrowings under a $175 million syndicated revolving credit facility with First Union National Bank (First Union), as a lender and as an agent for various other lenders. We also used a $75 million synthetic leasing facility in connection with developing integrated cancer centers. Availability of new advances under the leasing facility terminated in June 2001. We discuss this in more detail below.

On February 1, 2002, we entered into a five-year $100 million syndicated revolving credit facility and terminated our existing syndicated revolving credit facility. Proceeds under that credit facility may be used to finance the

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

development of cancer centers and new PET facilities, to provide working capital or for other general business purposes. No amounts have been borrowed under that facility. Our credit facility bears interest at a variable rate that floats with a referenced interest rate. Therefore, to the extent we have amounts outstanding under the credit facility in the future, we would be exposed to interest rate risk under our credit facility.

On February 1, 2002, we issued $175 million in 9.625% Senior Subordinated Notes due 2012 to various institutional investors in a private offering under Rule 144A under the Securities Act of 1933. The notes were subsequently exchanged for substantially identical notes in an offering registered under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under those notes are subordinated in substantially all respects to payments under our new credit facility and certain other debt.

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

We have entered into an operating lease arrangement known as a "synthetic lease", under which a special purpose entity has acquired title to properties, paid construction costs and leased to us the real estate and equipment at some of our cancer centers. The synthetic lease facility was funded by a syndicate of financial institutions. A synthetic lease is preferable to a conventional real estate lease since the lessee benefits from attractive interest rates, the ability to claim depreciation under tax laws and the ability to participate in the development process.

We entered into the synthetic lease in December 1997. It matures in June 2004. As of June 30, 2001, we had $72.0 million outstanding under the synthetic lease facility, and no further amounts are available under that facility. The annual lease cost of the synthetic lease is approximately $3.6 million, based on interest rates in effect as of June 30, 2002. The lessor under the synthetic lease holds real estate assets (based on original acquisition and construction costs) of approximately $59.2 million and equipment of approximately $12.8 million (based on original acquisition cost) at nineteen locations.

The lease is renewable in one-year increments, but only with consent of the financial institutions that are parties thereto. If the lease is not renewed at maturity or otherwise terminates, we must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. Defaults under the lease, which includes cross-defaults to other material debt, could result in such a termination, and require us to purchase or remarket the properties. If we sell the properties to third parties, we have guaranteed a residual value of at least 85% of the total amount outstanding for the properties. The guarantees are secured by substantially all of our assets. If the properties were sold to a third party at a price such that we were required to make a residual value guarantee payment, such amount would be recognized as an expense in our statement of operations.

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

A synthetic lease is an operating lease according accounting principles generally accepted in the United States "GAAP". Thus, our obligations under the synthetic lease are not recorded as debt and the underlying properties and equipment are not recorded as assets on our balance sheet. Our rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments, and are excluded from our aggregate debt maturities.

On February 27, 2002, the FASB determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective January 1, 2003. Our synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and assuming that we do not alter the arrangement to maintain off-balance sheet treatment under the new rules, we would expect to recognize $72.0 million in additional property and equipment with a corresponding liability on our balance sheet as of January 1, 2003.

If we were to purchase all of the properties currently covered by the synthetic lease or if changes in accounting rules or treatment of the lease were to require us to reflect the properties on our balance sheet, the impact to the consolidated financial statements would be as follows:

o Property and equipment would increase by $72.0 million (the purchase price for the assets subject to the lease);

o Assuming the purchase of the properties were financed through borrowing, or in the event the existing arrangement were required to be characterized as debt, indebtedness would increase by $72.0 million; and

o Depreciation would increase by approximately $3.6 million per year as a result of the assets being owned by us.

Acquiring the properties may require us to borrow additional funds. We may not be able to do so, particularly if we are required to purchase the properties as the result of an event of default. Any borrowing would also likely reduce the amount we could borrow for other purposes. In addition, changes in future operating decisions or changes in the fair market values of underlying leased properties or the associated rentals could result in significant charges or acceleration of charges in our statement of operations for leasehold abandonments or residual value guarantees. Because the synthetic lease payment floats with a referenced interest rate, we are also exposed to interest rate risk under the synthetic lease. A 1% increase in the referenced rate would result in an increase in lease payments of $0.7 million annually.

Borrowings under the revolving credit facility and advances under the synthetic leasing facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The credit facility, synthetic leasing facility and Senior Subordinated Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. Events of default under our credit facility, synthetic leasing facility and Senior Subordinated Notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as security under the credit facility and synthetic leasing facility.

                               US UNCOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued
                             (unaudited)

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

Our borrowings under our synthetic leasing facility and revolving credit facility contain an element of market risk from changes in interest rates. We have, in the past managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in the first six months of 2002, and we were not obligated under any interest rate swap agreements during the first quarter period ended June 30, 2002. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. No amounts are currently outstanding under the revolving credit facility, nor were any amounts outstanding under the revolving credit facility during the first six months of 2002. $72.0 million is outstanding under the synthetic leasing facility. Our Senior Subordinated Notes due 2012 bear interest at a fixed rate of 9.625%.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 2002. The market values that result from these computations are compared with the market values of these financial instruments at June 30, 2002. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of its financial instruments.

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

We have become aware and previously disclosed that we and certain of our subsidiaries and affiliated practices are the subject of qui tam lawsuits commonly referred to as "whistle-blower" lawsuits that remain under seal, meaning that they were filed on a confidential basis with a U.S. federal court and are not publicly available or disclosable. The U.S. Department of Justice has determined that it will not intervene in any of those qui tam suits of which we are aware. In these suits, the individual who filed the complaint may choose to continue to pursue litigation in the absence of government intervention, but has not yet indicated an intent to do so. Because qui tam actions are filed under seal, there is a possibility that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with law.

Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. However, the Department of Justice is legally required to investigate the allegations in these suits. The

                                US Oncology, Inc.
                          Legal Proceedings--continued

subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by us, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between us and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against us, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on us including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Stockholders on May 9, 2002.
(b)  No disclosure required.
(c)  The following matters were voted upon at the Annual Meeting:

     (i)  Election of Class III Directors


                                                                                            Broker
          Nominee                  Votes For         Votes Against    Votes Abstained      Non-Votes
          -------                  ---------         -------------    ---------------      ---------
          Russell L. Carson           85,674,776        2,016,493            0                 0
          Richard B. Mayor            85,671,676        2,019,593            0                 0
          Boone Powell, Jr.           85,675,176        2,016,093            0                 0
          R. Dale Ross                82,462,978        5,228,291            0                 0

    (ii) Approval of US Oncology, Inc. 2002 Key Executive Performance Stock Option Plan


                Votes For           Votes Against        Votes Abstained          Broker Non-Votes
                ---------           -------------        ---------------          ----------------
               40,466,694             26,779,996             191,176                 20,253,403

    (iii) Ratification of the Appointment of PricewaterhouseCoopers LLP as US Oncology's independent accountants for 2002.


                Votes For           Votes Against        Votes Abstained          Broker Non-Votes
                ---------           -------------        ---------------          ----------------
               85,958,074             1,667,004              66,191                      0


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

      10.1*     2002 Key Executive Performance Stock Option Plan

      99.1      Certification of Chief Executive Officer

      99.2      Certification of Chief Financial Officer

(b)  Reports on Form 8-K

       None.



------------------------------------------------------------------------------
         * Denotes exhibit pertaining to executive compensation

                               US Oncology, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  US ONCOLOGY, INC.



Date: August 13, 2002       By:   /s/ R. Dale Ross
                                  --------------------------------------------
                                  R. Dale Ross, Chief Executive Officer
                                  (duly authorized signatory)



Date: August 13, 2002       By:   /s/ Bruce D. Broussard
                                  --------------------------------------------
                                  Bruce D. Broussard, Chief Financial Officer
                                  (principal financial and accounting officer)