Form 10-Q
period 2002-09-30
US ONCOLOGY INC
filed 2002-11-14
CIK 943061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-26190

                                US Oncology, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                      84-1213501
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)


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

     As of November 12, 2002, 89,282,362 shares of the Registrant's Common Stock were outstanding. In addition, as of November 12, 2002, the Registrant had agreed to deliver 4,556,160 shares of its Common Stock on certain future dates for no additional consideration.

                                     US Oncology, Inc.
                                         FORM 10-Q
                                    September 30, 2002

                                     TABLE OF CONTENTS
                                     -----------------

                                                                                   Page No.
                                                                                   --------

PART I.           FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements.....................     3


                  Condensed Consolidated Balance Sheet............................     3


                  Condensed Consolidated Statement of Operations and
                     Comprehensive Income.........................................     4


                  Condensed Consolidated Statement of Cash Flows..................     5


                  Notes to Condensed Consolidated Financial Statements............     6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..........................    17

         Item 3.  Quantitative and Qualitative Disclosures about Market Risks.....    34

         Item 4.  Controls and Procedures.........................................    34

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................    35

         Item 6.  Exhibits and Reports on Form 8-K................................    36

SIGNATURES........................................................................    37

CERTIFICATIONS....................................................................    38

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                US ONCOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (in thousands, except par value)

                                                                           September 30,   December 31,
                                                                           -------------   ------------
                                     ASSETS                                     2002           2001
                                                                                ----           ----
                                                                            (unaudited)

Current assets:
   Cash and equivalents .................................................   $   117,427    $    20,017
   Accounts receivable ..................................................       269,936        275,884
   Prepaid expenses and other current assets ............................        63,902         35,334
   Due from affiliates ..................................................        43,219         50,652
                                                                            -----------    -----------
                     Total current assets ...............................       494,484        381,887

Property and equipment, net .............................................       281,790        286,218
Management service agreements, net ......................................       261,241        379,249
Deferred income taxes ...................................................        47,952         18,085
Other assets ............................................................        33,935         29,228
                                                                            -----------    -----------
                                                                            $ 1,119,402    $ 1,094,667
                                                                            ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term indebtedness .........................   $    19,313    $    44,040
   Accounts payable .....................................................       150,244        135,570
   Due to affiliates ....................................................        42,644         15,242
   Accrued compensation cost ............................................        17,373         15,455
   Income taxes payable .................................................        31,380         22,498
   Other accrued liabilities ............................................        44,487         47,201
                                                                            -----------    -----------
                  Total current liabilities .............................       305,441        280,006

Long-term indebtedness ..................................................       204,223        128,826
                                                                            -----------    -----------
                  Total liabilities .....................................       509,664        408,832

Minority interests ......................................................        10,579          9,067

Stockholders' equity:
Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding................................................
Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding.................................

Common Stock, $.01 par value, 250,000 shares authorized, 95,318 and
   94,819 issued, 90,515 and 92,510 outstanding .........................           953            948
Additional paid in capital ..............................................       476,424        469,999
Common Stock to be issued, approximately 5,385 and 7,295 shares .........        40,275         56,955
Treasury Stock, 4,803 and 2,309 shares ..................................       (38,096)       (11,235)
Retained earnings .......................................................       119,603        160,101
                                                                            -----------    -----------
                  Total stockholders' equity ............................       599,159        676,768
                                                                            -----------    -----------
                                                                            $ 1,119,402    $ 1,094,667
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

                                US ONCOLOGY, INC.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                    Three Months                   Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                                 2002           2001           2002           2001
                                                             -----------    -----------    -----------    -----------

Revenue ..................................................   $   420,177    $   375,499    $ 1,222,501    $ 1,127,002
Operating expenses:
    Pharmaceuticals and supplies .........................       223,149        192,515        634,964        577,147
    Field compensation and benefits ......................        84,108         81,005        256,401        239,983
    Other field costs ....................................        49,027         43,915        143,288        135,991
    General and administrative ...........................        16,623         14,662         45,893         43,450
    Depreciation and amortization ........................        17,112         17,373         53,330         51,926
    Impairment, restructuring and other charges ..........        76,831              -        116,804          5,868
                                                             -----------    -----------    -----------    -----------
                                                                 466,850        349,470      1,250,680      1,054,365
                                                             -----------    -----------    -----------    -----------
Income (loss) from operations ............................       (46,673)        26,029        (28,179)        72,637
Interest expense, net ....................................        (6,073)        (5,216)       (17,856)       (18,596)
                                                             -----------    -----------    -----------    -----------
Income (loss) before income taxes and extraordinary loss .       (52,746)        20,813        (46,035)        54,041
Income tax benefit (provision) ...........................        16,539         (7,909)        13,989        (20,536)
                                                             -----------    -----------    -----------    -----------
Net income (loss) before extraordinary loss ..............       (36,207)        12,904        (32,046)        33,505
Extraordinary loss on early extinguishment of debt,
   net of income taxes of $5,181 .........................             -              -         (8,452)             -
                                                             -----------    -----------    -----------    -----------
Net income (loss) and comprehensive income (loss) ........   $   (36,207)   $    12,904    $   (40,498)   $    33,505
                                                             ===========    ===========    ===========    ===========

Earnings per share - basic:
Net income (loss) before extraordinary loss per share ....   $     (0.37)   $      0.13    $     (0.32)   $      0.34
Extraordinary loss, net of income taxes, per share .......             -              -          (0.09)             -
                                                             -----------    -----------    -----------    -----------
Net income (loss) per share ..............................   $     (0.37)   $      0.13    $     (0.41)   $      0.34
                                                             ===========    ===========    ===========    ===========
Shares used in per share calculations - basic ............        97,148        100,229         98,845         99,946
                                                             ===========    ===========    ===========    ===========

Earnings per share - diluted:
Net income (loss) before extraordinary loss per share ....   $     (0.37)   $      0.13    $     (0.32)   $      0.33
Extraordinary loss, net of income taxes, per share .......             -              -          (0.09)             -
                                                             -----------    -----------    -----------    -----------
Net income (loss) per share ..............................   $     (0.37)   $      0.13    $     (0.41)   $      0.33
                                                             ===========    ===========    ===========    ===========
Shares used in per share calculations - diluted ..........        97,148        100,351         98,845        100,235
                                                             ===========    ===========    ===========    ===========

          The accompanying notes are an integral part of this statement

                                US ONCOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                 2002         2001
                                                                              ---------    ---------
Cash flows from operating activities:

Net income (loss) .........................................................   $ (40,498)   $  33,505

Non cash adjustments:
    Depreciation and amortization .........................................      53,330       51,925
    Impairment, restructuring and other charges ...........................     115,026          331
    Extraordinary loss on early extinguishment of debt,
     net of income taxes ..................................................       8,452            -
    Gain on sale of assets ................................................      (3,354)           -
    Deferred income taxes .................................................     (29,867)      14,340
    Undistributed earnings in joint ventures ..............................       1,424           12
    Changes in operating assets and liabilities: ..........................      29,349       60,994
                                                                              ---------    ---------
        Net cash provided by operating activities .........................     133,862      161,107
                                                                              ---------    ---------
Cash flows from investing activities:
    Acquisition of property and equipment .................................     (45,114)     (48,155)
    Net payments in affiliation transactions ..............................           -       (1,005)
    Net proceeds in separation transactions ...............................       3,150            -
                                                                              ---------    ---------
        Net cash used by investing activities .............................     (41,964)     (49,160)
                                                                              ---------    ---------
Cash flows from financing activities:
    Proceeds from Credit Facility .........................................      24,500       25,000
    Repayment of Credit Facility ..........................................     (24,500)    (122,500)
    Proceeds from Senior Subordinated Notes ...............................     175,000            -
    Repayment of Senior Secured Notes .....................................    (100,000)           -
    Repayment of other indebtedness .......................................     (24,602)     (12,518)
    Payments in lieu of stock issuance ....................................      (3,481)           -
    Deferred financing costs ..............................................      (7,449)           -
    Proceeds from exercise of options .....................................       2,309        3,438
    Purchase of Treasury Stock ............................................     (24,534)           -
    Payment of premium upon early extinguishment of debt ..................     (11,731)           -
                                                                              ---------    ---------
        Net cash provided (used) by financing activities ..................       5,512     (106,580)
                                                                              ---------    ---------
Increase in cash and equivalents ..........................................      97,410        5,367

Cash and equivalents:
    Beginning of period ...................................................      20,017        3,389
                                                                              ---------    ---------
    End of period .........................................................   $ 117,427    $   8,756
                                                                              =========    =========

Interest paid .............................................................   $  16,566    $  17,849

Taxes paid ................................................................   $   1,815    $   9,100

Non cash transactions:
    Value of Common Stock to be issued in affiliation transactions ........   $       -    $     606
    Delivery of Common Stock in affiliation transactions ..................      10,678        6,872
    Debt issued in affiliation transactions ...............................           -        1,787
    Value of Common Stock, received in exchange for assets ................       9,735            -
    Value of forfeited Common Stock to be issued from contract separations.         105            -
    Debt forfeited from contract separations ..............................         867            -

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

Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation. Such reclassifications had no effect on the Company's consolidated earnings or cash flows.


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

Net operating revenue includes two components - net patient revenue and the Company's other revenue.

     o Net patient revenue. The Company reports net patient revenue for those business lines under which the Company's revenue is derived from payments for medical services to patients and the Company is responsible for billing those patients. Currently, net patient revenue consists of patient revenue of affiliated practices under the PPM model. Net patient revenue also will include revenues of practices that enter into agreements under the outpatient cancer center operations service line.

     o Other revenue. Other revenue is revenue derived from sources other than services provided to patients by affiliated practices. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization. Other revenue also includes revenues from pharmaceutical services rendered by the Company under its oncology pharmaceutical management service line agreements.

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

                                US Oncology, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The Company's revenue is equal to net operating revenue minus amounts retained by the practices under the Company's PPM service agreements.

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                 Three Months                   Nine Months
                                              Ended September 30,           Ended September 30,
                                              2002           2001           2002           2001
                                          -----------    -----------    -----------    -----------
     Net operating revenue ............   $   541,649    $   478,673    $ 1,574,393    $ 1,444,408
     Amounts retained by practices ....      (121,472)      (103,174)      (351,892)      (317,406)
                                          -----------    -----------    -----------    -----------
     Revenue ..........................   $   420,177    $   375,499    $ 1,222,501    $ 1,127,002
                                          ===========    ===========    ===========    ===========

The Company's most significant service agreement, which is the only service agreement that represents more than 10% of revenues to the Company, is with Texas Oncology, P.A. (TOPA), which is managed under the earnings model. TOPA accounted for approximately 24% and 22%, respectively, of the Company's total revenue for the third quarter of 2002 and 2001, and for 23% and 22%, of the Company's total revenue for the nine month periods ended September 30, 2002 and 2001, respectively.


NOTE 3 - IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, focusing on non-core assets and activities of the Company to determine whether they were still consistent with the Company's strategic direction. As a result, the Company recorded pre-tax restructuring charges in the fourth quarter of 2000 of $16.1 million, consisting of (i) $6.6 million relating to the abandonment of information systems, (ii) $6.5 million impairment of a home health business, (iii) $2.6 million for remaining lease obligations and related improvements at sites the Company determined to close, and (iv) $0.4 million related to severance payments from the termination of an executive position. Details of restructuring charge activity relating to these charges for the nine months ended September 30, 2002 are as follows (in thousands):

                                                     Accrual at                          Accrual at
                                                  December 31, 2001     Payments     September 30, 2002
                                                  -----------------     --------     ------------------
     Severance of employment agreement .......         $   215          $   (18)           $   197
     Site closures ...........................           1,081             (241)               840
                                                       -------          -------            -------
     Total ...................................         $ 1,296          $  (259)           $ 1,037
                                                       =======          =======            =======

The Company has recognized a deferred income tax benefit for substantially all of these charges as many of these items will be deductible for income tax purposes in subsequent periods.

In the first quarter of 2001, the Company announced plans to further reduce overhead costs and recognized additional pre-tax restructuring charges of $5.9 million, consisting of (i) a $3.1 million charge relating to the elimination of approximately 50 personnel positions, (ii) a $2.5 million charge for remaining lease obligations and related improvements at sites the Company determined to close, and (iii) a $0.3 million charge relating to abandoning certain software applications. All of the charges were recorded in the first quarter of 2001. The Company has recognized and accounted for these costs in accordance with the provisions of Emerging Issues Task Force Consensus No. 94-3 "Accounting for Restructuring Costs". Details of restructuring charge activity, related to these charges for the nine months ended September 30, 2002 are as follows (in thousands):

                                                     Accrual at                          Accrual at
                                                  December 31, 2001     Payments     September 30, 2002
                                                  -----------------     --------     ------------------
     Costs related to personnel reductions ...         $   213          $  (213)           $     -
     Closure of facilities....................           1,132             (177)               955
                                                       -------          -------            -------
        Total.................................         $ 1,345          $  (390)           $   955
                                                       =======          =======            =======

                                US Oncology, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

During the three months and nine months ended September 30, 2002, the Company recognized the following impairment, restructuring and other charges (in thousands):

                                                        Three Months Ended    Nine Months Ended
                                                        September 30, 2002    September 30, 2002
                                                        ------------------    ------------------

Write-off of service agreements ....................         $  68,314             $ 107,999
Gain on sale of practice assets ....................            (3,415)               (5,433)
Personnel reduction costs ..........................               882                 1,791
Allowance on an affiliate receivable ...............            11,050                11,050
Consulting costs for implementing service line .....                 -                 1,397
                                                             ---------             ---------
                                                             $  76,831             $ 116,804
                                                             =========             =========

The following is a detailed summary of the third quarter charges (in thousands):

                                                                         Impairment of
                                                                          Net Revenue                     Affiliate
                                       Conversion to      Practice       Model Service     Processing     Receivable
                                       Service Line    Disaffiliations    Agreements     Centralization   Allowance      Total
                                       -------------   ---------------   -------------   --------------   ----------     -----

Write-off of service agreements ....      $ 13,054         $  4,253         $ 51,007        $      -       $      -    $ 68,314
Gain on sale of practice assets ....        (1,063)         (2,352)                -               -              -      (3,415)
Personnel reduction costs ..........             -               -                 -             882              -         882
Allowance on an affiliate receivable             -               -                 -               -         11,050      11,050
                                          --------         --------         --------        --------       --------    --------
                                          $ 11,991         $  1,901         $ 51,007        $    882       $ 11,050    $ 76,831
                                          ========         ========         ========        ========       ========    ========

During the first nine months of 2002, the Company transitioned three of its PPM practices with an aggregate of 23 physicians to the service line model, including one such transition in the third quarter. In each transaction, the existing PPM service agreement was terminated, the practice repurchased its assets, and future consideration owed to physicians for their initial affiliation with the Company was either accelerated or forfeited.

The Company also disaffiliated with physicians in four net revenue markets during the third quarter and terminated a service agreement in one market with respect to certain radiology sites during the second quarter. In these transactions, future consideration due to the physicians (if any) from the Company with respect to their original PPM affiliation transaction was accelerated.

The impairment of service agreement during the third quarter was a non-cash, pretax charge of $68.3 million comprising (i) a $13.0 million charge related to a PPM service agreement that was terminated in connection with conversion to the service line model, (ii) a $51.0 million charge related to three net revenue model service agreements that became impaired during the third quarter based upon management's analysis of projected cash flows under those agreements, taking into account developments in those markets during the third quarter and
(iii) a $4.3 million charge related to a group of physicians under a net revenue model service agreement with which the Company disaffiliated during the third quarter. The remainder of the charge relating to impairment of service agreements for the first nine months of 2002 was a non-cash, pretax charge of $33.8 million related to a net revenue model service agreement that became impaired during the second quarter based upon management's analysis of projected cash flows under that agreement, taking into account developments in that market during the second quarter and a non-cash, pre-tax charge of $6.0 million related to two PPM service agreements that terminated in connection with conversions to the service line model in the second quarter.

The $3.4 million net gain on sale of practice assets during the third quarter comprised (a) net proceeds of $4.3 million paid by converting and disaffiliating physicians and (b) a $0.2 million net recovery of working capital assets, partially offset by a $1.1 million net charge arising from the Company accelerating consideration that would have been due to physicians in the future in connection with those transactions.

                                US Oncology, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

During the second quarter the Company recognized a $2.0 million net gain on sale of practice assets. During that quarter, the Company terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for delivery of 1.1 million shares of the Company's Common Stock. In connection with that sale, the Company also recognized a write-off of a receivable of $0.5 million due from the physicians and agreed to make a cash payment to the buyer of $0.6 million to reflect purchase price adjustments during the third quarter. The transaction resulted in a $3.9 million gain based on the market price of the Company's Common Stock as of the date of the termination. This gain was partially offset by a $1.9 million net impairment of working capital assets relating to service line conversions, disaffiliations and potential disaffiliations.

During the third quarter, in connection with the Company's transition, management commenced an initiative to further centralize certain accounting and financial reporting functions at its headquarters in Houston, resulting in a $0.9 million charge for personnel reduction costs. Management believes that such centralization will enhance efficiency and improve internal operating controls of those functions. During the first and second quarters of 2002, the Company recognized $0.6 million and $0.3 million, respectively, for personnel reduction costs.

During the third quarter, the Company recognized an $11.1 million allowance related to an $11.1 million receivable due from one of its affiliated practices. In the course of its PPM activities, the Company advances amounts to physician groups and retains fees based upon its estimates of practice performance. Subsequent events and related adjustments may result in the creation of a receivable with respect to certain amounts advanced. During the third quarter, the Company made the determination that a portion of such amounts owed by physician practices may have become uncollectible due to, among other things the age of the receivable and circumstances relating to practice operations.

During the second quarter the Company recognized $1.0 million professional fees for consulting on the implementation of the service line. During the first quarter of 2002, the Company also recognized charges of $0.4 million in consulting fees related to its introduction of the service line model.

As discussed above, during the first nine months of 2002, the Company recorded charges related to the impairment of certain net revenue model service agreements. From time to time, management evaluates its long-lived assets for impairment, by comparing the aggregate expected future cash flows under the agreement to its carrying value on its balance sheet. In estimating future cash flows, management considers past performance as well as known trends that are likely to affect future performance. In some cases management also takes into account current activities with respect to that agreement that may be aimed at altering performance or reversing trends. All of these factors used in management's estimates are subject to error and uncertainty.

NOTE 4 - EXTRAORDINARY LOSS

During the first quarter of 2002, the Company recorded an extraordinary loss of $13.6 million, before income taxes of $5.2 million, in connection with the early extinguishment of the $100 million Senior Secured Notes due 2006 and the previously existing credit facility. The loss consists of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

NOTE 5 - CAPITALIZATION

During 2000, the Company acquired 5,057,786 shares of Common Stock at an average price of $4.72 per share, pursuant to a share repurchase authorized by the Board of Directors in March 2000.

In March 2002, the Board of Directors of the Company authorized the repurchase of up to $35 million in shares of its Common Stock in public or private transactions and authorized the Company to accept up to $15 million in shares of its Common Stock in connection with terminating service agreements with physician groups. As of September 30, 2002, the Company had repurchased 2,898,250 shares of its Common Stock for $24.5 million, at an average price of $8.47 per share under this authorization. Subsequently, through October 17, 2002, the Company purchased an additional 1,219,000 shares of its Common Stock for $10.5 million, at an average price of $8.58 per share, thus purchasing the full amount of stock authorized by the Board of Directors in March 2002.

                                US Oncology, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

In November 2002, the Board of Directors of the Company authorized the repurchase of up to an additional $50 million in shares of Common Stock in public or private transactions.

The table below sets forth the Company's Treasury Stock activity for the nine months ended September 30, 2002 (shares in thousands):

                                                                                      Shares
                                                                                      ------

  Treasury Stock shares as of December 31, 2001 ...................................    2,309
  Treasury Stock purchases ........................................................    2,898
  Treasury Stock received in connection with the sale of certain assets ...........    1,100
  Treasury Stock issued in connection with affiliation transactions
     and exercise of employee stock options .......................................   (1,504)
                                                                                      ------
  Treasury Stock shares as of September 30, 2002 ..................................    4,803
                                                                                      ======

NOTE 6 - INDEBTEDNESS

As of September 30, 2002 and December 31, 2001, respectively, the Company's long-term indebtedness consisted of the following (in thousands):

                                                    September 30,   December 31,
                                                         2002           2001
                                                      ---------      ---------
         8.42% Senior Secured Notes due 2006 ......   $       -      $ 100,000
         9.625% Senior Subordinated Notes due 2012.     175,000              -
         Notes Payable ............................       1,610          2,733
         Subordinated Notes .......................      44,869         67,438
         Capital lease obligations and other ......       2,057          2,695
                                                      ---------      ---------
                                                        223,536        172,866
         Less: current maturities .................     (19,313)       (44,040)
                                                      ---------      ---------
                                                      $ 204,223      $ 128,826
                                                      =========      =========

Credit Facility

In June 1999, the Company amended and restated its existing loan agreement and revolving credit/term facility. Under the terms of the amended and restated agreement, the amounts available for borrowing were $275 million, including a $100 million facility that expired in June 2000, leaving availability of $175 million expiring in June 2004.

On February 1, 2002, the Company terminated its $175 million revolving facility and entered into a new $100 million five-year revolving credit facility (New Credit Facility), which expires in February 2007. Proceeds from loans under the New Credit Facility may be used to finance development of cancer centers and new positron emission tomography (PET) facilities, to provide working capital or for other general business uses. Costs incurred in connection with the extinguishment of the Company's previous credit facility were expensed during the first quarter of 2002 and recorded as an extraordinary loss in the Company's condensed consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the New Credit Facility are being capitalized and amortized over the term of the New Credit Facility.

Borrowings under the New Credit Facility are secured by substantially all of the Company's assets. At the Company's option, funds may be borrowed at the base interest rate or the London Interbank Offered Rate (LIBOR), plus an amount determined under a defined formula. The base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. No amounts were borrowed or outstanding under the New Credit Facility during the first nine months of 2002.

                                US Oncology, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

Proceeds from the Senior Subordinated Notes were used to pay off the $100 million in borrowings under the existing Senior Secured Notes, an $11.7 million prepayment penalty on the early termination of the Senior Secured Notes and facility fees and related expenses associated with establishing the Senior Subordinated Notes and New Credit Facility of $4.8 million and $2.7 million, respectively. Costs incurred in connection with extinguishment of the Company's previous Senior Secured Notes, including the prepayment penalty were expensed in the first quarter of 2002 and reflected as an extraordinary loss in the Company's condensed consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the Senior Subordinated Notes, including facility fees, were capitalized and are being amortized over the term of those notes.

Notes Payable

The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and mature between 2002 to 2005. The notes are payable to physicians with whom the Company entered into long-term service agreements and were delivered in connection with physician affiliation transactions. The notes payable are unsecured.

Subordinated Notes

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the subordinated notes outstanding at September 30, 2002 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt (including the Senior Subordinated Notes). If the Company fails to make payments under any of the subordinated notes, the respective practice can terminate the related service agreement.

Capital Lease Obligations and Other Indebtedness

Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in affiliation transactions.

Synthetic Lease Facility

The Company has entered into an operating lease arrangement, known as a "synthetic lease", under which a special purpose entity has acquired title to properties, paid for the construction costs and leased to the Company the real estate and equipment at some of the Company's cancer centers. The synthetic lease facility was funded by a syndicate of financial institutions.

                                US Oncology, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The synthetic lease was entered into in December 1997 and matures in June 2004. As of September 30, 2002, the Company had $72.0 million outstanding under the synthetic lease facility, and no further amounts are available under that facility. The annual lease cost of the synthetic lease is approximately $3.6 million, based on interest rates in effect as of September 30, 2002. At September 30, 2002, the lessor under the synthetic lease held real estate assets (based on original acquisition and construction costs) of approximately $59.2 million and equipment of approximately $12.8 million (based on original acquisition cost) at nineteen locations. On February 1, 2002, the Company amended and restated the synthetic lease agreement primarily to replace certain lenders.

The lease is renewable in one-year increments, but only with consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is otherwise terminated, the Company must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. Defaults under the lease, which include cross-defaults to other material debt, could result in such a termination and require the Company to purchase or remarket the properties. If the Company sells the properties to third parties, it has guaranteed a residual value of at least to 85% of the total amount outstanding for the properties. The guarantee obligations are secured by substantially all of the Company's assets. The primary lease obligations are secured by the lease properties.

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

The synthetic lease is an operating lease under generally accepted accounting principles (GAAP) and therefore the obligations are not recorded as debt and the underlying properties and equipment are not recorded as assets on the Company's balance sheet. The Company's rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments, and are excluded from the Company's aggregate debt maturities.

The Financial Accounting Standards Board (FASB) determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective April 1, 2003. The Company's synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and assuming the Company does not alter the arrangement to maintain off-balance sheet treatment under the new rules, the Company would expect to reflect additional property and equipment with a corresponding liability on its balance sheet as of April 1, 2003.

During October 2002, the Company entered into an amendment to the synthetic lease that would allow it greater operational flexibility with respect to the properties covered by the synthetic lease. In order to make the amendment effective, the Company will be required to fully guarantee 100% of the residual value of the synthetic lease properties, which would require the Company to reflect on its balance sheet amounts outstanding under the lease and the underlying properties under the lease. This amendment will give the Company more latitude to implement key operational initiatives during this transitional period in its business, by, for example, allowing the Company to close underperforming facilities or move equipment within its network. The Company is in the process of evaluating the cancer center assets leased under the synthetic lease to determine the appropriate asset values at which those assets would be brought onto its balance sheet. To the extent such asset values are less than the total amount outstanding under the lease, the Company would recognize a charge to reflect the difference between such asset values and the amount outstanding under the synthetic lease at such time as the Company brings the properties onto its balance sheet. The Company expects that the timing of such activity would be in the fourth quarter of 2002.

                                US Oncology, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 7 - EARNINGS PER SHARE

The Company computes earnings per share and discloses basic and diluted earnings per share (EPS). The computation of basic EPS is based on a weighted average number of outstanding shares of Common Stock and Common Stock to be issued during the periods. The Company includes Common Stock to be issued in both basic and diluted EPS as there are no foreseeable circumstances that would relieve the Company of its obligation to issue these shares. The computation of diluted EPS is based on a weighted average number of outstanding shares of Common Stock and Common Stock to be issued during the periods as well as all potentially dilutive potential Common Stock calculated under the treasury stock method.

The table below summarizes the determination of shares used in per share calculations (in thousands):

                                                                 Three Months            Nine Months
                                                              Ended September 30,    Ended September 30,
                                                              -------------------    -------------------
                                                                2002       2001        2002       2001
                                                              --------   --------    --------   --------
Outstanding at end of period:
   Common Stock ...........................................     90,515     91,734      90,515     91,734
   Common Stock to be issued ..............................      5,385      9,114       5,385      9,114
                                                              --------   --------    --------   --------

                                                                95,900    100,848      95,900    100,848
   Effect of weighting and Treasury Stock .................      1,248       (619)      2,945       (902)
                                                              --------   --------    --------   --------
Shares used in per share calculations-basic ...............     97,148    100,229      98,845     99,946
Effect of weighting and assumed share equivalents for
outstanding stock options at less than the weighted
average stock price .......................................          -        122           -        289
                                                              --------   --------    --------   --------

Shares used in per share calculations-diluted .............     97,148    100,351      98,845    100,235
                                                              ========   ========    ========   ========
Anti-dilutive stock options not included above ............     16,233      5,916      16,233      5,044
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

Beginning in the first quarter of 2002, the Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by service line, and that sufficient information is now available to permit such reporting. The Company's reportable segments are oncology

                                US Oncology, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

pharmaceutical management, other practice management services, outpatient cancer center operations, and cancer research and development. The oncology pharmaceutical management segment purchases and manages specialty oncology pharmaceuticals for the Company's affiliated practices. Management of the administrative aspects of affiliated medical oncology practices is included in the other practice management services segment. The outpatient cancer center operations segment develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The cancer research and development services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The operating results of this segment are reflected in the "other" category. The Company's business is conducted entirely in the United States.

The financial results of the Company's segments are presented on the accrual basis. For the first nine months of 2002, 97.8% of the Company's oncology pharmaceutical management revenue and outpatient cancer center revenue was derived from the PPM model with the remainder derived under service line model agreements providing oncology pharmaceutical management services. To determine results of the oncology pharmaceutical management segment with respect to practices managed under the Company's PPM model, management has assumed that the pharmaceuticals purchased and pharmacy management services under this segment are provided at rates consistent with the rates at which the Company is currently offering those services outside of the PPM model. Therefore, the financial results of that segment include inter-segment revenues while other practice management services reflects PPM results after the effect of removing the oncology pharmaceutical management results and outpatient cancer center operations results (which are actual results of that service line within the PPM model) disclosed below. As such, the combined operating results of the oncology pharmaceutical management segment and other practice management segments for the nine months ended September 30, 2002 represent the operating results under the Company's PPM activities relative to the management of the non-medical aspects of affiliated medical oncology practices plus the results under oncology pharmaceutical management services for practices under service line model agreements.

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

The table below presents information about reported segments for the three and nine months ended September 30, 2002 (in thousands):

                                                        Three Months Ended     Nine Months Ended
                                                        September 30, 2002    September 30, 2002
                                                        ------------------    ------------------
     Net operating revenue:
        Oncology pharmaceutical management ..........       $   234,635           $   665,219
        Other practice management services ..........           215,505               630,141
                                                            -----------           -----------
        Medical oncology ............................           450,140             1,295,360
        Outpatient cancer center operations .........            73,948               230,192
        Other .......................................            17,561                48,841
                                                            -----------           -----------
                                                            $   541,649           $ 1,574,393
                                                            ===========           ===========
     Revenue:
        Oncology pharmaceutical management ..........       $   232,846           $   664,538
        Other practice management services ..........           120,520               355,271
                                                            -----------           -----------
        Medical oncology ............................           353,366             1,019,809
        Outpatient cancer center operations .........            49,952               157,086
        Other .......................................            16,859                45,606
                                                            -----------           -----------

                                US Oncology, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                            $   420,177           $ 1,222,501
                                                            ===========           ===========
     EBITDA:
        Oncology pharmaceutical management ..........       $    23,114           $    62,149
        Other practice management services ..........            22,429                69,529
                                                            -----------           -----------
        Medical oncology ............................            45,543               131,678
        Outpatient cancer center operations .........            15,155                49,076
        Other .......................................             3,195                 7,094
                                                            -----------           -----------
                                                                 63,893               187,848
        General and administrative expenses .........           (16,623)             (45,893)
                                                            -----------           -----------
                                                            $    47,270           $   141,955
                                                            ===========           ===========

The following is a reconciliation of net operating revenue to consolidated revenue (in thousands):

                                                        Three Months Ended     Nine Months Ended
                                                        September 30, 2002    September 30, 2002
                                                        ------------------    ------------------
        Net operating revenue........................       $   541,649           $ 1,574,393
        Less: amounts retained by the practices .....          (121,472)             (351,892)
                                                            -----------           -----------
        Revenue......................................       $   420,177           $ 1,222,501
                                                            ===========           ===========

The following is a reconciliation of EBITDA to consolidated income (loss) from operations (in thousands):

                                                        Three Months Ended     Nine Months Ended
                                                        September 30, 2002    September 30, 2002
                                                        ------------------    ------------------
        EBITDA                                              $    47,270           $   141,955
        Depreciation and amortization................           (17,112)              (53,330)
        Impairment, restructuring and other charges..           (76,831)             (116,804)
                                                            -----------           -----------
        Income (loss) from operations................       $   (46,673)          $   (28,179)
                                                            ===========           ===========

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

                                US Oncology, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" (FAS 145), under which gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under FAS 145 the Company will be required to reclassify any gain or loss on extinguishment of debt that was classified as an extraordinary item to normal operations for all fiscal years beginning after May 15, 2002, including all prior period presentations. The Company expects to implement FAS 145 by no later than the first quarter of 2003, at which time the comparatives will be restated to classify the extraordinary loss on early extinguishment of debt to be included within income (loss) from continuing operations.

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

General

We provide comprehensive services to our network of affiliated practices, made up of more than 850 affiliated physicians in over 440 sites, with the mission of expanding access to and improving the quality of cancer care in local communities and advancing the delivery of care. The services we offer include:

o Oncology Pharmaceutical Management. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $800 million of pharmaceuticals through a network of more than 400 admixture sites, 31 licensed pharmacies, 51 pharmacists and 180 pharmacy technicians.

o Outpatient Cancer Center Operations. We develop and manage comprehensive, community-based cancer centers which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 77 integrated community-based cancer centers and manage over one million square feet of medical office space. We have installed and manage 14 Positron Emission Tomography (PET) units, as well as 59 Computerized Axial Tomography (CT) units.

o Cancer Research and Development Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently manage 90 clinical trials, supported by our network of over 650 participating physicians in more than 180 research locations. During the first nine months of 2002, we enrolled over 2,400 new patients in research studies.

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


We offer these services through two business models, the Physician Practice Management ("PPM") model, under which we provide all of the above services under a single contract with a single fee based on overall practice performance, and the service line model, under which practices contract with us to purchase only certain of the above services, each under a separate contract, with a separate fee methodology for each service.

Under the PPM model, we are reimbursed for all expenses and receive a fee based on one of two models. Under some agreements, the fees are based on practice earnings before taxes - known as the "earnings model". In others, the fee consists of a fixed fee, a percentage of the practice's revenues (in most states) and, if certain performance criteria are met, a performance fee - known as the "net revenue model". Under the net revenue model, the practice is entitled to retain a fixed portion of its net revenue before any service fee is paid, provided that all operating expenses have been reimbursed.

We believe that the earnings model properly aligns practice priorities with respect to appropriate business operations and cost control, with us and the practice sharing proportionately in practice profitability, while the net revenue model results in us disproportionately bearing the impact of increases or declines in operating margins. For this reason, we have, since 2001, been negotiating with practices under the net revenue model to convert to the earnings

                                US Oncology, Inc.


model. Since the beginning of 2001 and through September 30, 2002, seventeen practices accounting for 28.6% of our net operating revenue in the first nine months of 2002 have converted to the earnings model. 68.2% of net operating revenue in the third quarter of 2002 is attributable to practices on the earnings model as of September 30, 2002. Currently, 71.9% of the net operating revenue is attributable to practices that are either on the earnings model or the service line model.

In certain net revenue model markets where we have not been successful in transitioning the practice away from a net revenue model agreement, we have recognized charges for impairments of the service agreement as a result of our projection of future results under those agreements, given declining performance trends. We may in the future be required to recognize additional such impairments in such underperforming markets.

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

Under the service line model, we are offering physician groups three service lines, each with a separate agreement. Those agreements are structured as follows:

o Oncology Pharmaceutical Management. We are responsible for providing comprehensive pharmaceutical management and will be paid on a per-dose basis for the pharmaceutical agent and on a per-dose basis for admixture services. Affiliated practices are required to purchase substantially all of their drugs through us. We also act as a group purchasing organization and will receive a fee from pharmaceutical manufacturers for this service, as well as for providing data and informational services to pharmaceutical companies.

o Outpatient Cancer Center Operations. We agree to develop outpatient cancer centers under development agreements and leases with physician practices. Under the leases, we expect to receive our economic costs of the property plus an amount sufficient to give us a predetermined rate of return on invested capital. In addition, we provide management services and expect to receive an additional fee of 30% of net earnings from radiation and diagnostic operations, subject to adjustments.

o Cancer Research and Development. We contract with pharmaceutical companies and others needing research services on a per trial basis. Our contracts with physician groups outline the terms of access to clinical trials and provide for research related services. We will pay physicians for each trial based on economic considerations relating to that trial.

We are continuing to operate under the PPM model, but are affording our PPM practices the opportunity to terminate their existing service agreements, repurchase certain of their operating assets, and enter into new service line model agreements. We currently expect that a large percentage of existing affiliated practices will remain on the PPM model for the foreseeable future.

During the first nine months of 2002, three of our PPM practices, comprising 34 physicians, terminated their PPM agreements and entered into service line model agreements. As practices transition to this service line model or otherwise terminate PPM agreements, we would expect the financial impact to be receipt of cash payments, recognition of restructuring and reorganization costs (which are mainly non-cash charges), and a reduction in our revenues and earnings related to those practices. We cannot predict the magnitude or timing of this financial impact until practices agree to change structures, but do not expect that all practices will transition away from the PPM model.

                                US Oncology, Inc.


For those practices that remain on the PPM model, we will continue to negotiate with "net revenue model" practices to move to the "earnings model," and otherwise to manage those practices pursuant to existing agreements. In addition to converting three PPM practices to the service line model, we had entered into service line model agreements with two practices, comprising eleven physicians, in new markets through September 30, 2002. Effective October 1, 2002, we have entered into a service line model agreement with one additional practice comprising of five physicians in a new market.

We terminated service agreements with four oncology practices during both the first nine months ended September 30, 2002 and 2001. For purposes of the following discussion and analysis, same practice revenues exclude the results of these disaffiliated practices, as well as the results of the service line model agreements entered into in 2002.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to service agreements, accounts and affiliate receivables, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The introduction of a new business model, the service line structure, and the coincident stress it is placing on our network, represent changes in our business and may make our historical experiences less informative in making future estimates. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our consolidated financial statements include the results of US Oncology, Inc. and its wholly-owned subsidiaries. We do not include the results of our affiliated practices (and the amounts they retain for physician compensation),

                                US Oncology, Inc.


because we have determined that our relationships with the practices under our service agreements do not warrant consolidation under the applicable accounting rules.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation, revenue recognition (including calculation of physician compensation), general estimates of accruals, intangible asset amortization and impairment, and the treatment of synthetic leases. Please refer to the notes to our condensed consolidated financial statements, particularly
Note 1, and the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed discussion of such policies.

Currently, there is a tentative conclusion regarding accounting treatment of off-balance sheet financing vehicles. A change in accounting rules relating to off-balance sheet financing might require us to change our accounting treatment of our synthetic lease financing. On February 27, 2002, the Financial Standards Accounting Board (FASB) determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective April 1, 2003. Our synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and we do not alter the arrangement to maintain off-balance sheet treatment under the new rules, we would expect to recognize additional property and equipment with a corresponding liability on our balance sheet. The possible impact of such a change is discussed below in "Liquidity and Capital Resources."

During October 2002, we entered into an amendment to the synthetic lease that would allow us greater operational flexibility with respect to the properties covered by the synthetic lease. In order to make the amendment effective, we will be required to fully guarantee 100% of the residual value of the synthetic lease properties, which would require us to reflect on our balance sheet amounts outstanding under the lease and the underlying properties under the lease. This amendment will give us more latitude to implement key operational initiatives during this transitional period in our business, by, for example, allowing us to close underperforming facilities or move equipment within our network. We are currently in the process of evaluating the cancer center assets leased under the synthetic lease to determine the appropriate asset values at which those assets would be brought onto our balance sheet. To the extent such asset values are less than the total amount outstanding under the lease, we would recognize a charge to reflect the difference between such asset values and the amount outstanding under the synthetic lease at such time as we bring the properties onto our balance sheet.

Results of Operations

The Company was affiliated with the following number of physicians by specialty as of September 30, 2002 and 2001:

                                                              September 30,
                                                              -------------
                                                              2002     2001
                                                              ----     ----

         Medical oncologists ............................      670      677

         Radiation oncologists ..........................      123      127

         Diagnostic radiologists / other oncologists ....       77       69
                                                              ----     ----

                                                               870      873
                                                              ====     ====

                                US Oncology, Inc.


The following table sets forth the number of physicians affiliated with us:

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,        September 30,
                                                    2002    2001         2002    2001
                                                    ----    ----         ----    ----
  Affiliated physicians, beginning of period ....    871     844          868     869
  Physician practice affiliations ...............      -       1           11       7
  Recruited physicians ..........................     32      40           51      62
  Physician practice separations ................    (23)     (3)         (23)    (22)
  Retiring/Other ................................    (10)     (9)         (37)    (43)
                                                    ----    ----         ----    ----

  Affiliated physicians, end of period ..........    870     873          870     873
                                                    ====    ====         ====    ====

The following table sets forth the number of cancer centers and PET units managed by us as of September 30, 2002 and 2001:

                                                       September 30,
                                                       -------------
                                                      2002       2001
                                                      ----       ----

            Cancer centers ...................         77         76

            PET units ........................         14          9

The following table sets forth the key operating statistics as a measure of the volume of services provided by the practices:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                   2002         2001         2002         2001
                                                ---------    ---------    ---------    ---------
  Medical oncology visits ...................    595,484      589,527     1,830,332    1,806,974
  Radiation treatments ......................    160,645      157,437       485,915      480,575
  PET scans .................................      3,084        1,747         9,096        4,003
  New patients enrolled in research studies          821          967         2,435        2,916

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                                                  Three Months Ended   Nine Months Ended
                                                                     September 30,       September 30,
                                                                    2002      2001      2002      2001
                                                                   ------    ------    ------    ------

  Revenue ......................................................   100.0%    100.0%    100.0%    100.0%
  Operating expenses:
     Pharmaceuticals and supplies ..............................    53.1      51.3      51.9      51.2
     Field compensation and benefits ...........................    20.0      21.6      21.0      21.3
     Other field costs .........................................    11.7      11.7      11.7      12.1
     General and administrative ................................     3.9       3.9       3.8       3.8
     Impairment, restructuring and other charges ...............    18.3         -       9.5       0.5
     Depreciation and amortization .............................     4.1       4.6       4.4       4.6
                                                                   -----     -----     -----     -----
  Income (loss) from operations ................................   (11.1)      6.9      (2.3)      6.5

                                US Oncology, Inc.

  Interest expense, net ........................................    (1.4)     (1.4)     (1.5)     (1.7)
                                                                   -----     -----     -----     -----
  Income (loss) before income taxes, and extraordinary loss ....   (12.5)      5.5      (3.8)      4.8
  Income tax benefit (provision) ...............................     3.9      (2.1)      1.2      (1.8)
                                                                   -----     -----     -----     -----
  Net income (loss) before extraordinary loss ..................    (8.6)      3.4      (2.6)      3.0
  Extraordinary loss, net of income taxes ......................       -         -      (0.7)        -
                                                                   -----     -----     -----     -----
  Net income (loss) ............................................    (8.6)%     3.4%     (3.3)%     3.0%
                                                                   =====     =====     =====     =====

Net Operating Revenue.

Net operating revenue includes two components - net patient revenue and our other revenue:

o Net patient revenue. We report net patient revenue for those business lines under which our revenue is derived from payments for medical services to patients and we are responsible for billing those patients. Currently, net patient revenue consists of patient revenue of affiliated practices under the PPM model. Net patient revenue also will include revenues of practices that enter into agreements under the Outpatient Cancer Center Operations service line.

o Other revenue. Other revenue is revenue derived from sources other than services to patients by affiliated practices. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization. Other revenue also includes revenues from pharmaceutical services rendered by us under our Oncology Pharmaceutical Management service line agreements.

The following table shows the components of our net operating revenue for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                 2002         2001         2002         2001
                              ----------   ----------   ----------   ----------
  Net patient revenue .....   $  514,742   $  463,013   $1,513,309   $1,402,241
  Other revenue ...........       26,907       15,660       61,084       42,167
                              ----------   ----------   ----------   ----------
  Net operating revenue ...   $  541,649   $  478,673   $1,574,393   $1,444,408
                              ==========   ==========   ==========   ==========

                                US Oncology, Inc.


Net patient revenue is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net operating revenue is reduced by amounts retained by the practices under our services agreement to arrive at the amount we report as revenue in our financial statements.

Net operating revenue increased from $1,444.4 million in the first nine months of 2001 to $1,574.4 million in the first nine months of 2002, an increase of $130.0 million, or 9.0%. Same practice net operating revenue (which excludes the results of practices with which we disaffiliated since January 30, 2001 and service line practices) increased from $1,372.9 million for the first nine months of 2001 to $1,540.0 million for the first nine months of 2002, an increase of $167.0 million, or 12.2%. Net operating revenue increased from $478.7 million for the third quarter of 2001 to $541.7 million for the third quarter of 2002, an increase of $63.0 million, or 13.2%. Same practice net operating revenue increased from $464.7 million for the third quarter of 2001 to $535.2 million for the third quarter of 2002, an increase of $70.5 million, or 15.2%. Revenue growth was caused by increases in revenues attributable to pharmaceuticals. However, this growth is primarily attributable to increased utilization of more expensive chemotherapy agents and additional supportive care drugs, rather than increased patient volume. During the third quarter of 2002, medical oncology visits increased 1.0% over the same period during the prior year and declined by 3.6% from the second quarter of 2002. In the outpatient cancer center product line, revenues declined, primarily as a result of our disaffiliation with a radiation oncology facility during the third quarter and our sale of technical assets with respect to certain technical radiology revenues during the second quarter, with only revenues related to PET services increasing.

PET scans increased from 4,003 in the first nine months of 2001 to 9,096 in the first nine months of 2002, an increase of 5,093 or 127.2%. PET scans increased from 1,747 in the third quarter of 2001 to 3,084 for the third quarter of 2002, an increase of 1,337 or 76.5%. The increase in the number of PET scans is attributable to our opening five PET units since September 30, 2001, as well as growth of 68.0% in the number of treatments on the nine PET units that were operational during the first nine months of 2001. We currently have nine cancer centers and seven PET installations in various stages of development. We expect to open two cancer centers and two PET installations during the remainder of 2002.

The following table shows our net operating revenue by segment for the three months ended September 30, 2002 and June 30, 2002, and the nine months ended September 30, 2002 (in thousands). Since this is the first year in which we have reportable segments, and for which sufficient information is now available to permit such reporting, no prior year comparable information is available (see
Note 8 to Condensed Consolidated Financial Statements):

                                            Three Months Ended    Three Months Ended    Nine Months Ended
                                            September 30, 2002      June 30, 2002       September 30, 2002
                                            ------------------      -------------       ------------------
Oncology pharmaceutical management ......       $  234,635            $  224,952            $  665,219
Other practice management services ......          215,505               213,335               630,141
                                                ----------            ----------            ----------
   Medical oncology .....................          450,140               438,287             1,295,360
Outpatient cancer center operations .....           73,948                78,509               230,192
Other ...................................           17,561                14,999                48,841
                                                ----------            ----------            ----------
                                                $  541,649            $  531,795            $1,574,393
                                                ==========            ==========            ==========

Medical oncology net operating revenue increased from $438.3 million in the second quarter of 2002 to $450.1 million for the third quarter of 2002, an increase of $11.9 million or 2.7%. This increase was due to the increased utilization of certain drugs, partially offset by a decline in medical oncology visits.

Outpatient cancer center operations net operating revenue decreased from $78.5 million in the second quarter of 2002 to $73.9 million for the third quarter of 2002, a decrease of $4.6 million, or 5.8%. This decrease is attributable to our disaffiliation with a radiation oncology facility during the third quarter and our sale of technical assets with respect to certain technical radiology revenues during the second quarter.

                                US Oncology, Inc.


Currently 96.3% of our net operating revenue is derived under the PPM model. The following table shows the amount of operating revenue we derived under each type of service agreement for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                   Three Months Ended September 30,               Nine Months Ended September 30,
                                      2002                   2001                   2002                   2001
                                      ----                   ----                   ----                   ----
                              Revenue         %        Revenue       %        Revenue       %        Revenue        %
                              -------         -        -------       -        -------       -        -------        -
     Earnings model .......   $  368,153     68.0%   $  280,387     58.6%   $1,070,213     68.0%   $  826,367     57.2%
     Net revenue model ....      156,978     29.0%      189,957     39.7%      469,481     29.8%      594,529     41.2%
     Service line model ...        6,020      1.1%            -      0.0%        7,576      0.5%            -      0.0%
     Other ................       10,498      1.9%        8,329      1.7%       27,123      1.7%       23,512      1.6%
                              ----------    -----    ----------    -----    ----------    -----    ----------    -----
                              $  541,649    100.0%   $  478,673    100.0%   $1,574,393    100.0%   $1,444,408    100.0%
                              ==========    =====    ==========    =====    ==========    =====    ==========    =====

During the first nine months of 2002, five net revenue model practices accounting for 7.2% of our net operating revenue for the first nine months of 2002 converted to the earnings model. Since the beginning of 2001 and through September 30, 2002, seventeen practices accounting for 28.6% of net operating revenue in the first nine months of 2002 have converted from the net revenue model to the earnings model. As of September 30, 2002, twenty-five service agreements were on the earnings model and twelve service agreements were on the net revenue model. In addition during the first nine months of 2002, we transitioned three PPM practices from the earnings model to the service line model and commenced operations at two new practices, under the service line model. Also, during the first nine months of 2002, we disaffiliated with practices consisting of a total of twenty-three physicians, which had been operating under the net revenue model. These practices represented 3.6% of our net operating revenue for the first nine months of 2002.

Revenue. Our revenue is net operating revenue, less the amount of net operating revenue retained by our affiliated physician practices under PPM service agreements. The following presents the amounts included in determination of our revenue (in thousands):

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                                 2002           2001           2002           2001
                                             -----------    -----------    -----------    -----------
     Net operating revenue ...............   $   541,649    $   478,673    $ 1,574,393    $ 1,444,408
     Amounts retained by the practices ...      (121,472)      (103,174)      (351,892)      (317,406)
                                             -----------    -----------    -----------    -----------
        Revenue ..........................   $   420,177    $   375,499    $ 1,222,501    $ 1,127,002
                                             ===========    ===========    ===========    ===========

Amounts retained by practices increased from $317.4 million for the first nine months of 2001 to $351.9 million for the first nine months of 2002, an increase of $34.5 million, or 10.9%. Amounts retained by practices increased from $103.2 million in the third quarter of 2001 to $121.5 million in the third quarter of 2002, an increase of $18.3 million, or 17.7%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. Amounts retained by practices as a percentage of net operating revenue increased from 22.0% to 22.4% for the nine months ended September 30, 2001 and 2002, respectively, and from 21.6% to 22.4% for the third quarters of 2001 and 2002, respectively, as a result of increased profitability and improved operating margins prior to physician compensation and general and administrative expenses.

Revenue increased from $411.0 million for the second quarter of 2002 to $420.2 million for the third quarter of 2002, an increase of $9.2 million, or 2.2%. Revenue growth was caused by increases in revenues attributable to pharmaceuticals.

                                US Oncology, Inc.


The following table shows our revenue by segment for the three months ended September 30, 2002 and June 30, 2002 and the nine months ended September 30, 2002 (in thousands):

                                               Three Months      Three Months        Nine Months
                                                   Ended             Ended              Ended
                                            September 30, 2002   June 30, 2002   September 30, 2002
                                            ------------------   -------------   ------------------
  Oncology pharmaceutical management ....       $  232,846        $  225,439         $  664,538
  Other practice management services ....          120,520           117,753            355,271
                                                ----------        ----------         ----------
     Medical oncology ...................          353,366           343,192          1,019,809
  Outpatient cancer center operations ...           49,952            54,076            157,086
  Other .................................           16,859            13,704             45,606
                                                ----------        ----------         ----------
                                                $  420,177        $  410,972         $1,222,501
                                                ==========        ==========         ==========

Medicare and Medicaid are the practices' largest payors. During the first nine months of 2002, approximately 43% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 39% was so derived in the comparable period last year. During the third quarter of 2002, approximately 43% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 41% was so derived in the comparable period last year. This percentage varies among practices. No other single payor accounted for more than 10% of our revenues in the first nine months of 2002 and 2001.

Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $577.1 million in the first nine months of 2001 to $635.0 million in the same period of 2002, an increase of $57.8 million, or 10.0%. Pharmaceuticals and supplies expense increased from $192.5 million in the third quarter of 2001 to $223.1 million in the third quarter of 2002, an increase of $30.6 million, or 15.9%. As a percentage of revenue, pharmaceuticals and supplies increased from 51.2% in the first nine months of 2001 to 51.9% in the same period in 2002 and increased from 51.3% in the third quarter of 2001 to 53.1% in the third quarter of 2002. The increase was attributable to an increase in the percentage of our revenue attributable to pharmaceuticals as a result of higher levels of drug utilization and more expensive drugs and to a lesser extent the conversion of three affiliated practices to, and the addition of two practices in new markets under, the service line model. Such increases were partially offset by more favorable drug pricing with respect to some drugs.

We expect that third-party payors, particularly government payors, will continue to negotiate or mandate the reimbursement rates for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates together with shifts in revenue mix may continue to adversely impact our margins with respect to such items. Current governmental focus on average wholesale price (AWP) as a basis for reimbursement could also lead to a wide-ranging reduction in the reimbursement for pharmaceuticals by payors. Payors also continue to try to implement both voluntary and mandatory programs in which the practice must obtain drugs they administer to patients from a third party and that third party, rather than the practice, receives payment for the drugs directly from the payor. We continue to believe that single-source drugs, possibly including oral drugs, will continue to be introduced at a rapid pace, thus further negatively impacting margins. In response to this decline in margin relating to certain pharmaceutical agents, we have adopted several strategies. The successful conversion of net revenue model practices to the earnings model will help reduce the impact of the increasing cost of pharmaceuticals and supplies and the effect of reduced levels of reimbursement. Likewise, the implementation of the service line model should have a similar effect, since our revenues and earnings are not directly dependent on pharmaceutical margins under that model. In addition, we have numerous efforts underway to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control and are assessing other strategies to address this trend. We also continue to seek to expand into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. However, as long as pharmaceuticals continue to become a larger part of our revenue mix as a result of changing usage patterns (rather than growth), we believe that our overall margins will continue to be adversely impacted.

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices' employees (other than physicians), increased from $240.0 million in the first nine months of 2001 to $256.4 million in the comparable 2002 period, an increase of $16.4 million or 6.8%. Field compensation and benefits increased from $81.0 million in the third quarter of 2001 to $84.1 million in the third

                                US Oncology, Inc.


quarter of 2002, an increase of $3.1 million, or 3.8%. As a percentage of revenue, field compensation and benefits decreased from 21.3% in the first nine months of 2001 to 21.0% in the first nine months of 2002 and decreased from 21.6% in the third quarter of 2001 to 20.0% in the third quarter of 2002. The increase in costs is attributed to increases in employee compensation rates to address shortages of certain key personnel such as oncology nurses and radiation technicians. We continue to experience a severe shortage of qualified radiation personnel, with a vacancy rate up to 20%. This scarcity of full-time employees requires us to hire more expensive temporary employees, and to incur significant costs in recruitment efforts. The decrease as a percentage of revenue is attributable to pharmaceutical revenues increasing at a more rapid rate than compensation and benefits.

Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $136.0 million in the first nine months of 2001 to $143.3 million in the first nine months of 2002, an increase of $7.3 million or 5.4%. Other field costs increased from $43.9 million in the third quarter of 2001 to $49.0 million in the third quarter of 2002, an increase of $5.1 million, or 11.6%. As a percentage of revenue, other field costs decreased from 12.1% in the first nine months of 2001 to 11.7% in the first nine months of 2002 and remained at 11.7% for the third quarters of 2001 and 2002. The decrease for the first nine months is attributable to economies of scale realized by increased pharmaceuticals revenues.

General and Administrative. General and administrative expenses increased from $43.5 million for the first nine months of 2001 to $45.9 million for the first nine months of 2002, an increase of $2.4 million, or 5.6%. General and administrative expenses increased from $14.7 million in the third quarter of 2001 to $16.6 million in the third quarter of 2002, an increase of $2.0 million, or 13.4%. In 2002, several new personnel positions have been created to help manage and support our introduction of the service line model combined with the implementation of our program to provide industry advisory services to pharmaceutical companies and other vendors. We anticipate incurring additional general and administrative costs during the remainder of 2002 and early 2003, as we add additional resources in our sales and marketing areas in connection with the foregoing business lines. As a percentage of revenue, general and administrative costs remained steady at 3.8% in the first nine months of 2001 and 2002 and 3.9% in the third quarters of 2001 and 2002.

Overall, we experienced steady operating margins from the first nine months of 2001 to the first nine months of 2002, with earnings before taxes, interest, depreciation and amortization, impairment, restructuring and other charges and extraordinary loss (EBITDA), as a percentage of revenue, remaining at 11.6%.

The following is the EBITDA of our operations by operating segment for the three months ended September 30, 2002 and June 30, 2002 and the nine months ended September 30, 2002 (in thousands). Since this is the first year in which we have reportable segments, and for which sufficient information is now available to permit such reporting, no prior year comparable information is available (See
Note 8 to Condensed Consolidated Financial Statements):

                                            Three Months Ended    Three Months Ended     Nine Months Ended
                                            September 30, 2002       June 30, 2002      September 30, 2002
                                            ------------------    ------------------    ------------------
  Oncology pharmaceutical management ....        $  23,114             $  20,761             $  62,149
  Other practice management services ....           22,429                23,613                69,529
                                                 ---------             ---------             ---------
     Medical oncology ...................           45,543                44,374               131,678
  Outpatient cancer center operations ...           15,155                17,938                49,076
  Other .................................            3,195                 1,846                 7,094
                                                 ---------             ---------             ---------
                                                    63,893                64,158               187,848
  General and administrative expenses ...          (16,623)              (15,708)              (45,893)
                                                 ---------             ---------             ---------
                                                 $  47,270             $  48,450             $ 141,955
                                                 =========             =========             =========

The decrease in EBITDA for the outpatient cancer center operations is attributable to our disaffiliation with radiation oncologists during the third quarter and our sale of technical assets with respect to certain technical radiology revenues during the second quarter.

Impairment, restructuring and other charges. In the fourth quarter of 2000, we comprehensively analyzed our operations and cost structure, focusing on our non-core assets and activities to determine whether they were still

                                US Oncology, Inc.


consistent with our strategic direction. As a result, we recorded a restructuring charge during the fourth quarter of 2000. Details of the restructuring charge activity relating to that charge for the first nine months of 2002 are as follows (in thousands):


                                                   Accrual at                     Accrual at
                                               December 31, 2001   Payments   September 30, 2002
                                               -----------------   --------   ------------------
  Severance of employment agreement ........         $  215         $  (18)         $  197
  Site closures ............................          1,081           (241)            840
                                                     ------         ------          ------
  Total ....................................         $1,296         $ (259)         $1,037
                                                     ======         ======          ======

During the first quarter of 2001, we announced plans to further reduce overhead costs and recognized additional pre-tax restructuring charges of $5.9 million, consisting of (i) a $3.1 million charge relating to the elimination of approximately 50 personnel positions, (ii) a $2.5 million charge for remaining lease obligations and related improvements at sites we decided to close and
(iii) a $0.3 million charge relating to software applications we decided to abandon. Details of the restructuring charge activity relating to that charge for the first nine months of 2002 are as follows (in thousands):

                                                   Accrual at                     Accrual at
                                               December 31, 2001   Payments   September 30, 2002
                                               -----------------   --------   ------------------
  Costs related to personnel reductions ....         $  213         $ (213)         $    -
  Closure of facilities ....................          1,132           (177)            955
                                                     ------         ------          ------
     Total .................................         $1,345         $ (390)         $  955
                                                     ======         ======          ======

During the first nine months of 2002, we have incurred impairment and restructuring costs related to transitional activity, including the following:

o Termination of service agreements related to the conversion of PPM practices to the service line model and in connection with practice disaffiliations.

o Gains and losses related to sales of assets back to practices converting to the service line model or in connection with practice disaffiliations.

o Impairment of intangible assets related to net revenue model service agreements.

o    Centralization of accounting and financial processes.

o    Allowance on an affiliate receivable.

In that context, we recognized the following impairment, restructuring and other charges during the three months and nine months ending September 30, 2002 (in thousands):

                                                       Three Months Ended     Nine Months Ended
                                                       September 30, 2002    September 30, 2002
                                                       ------------------    ------------------
  Write-off of service agreements ..................        $  68,314             $ 107,999
  Gain on sale of practice assets ..................           (3,415)               (5,433)
  Personnel reduction costs ........................              882                 1,791
  Allowance on an affiliate receivable .............           11,050                11,050
  Consulting costs for implementing service line ...                0                 1,397
                                                            ---------             ---------
                                                            $  76,831             $ 116,804
                                                            =========             =========

                                US Oncology, Inc.


The following is a detailed summary of the third quarter charges (in thousands):

                                                                             Impairment of
                                                                              Net Revenue
                                            Conversion to      Practice      Model Service      Processing     Affiliate
                                            Service Line   Disaffiliations    Agreements      Centralization   Allowance     Total
                                            ------------   ---------------    ----------      --------------   ---------     -----
  Write-off of service agreements ........    $ 13,054         $  4,253        $ 51,007          $      -       $      -   $ 68,314
  Gain on sale of practice assets.........      (1,063)          (2,352)              -                 -              -     (3,415)
  Personnel reduction costs ..............           -                -               -               882              -        882
  Allowance on an affiliate receivable ...           -                -               -                 -         11,050     11,050
                                              --------         --------        --------          --------       --------   --------
                                              $ 11,991         $  1,901        $ 51,007          $    882       $ 11,050   $ 76,831
                                              ========         ========        ========          ========       ========   ========

During the first nine months of 2002, we transitioned three of our PPM practices with an aggregate of 23 physicians to the service line model, including one such transition in the third quarter. In each transaction, the existing PPM service agreement was terminated, the practice repurchased its assets, and future consideration owing to physicians for their initial affiliation with the Company was either accelerated or forfeited.

We also disaffiliated with physicians in four net revenue markets during the third quarter and terminated a service agreement in one market with respect to certain radiology sites during the second quarter. In these terminations, practice assets were repurchased and fees were paid in connection with the termination. Remaining consideration owed to the physicians (if any) by us with respect to their original PPM affiliation transaction was accelerated.

The impairment of service agreement during the third quarter was a non-cash, pretax charge of $68.3 million comprising (i) a $13.0 million charge related to a PPM service agreement that was terminated in connection with conversion to the service line model, (ii) a $51.0 million charge related to three net revenue model service agreements that became impaired during the third quarter based upon our analysis of projected cash flows under those agreements, taking into account developments in those markets during the third quarter and (iii) a $4.3 million charge related to a group of physicians under a net revenue model service agreement with which we disaffiliated during the third quarter. The remainder of the charge relating to impairment of service agreements for the first nine months of 2002 was a non-cash, pretax charge of $33.8 million related to a net revenue model service agreement that became impaired during the second quarter based upon our analysis of projected cash flows under that agreement, taking into account developments in that market during the second quarter.

The $3.4 million net gain on sale of practice assets during the third quarter comprised (a) net proceeds of $4.3 million paid by converting and disaffiliating physicians and (b) a $0.2 million net recovery of working capital assets, partially offset by a $1.1 million net charge arising from our accelerating consideration that would have been due to physicians in the future in connection with those transactions.

During the second quarter we recognized a $2.0 million net gain on sale of practice assets. During that quarter, we terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for delivery to us of 1.1 million shares of our common stock. In connection with that sale, we also recognized a write-off of a receivable of $0.5 million due from the physicians and agreed to make a cash payment to the buyer of $0.6 million to reflect purchase price adjustments during the third quarter. The transaction resulted in a $3.9 million gain based on the market price of our Common Stock as of the date of the termination. This gain was partially offset by a $1.9 million net impairment of working capital assets relating to service line conversions, disaffiliations and potential disaffiliations.

During the third quarter, in connection with our transition, we commenced an initiative to further centralize certain of our accounting and financial reporting functions at our headquarters in Houston, resulting in a $0.9 million charge for personnel reduction costs. Management believes that such centralization will enhance efficiency and improve internal operating controls of those functions. During the first and second quarters of 2002, we recognized $0.3 million and $0.6 million, respectively, for personnel reduction costs.

During the third quarter, we recognized an $11.1 million allowance related to an $11.1 million receivable due to us from one of our affiliated practices. In the course of our PPM activities, we advance amounts to physician groups

                                US Oncology, Inc.


and retain fees based upon our estimates of practice performance. Subsequent events and related adjustments may result in the creation of a receivable with respect to certain amounts advanced. During the third quarter, we made the determination that a portion of such amounts owed by physician practices to us may have become uncollectible due to, among other things the age of the receivable and circumstances relating to practice operations.

During the second quarter we recognized $1.0 million professional fees for consultants advising us on the implementation of the service line. During the first quarter of 2002, we also recognized charges of $0.4 million in consulting fees related to our introduction of the service line model.

As discussed above, during the first nine months of 2002, we have recorded charges related to the impairment of certain net revenue model service agreements. From time to time, we evaluate our intangible assets for impairment, which involves an analysis comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset on our balance sheet. In estimating future cash flows, we consider past performance as well as known trends that are likely to affect future performance. In some cases we also take into account our current activities with respect to that agreement that may be aimed at altering performance or reversing trends. All of these factors used in our estimates are subject to error and uncertainty.

Interest. Net interest expense decreased from $18.6 million in the first nine months of 2001 to $17.9 million for the first nine months of 2002, a decrease of $0.7 million or 4.0%. Net interest expense increased from $5.2 million in the third quarter of 2001 to $6.1 million in the third quarter of 2002, an increase of $0.9 million, or 16.4%. As a percentage of revenue, net interest expense decreased from 1.7% for the first nine months of 2001 to 1.5% for the first nine months of 2002 and remained at 1.4% for the third quarters of 2001 and 2002. Such decreases are due to lower borrowing levels during the first nine months of 2002. On February 1, 2002, we refinanced our indebtedness by issuing $175 million in 9.625% Senior Subordinated Notes due 2012 and repaying in full our existing senior secured notes and terminating our existing credit facility. Our previously existing $100 million senior secured notes bore interest at a fixed rate of 8.42% and would have matured as to $20 million in each of 2002-2006. Lower levels of debt during the first nine months of 2002, as compared to the same period in 2001, partially offset by the increased rate of interest contributed to the decrease of interest expense.

Income Taxes. For the first nine months of 2002, we recognized a tax benefit of
19.2 million, after extraordinary loss, resulting in an effective tax rate of 32.1%, compared to 38.0% for the same prior year period. For the third quarter of 2002, we recognized an income tax benefit of $16.5 million as a result of the impairment and restructuring charges discussed above. The effective tax rate in the three and nine month periods ended September 30, 2002 reflects management's estimate of the limited extent to which the Company will be able to deduct the impairment, restructuring and other charges at the state level.

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

In September 2001, we announced in a press release that our introduction of the service line structure and transition away from the net revenue model, and the related realignment of our business would cause us to record unusual charges for write-offs of service agreements and other assets and other charges. These charges include the impairment, restructuring and other charges and extraordinary loss we have recorded during 2002. Through September 30, we had recorded $10.6 million in unusual cash charges and $119.8 million in unusual non-cash charges in connection with our transition process.

In that September 2001 press release, we disclosed that if all of our PPM model practices converted to the service line we would anticipate incurring approximately $480 million in such charges. Although that analysis would still hold true if all practices converted, we do not believe full conversion is likely and do not believe that we are likely to recognize the full $480 million amount in connection with our transition.

Net Income. Net income decreased from $33.5 million, or $0.33 per diluted share, in the first nine months of 2001 to a net loss of $(40.5) million, or $(0.41) per share, in the first nine months of 2002, a decrease of $74.0 million or 220.9%. Net income as a percentage of revenue changed from 3.0% for the first nine months of 2001 to (3.3)% for

                                US Oncology, Inc.


the first nine months of 2002 and from 3.4% in the third quarter of 2001 to (8.6)% in the third quarter of 2002. Included in net income for the first nine months of 2002 are impairment, restructuring and other charges of $116,804 million and an extraordinary loss on early extinguishment of debt of $8.5 million, net of income taxes. Excluding the extraordinary loss and impairment, restructuring and other charges, net income for the nine months ended September 30, 2002 would have been $43.9 million, which represents earnings per share of $0.44. Included in net income for the nine months ended September 30, 2001 were pre-tax restructuring charges of $5.9 million. Excluding the restructuring charges, net income for the first nine months of 2001 would have been $37.1 million, which represents earnings per share of $0.37.

Liquidity and Capital Resources

As of September 30, 2002, we had net working capital of $189.0 million, including cash and cash equivalents of $117.4 million. We had current liabilities of $305.4 million, including $19.3 million in current maturities of long-term debt, and $204.2 million of long-term indebtedness. During the first nine months of 2002, we provided $133.9 million in net operating cash flow, invested $42.0 million, and provided cash from financing activities in the amount of $5.5 million. As of October 24, 2002, we had cash and cash equivalents of $115.6 million.

Cash Flows From Operating Activities

During the first nine months of 2002, we generated $133.9 million in cash flows from operating activities as compared to $161.1 million in the comparable prior year period. The decrease in cash flow is attributable to (i) advance purchases of certain pharmaceutical products during the first nine months of 2002 in order to obtain favorable pricing and qualify for certain rebates, (ii) reduction in number of accounts receivable days outstanding, and (iii) timing of certain working capital payments. Our accounts receivable days outstanding as of September 30, 2002, decreased to 47 days from 50 days as of December 31, 2001, as compared to a decrease to 56 days as of September 30, 2001, from 67 days as of December 31, 2000.

Cash Flows from Investing Activities

During the first nine months of 2002 and 2001, we expended $45.1 million and $48.2 million in capital expenditures and financed an additional $8.6 million and $16.8 million through various leasing facilities, respectively. During the first nine months of 2002 and 2001, we expended $23.9 million and $21.8 million on the development and construction of cancer centers, respectively. In addition, we expended $8.8 million and $6.8 million on installation of PET centers, respectively, during the nine months ended September 30, 2002 and 2001, of which $8.0 million and $5.6 million, respectively, was financed through various equipment operating leases. Maintenance capital expenditures were $20.5 million and $25.2 million in the first nine months of 2002 and 2001, respectively. For all of 2002, we anticipate expending a total of approximately $30-$35 million on maintenance capital expenditures and approximately $40-$45 million on development of new cancer centers and PET installations. Expected capital expenditures on cancer center and PET development are below forecasted amounts due to the Company's focus on transitional activity.

Cash Flows from Financing Activities

During the first nine months of 2002, we provided cash from financing activities of $5.5 million as compared to cash used of $106.6 million in the first nine months of 2001. Such increase in cash flow is primarily attributed to the proceeds from the issuance of our Senior Subordinated Notes due 2012, net of the cash payments for the retirement of our previously existing indebtedness, including a prepayment premium paid as a result of early extinguishment of our Senior Secured Notes due 2006. In addition, we expended $24.5 million to repurchase 2.9 million shares of our Common Stock during the second and third quarters of 2002. Additionally, we received 1.1 million shares of our Common Stock in exchange for certain technical assets in the second quarter of 2002. Subsequent to September 30, 2002, we repurchased 1.2 million shares of our Common Stock, bringing the total number of shares acquired through repurchase and exchange for assets to 5.2 million through October 17, 2002.

Historically, we satisfied our development and transaction needs through various debt and equity financings and through borrowings under a $175 million syndicated revolving credit facility with First Union National Bank (First Union), as a lender and as an agent for various other lenders. We also used a $75 million synthetic leasing facility in connection with developing integrated cancer centers. Availability of new advances under the leasing facility terminated in June 2001. We discuss this in more detail below.

                                US Oncology, Inc.


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

We used the proceeds from the Senior Subordinated Notes to repay in full our existing $100 million in Senior Secured Notes due 2006, including a prepayment penalty of $11.7 million due as a result of our repayment of the notes before their scheduled maturity. We also used proceeds from the Senior Subordinated Notes to pay fees and related expenses of $4.8 million associated with issuing those notes and to pay fees and related expenses of $2.7 million in connection with the new credit facility. During the first quarter of 2002, we recognized the prepayment penalty of $11.7 million and a write-off of unamortized deferred financing costs related to the terminated debt agreements of $1.9 million, which were recorded as an extraordinary item during the first quarter of 2002.

Our introduction of the service line structure and transition away from the net revenue model and the related realignment of our business required an amendment or refinancing of our existing facilities. The new credit facility and Senior Subordinated Notes give us flexibility in this regard. In addition, we believe that the longer maturity of the Senior Subordinated Notes adds stability to our capital structure.

We have entered into an operating lease arrangement known as a "synthetic lease," under which a special purpose entity has acquired title to properties, paid construction costs and leased to us the real estate and equipment at some of our cancer centers. The synthetic lease facility was funded by a syndicate of financial institutions. A synthetic lease is preferable to a conventional real estate lease since the lessee benefits from attractive interest rates, the ability to claim depreciation under tax laws and the ability to participate in the development process.

We entered into the synthetic lease in December 1997. It matures in June 2004. As of September 30, 2001, we had $72.0 million outstanding under the synthetic lease facility and no further amounts are available under that facility. The annual lease cost of the synthetic lease is approximately $3.6 million, based on interest rates in effect as of September 30, 2002. The lessor under the synthetic lease holds real estate assets (based on original acquisition and construction costs) of approximately $59.2 million and equipment of approximately $12.8 million (based on original acquisition cost) at nineteen locations.

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

A synthetic lease is an operating lease according to accounting principles generally accepted in the United States (GAAP). Thus, our obligations under the synthetic lease are not recorded as debt and the underlying properties and equipment are not recorded as assets on our balance sheet. Our rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments, and are excluded from our aggregate debt maturities.

                                US Oncology, Inc.


On February 27, 2002, the FASB determined that synthetic lease properties meeting certain criteria would be required to be recognized as assets with a corresponding liability effective April 1, 2003. Our synthetic lease meets these criteria. The determination is not final and is subject to additional rule-making procedures, but assuming the determination becomes a formal accounting pronouncement and assuming that we do not alter the arrangement to maintain off-balance sheet treatment under the new rules, we would expect to recognize additional property and equipment with a corresponding liability on our balance sheet as of April 1, 2003.

If we were to purchase all of the properties currently covered by the synthetic lease or if changes in accounting rules or treatment of the lease were to require us to reflect the properties on our balance sheet, the impact to the consolidated financial statements would be as follows:

o Property and equipment would increase by the fair market value of the assets, and to the extent such asset values are less than the total amount outstanding under the lease, we would recognize a charge to reflect the difference between such asset values and the amount outstanding under the synthetic lease at such time as we bring the properties onto our balance sheet;

o Assuming the purchase of the properties were financed through borrowing, or in the event the existing arrangement were required to be characterized as debt, indebtedness would increase by $72.0 million; and

o    Depreciation would increase as a result of our owning the assets.

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

During October 2002, we entered into an amendment to the synthetic lease that, once effective, would allow greater operational flexibility with respect to the properties covered by the synthetic lease. The amendment will only become effective at our election and, in order to make the amendment effective, we will be required to fully guarantee 100% of the residual value of the synthetic lease properties, which would require us to reflect on our balance sheet amounts outstanding under the lease and the underlying properties under the lease. This amendment will give us more latitude to implement key operational initiatives during this transitional period in our business, by, for example, allowing us to close under-performing facilities or move equipment within our network. We are currently in the process of evaluating the cancer center assets leased under the synthetic lease to determine the appropriate asset values at which those assets would be brought onto our balance sheet. To the extent such asset values are less than the total amount outstanding under the lease, we would recognize a charge to reflect the difference between such asset values and the amount outstanding under the synthetic lease at such time as we bring the properties onto our balance sheet. We expect that the timing of such activity would be in the fourth quarter of 2002.

Borrowings under the revolving credit facility and advances under the synthetic leasing facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The credit facility, synthetic leasing facility and Senior Subordinated Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. Events of default under our credit facility, synthetic leasing facility and Senior Subordinated Notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as security under the credit facility and the guarantee obligations of our synthetic leasing facility.

We are currently in compliance with covenants under our synthetic leasing facility, revolving credit facility and Senior Subordinated Notes, with no borrowings currently outstanding under the revolving credit facility. We have relied primarily on cash flows from our operations to fund working capital.

                                US Oncology, Inc.


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

Our borrowings under our synthetic leasing facility and revolving credit facility contain an element of market risk from changes in interest rates. We have, in the past managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in the first nine months of 2002, and we were not obligated under any interest rate swap agreements during the nine-month period ended September 30, 2002. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. No amounts are currently outstanding under the revolving credit facility, nor were any amounts outstanding under the revolving credit facility during the first nine months of 2002. $72.0 million is outstanding under the synthetic leasing facility at September 30, 2002. Our Senior Subordinated Notes due 2012 bear interest at a fixed rate of 9.625%.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at September 30, 2002. The market values that result from these computations are compared with the market values of these financial instruments at September 30, 2002. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of its financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

The CEO and CFO note that, since the date of the evaluation to the date of this report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

While the disclosure controls and procedures have been effective in providing material information, we continue to seek to strengthen such disclosure controls and procedures. We are currently engaged in a reconfiguration of our financial reporting controls and procedures to centralize those functions at our corporate offices in Houston. This process change will result in the elimination of certain functions that were previously performed on a regional and local basis. We believe that this change will result in enhanced reliability and timeliness of disclosure and believe that centralization will eliminate certain of the risks with respect to financial reporting that are inherent in a broad, decentralized system.

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

     3.2 Amended and Restated By-Laws, with Amendment effective March 22, 2001 (filed as Exhibit 3.2 to the Company's Form 10-K filed March 28, 2001 and incorporated herein by reference)

     4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from the Company's Form 8-A filed June 2, 1997).

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

     99.1         Certification of Chief Executive Officer

     99.2         Certification of Chief Financial Officer



(b)      Reports on Form 8-K


On August 13, 2002, the Registrant filed a Form 8-K disclosing that its Chief Executive Officer and Chief Financial Officer had each filed with the Securities and Exchange Commission a sworn statement regarding facts and circumstances relating to the Securities Exchange Act filings for the Registrant as required by the SEC's Order Requiring the Filing of Sworn Statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (File no. 4-460, June 27, 2002).

                                US Oncology, Inc.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    US ONCOLOGY, INC.



Date: November 13, 2002:     By:    /s/ R. Dale Ross
                                    -------------------------------------------
                                    R. Dale Ross, Chief Executive Officer
                                    (duly authorized signatory)



Date: November 13, 2002:     By:    /s/ Bruce D. Broussard
                                    -------------------------------------------
                                    Bruce D. Broussard, Chief Financial Officer
                                    (principal financial and accounting officer)

                                US Oncology, Inc.



CERTIFICATIONS


I, R. Dale Ross, Chief Executive Officer of US Oncology, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of US Oncology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                    /s/ R. Dale Ross
                                    --------------------------------------------
                                    R. Dale Ross
                                    Chief Executive Officer of US Oncology, Inc.

                                US Oncology, Inc.



I, Bruce D. Broussard, Chief Financial Officer of US Oncology, Inc., certify that:


     1. I have reviewed this quarterly report on Form 10-Q of US Oncology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                    /s/ Bruce D. Broussard
                                    --------------------------------------------
                                    Bruce D. Broussard
                                    Chief Financial Officer of US Oncology, Inc.