Form 10-K
period 2002-12-31
US ONCOLOGY INC
filed 2003-03-21
CIK 943061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No___
                                             ---
     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12-b of the Act). Yes X    No___
                                     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002 was $623,455,855 (based upon the closing sales price of the Common Stock on The Nasdaq Stock Market on June 28, 2002 of $8.33 per share). For purposes of this calculation, shares held by non-affiliates exclude only those shares beneficially owned by executive officers, directors and stockholders beneficially owning 10% or more of the outstanding Common Stock.

     There were 90,181,640 shares of the Registrant's Common Stock outstanding on March 13, 2003. In addition, as of March 13, 2003, the Registrant had agreed to deliver approximately 3,262,807 shares of its Common Stock on certain future dates for no additional consideration.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement issued in connection with the Registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Part I

As used in this report, unless the context otherwise requires, the terms, "US Oncology," the "Company," "we," "our" and "us" refer to US Oncology, Inc. and its consolidated subsidiaries.

Introduction

     This report comprises over 85 pages of information. The length and detail required by applicable disclosure and reporting rules can leave a reader somewhat overwhelmed. Therefore, this introduction is designed to provide you with some perspective regarding information contained in this report.

     Our core business is providing services to physicians who treat cancer patients. Our services are grouped under four main business lines - oncology pharmaceutical services, cancer center services, cancer research services and practice management services. We provide these services either individually or, in our Physician Practice Management ("PPM") business, bundled together as a comprehensive set of oncology practice management services. The strength of our ongoing business model is our ability to assemble the optimal mix of these offerings to design tailored solutions for customers.

     We provide these services through two business models: the physician practice management model, under which we provide all of the above services under a single contract with one fee based on overall performance; and the service line model, under which practices contract with the company to purchase only certain of the above services, each under a separate contract, with a separate fee methodology for each service.

     This report is designed to give investors an understanding of our business and performance, as well as to comply with relevant securities laws. The following is a brief guide to some of the key sections of this report.

     . The Business section, beginning on page 3, is intended to give investors an overview of our business and operations, as well as informing investors of recent strategic developments and initiatives.

     . In Forward-Looking Statements and Risk Factors, beginning on page 12, we outline some of the key risks and uncertainties that could materially affect our business and performance or the value of our securities. Investors should keep these risks in mind as they review this report.

     . On page 24, we present a table of Selected Financial Data, which presents the reader with a one-page snapshot of the performance of our business over the past five years. Investors should read this in conjunction with the Consolidated Financial Statements and the notes thereto.

     . Management's Discussion and Analysis of Results of Operations and Financial Condition, beginning on page 26, is designed to provide the reader of the financial statements with a narrative on our financial results. In that section we point to material trends in our business and explain some of the underlying factors that drive our business results.

     . The Consolidated Financial Statements, beginning on page 49, include an overview of our income and cash flow performance and financial position.

     . The Notes to Consolidated Financial Statements follow the financial statements. Among other things, the notes contain our accounting policies, detailed information on items within the financial statements, certain commitments and contingencies, and the performance of each of our segments.

     The financial statements presented in this report were prepared in accordance with generally accepted accounting principles. In this report, we have discussed both recurring and nonrecurring events and trends that could increase or decrease earnings. In Management's Discussion and Analysis of Results of Operations and Financial Condition, we describe many such events and items, including significant impairment, restructuring and other charges that we have incurred over the past three years as a result of market developments and activities related to the repositioning of our business. We have also discussed, under the heading Forward Looking Statements and Risk Factors, possible events or trends that typically occur in an unpredictable fashion and uncertainties relating to our business. In addition to those trends and events discussed in this report, it is important for investors to understand that our financial statements rely on estimates, which are also subject to uncertainties, including those discussed below under the heading in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Critical Accounting Policies and Estimates."

Item 1. Business

     US Oncology is America's premier cancer care services company. We support the cancer care community by providing practice management, oncology pharmaceutical services, cancer center services and cancer research services. Our network of over 875 affiliated physicians provide care to patients in over 440 locations, including 77 outpatient cancer centers and 17 Positron Emission Tomography (PET) installations, across 28 states. In 2002, we estimate that those physicians provided care to over 500,000 cancer patients, including approximately 200,000 new patients, representing 15% of the nation's newly diagnosed cancer cases.

     Our network's community-based focus allows our affiliated physicians to provide to patients locally the latest advances in therapies, research and technology, often within a single outpatient setting. As a result, patients access high quality treatment with the least amount of disruption to their daily lives. Our nationwide presence enables us to rapidly implement best practices and share new discoveries, and our network's size affords competitive advantages in areas such as purchasing, information systems, access to clinical research and leading edge technology.

     On June 15, 1999, a wholly owned subsidiary of US Oncology, Inc. merged with Physician Reliance Network, Inc. ("PRN"), a cancer management company. As a result of the merger, PRN became a wholly owned subsidiary of US Oncology, Inc., and each holder of PRN common stock received 0.94 shares of our common stock for each PRN share held. This transaction, which is referred to as the "AOR/PRN merger," was accounted for under the pooling of interests method of accounting and treated as a tax-free exchange. Certain of the selected financial data included in Item 6 of this report have been retroactively restated to combine the accounts of US Oncology (formerly known as American Oncology Resources, Inc.) and PRN for all periods presented using their historical bases.

     US Oncology was incorporated in October 1992 under the laws of the State of Delaware. Our principal executive offices are located at 16825 Northchase Drive, Suite 1300, Houston, Texas, and our telephone number is (832) 601-8766. Our common stock is traded on the Nasdaq Stock Market under the symbol "USON." Our website address is http://www.usoncology.com, and copies of our filings with the Securities and Exchange Commission are available on our website under the heading "Investor Relations."

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

     Oncology Pharmaceutical Services. We purchase and manage specialty oncology pharmaceuticals for physicians. We are one of the largest buyers of oncology pharmaceuticals within the United States, purchasing more than $800 million in cancer drugs annually on behalf of our network physicians. In addition, we manage 39 licensed pharmacies and over 400 admixture sites that are staffed with 116 pharmacists and 219 pharmacy technicians.

     Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all forms of outpatient cancer care, from the most advanced laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We provide a "turn-key" service, developing centers from the preliminary feasibility study through full operational status, including site acquisition, architectural design, construction management, equipment evaluation and acquisition, physician and technical staff recruiting and billing and collection services. We have developed and manage 77 comprehensive outpatient cancer centers and 17 PET units.

     Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services, from study concept and design to regulatory approval, including complete Phase I through Phase IV trials, recruitment of studies, protocol writing and scientific approval process, supported by a single Clinical Review Advisory Board. Our 1,100 research team members, working in conjunction with our network of approximately 500 participating physicians in more than 170 research locations, signed up more than 3,200 patients during 2002.

     Other Practice Management Services. We act as the exclusive manager and administrator of all day-to-day nonmedical business functions connected with our affiliated practices. As such, we are responsible for physician recruiting, data management, accounting, systems, compliance and capital allocation to facilitate growth in practice operations.

Physician Practice Management Model

     We provide services to most of the practices in our network through long-term comprehensive service agreements under the "physician practice management" or "PPM" model. Under that model, when we entered into each agreement, we paid consideration (typically consisting of cash, subordinated notes and an agreement to deliver shares of stock at specified future dates) to physicians and their practices to purchase the nonmedical assets of their practices and to enter into service agreements. In addition, in most of our affiliated practices, each physician entered into an employment or non-competition agreement with the practice. We do not provide medical care to patients or employ any of the affiliated practices' clinical staff who provide medical care. However, under the terms of the service agreements with the practices, we are responsible for the compensation and benefits of the practices' non-physician medical personnel, and our financial statements reflect the costs of such compensation and benefits.

     Under the PPM model, we have assembled the nation's largest network of oncologists, who care for 15 percent of the nation's new cancer cases annually. However, the PPM model relies on significant and recurring capital investments in intangible assets in order to expand the network. Going forward we generally do not intend to add practices to our network in new markets through the PPM model. Rather, we intend to expand in new markets principally by contracting with practices to provide our core services on a non-PPM basis, through the service line structure described below. We will continue to recruit physicians for our existing PPM practices, and intend to continue growing existing PPM practices through such recruitment. In certain situations, where market-specific details warrant and there is appropriate economic return for us, we may enter into PPM relationships in new markets.

     Our PPM service agreements with practices generally have initial terms of 40 years and cannot be terminated unilaterally without cause. Each agreement provides for reimbursement to us of all practice costs plus payment to us of a service fee. Some of the service agreements, known as the "earnings model" agreements, provide that this fee is a percentage of the practice's earnings before income taxes. In others, known as "net revenue model" agreements, the fee consists of a fixed fee, a percentage (in most states) of the practice's net revenues and, if certain performance criteria are met, a performance fee. Where our service agreement follows the net revenue model, the practice is entitled to retain a fixed portion of net revenue before the service fee (other than practice operating costs) is paid to us. The effect of this priority of payments under the net revenue model agreements is that we bear a disproportionate share of increasing practice costs. This is because if, after payment of operating expenses, there are not sufficient amounts available to pay both the fixed management fee and the fixed percentage to be retained by the practice, the entire amount of such shortfall is a reduction to our management fee. For this reason, we believe that the net revenue model does not provide adequate incentives for our practices to manage costs efficiently. At the same time, under the net revenue model, in situations where we receive no fee, since practice costs are paid before the practice is paid its fixed portion of revenue, additional reductions in profitability would impact physician compensation.

     Beginning in November of 2000, we commenced a network-wide initiative to convert our affiliated practices from the net revenue model to the earnings model. We believe that the earnings model more appropriately aligns our economic interests with those of our affiliated practices, particularly in an environment of decreasing margins. In addition, we have negotiated, and intend to continue to negotiate, terminations of certain service agreements that we do not believe will attain satisfactory performance under either model. During 2001 and 2002, we have successfully converted seventeen practices formerly under the net revenue model to the earnings model. We continue to pursue other conversions. Changing the manner in which fees are calculated has and will in some cases result in management fees that are, at least in the short term, lower than those that would have been received under the net revenue model. 73.4% of our 2002 fourth quarter revenue was derived from practices that were on the earnings model or service line model as of March 1, 2003. We intend to continue to convert practices that were on the revenue model to the earnings model or to allow them to terminate their PPM arrangement and adopt the service line structure, as described below. In some cases we may also disaffiliate entirely from a group. We have disaffiliated from eight practices, comprising 45 physicians since November 2000.

Service Line Structure

     In September 2001, we announced an initiative to offer our core cancer-related services nationwide to oncology practices that are outside of our current network under what we call the "service line structure," which allows oncology practices to obtain our services without entering into comprehensive service agreements that would call for our involvement in all business aspects of their day-to-day operations. Under the service line structure, we do not pay consideration to physicians in new markets to acquire the nonmedical assets of their practices. We believe that the service line structure, when compared to the PPM model, allows us to expand more rapidly into new markets without incurring capital investments in intangible assets, with a higher return on assets and lower compliance and reimbursement risks. During 2002, we refined the service line structure significantly and believe it will appeal to large numbers of oncologists outside our network, since new physicians may affiliate with us and utilize our core services while maintaining complete ownership and control of their oncology practices' assets. During 2002, we executed definitive agreements with four new practices under the service line structure.

     Our existing affiliated practices will be given a choice of maintaining a PPM relationship with us or transitioning to a service line relationship. Existing affiliated practices that choose to remain under the PPM model will continue to be managed according to existing agreements, and we will continue to attempt to convert net revenue model service agreements to the earnings model. In certain cases, we may acquire the nonmedical assets of additional physician practices under the PPM model and integrate those physicians with an existing practice under the PPM model. During 2002, three of our PPM practices, comprising 23 physicians, converted to the service line model. In addition, another practice, comprising 11 physicians, converted to the service line model effective February 1, 2003.

The Service Lines

     To implement our service line strategy, we have reorganized management and operation of our business under four distinct service lines. We began segment reporting according to those service lines in the first quarter of 2002. For management and reporting purposes, our existing PPM operations are divided into the various service line offerings included in the PPM relationship. See Note 12 to Consolidated Financial Statements.

Oncology Pharmaceutical Services

     The oncology pharmaceutical services service line combines all of our core competencies and service offerings related to oncology drugs into a single, coordinated business division. The division provides a comprehensive, integrated solution to all of the drug needs of an oncology practice, from purchasing drugs and supplies to mixing and managing drugs for infusion, to post-use evaluation and data aggregation. As a result of market feedback, we are offering a variety of contract options under which practices may contract to purchase only selected services under this service line, with an option to upgrade to a fully integrated pharmacy solution. The division is aimed at providing efficient, high quality management of drugs from the manufacturer to the patient, including the following service offerings:

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

     . Retail Pharmacy. In addition to providing pharmaceutical services for our affiliated practices that allow them to infuse drugs in their offices, we expect that the oncology pharmaceutical services division will permit us to participate in the market for retail pharmaceuticals in the oncology arena. Although most oncology drugs continue to be administered in the physician's office, in the event additional self-administered therapies become available, our network of trained pharmacists, combined with the other core competencies of the network, will enable us to serve patients in a convenient retail pharmacy context as well.

Currently, we intend to offer various contractual arrangements to new practices under the oncology pharmaceutical service line, which involve different levels of service. These include agreements for different mixes of purchasing and pharmacy management and consulting services, including a complete purchasing, pharmacy management and full admixture offering. Each of these offerings includes a fee structure that involves a payment for pharmaceuticals, as well as a payment for the pharmacy services we offer. We are also authorized by practices to receive fees from pharmaceutical companies in our capacity as a group purchasing organization. The agreements are typically short-term agreements, terminable by either side without cause on short notice.

Cancer Center Services

         This division provides expertise in outpatient cancer center development and operations and access to capital for development. The portfolio of service offerings includes the full range of outpatient cancer center development and management, including deployment of radiation therapeutic and diagnostic technology, including PET. Both the economic arrangement and the types of services offered by this division under the service line structure remain largely unchanged from the manner in which we conduct business in this segment today at earnings model practices. We currently manage 77 comprehensive outpatient cancer centers and 17 PET units located in urban, suburban and rural settings, all under PPM arrangements. We currently do not operate any cancer centers under the service line structure.

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

         The Cancer Center Services division manages all aspects of the development and operation of comprehensive outpatient cancer centers. Throughout all stages of the process of developing and operating a cancer center, we and the local physicians collectively make all material decisions and coordinate strategic and planning activities, including:

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

         . Personnel. Assisting with recruitment of technical and other staff to operate the center, including physicists, dosimetrists, radiation therapists, nurses, social workers, dieticians, secretaries, clerical staff, data managers and research staff.

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

         Under the service line structure, cancer center services will be conducted pursuant to leases and service agreements with fifteen-year terms. Under the leases for both equipment and real estate, the affiliated practices will pay our economic cost related to the property. In addition, we will receive a service fee equal to 30% of net earnings from radiation operations, subject to a fee rebate to the extent certain performance criteria are achieved by the practice. The agreements will include mutual non-competition covenants.

Cancer Research Services

         This division provides a full range of oncology drug development services, from study concept and design to regulatory approval, including complete Phase I-IV clinical trials. The division contracts with pharmaceutical and biotechnology firms and focuses on bringing investigational therapies to cancer patients through our network of community-based oncology researchers.

         The division provides a complete range of research and development support services, including recruitment of studies, protocol writing and scientific approval process, supported by a single Clinical Review Advisory Board. A team of research professionals, which includes the study principal investigator, site investigator, site sub-investigator, research nurse/coordinator, clinical research assistants, project managers and data coordinator/manager, supervises each research project. Study management services include study initiation and monitoring, patient accrual, project management, protocol implementation, data management and statistical analysis. A central Institutional Review Board provides research oversight.

         We currently supervise 102 clinical trials with accruals of more than 3,200 patients during 2002. We have completed more than 200 trials in conjunction with our network of approximately 500 participating physicians in more than 170 research locations.

         The Cancer Research Services service line provides a range of services designed to give affiliated practices and their patients access to a wide selection of the latest clinical trials. This division is also responsible for our stem cell transplant program. We contract with pharmaceutical companies and others needing research services, generally on a per trial basis. We pay physicians for each trial based upon economic considerations unique to each trial.

Practice Management Services

         Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day nonmedical business functions connected with affiliated practices.

         We provide management services that extend to all business aspects of an oncology group's operations, as well as all of the services offered under the other three service lines. We believe our management services free oncologists to focus on providing high quality medical care.

         Strategic Services. The management agreement with each practice provides for creation of a policy board composed of our representatives and the affiliated physician group. The primary function of this board is to develop and adopt a strategic plan for the group designed to improve the performance of the practice, including an annual budget. The policy board outlines physician recruiting goals, identifies services and equipment to be added, identifies desirable payor relationships, identifies other oncology groups that are possible affiliation candidates and seeks to facilitate communication with other affiliated physician groups in our network.

         Financial Services. We seek to improve the operating and financial performance of the physician group. For each group we develop an annual budget. We also provide comprehensive financial analysis to the affiliated physician group in connection with managed care contracting. We provide billing, collection, reimbursement, tax and accounting services and implement our cash management system.

         Administrative Services. We provide an array of administrative services to improve the operations of the group. We manage the facilities used by the physicians and, in consultation with the physicians, determine the number and location of practice sites. We implement our integrated management information system to support practice management, billing functions and patient record keeping. In addition, we provide the regulatory expertise to assist the group in complying with increasingly complex laws and regulations applicable to oncology practices.

         Personnel Management. We employ and manage all nonmedical personnel of the physician group, including the executive director, controller and secretarial and other administrative personnel. We evaluate these employees, make staffing decisions, provide and manage employee benefits and implement personnel policies and procedures. We also provide administrative services to the physician group's employees.

         We also provide other key support services, including:

         .   marketing

         .   recruiting of physicians and staff
         .   continuing education
         .   network communications
         .   public policy and patient advocacy

         Texas Oncology, P.A., an affiliated oncology practice with locations throughout Texas under the earnings model, is our largest customer, accounting for approximately 24% of our revenues in 2002. No other practice accounts for more than 10% of our revenue. Medicare and Medicaid are our practices' largest payors accounting for 43% in 2002. No other payor accounts for more than 10% of net patient revenue.

Competition

         We operate in highly competitive industries. Some of our competitors have greater financial, technical, marketing and managerial resources than we have. To the extent that competitors are owned by pharmaceutical manufacturers, retail pharmacies, insurance companies, HMOs or hospitals, they may have pricing advantages that are unavailable to us and other independent companies.

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

         With respect to research activities, the contract research organization industry is fragmented, with several hundred small limited-service providers and several large full-service contract research organizations with global operations. We compete against large contract research organizations and site management organizations that may have access to more financial resources than we do.

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

          Privacy Regulations. The Department of Health and Human Services published new privacy regulations on December 28, 2000 under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which impact our affiliated practices' operations with respect to the transfer of data, including between us and our affiliated practices. Also a part of HIPAA, are security and electronic signature standards that regulate how we maintain personally identifiable health information in our databases. We believe we are taking appropriate measures to comply with these requirements, which will require significant expenditures by us.

         Fee-Splitting; Corporate Practice of Medicine and Pharmacy. The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as US Oncology, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We believe our current and planned activities do not constitute fee-splitting or the practice of medicine as contemplated by these laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure. Comparable state laws prohibit the practice of pharmacy by entities not licensed as pharmacies.

         Medicare/Medicaid Fraud and Abuse Provisions. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or other federal or state health program patients or patient care opportunities, or in return for the purchase, lease or order of any item or service that is covered by Medicare or other federal or state health program. Pursuant to this law, the federal government has pursued a policy of increased scrutiny of transactions among health care providers in an effort to reduce potential fraud and abuse relating to government health care costs.

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

         A violation of the Anti-Kickback Amendments requires the existence of all of these elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals; (iii) the ability of the parties to make or influence referrals of patients; (iv) the provision of services that are reimbursable under any governmental health programs; and (v) patient coverage under any governmental program. Fulfilling all of the requirements of the applicable regulatory safe harbors ensures that a party has not violated the Anti-Kickback Amendments. We believe that all compensation we receive is for our services. We also believe that we are not in a position to make or influence referrals of patients or services reimbursed under any governmental health programs to our affiliated practices. Consequently, we do not believe that the service fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-Kickback Amendments. To our knowledge, there have been no case law decisions regarding service agreements similar to ours that would indicate that such agreements violate the Anti-Kickback Amendments. Further, we believe that since we are not a provider of medical services under our PPM model, and are not in a position to refer patients to any particular medical practice, the remuneration we receive for providing services does not violate the Anti-Kickback Amendments. However, because of the breadth of the Anti-Kickback Amendments and the government's active enforcement thereof, there can be no assurance that future interpretations of such laws will not require modification of our existing relationships with practices.

         In situations where we operate a licensed pharmacy, we would be a provider. Although we believe our offerings under that service line comply with law, there is a risk that our status as provider could bring greater scrutiny to those arrangements.

         Prohibitions of Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as the "Stark Bill." The Stark Bill originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest in or compensation relationship with the entity. The revisions to the Stark Bill prohibit a referral to an entity in which the physician or a family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services." The Stark Bill and its current and future regulations apply directly to providers, not to us under the PPM model. There can be no assurance, however, that interpretations of such laws will not indirectly affect our existing relationships with affiliated practices.

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

         Antitrust. We and our affiliated practices are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of markets. We believe we are in compliance with these laws, but there can be no assurance that a review of US Oncology or our affiliated practices would not result in a determination that could adversely affect our operations and the operations of our affiliated practices. Furthermore, because of the size and scope of our network, there is a risk that we could be subjected to greater scrutiny by government regulators with regard to antitrust issues.

         Reimbursement Requirements. In order to participate in the Medicare and Medicaid programs, our affiliated practices must comply with stringent reimbursement regulations, including those that require certain health care services to be conducted "incident to" or otherwise under a physician's supervision. Different states also impose differing standards for their Medicaid programs, including utilizing an actual-cost-based system for reimbursement of pharmaceuticals, instead of average wholesale price based methodologies. Satisfaction of all reimbursement requirements is required under our compliance program. The practices' failure to comply with these requirements could negatively affect our results of operations.

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

         Compliance. We have a comprehensive compliance program designed to assist us, our employees and our affiliated practices in complying with applicable law. We regularly monitor developments in health care law and modify our agreements and operations as changes in the business and regulatory environment require. While we believe we will be able to structure our agreements and operations in accordance with applicable law, there can be no assurance that our arrangements will not be successfully challenged.

Employees

         As of December 31, 2002, we directly employed 4,007 people. As of December 31, 2002, our PPM affiliated practices employed 4,957 people (excluding the network physicians). Under the terms of the service agreements with the affiliated practices, we are responsible for the compensation and benefits of the practices' non-physician medical personnel. No employee of US Oncology or of any affiliated practice is a member of a labor union or subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Service Marks

         We have registered the service mark "US Oncology" with the United States Patent and Trademark Office.

Item 2.  Properties

         We lease our corporate headquarters in Houston, Texas. We or the affiliated practices own, lease or sublease the facilities where the clinical staffs provide medical services. In connection with the development of integrated cancer centers, we have acquired or leased land valued at approximately $39.0 million. We anticipate that, as our affiliated practices grow, expanded facilities will be required.

         In addition to conventional medical office space, we have developed comprehensive cancer centers that are generally free-standing facilities in which a full range of outpatient cancer treatment services is offered in one facility. At December 31, 2002, we operated 79 integrated cancer centers and had nine cancer centers under development. Of the 79, 50 were leased and 29 owned, ranging in size from 4,700 square feet to 112,400 square feet. Nineteen of the centers are leased under a synthetic leasing facility under which the assets are included on our balance sheet, as a result of an amendment to that facility effective December 31, 2002. Since December 31, 2002, we have sold two of the 19 cancer centers in the leasing facility in connection with disaffiliations.

Item 3.  Legal Proceedings

         The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. We do not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. Although we maintain insurance coverage, we do not currently maintain malpractice coverage for ourselves, and successful malpractice, regulatory or product liability claims asserted against us or one of the practices could have a material adverse effect on us.

         We have become aware that we and certain of our subsidiaries and affiliated practices are the subject of qui tam lawsuits (commonly referred to as "whistle-blower" suits) that remain under seal, meaning they were filed on a confidential basis with a U.S. federal court and are not publicly available or disclosable. The United States has determined not to intervene in any of the qui tam suits we are aware of and all but one of such suits has been dismissed, but the individuals who filed the remaining claim of which we are aware may still pursue the litigation, although none of those individuals has indicated an intent to do so. Because qui tam actions are filed under seal, there is a possibility that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with law.

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

Forward-Looking Statements and Risk Factors

         The following are or may contain forward-looking statements within the meaning of the U.S. federal securities laws: (i) certain statements, including possible or assumed future results of operations, contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) any statements contained herein regarding our prospects; (iii) any statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "projects" or similar expressions; and (iv) all statements concerning expected financial results, business development activities and all other statements other than statements of historical fact.

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

         In addition to the specific risk factors described below, factors that could cause actual results to differ materially include, but are not limited to, reimbursement rates for pharmaceutical products, the success of the service line model, transition or disaffiliation of existing practices, our ability to attract and retain additional physicians and practices under the service line model, expansion into new markets, our ability to develop and complete cancer centers and PET installations, our ability to maintain good relationships with our affiliated practices, our ability to recover the cost of our investment in cancer centers, government regulation and enforcement, reimbursement for healthcare services, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, our ability to create and maintain favorable relationships with pharmaceutical companies and other suppliers, and the operations of our affiliated practices.

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

Declining reimbursement from governmental payors for pharmaceutical products used by oncologists could adversely affect us.

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

         There is a continued risk of declining reimbursement for pharmaceuticals used by oncologists as a result of changes in reimbursement methodology. Currently, Medicare and most Medicaid programs reimburse providers for oncology drugs based on the Average Wholesale Price (AWP) of the drugs. AWP is determined by third-party information services using data furnished by pharmaceutical companies. The U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (CMS) has previously announced its intention to change the basis of AWP, which would have resulted in substantially lowered reimbursement from federal government programs for chemotherapy agents and other pharmaceutical agents used by oncologists, without any adjustment in reimbursement for services and other costs related to chemotherapy. Although such a change has been postponed indefinitely, the General Accounting Office, CMS and Congress continue to discuss reforming Medicare reimbursement for pharmaceuticals. In addition, there has been significant press coverage related to the way in which pharmaceuticals are reimbursed by governmental programs, which would influence this discussion.

         It is not possible to assess the likely outcome of any change in reimbursement for oncology services, particularly reimbursement of pharmaceuticals, whether through federal agency initiatives or through the calculation of AWP from information supplied by pharmaceutical companies. Any significant reduction in reimbursement for pharmaceuticals without a corresponding increase in rates of reimbursement for other practice services related to infusion of drugs would significantly harm us. It is possible that changes in reimbursement that are ultimately adopted or implemented could have a material adverse effect on our operations, financial condition and liquidity.

Continued efforts by commercial payors to reduce reimbursement levels or change the manner in which pharmaceuticals are reimbursed could adversely affect us.

         Commercial payors continue to seek to negotiate levels of reimbursement for cancer care services, with a particular focus on reimbursement for pharmaceuticals. Successful reductions in reimbursement could harm us. In addition, several payors are trying to implement "brown bagging" or similar programs under which cancer patients or their oncologists would be required to obtain pharmaceuticals from a third party. That third party, rather than the oncologist, would then be reimbursed. We have been, and continue to be successful in resisting such programs. As in the case of AWP reform, we continue to promote the idea that any reduction in pharmaceutical reimbursement must be accompanied by an adjustment in reimbursement for other practice costs. However, in the event that we do not continue to be successful in resisting these initiatives, our practices' and our results of operations could be adversely affected. In addition, any such program to remove control of pharmaceuticals from oncologists could pose additional risks to our affiliated physicians and their patients.

Continued review of pharmaceutical companies and their pricing and marketing practices could result in lowered reimbursement for pharmaceuticals.

         Continued review of pharmaceutical companies by government payors could result in lowered reimbursement for pharmaceuticals, which could harm us. Many government payors, including Medicare and Medicaid, and other payors reimburse oncologists for drugs at the drug's average wholesale price (or AWP) or at a percentage off AWP. Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including several used by oncologists, is an appropriate or accurate measure of the market price of the drugs. There are also several whistleblower and other lawsuits pending against various drug manufacturers that have been reported in the business press. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWP prices of various drugs to the private companies responsible for reporting AWP. These lawsuits and investigations have resulted and could continue to result in settlements which include corporate integrity agreements with the government, in which pharmaceutical companies agree to provide average selling prices of their drugs to the government. Furthermore, possibly in response to such scrutiny as well as significant adverse coverage in the press, some pharmaceutical manufacturers could alter AWP and pricing to reduce the margin between reported AWP and the sales price of some oncology drugs. Any such change could have an adverse effect on oncologists, which in turn could adversely affect us. Finally, as a group purchasing organization that is a significant purchaser of pharmaceutical agents paid for by government programs, we and our network of affiliated practices could become involved in these investigations or lawsuits, or may become a target of such pharmaceutical-related scrutiny. Any of these events could have a material adverse effect on us.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a limited number of vendors.

         We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a limited number of manufacturers. During 2002, approximately 40% of net operating revenue was derived from pharmaceuticals sold exclusively by five vendors. Our agreements with these vendors are typically for one to two years and cancelable by either party without cause on 30 days' prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly for required volume levels.
Any termination or adverse adjustment to these relationships could have a material adverse effect on a significant portion of our business, financial condition and results of operations.

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

         Our repositioning is placing significant stress on our network and on our relationships with physicians. Conversions to the service line structure and the earnings model require that the physicians devote significant time and resources to learning about and assessing the value of our new business models. In addition, physicians may be anxious about taking part in a new and untested business model for us. During 2002, we have also experienced some strains in our relationships with physicians as a result of adjustment to the earnings model, under which physicians must become accustomed to greater accountability for expenses, including those related to investments made under the revenue model. To the extent we are not successful in developing new relationships and maintaining our current relationships with physicians because of these additional pressures, our business and results of operations could be harmed.

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

We rely heavily on a single distributor for our pharmaceutical products, and our business would be harmed by disruptions in that distributor's business or in our relationship with that distributor.

         Almost all of the pharmaceutical products provided to our affiliated practices through us come from a single distributor, National Specialty Services
(NSS), a subsidiary of Cardinal Health. Although we believe that we obtain benefits from this exclusive relationship and that other distributors would be available to us if necessitated by a deterioration in the performance of NSS or in our relationship with NSS, such a deterioration in their business or our relationship with them could result in disruption in our business.

Our service fee arrangements for our net revenue model practices subject us to disproportionate economic risk.

         Under a net revenue model service agreement, the practice retains a fixed portion of net revenue before any service fee (other than practice operating costs) is paid to us. Under net revenue agreements, therefore, we disproportionately bear the economic impact of increasing or declining margins. Our costs of operations have increased, primarily due to an increase in expensive, single-source drugs and compensation and benefits, which has resulted in a disproportionate decline in our operating margin, even as practice profitability continues to grow. We are seeking to convert practices to the earnings model or the service line structure, which eliminates this disproportionate economic risk. If we are not successful, then continuing to provide services under the net revenue model agreements could have a material adverse effect on us.

Governmental regulation and changes in such regulation could adversely affect our operating results or financial condition.

         The health care industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. State and federal governments have increasingly undertaken efforts to control growing health care costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future government cost containment efforts limit the profits that can be derived from new drugs, then profit margins on pharmaceutical products could decrease and clinical research spending on pharmaceutical products may also decrease, which could limit the business opportunities available to us and affect our results of operations and financial condition.

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

         The laws of many states prohibit unlicensed, non-physician-owned entities or corporations (such as US Oncology) from performing medical services, or in certain instances, prohibit physicians from splitting fees with non-physicians, including US Oncology. We do not believe that we engage in the unlicensed practice of medicine or the delivery of medical services in any state, and are not licensed to practice medicine in states which permit such licensure. In addition, many states have similar laws with respect to the practice of pharmacy. We do not believe we practice pharmacy, except where appropriately licensed. In many jurisdictions, however, the laws restricting the corporate practice of medicine or pharmacy and fee-splitting have been subject to limited judicial and regulatory interpretation and, therefore, there is no assurance that upon review some of our activities would not be found to be in violation of such laws. If such a claim were successfully asserted against us, we could be subject to civil and criminal penalties, the imposition of which could have a material adverse effect on our operations, cash flows and financial condition.

         In general, regulation and scrutiny of health care providers and related companies are increasing. Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients. In addition, we may be adversely affected by aspects of some other health care proposals, including cutbacks in Medicare and Medicaid programs, containment of health care costs on an interim basis by means that could include a freeze on rates paid to health care providers, greater flexibility to the states in the administration of Medicaid, and developments in federal and state health information requirements, including the standardization of electronic transmission of some administrative and financial information.

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

         Our revenue currently depends on revenue generated by affiliated practices. Loss of revenue by the practices could seriously harm us. It is possible that our affiliated practices will not be able to maintain successful medical practices. In addition, under our current service agreements and under proposed agreements under the cancer center services line, the fees payable to us depend upon the profitability of the practices. Even under those service agreements where the service fee is based on the revenues of the practices, and not on their earnings, a priority of payments provision mandates that we will be paid last. Any failure by the practices to contain costs effectively will adversely impact our results of operations in those areas. Because we do not control the manner in which our practices conduct their medical practice (including drug utilization), our ability to control costs related to the provision of medical care is limited. Furthermore, the affiliated practices face competition from several sources, including solo practitioners, single- and multi-specialty practices, hospitals and managed care organizations. Although we are offering our affiliated practices the option of converting to the service line structure, which would eliminate our direct risk related to practice profitability with respect to medical oncology, we have limited ability to discontinue or alter our service arrangements with practices, even where continuing to manage such practices under existing arrangements is economically detrimental to us.

Our business could be adversely affected if relations with any of our significant pharmaceutical suppliers are terminated or modified.

         Our ability to purchase pharmaceuticals, or to expand the scope of pharmaceuticals purchased, from a particular supplier at prices below those generally offered to oncologists is largely dependent upon such supplier's assessment of the value of our network. To the extent that our transition to the service line structure causes pharmaceutical suppliers to perceive our network as less valuable, our relationships and pricing with such suppliers could be harmed. Our inability to purchase pharmaceuticals from any of our significant suppliers at prices below those generally available to oncologists could have a material adverse effect on our business, results of operations and financial condition because many suppliers own exclusive patent rights and are the sole manufacturers of certain pharmaceuticals. If we were unable to purchase patented products from any such supplier on favorable terms or at all, we could be required to purchase such products from other distributors on less favorable terms, and our profit margin on such products could be decreased or eliminated.

Our development of new cancer centers could be delayed or result in serious liabilities, and the centers may not be profitable.

         The development of integrated cancer centers is subject to a number of risks, including obtaining regulatory approval, delays that often accompany construction of facilities and environmental liabilities that arise from operating cancer centers. Any failure or delay in successfully building and operating integrated cancer centers or in avoiding liabilities from operations could seriously harm us. New cancer centers may incur significant operating losses during their initial operations, which could materially and adversely affect our operating results, cash flows and financial condition. In addition, in some cases our cancer centers may not be profitable enough for us to recover the cost of our investment in the cancer center. In certain situations, we may be required to recognize losses in connection with closing or selling cancer centers, either because of underperformance or other market developments.

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

         Our ability to offer and maintain high quality service is dependent upon our ability to attract and maintain arrangements with qualified professional and technical staff, and with executives on our management team. There is a high level of competition for such skilled personnel among other health care providers, research and academic institutions, government entities and other organizations, and there is a nationwide shortage in many specialties, including oncology nursing and technical radiation staff. We cannot assure you that our contractual arrangements with such staff can be maintained on terms advantageous to us. In addition, if one or more members of our management team become unable or unwilling to continue in their present positions, we could also be harmed.

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

         The health care industry is characterized by delays that can be as much as three to six months between when services are provided and when the reimbursement or payment for these services is received. Under our existing service agreements and the new cancer center service line, our working capital is dependent on such collections. Although we currently experience more timely collections, these potential delays make working capital management, including prompt and diligent billing and collection, an important factor in our results of operations and liquidity in those areas. We cannot assure you that trends in the industry will not further extend the collection period and negatively impact our working capital.

Our affiliated practice may be unsuccessful in obtaining favorable contracts with third-party payors, which could result in lower operating margins.

         We advise on and facilitate negotiation of payor contracts on behalf of our network physicians under the PPM model and will also be responsible for such contracting activities for radiation oncologists and diagnostic radiologists under the cancer center services line. Commercial payors, such as managed care organizations and traditional indemnity insurers, are increasingly requesting fee structures and other arrangements that require health care providers to assume all or a portion of the financial risk of providing care. The lowering of reimbursement rates, increasing review of bills for services and negotiating for reduced contract rates could have a material adverse effect on our results of operations and liquidity with respect to our existing service agreements and cancer center operations under the service line structure.

Loss of revenue by our affiliated practices caused by the cost containment efforts of third-party payors could harm us.

         Physician practices typically bill third-party payors for the health care services provided to their patients. Third-party payors such as private insurance plans and commercial managed care plans negotiate the prices charged for medical services and supplies in order to lower the cost of the health care services and products they pay for, thus increasing their own profits. Third-party payors also try to influence legislation to lower costs. Third-party payors can also deny reimbursement for medical services and supplies by stating that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. There is a risk that other payors could reduce rates of reimbursement to match any reduction by governmental payors. Our management fees under the PPM model, as well as our operating fees for cancer center operations under the service line structure, are dependent on the financial performance of the practices and would be adversely affected by a reduction in reimbursement. In addition, to the extent oncologists, as our customers, are impacted adversely by reduced reimbursement levels, our business could be harmed generally.

We face the risk of qui tam litigation relating to regulations governing billing for medical services.

         We are currently aware of qui tam lawsuits in which we and/or our subsidiaries or affiliated practices are named as defendants. Because qui tam lawsuits are filed under seal, we could be named in other such suits of which we are not aware. In addition, as the federal government intensifies its focus on billing, reimbursement and other health care regulatory areas, private individuals are also bringing more qui tam lawsuits because of the potential financial rewards for such individuals. For the past several years, the number of qui tam suits filed against health care companies and the aggregate amount of recoveries under such suits have increased significantly. This trend increases the risk that we may become subject to additional qui tam lawsuits.

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

We could be subject to malpractice claims and other harmful lawsuits not covered by insurance.

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

         Although we have maintained malpractice insurance in the past, since we are not a provider of medical services and as a result of rising costs, we no longer maintain coverage for medical malpractice. There can be no assurance that any claim asserted against us for professional liability will not be successful. The availability and cost of professional liability insurance varies widely from state to state and is affected by various factors, many of which are beyond our control. Therefore, successful malpractice, regulatory or product liability claims asserted against us that are not fully covered by insurance could have a material adverse effect on our operating results. During February 2002, PHICO Insurance Company, which had been our and some of our affiliated practices' former primary malpractice insurer, was placed in liquidation. Although state guaranty associations provide some coverage for insured claims in the event of insurer insolvency, if we or our affiliated practices are unable to receive sufficient coverage as a result of the insolvency, we could be harmed.

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

The nature of our receivables will change with respect to the oncology pharmaceutical services business line.

         Currently, our accounts receivable consist principally of payments that we bill and collect from third party payors on behalf of our affiliated practices. Under the oncology pharmaceutical services business line, we will instead bill and collect payments from the practices. We have no experience in billing and collecting from affiliated practices. The practices will have responsibility for billing and collecting from third party payors with respect to the drugs. If we are not successful in billing and collecting from affiliated practices or if such practices are not successful in managing their billing and collections from third-party payors, we may have decreased cash flow from pharmaceutical sales.

Under the service line structure, our agreements with affiliated practices will have shorter terms than our existing agreements, and we will have less input with respect to the business operations of the practices.

         Currently, we provide management services to practices under long-term agreements that generally have 40-year terms and that are not terminable except under specified circumstances. These agreements allow us to be the exclusive provider of management services, including each of the services contemplated under the service line structure, to each of the practices. In addition, under those agreements, the practices are required to bind their physicians to specified employment terms and restrictive covenants. Under the service line structure, our agreements with affiliated practices will have shorter terms, and certain agreements are easily terminable with minimal notice or in the event of certain performance deficiencies based on market standards. A number of the other input mechanisms that we currently have with respect to affiliated practices do not exist under our oncology pharmaceutical services business line. This loss of input may increase the extent to which affiliated practices may change their internal composition to our detriment and may result in arrangements that are easier for individual physicians and practices to exit, exposing us to increased competition from other firms, especially in the pharmacy services sector. Departure of a significant number of physicians or practices from participation in our service line structure could harm us.

Under the service line structure, we will significantly increase our ownership and operation of licensed pharmacies, which will subject us to various new state and federal regulations.

         Our pharmaceutical segment is subject to the laws and regulations of the FDA, United States Drug Enforcement Administration, various state boards of pharmacy and comparable agencies. Such laws, regulations and regulatory interpretations affect the prescribing of pharmaceuticals, purchasing, storing and dispensing of controlled substances, operating of pharmacies (including nuclear pharmacies), and packaging of pharmaceuticals. Violations of any of these laws and regulations could result in various penalties, including suspension or revocation of our licenses or registrations or monetary fees. As a health care provider, we will, under the service line structure, subject our affiliated physicians to the federal "Stark Self-Referral Laws," which prohibit a referral to an entity in which the physician or the physician's family member has an ownership interest or compensation relationship if the referral is for any of a list of "designated health services." Further, while the PPM model currently subjects us to scrutiny under the federal Medicare and Medicaid anti-kickback law, that provides criminal penalties for individuals or entities participating in the Medicare or Medicaid programs that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs, the law will apply to the service line structure in additional ways as a result of our becoming a pharmacy provider. Complying with those standards, especially as they change from time to time, could be extremely costly for us and could limit the manner in which we implement the service line structure.

     Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. Our entities that provide nursing for our patients and our nurses must obtain licenses in certain states to conduct our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies or nurses, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock is traded on The Nasdaq Stock Market under the symbol "USON." The high and low closing sale prices of the common stock, as reported by The Nasdaq Stock Market, were as follows for the quarterly periods indicated.

                  Year Ended December 31, 2001                     High           Low
                  -----------------------------------------     ---------      --------
                  Fiscal Quarter Ended March 31, 2001           $  10.94       $  6.27

                  Fiscal Quarter Ended June 30, 2001            $   9.24       $  7.47

                  Fiscal Quarter Ended September 30, 2001       $   8.97       $  6.55

                  Fiscal Quarter Ended December 31, 2001        $   8.04       $  3.95


                  Year Ended December 31, 2002                     High          Low
                  -----------------------------------------     ---------      --------
                  Fiscal Quarter Ended March 31, 2002           $   9.53       $  7.45

                  Fiscal Quarter Ended June 30, 2002            $  10.00       $  8.33

                  Fiscal Quarter Ended September 30, 2002       $   8.97       $  6.57

                  Fiscal Quarter Ended December 31, 2002        $   9.14       $  7.79

         As of March 13, 2003, there were approximately 14,681 holders of the common stock. We have not declared or paid any cash dividends on our common stock. The payment of cash dividends in the future will depend on our earnings, financial condition, capital needs and other factors deemed pertinent by our board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of our board of directors to retain earnings to finance the operations and expansion of business. Our revolving credit facility currently prohibits the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital
Resources."

Item 6.  Selected Financial Data

     The selected consolidated financial information set forth below is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

                                                                                           Year Ended December 31,
                                                                      --------------------------------------------------------------
                                                                          2002         2001          2000         1999         1998
                                                                      -----------   ---------   ---------    ---------     ---------
                                                                                   (in thousands, except per share data)
  Statement of Operations Data:
  Revenue ..........................................................  $1,651,316   $1,515,895   $1,333,071   $1,099,262   $ 836,596
  Operating expenses:
       Pharmaceuticals and supplies ................................     866,378      780,072      651,214      521,087     357,766
       Field compensation and benefits .............................     340,302      322,473      277,962      215,402     172,298
       Other field costs ...........................................     192,145      179,479      161,510      134,635     107,671
       General and administrative ..................................      63,229       58,859       63,640       45,811      38,325
       Bad debt expense ............................................           -            -       10,198            -           -
       Impairment, restructuring and other charges, net ............     150,060        5,868      201,846       29,014           -
       Depreciation and amortization ...............................      71,859       71,929       75,148       65,072      48,463
                                                                       ---------    ---------    ---------    ---------    --------
                                                                       1,683,973    1,418,680    1,441,518    1,011,021     724,523
  Income (loss) from operations ....................................     (32,657)      97,215     (108,447)      88,241     112,073
  Interest expense .................................................     (23,706)     (22,511)     (26,809)     (22,288)    (15,908)
  Gain on investment in common stock
     (unrealized in 1999) ..........................................           -            -       27,566       14,431           -
                                                                       ---------    ----------   ---------    ---------    --------
  Income (loss) before income taxes and extraordinary loss .........     (56,363)      74,704     (107,690)      80,384      96,165
  Income tax benefit (provision) ...................................      18,886      (28,388)      35,047      (32,229)    (36,184)
                                                                       ---------    ----------   ---------    ---------    --------
  Net income (loss) before extraordinary loss ......................     (37,477)      46,316      (72,643)      48,155      59,981
  Extraordinary loss on early extinguishment of debt, net
  of income taxes of $5,181 ........................................      (8,452)           -            -            -           -
                                                                       ---------    ---------    ---------    ---------    --------
  Net income (loss) ................................................  $  (45,929)  $   46,316   $  (72,643)  $   48,155   $  59,981
                                                                       =========    =========    =========    =========    ========

  Net income (loss) before extraordinary loss per share - basic ....  $    (0.38)  $     0.46   $   (0.72)   $     0.48   $    0.61
  Extraordinary loss per share - basic .............................       (0.09)           -           -             -           -
                                                                       ---------    ---------     --------    ---------    --------
  Net income (loss) per share - basic ..............................  $    (0.47)  $     0.46   $    (0.72)  $     0.48   $    0.61
                                                                       =========    =========     ========    =========    ========
  Shares used in per share computation - basic .....................      97,658      100,063      100,589      100,183      97,647
                                                                       =========    =========     ========    =========    ========
  Net income (loss) before extraordinary loss per share -
    diluted ........................................................  $    (0.38)  $     0.46   $    (0.72)  $     0.47   $    0.60
  Extraordinary loss per share - diluted ...........................       (0.09)           -            -            -           -
                                                                       ---------    ---------    ---------    ---------    --------
  Net income (loss) per share - diluted ............................  $    (0.47   $     0.46   $    (0.72)  $     0.47   $    0.60
                                                                       =========    =========    =========    =========    ========
  Shares used in per share computations - diluted ..................      97,658      100,319      100,589      101,635      99,995
                                                                       =========    =========    =========    =========    ========

                                                                                              December 31,
                                                                    ----------------------------------------------------------------
                                                                        2002        2001          2000         1999          1998
                                                                    -----------  ---------     ---------    ---------      ---------
Balance Sheet Data:                                                                           (in thousands)
       Working capital ........................................     $  204,554   $  101,881    $  194,484   $  280,793   $  178,262
       Service agreements, net ................................        252,720      379,249       398,397      537,130      467,214
       Total assets ...........................................      1,184,941    1,097,740     1,197,467    1,298,477    1,033,528
       Long-term debt, excluding current maturities ...........        272,042      128,826       300,213      360,191      234,474
       Stockholders' equity ...................................        578,540      676,768       624,338      707,164      629,798

Non-GAAP Data:
       EBITDA .................................................     $  189,262   $  175,012    $  178,745   $  182,327   $  160,536
       Field EBITDA ...........................................        729,836      663,493       636,851      542,691      461,976

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see "Forward-Looking Statements and Risk Factors," earlier in this report.

General

     We provide comprehensive services to our network of affiliated practices, made up of more than 875 affiliated physicians in over 440 sites, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

     . Oncology Pharmaceutical Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $800 million of pharmaceuticals through a network of more than 400 admixture sites, 39 licensed pharmacies, 116 pharmacists and 219 pharmacy technicians.

     . Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. As of March 13, 2003, we have developed and operate 77 integrated community-based cancer centers and manage over one million square feet of medical office space. We also have installed and manage 17 Positron Emission Tomography (PET).

     . Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently supervise 102 clinical trials, supported by our network of approximately 500 participating physicians in more than 170 research locations. During 2002, we enrolled over 3,200 new patients in research studies.

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

     We provide these services through two business models: the physician practice management model, under which we provide all of the above services under a single contract with one fee based on overall performance; and the service line model, under which practices contract with the company to purchase only certain of the above services, each under a separate contract, with a separate fee methodology for each service.

     We operate with our affiliated practices under three economic models. In our physician practice management ("PPM") business, we operate under two models: the "earnings model," in which management fees are based on practice earnings before income taxes; and the "net revenue model," in which the management fee consists of a fixed fee, a percentage fee of the practice's net revenues (in some states) and, if certain performance criteria are met, a performance fee. In certain states, our fee is a fixed fee that is subject to annual adjustment. Under the net revenue model, the practice is entitled to retain a fixed portion of its net revenue before any service fee is paid, provided that all operating expenses have been reimbursed. Under the service line structure, each service has a separate fee and fee methodology.

     In our PPM business, we believe that the earnings model properly aligns practice priorities with respect to appropriate business operations and cost control, with us and the practice sharing proportionately in practice profitability, while the net revenue model results in us disproportionately bearing the impact of increases or declines in operating margins. For this reason, we have not entered into new net revenue model agreements since 2001 and have been negotiating with practices under the net revenue model to convert to the earnings model. Since the beginning of 2001 and through December 31, 2002, seventeen practices accounting for 25.4% of our net operating revenue in 2002 have converted to the earnings model. 66.1% of net operating revenue in the fourth quarter of 2002 is attributable to practices on the earnings model as of

December 31, 2002. Currently, 73.4% of the net operating revenue for the fourth quarter of 2002 is attributable to practices that are either on the earnings model or the service line model.

     In all but one net revenue model markets where we have not been successful in transitioning the practice away from a net revenue model agreement, we have recognized charges for impairments of the service agreement as a result of our projection of future results under those agreements, given declining performance trends. In addition, in some markets we have recognized charges for impairments of cancer centers developed under the net revenue model, including some we have sold or intend to sell, based on our projection of future cash flow from these centers.

     In 2001, in connection with our introduction of our service line structure, we organized the company in four divisions: oncology pharmaceutical services, cancer center services, cancer research services, and practice management services, and we manage and operate our business under these divisions. This report includes segment financial information. In reporting segment information, we divide results of our PPM operations into the various service line offerings that comprise the PPM relationship. As we enter into new service line model agreements, we will report revenue from those agreements in the appropriate segment.

     We are continuing to operate under the PPM model, but are affording our PPM practices the opportunity to terminate their existing service agreements, repurchase certain of their operating assets, and enter into new service line model agreements. During 2002, three of our PPM practices, comprising 23 physicians, terminated their PPM agreements and entered into service line model agreements. When a practice makes this transition, we would expect our future revenues and cash flows from that practice to be lower than under the PPM model. In addition, we currently expect that the large majority of existing affiliated practices will remain on the PPM model for the foreseeable future. For those practices that remain on the PPM model, we will continue to negotiate with net revenue model practices to move to the earnings model, and otherwise to manage those practices pursuant to existing agreements.

     We terminated service agreements with four oncology practices during each of 2002 and 2001. For purposes of the following discussion and analysis, same practice revenues exclude the results of these disaffiliated practices, as well as the results of the service line model agreements entered into in 2002.

     In addition to converting three PPM practices to the service line model, we had entered into service line model agreements with four practices, comprising twenty-three physicians, in new markets through December 31, 2002. Since December 31, 2002, we have converted one additional PPM practice, comprising 11 physicians, to the service line model and entered into service line model agreements with two additional practices comprising ten physicians in new markets. We have also converted one practice, comprising six physicians to the earnings model and disaffiliated with nine other physicians from that practice.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to service agreements, accounts receivable, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, the introduction of a new business model, the service line structure, and the coincident stress it is placing on our network, represent changes in our business and may make our historical experiences less informative in making future estimates. Actual results may differ from those estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Please refer to the notes to our consolidated financial statements, particularly Note 1, for a more detailed discussion of such policies.

     Our consolidated financial statements include only the results of US Oncology, Inc. and its wholly-owned subsidiaries. We do not include the results of our affiliated practices (and the amounts they retain for physician compensation), since we have determined that our relationships with the practices under our service agreements do not warrant consolidation under the applicable accounting rules. However, we do include all practice expenses (other than physician compensation) in our financial statements, since we are legally obligated for these costs under our service agreements. This policy means that trends in, and effects of, the compensation levels of our physicians are not readily apparent from our statements of operations and comprehensive income. However, as our discussion regarding conversions from the net revenue model emphasizes, the relationship between net patient revenue and our revenue is important in understanding our business. For this reason we include information regarding net patient revenue and amounts retained by physicians in this report and in the notes to our consolidated financial statements.

     We record net patient revenue for services to patients at the time those services are rendered, based upon established or negotiated charges, reduced by management's judgment as to allowances for accounts that may be uncollectible. When final settlements of the charges are determined, we report adjustments for any differences between actual amounts received and our estimated adjustments and allowances. These adjustments can result in decreased net patient revenues due to a number of factors, such as a deterioration in the financial condition of payors or patients, which decreases their ability to pay.

     We calculate our revenue by reducing net patient revenue by the amount retained by the practices, primarily for physician compensation. We recognize service fees as revenue when the fees are earned and deemed realizable based upon our agreements with the practices, taking into account the priority of payments for amounts retained by net revenue model practices. The amount retained by practices is also subject to the foregoing estimates, since it is based upon our estimates of revenue and earnings of the practice.

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

     In the same fashion, when we determine that termination of a service agreement is likely, we reduce the carrying value of certain assets related to that service agreement to reflect our judgment of reductions in the value of those assets, taking into account amounts we anticipate recovering in connection with that termination as part of our estimation of future cash flows to be realized from the related assets. Amounts we may deem recoverable in connection with a termination include estimates of amounts a practice will pay us to buy back its operating assets and working capital and, in some cases, may include liquidated damages or termination fees. Because contract terminations are negotiated transactions, we may not always estimate these amounts correctly. We do not have the right to unilaterally terminate our service agreements without cause, and we will not terminate an agreement (absent cause) unless we are able to negotiate an acceptable settlement of the agreement. Sometimes we may change our determination as to whether or not we are likely to terminate an agreement due to changes in circumstances. We periodically assess those agreements that we have determined are likely to be terminated to verify that such termination is still likely. In addition, at the time an agreement is terminated we recognize a charge, if necessary, to eliminate any remaining carrying value for that agreement and certain related assets from our balance sheet. Since the fourth quarter of 2000, we have recorded charges of $251.3 million relating to the impairment of service agreements, either as a result of our economic analysis or termination of the agreement. These charges have reduced net income (or increased net loss) in the periods in which they were recorded. However, the reduction in value of service agreements reflected on our balance sheet also has the effect of reducing amortization expense relating to service agreements going forward.

     Our property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of three to ten years for computers and software, equipment, and furniture and fixtures, the lesser of ten years or the remaining lease term for leasehold improvements and twenty-five years for buildings. Interest costs incurred during the construction of major capital additions, primarily cancer centers, are capitalized. These lives reflect management's best estimate of the respective assets' useful lives and subsequent changes in operating plans or technology could result in future impairment charges to these assets.

     The carrying values of our fixed assets are reviewed for impairment when events or changes in circumstances indicate their recorded cost may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related fixed assets over the remaining useful life is expected to be less than the recorded amount of the assets, the Company's carrying value of the asset will be reduced to its estimated fair value using expected cash flows on a discounted basis. Impairment analysis is highly subjective and assumptions regarding future growth rates and operating expense levels as a percentage of revenue can have significant effects on the expected future cash flows and ultimate impairment analysis. As a result of such analysis, we recorded a charge of $27.6 million during the fourth quarter of 2002 to reflect our estimation that certain of our cancer center assets had become impaired.

     In connection with our introduction of the service line structure, we have announced the repositioning of our management structure to operate under distinct service lines. Financial and operations management and reporting will be conducted prospectively according to the separate service lines, even for existing affiliated practices under the PPM model. For this reason, and to better inform investors regarding our business and the status of service line implementation, we commenced segment reporting according to service lines in the first quarter of 2002.

     From time to time, the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. For example, during 1998, the Securities and Exchange Commission mandated that we change our amortization period for service agreement assets from 40 years to 25 years. In that case, the change in the amortization period was implemented prospectively and did not require a restatement of our prior financial statements. However, we cannot assure you that future changes in accounting rules would not require us to make restatements.

     Effective December 31, 2002, we amended our synthetic leasing facility to provide for a 100% guarantee of the total cost of the properties leased to us under the lease. As a result, those assets are now reflected as assets on our balance sheet and the total outstanding lease balance of $72.0 million is reflected as indebtedness. Prior to such date, we had not reflected either the assets or indebtedness on our balance sheet, since the synthetic leasing facility was an operating lease under applicable accounting rules.

Discussion of Non-GAAP Information

     In this report, we use certain measurements of our performance that are not calculated in accordance with Generally Accepted Accounting Principles ("GAAP"). These non-GAAP measures are derived from relevant items in our GAAP financials. A reconciliation of the non-GAAP measure to our income statement is included in this report.

     Management believes that the non-GAAP measures we use are useful to investors, since they can provide investors with additional information that is not directly available in a GAAP presentation. In all events, these non-GAAP measures are not intended to be a substitute for GAAP measures, and investors are advised to review such non-GAAP measures in conjunction with GAAP information provided by us. The following is a discussion of these non-GAAP measures.

     "Net operating revenue" is our revenue, plus amounts retained by our affiliated physicians. We believe net operating revenue is useful to investors as an indicator of the overall performance of our network, since it represents the total revenue of all of our PPM practices, without taking into account what portion of that is retained as physician compensation. In addition, by comparing trends in net operating revenue to trends in our revenue, investors are able to assess the impact of trends in physician compensation on our overall performance.

     "Net Patient Revenue" is the net revenue of our affiliated practices under the PPM model for services rendered to patients by those affiliated practices. Net patient revenue will also include the net revenue relating to radiation of practices that enter into our cancer center services agreement. Net patient revenue is the largest component (96.0% in 2002) of net operating revenue. It is a useful measure because it gives investors a sense of the overall operations of our PPM network and other business lines in which our revenue is derived from payments for medical services to patients and in which we are responsible for billing and collecting such amounts.

     "EBITDA" is earnings before taxes, interest, depreciation and amortization, impairment, restructuring and other charges and extraordinary loss. We believe EBITDA is a commonly applied measurement of financial performance. We believe EBITDA is useful to investors because it gives a measure of operational performance without taking into account items that we do not believe relate directly to operations - such as depreciation and amortization, which are typically based on predetermined asset lives, and thus not indicative of operational performance, or that are subject to variations that are not caused by operational performance - such as tax rates or interest rates. EBITDA is a key tool used by management in assessing our business performance both as a whole and with respect to individual sites or product lines.

     "Field EBITDA" is EBITDA plus physician compensation and corporate general and administrative expenses. Like net operating revenue, Field EBITDA provides an indication of our overall network operational performance, without taking into account the effect of physician compensation and corporate general and administrative expense.

     We exclude unusual charges from EBITDA and Field EBITDA because we view these charges as extraneous to our core operations on a going forward basis. The unusual charges relate principally to our transitional activity and strategic repositioning, and are discussed in more detail in this report under the caption "Restructuring, Impairment and Other Charges."

Results of Operations

     We were affiliated (including under the service line structure) with the following number of physicians by specialty as of December 31, 2002, 2001 and 2000:

                                                                                            December 31,
                                                                                ---------------------------------
                                                                                   2002         2001        2000
                                                                                ----------  -----------  --------
         Medical oncologists                                                        685          673         659
         Radiation oncologists                                                      120          125         122
         Diagnostic radiologists/other oncologists                                   79           70          88
                                                                                   ----         ----        ----

                                                                                    884          868         869
                                                                                   ====         ====        ====

     The following table sets forth sources of the growth of the number of physicians affiliated with us:

                                                                                      Year Ended December 31,
                                                                                ---------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------   --------
         Affiliated physicians, beginning of period                                 868          869         806

         Physician practice affiliations                                             23            8          30

         Recruited physicians                                                        73           64          72

         Physician practice separations                                             (23)         (22)          -

         Retiring/Other                                                             (57)         (51)        (39)
                                                                                   ----         ----        ----

         Affiliated physicians, end of period                                       884          868         869
                                                                                   ====         ====       =====

     In 2002, all new practice affiliations were under the service line.

     The following table sets forth the number of cancer centers and PET units managed by us as March 13, 2003 and December 31, 2002, 2001 and 2000:

                             March 13,                 December 31,
                           ------------      ----------------------------
                               2003           2002       2001       2000
                           ------------      ----------------------------

   Cancer Centers               77             79         77         72
   PET Units                    17             16         12          4

         The following table sets forth the key operating statistics as a measure of the volume of services provided by the practices:

                                                                          Year Ended December 31,
                                                                ------------------------------------------
                                                                   2002            2001            2000
                                                                ------------------------------------------
      Medical oncology visits                                   2,405,377       2,409,014       2,091,080
      Radiation treatments                                        658,368         642,874         576,337
      PET scans                                                    12,777           6,396           1,767
      New patients enrolled in research studies                     3,202           3,639           3,436

         The following table sets forth the percentages of revenue represented by certain items reflected in the our Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our consolidated financial statements and notes thereto included in this report.

                                                                                              Year Ended December 31,
                                                                                    -----------------------------------------
                                                                                        2002            2001            2000
                                                                                    -----------------------------------------
   Revenue .....................................................................       100.0%          100.0%          100.0%
   Operating expenses:
      Pharmaceuticals and supplies .............................................        52.5            51.5            48.8
      Field compensation and benefits ..........................................        20.6            21.3            20.9
      Other field costs ........................................................        11.6            11.8            12.1
      General and administrative ...............................................         3.8             3.9             4.8
      Bad debt expense .........................................................          --              --             0.8
      Impairment, restructuring and other charges, net .........................         9.1             0.4            15.1
      Depreciation and amortization ............................................         4.4             4.7             5.6
                                                                                    --------        --------        --------
   Income (loss) from operations ...............................................        (2.0)            6.4            (8.1)
   Interest expense ............................................................        (1.4)           (1.5)           (2.0)
   Other income ................................................................          --              --             2.1
                                                                                    --------        --------        --------
   Income (loss) before income taxes and extraordinary loss ....................        (3.4)            4.9            (8.0)
   Income tax benefit (provision) ..............................................         1.1            (1.9)            2.6
                                                                                    --------        --------        --------
   Net income (loss) before extraordinary loss .................................        (2.3)            3.0            (5.4)
   Extraordinary loss, net of income taxes .....................................        (0.5)             --              --
                                                                                    --------        --------        --------
   Net income (loss) ...........................................................        (2.8)%           3.0%           (5.4)%
                                                                                    ========        ========        ========

2002 Compared to 2001

Net Operating Revenue. Net operating revenue includes two components - net patient revenue and our other revenue:

..    Net patient revenue. We report net patient revenue for those business lines under which our revenue is derived from payments for medical services to patients that we are responsible for billing those patients. Currently, net patient revenue consists of patient revenue of affiliated practices under the PPM model. Net patient revenue also will include revenues of practices that enter into agreements under the Cancer Center Services service line.

..    Other revenue. Other revenue is revenue derived from sources other than services to patients by affiliated practices. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization. Other revenue also includes revenues from pharmaceutical services rendered by us under our Oncology Pharmaceutical Services service line agreements, interest income, and gains and losses from asset sales.

     The following table shows the components of our net operating revenue for the years ended December 31, 2002 and 2001 (in thousands):

                                                Year Ended December 31,
                                        -------------------------------------
                                              2002                  2001
                                        -----------------    ----------------
          Net patient revenue           $     2,042,885      $      1,889,115
          Other revenue                          85,776                56,402
                                        ---------------      ----------------
          Net operating revenue         $     2,128,661      $      1,945,517
                                        ===============      ================

     Net patient revenue is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Net operating revenue is reduced by amounts retained by the practices under our service agreements to arrive at the amount we report as revenue in our financial statements.

     Net operating revenue increased from $1,945.5 million in 2001 to $2,128.7 million in 2002, an increase of $183.1 million, or 9.4%. Same practice net operating revenue (which excludes the results of practices with which we disaffiliated since January 1, 2001 and our service line practices) increased from $1,849.9 million in 2001 to $2,074.8 million in 2002, an increase of $225.0 million, or 12.2%. Revenue growth was primarily attributable to increased utilization of more expensive chemotherapy agents and additional supportive care drugs, rather than increased patient volume. During 2002, medical oncology visits decreased 0.2% over the prior year. In the Cancer Center Services product line, revenues declined. In January 2002, Medicare implemented reductions in reimbursement for radiation therapy that impacted Medicare radiation reimbursement by approximately 9% and certain commercial payors made similar reductions, which reductions were not fully offset by volume increases. Also, we disaffiliated from a radiation oncology facility during the third quarter and sold technical assets with respect to certain technical radiology revenues during the second quarter. Revenues related to PET services and diagnostic CT imaging increased.

     PET scans increased from 6,396 in 2001 to 12,777 in 2002, an increase of 6,381 or 99.8%. The increase in the number of PET scans is attributable to our opening four PET units since January 1, 2002, as well as growth of 65.2% in the number of treatments on the twelve PET units that were operational during 2001. We currently have nine cancer centers and six PET installations in various stages of development. We expect to open seven cancer centers and add nine PET sites of service during 2003.

     The following table shows our net operating revenue by segment for the year ended December 31, 2002 (in thousands). Since this is the first year in which we have reportable segments, and for which sufficient information is now available to permit such reporting, no prior year comparable information is available:

                                                            Year Ended
                                                        December 31, 2002
                                                        -----------------

           Oncology pharmaceutical services                $   911,202
           Other practice management services                  850,308
                                                           -----------
           Medical oncology                                  1,761,510
           Cancer center services                              304,516
           Other                                                62,635
                                                           -----------
                                                           $ 2,128,661
                                                           ===========

     Currently 96.4% of our net operating revenue is derived under the PPM model.

     During 2002, five net revenue model practices accounting for 7.0% of our net operating revenue for 2002 converted to the earnings model. Since the beginning of 2001 and through December 31, 2002, seventeen practices accounting for 25.4% of net operating revenue in 2002 have converted from the net revenue model to the earnings model. As of December 31, 2002, twenty-five service agreements were on the earnings model and twelve service agreements were on the net revenue model. In addition during 2002, we transitioned three PPM practices from the earnings model to the service line structure and commenced operations at four new practices under the service line structure. Also, during 2002, we disaffiliated with four practices consisting of a total of twenty-three physicians, which had been operating under the net revenue model. These practices represented 1.9% of our net operating revenue in 2002. In addition, one practice consisting of eleven physicians converted to the service line structure as of February 1, 2003.

     Revenue. Our revenue is net operating revenue, less the amount of net operating revenue retained by our affiliated practices under PPM service agreements. The following presents the amounts included in the determination of our revenue (in thousands):

                                                   Year Ended December 31,
                                                -----------------------------

                                                     2002             2001

               Net operating revenue            $  2,128,661     $  1,945,517
               Amounts retained by practices        (477,345)        (429,622)
                                                ------------     ------------
               Revenue                          $  1,651,316     $  1,515,895
                                                ============     ============

     Amounts retained by practices increased from $429.6 million in 2001 to $477.3 million in 2002, an increase of $47.7 million, or 11.1%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. Amounts retained by practices as a percentage of net operating revenue increased from 22.1% to 22.4% in 2001 and 2002, respectively, as a result of increased profitability and improved operating margins before physician compensation and general and administrative expenses.

     Revenue increased from $1,515.9 million in 2001 to $1,651.3 million in 2002, an increase of $135.4 million, or 8.9%. Revenue growth was caused by increases in revenues attributable to pharmaceuticals.

     The following table shows our revenue by segment for the year ended December 31, 2002 (in thousands). Since this is the first year in which we have reportable segments, and for which sufficient information is now available to permit such reporting, no prior year information is provided (see Note 12 to Consolidated Financial Statements).

                                                          Year Ended
                                                      December 31, 2002
                                                      -----------------

               Oncology pharmaceutical services          $  910,047
               Other practice management services           475,005
                                                         ----------
               Medical oncology                           1,385,052
               Cancer center services                       208,234
               Other                                         58,030
                                                         ----------
                                                         $1,651,316

     Medicare and Medicaid are the practices' largest payors. During 2002, approximately 43% of the practices' net patient revenue was derived from Medicare and Medicaid payments and 40% was so derived in the previous year. This percentage varies among practices. Medicare and Medicaid generally reimburse at lower rates than commercial payors, so this percentage increase adversely affects our margins. No other single payor accounted for more than 10% of our revenues in 2002 and 2001.

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $780.1 million in 2001 to $866.4 million in 2002, an increase of $86.3 million, or 11.1%. As a percentage of revenue, pharmaceuticals and supplies increased from 51.5% in 2001 to 52.5% in 2002. The increase was attributable to an increase in the percentage of our revenue attributable to pharmaceuticals as a result of increased use of supportive care drugs and utilization of more expensive chemotherapy agents and to a lesser extent the conversion of three affiliated practices to, and the addition of four practices in new markets under, the service line structure. Such increases were partially offset by more favorable drug pricing with respect to some drugs.

     We expect that third-party payors will continue to negotiate or mandate the reimbursement rates for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates together with shifts in revenue mix may continue to adversely impact our margins with respect to such items. In both regulatory and litigation activity, federal and state governments are focusing on decreasing the amount governmental programs pay for drugs. Current governmental focus on average wholesale price (AWP) as a basis for reimbursement could also lead to a wide-ranging reduction in the reimbursement for pharmaceuticals by both governmental and commercial payors. Commercial payors also continue to try to implement both voluntary and mandatory programs in which the practice must obtain drugs they administer to patients from a third party and that third party, rather than the practice, receives payment for the drugs directly from the payor, and to otherwise reduce drug expenditures. We continue to believe that single-source drugs, possibly including oral drugs, will continue to be introduced at a rapid pace, thus further negatively impacting margins. In response to this decline in margin relating to certain pharmaceutical agents, we have adopted several strategies. The successful conversion of net revenue model practices to the earnings model will help reduce the impact of the increasing cost of pharmaceuticals and supplies and the effect of reduced levels of reimbursement. Likewise, the implementation of the service line structure should have a similar effect, since our revenues and earnings are not directly dependent on pharmaceutical margins of practices under that model. In addition, we have numerous efforts under way to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control and are assessing other strategies to address this trend. We also continue to seek to expand into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. However, as long as pharmaceuticals continue to become a larger part of our revenue mix as a result of changing usage patterns (rather than growth of our business), we believe that our overall margins will continue to be adversely impacted. In addition, the pharmacy service line is a lower-margin business than our PPM model. Although we believe it reduces risk in certain respects, since our compensation is not directly based on physician reimbursement and capital requirements are lower, to the extent we add additional service line practices under the pharmacy service line, we would expect our overall margins to be adversely impacted.

     Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices' employees (other than physicians), increased from $322.5 million in 2001 to $340.3 million in 2002, an increase of $17.8 million or 5.5%. As a percentage of revenue, field compensation and benefits decreased from 21.3% in 2001 to 20.6% in 2002. The increase in costs is attributed to increases in employee compensation rates to address shortages of certain key personnel such as oncology nurses and radiation and radiology physicists, dosimetrists and technicians. We continue to experience a severe shortage of qualified radiation personnel, with a vacancy rate up to 20%. This scarcity of full-time employees requires us to hire more expensive temporary employees and to incur significant costs in recruitment efforts. The decrease as a percentage of revenue is attributable to pharmaceutical revenues increasing at a more rapid rate than compensation and benefits.

     Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $179.5 million in 2001 to $192.2 million in 2002, an increase of $12.7 million or 7.1%. As a percentage of revenue, other field costs decreased from 11.8% in 2001 to 11.6% in 2002. The decrease as a percentage of revenue in 2002 is attributable to pharmaceuticals revenues increasing at a more rapid rate than other field costs.

     General and Administrative. General and administrative expenses increased from $58.9 million in 2001 to $63.2 million in 2002, an increase of $4.4 million, or 7.4%. In 2002, several new personnel positions have been created to help manage and support our introduction of the service line structure combined with the implementation of our program to provide industry advisory services to pharmaceutical companies and other vendors. We anticipate incurring additional general and administrative costs during early 2003, as we add additional resources in our sales and marketing areas in connection with the foregoing business lines. As a percentage of revenue, general and administrative costs decreased from 3.9% in 2001 to 3.8% in 2002.

     Overall, we experienced steady adjusted operating margins from 2001 to 2002, with earnings before taxes, interest, depreciation and amortization, impairment, restructuring and other charges and extraordinary loss (EBITDA), as a percentage of revenue, remaining at 11.5% for both 2001 and 2002.

     The following is the EBITDA of our operations by operating segment for the year ended December 31, 2002 (in thousands). Since this is the first year in which we have reportable segments, and for which sufficient information is now available to permit such reporting, no prior year information is provided (see
Note 12 to Consolidated Financial Statements).

                                                       Year Ended
                                                   December 31, 2002
                                                   -----------------
       Oncology pharmaceutical services              $     87,138
       Other practice management services                  94,044
                                                     ------------
       Medical oncology                                   181,182
       Cancer center services                              63,866
       Other                                                7,443
                                                     ------------
                                                          252,491
       General and administrative expenses                (63,229)
                                                     ------------
                                                     $    189,262
                                                     ============

     The following is a reconciliation of EBITDA to consolidated loss from operations (in thousands):

                                                       Year Ended
                                                   December 31, 2002
                                                   -----------------

       EBITDA                                        $    189,262
       Depreciation and amortization                      (71,859)
       Impairment, restructuring and other
           charges, net                                  (150,060)
                                                     ------------
       Loss from operations                          $    (32,657)
                                                     ============

     Impairment, Restructuring and Other Charges. During 2002, we incurred impairment and restructuring costs related to transitional activity, including the following:

     . termination of service agreements related to the conversion of PPM practices to the service line model and in connection with practice disaffiliations,

     . gains and losses related to sales of assets back to practices converting to the service line model or in connection with practice disaffiliations,

     . impairment of intangible assets related to net revenue model service agreements,

     .    impairment of cancer center fixed assets,

     .    centralization of accounting and financial processes, and

     .    write-off of an affiliate receivable.

     During 2002, we disaffiliated with four practices, terminated a service agreement in one market with respect to certain radiology sites, and converted three practices to the service line. Each of these transactions involved a termination of service agreement and a repurchase of assets by the practice. In each case, any consideration still owing to the physicians for their initial affiliation was either accelerated or forfeited, and in some of the transactions we were paid additional fees for the transaction.

     During 2002, we also recorded charges related to the impairment of certain net revenue model service agreements. From time to time, we evaluate our intangible assets for impairment, which involves an analysis comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset on our balance sheet. In estimating future cash flows, we consider past performance as well as known trends that are likely to affect future performance. In some cases, we also take into account our current activities with respect to that agreement that may be aimed at altering performance or reversing trends. All of these factors used in our estimates are subject to error and uncertainty.

         During 2002, we recognized impairment, restructuring and other charges of $150.1 million, net, and during 2001, we recognized impairment, restructuring and other charges of $5.9 million, net, as follows (in thousands):

                                                 Year Ended December 31,
                                                 ------------------------
                                                     2002         2001
                                                 -----------   ----------
               Impairment charges                $ 135,147       ($3,376)
               Restructuring charges                 3,825         5,868
               Other charges                        11,088         3,376
                                                 ---------       -------

                           Total                 $ 150,060       $ 5,868
                                                 =========       =======

     The following is a detailed description of the charges during 2002 and 2001 (in thousands):

                                                                    Year Ended December 31,
                                                              ---------------------------------
                                                                    2002              2001
                                                              ---------------   ---------------
Impairment charges
    Write-off of service agreements                           $   113,197          $      --
    Impairment of cancer center fixed assets                       27,603                 --
    Gain on sale of practice assets                                (5,653)            (3,376)

Restructuring charges
    Personnel reduction costs                                       2,381               3,113
    Consulting costs for implementing service line                  1,444                 300
    Closure of facilities                                              --               2,455

Other charges
    Write-off of an affiliate receivable                           11,088                  --
    Practice accounts receivable and fixed asset
      write-off                                                        --               1,925
    Other                                                              --               1,451
                                                              -----------          ----------
                                                              $   150,060          $    5,868
                                                              ===========          ==========

Impairment Charges

     Generally Accepted Accounting Principles require that companies periodically assess their long-lived assets for potential impairment. In accordance with this requirement, from time to time we evaluate our intangible assets for impairment. For each of our service agreements, this analysis involves comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset on our balance sheet. In estimating future cash flows, we consider past performance as well as known trends that are likely to affect future performance. In some cases we also take into account our current activities with respect to that agreement that may be aimed at altering performance or reversing trends. All of these factors used in our estimates are subject to error and uncertainty. In 1999, we noted a significant increase in operating costs, most notably the cost of pharmaceuticals, which increased by 5% as a percentage of revenue from 1998 to 1999. We believed that some of this increase was attributable either to inefficiencies arising directly from the AOR/PRN merger and the integration of the formerly separate companies, or from delays in implementation of cost containment strategies during the first half of 1999 pending consummation of the merger. In addition, we continued to believe that we had developed effective strategies to diversify revenues away from medical oncology and to curtail the increase in drug prices and otherwise contain costs. As the remaining lives of our service agreements were substantially longer than their estimated recovery periods, and because we believed that we would be able to reverse or slow many of the negative cost trends, we did not believe any impairment provisions were necessary at that time.

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

     In addition, we have from time to time recognized charges for impairment of service agreements we have terminated, either in connection with a conversion to the service line model or otherwise, or in markets where we have reduced the scope of services or disaffiliated with physicians.

     During 2002, we recognized (a) a non-cash pretax charge of $5.2 million in the fourth quarter related to impairment of a service agreement under which we had significantly reduced the scope of our services during the year, based upon our analysis of future cash flows under likely future scenarios for that agreement; (b) a non-cash, pretax charge of $68.3 million during the third quarter comprising (i) a $13.0 million charge related to a PPM service agreement that was terminated in connection with conversion to the service line model,
(ii) a $51.0 million charge related to three net revenue model service agreements that became impaired during the third quarter based upon our analysis of projected cash flows under those agreements, taking into account developments in those markets during the third quarter and (iii) a $4.3 million charge related to a group of physicians under a net revenue model service agreement with which we disaffiliated during the third quarter; and (c) a non-cash, pretax charge of $39.7 million during the second quarter comprising (i) a $33.8 million charge related to a net revenue model service agreement that became impaired during the second quarter based upon our analysis of projected cash flows under that agreement, taking into account developments in that market during the second quarter and (ii) a $5.9 million charge related to two PPM service agreements that were terminated in connection with conversions to the service line model.

     During the fourth quarter of 2002, we recognized a charge of $27.6 million related to impairment of fixed assets. This charge was based on our estimate of future cash flows from our cancer center assets, taking into account developments during the fourth quarter. In assessing likely future performance, we make estimates of the likelihood and impact of possible operational improvements, as well as looking at existing performance. If we have made a determination to dispose of a center, our valuation is based upon the value of that disposition. In making estimates regarding possible improvements in performance, we take into consideration the economic arrangement with the practice, as well as certain qualitative considerations regarding the continued growth prospects of the practice, internal practice management, and our relationship with the practice.

     As part of the introduction of the service line strategy in late 2001, this year we began managing our business through our service lines--Oncology Pharmaceutical Services, Cancer Center Services, Cancer Research Services, and Physician Practice Management. Prior to 2002, we managed our business on a practice-by-practice basis, viewing cancer centers as an integrated part of a long-term PPM relationship. Through our service line initiative, we developed separate management and systems for our service lines, including our cancer center operations. As a result, we commenced segment reporting at the beginning of 2002, and during 2002 assembled management, systems and personnel, both regionally and at the corporate level, to manage that product line independently. During the third and fourth quarter of 2002, we began to monitor the financial performance of each cancer center individually.

     Our improved product line financial reporting, combined with the detailed financial monitoring of each cancer center, provided us with more detailed information and effective analysis in estimating future cash flows for each cancer center. This analysis and information was used in our assessment of the cancer center fixed assets described above.

     All of the impaired assets were developed for practices managed under the net revenue model at the outset of their development. The revenue model did not properly align incentives or encourage cost control and caused several centers constructed under that model to have higher cost structures than our other centers. During 2002, as groups that had converted to the earnings model continued to analyze their cost structures in more detail, and as management provided financial analyses of individual centers, some practices voiced concern regarding financial performance of these centers.

     During the fourth quarter of 2002, we determined to close certain centers and came to an agreement with some of those practices, as to how costs of certain underperforming centers are borne. We will, from time to time, take actions or make adjustments to our agreements with practices that result in what we believe to be short-term adverse impact to us, in order to enhance long-term value.

     The $27.6 million fixed asset charge during the fourth quarter of 2002 was based upon our determination as a result of transitional activity during that quarter, that assets relating to 16 of our 79 cancer centers had become partially impaired. A summary of the activity involved is as follows:

     . $8.1 million relates to eight cancer centers that became impaired during the fourth quarter based upon our decision to close or dispose of such centers, comprising (i) two cancer centers we sold, one we leased to a departing physician, one we closed, and two we agreed to close and replace for a practice that will in part convert to the earnings model and in part disaffiliate in the first quarter of 2003;
          (ii) one cancer center we determined to sell in connection with the anticipated departure of radiation oncologists from a group we expect to convert to the service line in the first half of 2003; and (iii) one cancer center we closed as part of a consolidation of services within one market.

     . $14.1 million relates to five cancer centers used by groups that had converted to the earnings model. The centers became impaired as a result of our ongoing discussions with physician practices during the latter part of 2002 regarding underperforming centers. In some of these discussions we have agreed to assume greater liability for underperforming assets or for cancer center closures. Three of these centers were opened during 2001, and we generally cannot fully assess the long-term value of a center until after a "ramp-up" period of 12 to 18 months.

     . $5.4 million relates to three cancer centers that became impaired during the fourth quarter, comprising (i) one center in which we determined that our relationship with the practice, as well as the announced departure of several physicians from that practice, meant improvement in substandard performance was unlikely and (ii) two centers in which management had determined that its remedial actions taken since opening had been ineffective and additional remedial actions were unlikely to improve performance.

     To implement the closures and sales of cancer centers described above, as well as future similar activity, we amended our synthetic lease facility to afford us the flexibility to sell and transfer individual assets within the leasing facility, which that facility did not previously permit. The amendment became effective December 31, 2002, and resulted in an increase in the amount we guaranteed under the leasing facilty, which caused a change in our accounting for the leasing facility from an operating lease to long-term debt appearing on our balance sheet. This change is discussed in more detail under the heading "Liquidity and Capital Resources." Since the impairment related to events during the fourth quarter of 2002, we had not previously recorded a charge for impairment of the lease assets or a liability for any residual value guarantee as such amounts were not probable previously.

     The $5.6 million net gain on sale of practice assets during 2002 consisted of a $3.6 million net gain on sale of practice assets during the third quarter comprising (a) net proceeds of $4.9 million paid by converting and disaffiliating physicians; (b) a $0.3 million net recovery of working capital assets, partially offset by a $1.1 million net charge arising from our accelerating consideration that would have been due to physicians in the future in connection with those transactions; and (c) a $2.0 million net gain on sale of practice assets during the second quarter. During that quarter, we terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for delivery to us of 1.1 million shares of our common stock. In connection with that sale, we also recognized a write-off of a receivable of $0.6 million due from the physicians and made a cash payment to the buyer of $0.6 million to reflect purchase price adjustments during the third quarter. The transaction resulted in a $3.9 million gain based on the market price of our Common Stock as of the date of the termination. This gain was partially offset by a $1.9 million net impairment of working capital assets relating to service line conversions, disaffiliations and potential disaffiliations.

     In the fourth quarter of 2001, we recorded a net gain on separation of $3.4 million, pre-tax, on the termination of certain service agreements and related assets. Included in this net gain is approximately $9.0 million arising from final settlements with several practices with which we terminated our relationships during 2000 where the ultimate settlements were more beneficial to us than we estimated and resulted in our recognizing in the fourth quarter of 2001 the forgiveness of $1.5 million in notes payable by us to physicians, the waiver by the physicians of their rights to receive $1.2 million of our common stock previously recognized by us as an obligation when we affiliated with the physicians, and additional consideration received by us in connection with the terminations of $6.3 million in excess of the carrying value of the net assets of the terminated practices, less a charge of $5.6 million recognized during the fourth quarter of 2001 for the difference between the carrying value of certain assets and the amount we expect to realize upon those assets, as determined in the fourth quarter of 2001.

Restructuring Charges

     In the fourth quarter of 2000, we comprehensively analyzed our operations and cost structure, with a view to repositioning ourselves to effectively execute its strategic and operational initiatives. This analysis focused on our non-core assets and activities we had determined were not consistent with our strategic direction. As a result of this analysis, during the fourth quarter of 2000, we recorded restructuring charges of $16.1 million comprising (i) $6.5 million related to abandonment of information systems initiatives, including clinical information systems and e-commerce initiatives, (ii) $6.5 million impairment of a home health business, (iii) $0.4 million related to contractual severance of an executive position and (iv) $2.6 million related to abandonment of leased and owned facilities for remaining lease obligations and the difference in the net book value of the owned real estate and its expected fair value. Details of the restructuring charge activity relating to that charge in 2002 are as follows:

                                                           Accrual at                                  Accrual at
                                                       December 31, 2001         Payments          December 31, 2002
                                                       -----------------         --------          -----------------
     Severance of employment agreements .............  $          215        $          (18)       $          197
     Site closures ..................................           1,081                  (293)                  788
                                                       --------------        --------------        --------------
              Total .................................  $        1,296        $         (311)       $          985
                                                       ==============        ==============        ==============

     During the first quarter of 2001, we announced plans to further reduce overhead costs and recognized additional pre-tax restructuring charges of $5.9 million, consisting of (i) a $3.1 million charge relating to the elimination of approximately 50 personnel positions, (ii) a $2.5 million charge for remaining lease obligations and related improvements at sites we decided to close and
(iii) a $0.3 million charge relating to abandoned software applications. Details of the restructuring charge activity relating to that charge in 2002 are as follows:

                                                           Accrual at                                  Accrual at
                                                       December 31, 2001         Payments          December 31, 2002
                                                       -----------------         --------          -----------------
     Costs related to personnel reductions ..........  $          213        $         (213)       $           --
     Closure of facilities ..........................           1,132                  (271)                  861
                                                       --------------        --------------        --------------
              Total .................................  $        1,345        $         (484)       $          861
                                                       ==============        ==============        ==============

     In connection with our focus on internal operations and cost structure, management commenced an initiative to further centralize certain accounting and financial reporting functions at our corporate headquarters in Houston, Texas, resulting in charges for personnel reduction costs of $2.4 million in 2002, all of which was paid in 2002.

     During 2002, we also recognized restructuring charges of $1.4 million in consulting fees related to its introduction of the service line model.

Other Charges

     During the third quarter of 2002, we recognized an $11.1 million write-off of an $11.1 million receivable due to us from one of our affiliated practices. In the course of our PPM activities, we advance amounts to physician groups and retain fees based upon our estimates of practice performance. Subsequent events and related adjustments may result in the creation of a receivable with respect to certain amounts advanced. During the third quarter, we made the determination that such amounts owed by physician practices to us had become uncollectible due to, among other things the age of the receivable and circumstances relating to practice operations.

     In the fourth quarter of 2001, we recognized unusual charges including: (i) $1.9 million of practice accounts receivable and fixed asset write-off, (ii) a $1.0 million charge related to our estimated exposure to losses under an insurance policy where the insurer has become insolvent (see Note 12), and (iii) $0.5 million of consulting costs incurred in connection with development of our service line structure. The negative impact of these charges was wholly offset by the net gain on separation of $3.4 million we recognized during the fourth quarter of 2001, which is discussed above in "Impairment Charges."

     Interest. Net interest expense increased from $22.5 million in 2001 to $23.7 in 2002, an increase of $1.2 million or 5.3%. As a percentage of revenue, net interest expense decreased from 1.5% in 2001 to 1.4% in 2002. On February 1, 2002, we refinanced our indebtedness by issuing $175 million in 9.625% Senior Subordinated Notes due 2012, repaying in full our existing Senior Secured Notes and terminating our existing credit facility. Our previously existing $100 million senior secured notes bore interest at a fixed rate of 8.42% and would have required a $20 million repayment of principal in each of the years 2002 through 2006. Higher levels of debt during 2002, as compared to the same period in 2001, combined with the increased rate of interest contributed to the increase in interest expense.

     Income Taxes. For 2002, we recognized a tax benefit of $24.1 million, after extraordinary loss, resulting in an effective tax rate of 34.4%, compared to 38.0% for the same prior year period. The tax benefit is a result of the impairment and restructuring charges discussed above. The effective tax rate in 2002 reflects management's estimate of the limited extent to which we will be able to deduct the impairment, restructuring and other charges at the state level.

     Extraordinary Loss On Early Extinguishment of Debt. During the first quarter of 2002, we recorded an extraordinary loss of $13.6 million, before income taxes of $5.2 million, in connection with the early extinguishment of our $100 million Senior Secured Notes due 2006 and our existing credit facility. The loss consisted of payment of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

     In September 2001, we announced in a press release that our introduction of the service line structure and transition away from the net revenue model, and the related realignment of our business would cause us to record unusual charges for write-offs of service agreements and other assets and other charges. These charges include the impairment, restructuring and other charges and extraordinary loss we have recorded during 2002. Through December 31, 2002, we recorded $10.3 million in unusual cash charges and $153.4 million in unusual non-cash charges in connection with our transition process.

     In that September 2001 press release, we disclosed that if all of our PPM model practices converted to the service line we would anticipate incurring approximately $480 million in such charges. Although that analysis would still hold true if all practices converted, we do not believe full conversion is likely and do not believe that we are likely to recognize the full $480 million amount in connection with our transition. The principal category of such charges related to the impairment of service agreements. Service agreements were impaired either because of a termination of the agreement (both in disaffiliations and conversions to the service line) or because we determined that the agreement was impaired based on expected future cash flow under the agreement. The latter category of impairment related exclusively to net revenue model practices. Currently, our balance sheet reflects $30.1 million in service agreements under the net revenue model and $222.6 million under the earnings model. Based upon the potential for continued declining performance, we would anticipate that the net revenue model agreements, if not converted to the earnings model, could become impaired in the future. At present, we would not expect earnings model agreements to become impaired, except in the case of disaffiliations or service line conversions. Accordingly, management currently expects that the total amount of charges in connection with our transition is unlikely to exceed $200 million, absent additional disaffiliations or conversions.

     Net Income (Net Loss). Net income decreased from $46.3 million, or $0.46 per diluted share, in 2001 to a net loss of $(45.9) million, or $(0.47) per share after extraordinary loss, in 2002, a decrease of $92.2 million. Net income as a percentage of revenue changed from 3.1% in 2001 to (2.8)% in 2002. Included in net income for 2002 are impairment, restructuring and other charges of $150.1 million and an extraordinary loss on early extinguishment of debt of $8.5 million, net of income taxes. Excluding the extraordinary loss and impairment, restructuring and other charges, net income for 2002 would have been $58.1 million, which represents earnings per share of $0.59. Included in net income for 2001 were pre-tax restructuring charges of $5.9 million. Excluding the restructuring charges, net income for 2001 would have been $50.0 million, which represents earnings per share of $0.50.

2001 Compared to 2000

     In 2001, our revenue increased to $1,515.9 million, an increase of 13.7%, while our operating margin (which we define as earnings before income taxes, interest, depreciation, amortization, bad debt expense, gain on investment in common stock and impairment, restructuring and other charges as a percentage of revenue) declined from 13.4% in 2000 to 11.5% in 2001, excluding unusual charges of $5.9 million and $201.8 million, respectively, included in impairment, restructuring and other charges, $10.2 million for bad debt expense in 2000, and $27.6 million for gain on investment in common stock in 2000. The factors that contributed to the decrease in operating margins were (i) the continued increase in utilization of more expensive single-source drugs, (ii) increase in personnel costs, (iii) practices under the net revenue model not bearing their proportionate share of increased operating costs and (iv) reduction in management fees resulting from conversions to the earnings model and other service agreement modifications and terminations.

         Revenue. Our revenue is net operating revenue, less the amount of net operating revenue retained by our affiliated physician practices under the PPM service agreements. Revenue increased from $1,333.1 million for 2000 to $1,515.9 million for 2001, an increase of $182.8 million, or 13.7%. The increase in revenue is attributable to the growth in net operating patient revenue offset by amounts retained by the practices. The following presents the manner in which our revenue is determined (in thousands):

                                                      Year Ended December 31,
                                                    ---------------------------
                                                        2001           2000
                                                    -------------  ------------

                Net operating revenue               $   1,945,517  $  1,727,537

                Amounts retained by practices            (429,622)     (394,466)
                                                    -------------  ------------

                Revenue                             $   1,515,895  $  1,333,071
                                                    =============  ============

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

         Practices' compensation under the net revenue model is not proportionately impacted by increasing operating costs. As a result, we announced in November 2000 our initiative to convert all net revenue model agreements to earnings model agreements. We believe the earnings model properly aligns practice priorities with proper cost control, with the practice and us sharing proportionately in revenue, operating costs and profitability. As of March 11, 2002, fourteen practices accounting for 21.7% of our affiliated practices' net patient revenue in 2001 had converted from the net revenue model to the earnings model since December 31, 2000. 59.5% of our revenue for 2001 was derived from practices with earnings model service agreements as of December 31, 2001, and 38.5% was derived from practices with net revenue model service agreements as of such date, as compared to 41.4% and 55.9%, respectively, in 2000. Amounts retained by practices decreased from 22.8% of net patient revenue for 2000 to 22.1% for 2001. Such decrease is mainly attributable to a higher percentage of our revenue being derived from earnings model service agreements as a result of conversions of net revenue model agreements to the earnings model and terminations of agreements with net revenue model practices.

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

         Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense used by the practices, increased from $651.2 million in 2000 to $780.1 million in 2001, an increase of $128.9 million, or 19.8%. As a percentage of revenue, pharmaceuticals and supplies increased from 48.8% in 2000 to 51.5% in 2001. This increase was primarily due to: (i) a shift in the revenue mix to a higher percentage of revenue from drugs, (ii) increases in acquisition prices of drugs,
(iii) a shift to lower margin drugs and (iv) with respect to practices operating under the net revenue model, our disproportionately bearing the impact of increasing operating costs.

         Field Compensation and Benefits. Field compensation and benefits increased from $278.0 million in 2000 to $322.5 million in 2001, an increase of $44.5 million or 16.0%. As a percentage of revenue, field compensation and benefits increased from 20.9% in 2000 to 21.3% in 2001. The increase is attributed to increases in employee compensation rates to address shortages of certain key personnel such as oncology nurses and radiation technicians.

         Other Field Costs. Other field costs increased from $161.5 million in 2000 to $179.5 million in 2001, an increase of $18.0 million or 11.1%. As a percentage of revenue, other field costs decreased from 12.1% in 2000 to 11.8% in 2001 due to economies of scale.

         General and Administrative. General and administrative expenses decreased from $63.6 million in 2000 to $58.9 million in 2001, a decrease of $4.8 million, or 7.5%. As a percentage of revenue, general and administrative costs decreased from 4.8% in 2000 to 3.9% for 2001. We restructured general and administrative departments in December 2000 and March 2001, eliminating approximately 50 positions, closing offices and abandoning information system initiatives, which resulted in restructuring and other charges recorded in the fourth quarter of 2000 and first quarter of 2001 (see Impairment, Restructuring and Other Charges).

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

         Impairment, Restructuring and Other Charges. During 2001, we recognized impairment, restructuring and other charges of $5.9 million, net, and during 2000, we recognized impairment, restructuring and other charges of approximately $201.8 million. The charges are summarized in the following table and discussed in more detail below (in thousands):

                                                       Year Ended December 31,
                                                    ----------------------------
                                                        2001           2000
                                                    ------------  --------------
                      Impairment charges            $  (3,376)    $    170,130

                      Restructuring charges             5,868           16,122

                      Other charges                     3,376           15,594
                                                    ---------     ------------

                      Total                         $   5,868     $    201,846
                                                    =========     ============

                               Impairment Charges

         In the fourth quarter of 2001, we recorded a net gain on separation of $3.4 million, pre-tax, on the termination of certain service agreements and related assets. In the fourth quarter of 2000, we recorded a pre-tax, non-cash charge of $170.1 million related to the impairment of certain service agreements and other assets, as follows (in thousands):

                                                                          2001           2000
                                                                       ----------     ----------
               Impairment of service agreements                                 -     $  138,128
               Impairment of assets (gain on separation) related to
                 termination of service agreements                     $   (3,376)        32,002
                                                                       ----------     ----------

                               Total                                   $   (3,376)    $  170,130
                                                                       ==========     ==========

         Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121), requires that companies periodically assess their long-lived assets for potential impairment. In accordance with this requirement, from time to time we evaluate our intangible assets for impairment. We discuss in our comparison of 2002 to 2001 our process for analysis of our service agreements.

         In the fourth quarter of 2000, our impairment review focused primarily on net revenue model service agreements. Using then-current assumptions, many of our net revenue model service agreements would contribute decreasing cash flows in the immediate future and then begin contributing negative cash flows. Although management commenced during the fourth quarter of 2000 an initiative to convert net revenue model agreements to earnings model agreements, there can be no assurance as to the number of conversions that will be achieved. The charge for impairment of service agreements for 2000 related to thirteen practices with a total net book value of $145 million as of December 31, 2000 prior to the impairment charge. Certain of the projected cash flows related to our service agreements may result in negative cash flows if cost increases continue. No provision has been made for potential losses under these contracts as such amounts are not yet probable and reasonably estimable.

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

                              Restructuring Charges

         In the fourth quarter of 2000, we comprehensively analyzed our operations and cost structure, with a view to repositioning ourselves to effectively execute our strategic and operational initiatives. This analysis focused on our non-core assets and activities we had determined were not consistent with our strategic direction. As a result of this analysis, during the fourth quarter of 2000, we recorded restructuring charges of $16.1 million comprising (i) $6.5 million related to abandonment of information systems initiatives, including clinical information systems and e-commerce initiatives,
(ii) $6.5 million impairment of a home health business, (iii) $0.4 million related to contractual severance of an executive position and (iv) $2.6 million related to abandonment of leased and owned facilities for remaining lease obligations and the difference in the net book value of the owned real estate and its expected fair value. Details of the restructuring charge activity relating to that charge in 2001 are as follows:

                               Restructuring                     Asset          Accrual at                        Accrual at
                              Expense in 2000    Payments     Write-downs    December 31, 2000   Payments      December 31, 2001
Abandonment of IT
  systems                     $         6,557           -     $    (6,557)                   -          -                      -
Impairment of home health
  business                              6,463           -          (6,463)                   -          -                      -
Severance of employment
  agreement                               466   $     (36)              -    $             430   $   (215)     $             215
Site closures                           2,636        (562)           (655)               1,419       (338)                 1,081
                              ---------------   ---------     -----------    -----------------   --------      -----------------
Total                         $        16,122   $    (598)    $   (13,675)   $           1,849   $   (553)     $           1,296
                              ===============   =========     ===========    =================   ========      =================

         During the first quarter of 2001, we announced plans to further reduce overhead costs and recognized additional pre-tax restructuring charges of $5.9 million, consisting of (i) a $3.1 million charge relating to the elimination of approximately 50 personnel positions, (ii) a $2.5 million charge for remaining lease obligations and related improvements at sites we decided to close and
(iii) a $0.3 million charge relating to abandoned software applications. Details of the restructuring charge activity relating to that charge in 2001 are as follows:

                               Restructuring                     Asset          Accrual at
                                 Expenses         Payments    Write-downs    December 31, 2001
                                 --------         --------    -----------    -----------------
Costs related to personnel
        reductions            $      3,113      $    (2,900)  $         -    $             213
Closure of facilities                2,455           (1,323)            -                1,132
Abandonment of software
      applications                     300                -   $      (300)                   -
                              ------------      -----------   -----------    -----------------
Total                          $     5,868      $    (4,223)  $      (300)   $           1,345
                              ============      ===========   ===========    =================

                                  Other Charges

During 2001 and 2000, we recorded other charges, net, as follows (in thousands):

                                                                                        2001        2000
                                                                                        ----        ----
                    Cashless stock option exercise costs                             $     -    $  2,462
                    Investigation and contract separation costs                            -       3,372
                    Practice accounts receivable and fixed asset write-off             1,925       5,110
                    Credit facility and note amendment fees                                -       2,375
                    Management recruiting and relocation costs                             -       1,275
                    Vacation pay accrual-change in policy                                  -       1,000
                    Other                                                              1,451           -
                                                                                     -------    --------
                                                                                     $ 3,376    $ 15,594
                                                                                     =======    ========

         In the fourth quarter of 2001, we recognized unusual charges including:
(i) $1.9 million of practice accounts receivable and fixed asset write-off, (ii) a $1.0 million charge related to our estimated exposure to losses under an insurance policy where the insurer has become insolvent (see Note 12), and (iii) $0.5 million of consulting costs incurred in connection with development of our service line structure. The negative impact of these charges was wholly offset by the net gain on separation of $3.4 million we recognized during the fourth quarter of 2001, which is discussed above in "Impairment Charges."

         In the fourth quarter of 2000, we recognized a pre-tax $2.5 million non-cash charge related to the cashless exercise of 1.6 million stock options by our Chairman and Chief Executive Officer (the "optionee"), due to the termination of the stock option plan under which the options were granted, in accordance with Financial Accounting Standards Board (FASB) Interpretation No.
44. To consummate the exercise, the optionee surrendered approximately 1.3 million shares having an average strike price of $3.44 to satisfy exercise price and tax liability with respect to all options. As a result of this transaction, the optionee received approximately 0.3 million shares of common stock. We also realized an offsetting $1.0 million reduction in our federal income tax obligation as a result of this transaction.

         During the third quarter and second quarter of 2000, we incurred costs of $0.2 million and $1.7 million, respectively, in connection with the qui tam lawsuits described in Part I, Item 3, of this report, consisting primarily of auditing and legal fees and related expenses. In addition, we incurred $1.5 million of costs in the second quarter of 2000 consisting of intangible asset and receivable write-downs as a result of terminating our affiliation with a sole practitioner and with the practice named in the qui tam lawsuits.

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

         Income Taxes. In 2001, we recognized tax expense of $28.4 million resulting in an effective tax rate of 38.0%, as compared to 32.5% in 2000. The increase in the effective rate was due to the benefit recognized in 2000 as a result of the impairment, restructuring and other charges and no state tax benefit being recognized in 2000 for intangible write-offs in certain states.

         Net Income/Loss. Net income (loss) increased from a net loss of $72.6 million in 2000 to $46.3 million in net income in 2001, an increase of $119.0 million. Excluding charges for impairments, restructurings and other costs, costs related to bad debt expense and the gain on investment in common stock for both years, net income for 2001 would have been $50.0 million or $0.50 per share, as compared to $47.6 million or $0.47 per share in 2000, an increase of $2.3 million. The charges were attributable to the factors described in the preceding paragraph.

Liquidity and Capital Resources

         As of December 31, 2002, we had net working capital of $204.6 million, including cash and cash equivalents of $105.6 million. We had current liabilities of $324.0 million, including $15.4 million in current maturities of long-term debt, and $272.0 million of long-term indebtedness. During 2002, we generated $160.6 million in net operating cash flow, invested $56.0 million, and used cash from financing activities in the amount of $19.1 million. As of March 13, 2003, we had cash and cash equivalents of $84.1 million.

Cash Flows From Operating Activities

         During 2002, we generated $160.6 million in cash flows from operating activities as compared to $216.2 million in 2001. The decrease in cash flow is attributable to (i) advance purchases of certain pharmaceutical products during 2002 in order to obtain favorable pricing and qualify for certain rebates, (ii) a smaller reduction in the number of accounts receivable days outstanding in 2002 as compared to the reduction in 2001, and (iii) timing of certain working capital payments. Our accounts receivable days outstanding as of December 31, 2002, decreased to 48 days from 50 days as of December 31, 2001 and from 67 days as of December 31, 2000.

Cash Flows from Investing Activities

         During 2002 and 2001, we expended $59.1 million and $63.7 million in capital expenditures. During 2002 and 2001, we expended $33.2 million and $27.9 million, respectively, on the development and construction of cancer centers. In addition, we expended $0.9 million and $2.3 million on installation of PET centers, respectively, during 2002 and 2001, respectively, was financed through various equipment operating leases. Expected capital expenditures on cancer center and PET development are below forecasted amounts due to our focus on transitional activity. Maintenance capital expenditures were $25.0 million and $33.5 million in 2002 and 2001, respectively. For all of 2003, we anticipate expending a total of approximately $30-$35 million on maintenance capital expenditures and approximately $60-70 million on development of new cancer centers and PET installations. In addition to these capital expenditures, we have financed, and will in the future finance, most of our PET center investments and a portion of our cancer center investments through operating leases.

Cash Flows from Financing Activities

         During 2002, we used cash from financing activities of $19.1 million as compared to cash used of $142.0 in 2001. Such increase in cash flow is primarily attributed to the proceeds from the issuance of our Senior Subordinated Notes due 2012, net of the cash payments for the retirement of our previously existing indebtedness, including a prepayment premium paid as a result of early extinguishment of our Senior Secured Notes due 2006. In addition, we expended $42.8 million to repurchase 5.0 million shares of our Common Stock during 2002. Additionally, we received 1.1 million shares of our Common Stock in exchange for certain technical assets in the second quarter of 2002.

         We currently expect that our principal use of funds in the near future will be in connection with the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers and PET centers, as well as implementation of the service line structure, with less emphasis than in past years on transactions with medical oncology practices. In addition, we anticipate that from time to time we will make significant purchases of pharmaceuticals in excess of normal patterns to take advantage of available volume discounts and rebates. Such purchases, including several planned for the first quarter of 2003 will require significant cash outlays and will cause us to maintain higher amounts of inventory, with lower cash balances (or higher borrowings) for some period of time. Although we expect to fund our capital needs during 2003 with our available cash and cash generated from operations, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, we may be unable to obtain sufficient financing on terms satisfactory to management or at all.

         Historically, we satisfied our development and transaction needs through various debt and equity financings and through borrowings under a $175 million syndicated revolving credit facility and a $75 million synthetic leasing facility.

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

         We entered into a synthetic leasing facility in December 1997, under which a special purpose entity acquired properties and paid for construction of certain of our cancer centers and leased them to us. It matures in June 2004. As of December 31, 2002, we had $72.0 million outstanding under the facility and no further amounts are available under that facility. The annual cost of the lease is approximately $3.3 million, based on interest rates in effect as of December 31, 2002.

         Effective December 31, 2002, we amended our synthetic lease so that we now guarantee 100% of the residual value of the properties in the lease. We had previously guaranteed 85%. As a result, we now include $72.0 million outstanding under the lease as indebtedness on our financial statements. We also included assets under the lease as assets on our balance sheet based upon our determination of fair values of those properties at December 31, 2002 and recognized an impairment charge of $20.0 million at December 31, 2002 related to these cancer centers. Prior to December 31, 2002, the lease was appropriately recorded as an operating lease and, accordingly neither the debt nor the assets appeared on our financial statements. This change will not impact our periodic interest payments under the lease. However, we will begin to recognize a depreciation charge in respect for the assets, currently estimated at $4.0 million annually, starting in 2003. We did not recognize depreciation expense for those off-balance-sheet assets prior to December 31, 2002.

         We agreed to increase our guaranty in connection with the lease modification because the lease amendment gives us additional flexibility to sell, move or transfer the assets in the lease. We believe such flexibility will aid us in implementing our ongoing strategic plans. For example, we sold two properties under the lease effective in January 2003 in connection with practice disaffiliations, and anticipate selling or redeploying other leased properties during 2003 in connection with our repositioning. We also believe the inclusion of the synthetic lease assets and liabilities gives investors a more easily understandable picture of our financial condition.

         The lease is renewable in one-year increments with the consent of the financial institutions that are parties thereto. If the lease is not renewed at maturity or otherwise terminates, we must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. Defaults under the lease, which include cross-defaults to other material debt, could result in such a termination, and require us to purchase or remarket the properties. If we sell the properties to third parties, we have guaranteed a residual value of 100% of the total amount outstanding for the properties. The guarantees are secured by substantially all of our assets. The amount outstanding under the synthetic lease appears as long-term indebtedness on our balance sheet.

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

         We are currently in compliance with covenants under our synthetic leasing facility, revolving credit facility and Senior Subordinated Notes, with no borrowings currently outstanding under the revolving credit facility. We have relied primarily on cash flows from our operations to fund working capital and capital expenditures for our fixed assets.

     The following summarizes our contractual obligations in respect of our indebtedness and noncancelable leases at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (based on interest rates in effect as of December 31, 2002):

                                                                                                                          After
        Obligation                         2003            2004           2005             2006            2007            2007
Principal maturities of long-term
indebtedness, including capital
lease obligations                     $15.4 million   $83.2 million   $ 6.4 million   $ 5.1 million   $ 1.9 million   $175.4 million
Non-cancelable operating leases       $51.9 million   $42.9 million   $35.4 million   $24.5 million   $18.6 million   $ 65.8 million

     In addition, we are obligated to pay $14.9 million under pending construction contracts, which we would expect to pay during 2003, depending on the progress of construction projects. For a further discussion of our commitments and contingencies, see note 13 to our consolidated financial statements.

Item 7a.  Quantitative and Qualitative Discussion about Market Risks

         In the normal course of business, our financial position is routinely subjected to a variety of risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

         Among these risks is the market risk associated with interest rate movements on outstanding debt. Our borrowings under the credit facility and leasing facility contain an element of market risk from changes in interest rates. We currently have no outstanding borrowings under our credit facility. Historically, we have managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in 2002. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during 2002.

         For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

         To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 2002. The market values that result from these computations are compared with the market values of these financial instruments at December 31, 2002. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of our financial instruments.

Summary of Operations by Quarter

         The following table represents unaudited quarterly results for 2002 and 2001. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and that all adjustments are of a normal recurring nature. Results of operations for any particular quarter are not necessarily indicative of operations for a full year or predictive of future periods.

                                              2002 Quarter Ended                                   2001 Quarter Ended
                             -------------------------------------------------     -----------------------------------------------
                                Dec 31      Sep 30       Jun 30        Mar 31         Dec 31       Sep 30       Jun 30      Mar 31
                                ------      ------       ------        ------         ------       ------       ------      ------
Revenue ...................  $ 428,815    $ 420,177    $ 410,972    $   391,352    $ 388,893    $ 375,499    $ 383,571   $ 367,932
Income (loss) from
    operations ............     (4,478)     (46,673)      (9,165)        27,659       24,578       26,029       27,155      19,453

Other expense .............     (5,850)      (6,073)      (6,274)        (5,509)      (3,915)      (5,216)      (6,641)     (6,739)
Net income (loss) before
extraordinary loss ........     (5,430)     (36,207)      (9,572)        13,733       12,811       12,904       12,718       7,883
Extraordinary loss on
early extinguishment of
debt, net of income
taxes .....................          -            -            -         (8,452)           -            -            -           -

Net income (loss)/(1)/ ....     (5,430)     (36,207)      (9,572)         5,281       12,811       12,904       12,718       7,883
Net income (loss) per
    share - basic/(1)/ ....  $   (0.06)   $   (0.37)       (0.10)   $      0.14    $    0.13    $    0.13    $    0.13   $    0.08
Extraordinary loss per
    share - basic/(1)/ ....          -            -            -          (0.09)           -            -            -           -
Net income (loss) per
    share - basic/(1)/ ....  $   (0.06)   $   (0.37)       (0.10)   $      0.05    $    0.13    $    0.13    $    0.13   $    0.08
Net income (loss) per
    share - diluted/(1)/ ..  $   (0.06)   $   (0.37)       (0.10)   $      0.14    $    0.13    $    0.13    $    0.13   $    0.08
Extraordinary loss per
    share - diluted/(1)/ ..          -            -            -          (0.09)           -            -            -           -
Net income (loss) per
    share - diluted/(1)/ ..  $   (0.06)   $   (0.37)       (0.10)   $      0.05    $    0.13    $    0.13    $    0.13   $    0.08

/(1)/ Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Item 8. Financial Statements

                                US ONCOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002:

                                                                                 Page
                                                                                 ----
     Report of Independent Accountants .........................................  50

     Consolidated Balance Sheet ................................................  51

     Consolidated Statement of Operations and Comprehensive Income .............  52

     Consolidated Statement of Stockholders' Equity ............................  53

     Consolidated Statement of Cash Flows ......................................  54

     Notes to Consolidated Financial Statements ................................  56

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of US Oncology, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of US Oncology, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP




Houston, Texas
February 27, 2003

                                US ONCOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                                      December 31,
                                                                                     -------------------------------------------
                                    ASSETS
                                    ------                                                    2002                    2001
                                                                                     --------------------     ------------------
  Current assets:
       Cash and equivalents ........................................................   $     105,564            $      20,017
       Accounts receivable .........................................................         281,560                  275,884
       Other receivables ...........................................................          42,363                   16,337
       Prepaid expenses and other current assets ...................................          20,134                   18,997
       Inventories .................................................................          31,371                        -
       Due from affiliates .........................................................          47,583                   53,725
                                                                                       -------------            -------------
                    Total current assets ...........................................         528,575                  384,960
  Property and equipment, net ......................................................         327,558                  286,218
  Service agreements, net of accumulated amortization of  $104,022 and
    $257,893 .......................................................................         252,720                  379,249
  Due from affiliates, long-term ...................................................           7,708                    8,076
  Other assets .....................................................................          25,166                   21,152
  Deferred income taxes ............................................................          43,214                   18,085
                                                                                       -------------            -------------
                                                                                       $   1,184,941            $   1,097,740
                                                                                       =============            =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

  Current liabilities:
       Current maturities of long-term indebtedness ................................   $      15,363            $      44,040
       Accounts payable ............................................................         193,544                  135,570
       Due to affiliates ...........................................................          32,877                   18,315
       Accrued compensation cost ...................................................          25,417                   15,455
       Income taxes payable ........................................................          20,441                   22,498
       Other accrued liabilities ...................................................          36,379                   47,201
                                                                                       -------------            -------------
                    Total current liabilities ......................................         324,021                  283,079
  Long-term indebtedness ...........................................................         272,042                  128,826
                                                                                       -------------            -------------
                    Total liabilities ..............................................         596,063                  411,905
  Minority interests ...............................................................          10,338                    9,067
  Commitments and contingencies (Note 13)

  Stockholders' equity:
  Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding ..................................................................
  Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding ..................................................

  Common Stock, $.01 par value, 250,000 shares authorized, 95,301 and
      94,819 issued, 89,553 and 92,510 outstanding .................................             953                      948
  Additional paid in capital .......................................................         479,073                  469,999
  Common Stock to be issued, approximately 3,695 and 7,295 shares ..................          33,644                   56,955
  Treasury Stock, 5,748 and 2,309 shares ...........................................         (49,302)                 (11,235)
  Retained earnings ................................................................         114,172                  160,101
                                                                                       -------------            -------------
                    Total stockholders' equity .....................................         578,540                  676,768
                                                                                       -------------            -------------
                                                                                       $   1,184,941            $   1,097,740
                                                                                       =============            =============

         The accompanying notes are an integral part of this statement.

                                US ONCOLOGY, INC.
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                    (in thousands, except per share amounts)

                                                                                            Year Ended December 31,
                                                                                   ----------------------------------------
                                                                                      2002           2001           2000
                                                                                      ----           ----           ----
Revenue ........................................................................   $1,651,316    $1,515,895      $1,333,071
Operating expenses:
      Pharmaceuticals and supplies .............................................      866,378       780,072         651,214
      Field compensation and benefits ..........................................      340,302       322,473         277,962
      Other field costs ........................................................      192,145       179,479         161,510
      General and administrative ...............................................       63,229        58,859          63,640
      Bad debt expense .........................................................            -             -          10,198
      Impairment, restructuring and other charges, net .........................      150,060         5,868         201,846
      Depreciation and amortization ............................................       71,859        71,929          75,148
                                                                                   ----------    ----------      ----------
                                                                                    1,683,973     1,418,680       1,441,518

Income (loss) from operations ..................................................      (32,657)       97,215        (108,447)

Other income (expense):
      Interest expense .........................................................      (23,706)      (22,511)        (26,809)
      Gain on investment in common stock .......................................            -             -          27,566
                                                                                   ----------    ----------      ----------

Income (loss) before income taxes and extraordinary loss .......................      (56,363)       74,704        (107,690)
Income tax benefit (provision) .................................................       18,886       (28,388)         35,047
                                                                                   ----------    ----------      ----------

Net income (loss) before extraordinary loss ....................................      (37,477)       46,316         (72,643)
Extraordinary loss on early extinguishment of debt, net of income
  taxes of $5,181 ..............................................................       (8,452)            -               -
                                                                                   ----------    ----------      ----------

Net income (loss) and comprehensive income (loss) ..............................   $  (45,929)   $   46,316      $  (72,643)
                                                                                   ==========    ==========      ==========

Net income (loss) before extraordinary loss per share - basic ..................   $    (0.38)   $     0.46      $    (0.72)
Extraordinary loss per share - basic ...........................................        (0.09)            -               -
                                                                                   ----------    ----------      ----------
Net income (loss) per share - basic ............................................   $    (0.47)   $     0.46      $    (0.72)
                                                                                   ==========    ==========      ==========
Shares used in per share computation - basic ...................................       97,658       100,063         100,589
                                                                                   ==========    ==========      ==========

Net income (loss) before extraordinary loss per share - diluted ................   $    (0.38)   $     0.46      $    (0.72)
Extraordinary loss per share - diluted .........................................        (0.09)            -               -
                                                                                   ----------    ----------      ----------
Net income (loss) per share - diluted ..........................................   $    (0.47)   $     0.46      $    (0.72)
                                                                                   ==========    ==========      ==========
Shares used in per share computation - diluted .................................       97,658       100,319         100,589
                                                                                   ==========    ==========      ==========

         The accompanying notes are an integral part of this statement.

                                US ONCOLOGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                      Additional    Common    Treasury
                                                     Shares     Par     Paid-In    Stock to     Stock    Retained
                                                     Issued    Value    Capital    Be Issued    Cost     Earnings     Total
                                                     ------    -----    -------    ---------    ----     --------     ------
     Balance at January 1, 2000 ................     87,253    $873    $430,900    $ 91,330   $      -   $186,428    $709,531
     Affiliation transactions value of
        shares to be issued ....................          -       -           -       6,103          -          -       6,103

     Purchase of Treasury Stock ................          -       -           -           -    (24,906)         -     (24,906)
     Delivery from Treasury of
        Common Stock to be issued ..............          -       -       4,530     (13,692)     9,162          -           -
     Issuance of Common Stock ..................      4,413      44      14,031     (14,075)         -          -           -
     Exercise of options to purchase
        Common Stock ...........................      2,171      22       9,999           -     (5,672)         -       4,349
     Tax benefit from exercise of
        non-qualified stock options ............          -       -         255           -          -          -         255
     Issuance of Common Stock
        options to affiliates ..................          -       -       1,649           -          -          -       1,649
     Net loss ..................................          -       -          -            -          -    (72,643)    (72,643)
                                                     ------    ----    --------    --------   --------   --------    --------

     Balance at December 31, 2000 ..............     93,837     939     461,364      69,666    (21,416)   113,785     624,338
     Affiliation transactions value of
        shares to be issued ....................          -       -           -         606          -          -         606
     Disaffiliation transactions value
        of Common Stock to be issued ...........          -       -           -      (1,521)         -          -      (1,521)
     Delivery from Treasury of
        Common Stock to be issued ..............          -       -         972     (11,153)    10,181          -           -
     Issuance of Common Stock                            75       -         643        (643)         -          -           -
     Exercise of options to purchase
        Common Stock ...........................        907       9       3,749           -          -          -       3,758
     Tax benefit from exercise of
        non-qualified stock options ............          -       -       1,384           -          -          -       1,384
     Issuance of Common Stock
        options to affiliates ..................          -       -       1,887           -          -          -       1,887
     Net income ................................          -       -           -           -          -     46,316      46,316
                                                     ------    ----     -------    --------   --------   --------    --------

     Balance at December 31, 2001 ..............     94,819     948     469,999      56,955    (11,235)   160,101     676,768
     Disaffiliation transactions value
        of Common Stock to be issued ...........          -       -           -      (5,629)         -          -      (5,629)
     Delivery from Treasury of
        Common Stock to be issued ..............          -       -       5,149     (17,682)    12,533          -           -
     Exercise of options to purchase
        Common Stock ...........................        482       5       1,533           -      1,889          -       3,427
     Tax benefit from exercise of
        non-qualified stock options ............          -       -         911           -          -          -         911
     Issuance of Common Stock
        options to affiliates ..................          -       -       1,481           -          -          -       1,481
     Purchases of Treasury Stock ...............          -       -           -           -    (42,754)         -     (42,754)
     Treasury Stock received from
        sale of fixed assets ...................          -       -           -           -     (9,735)         -      (9,735)
     Net loss ..................................          -       -           -           -          -    (45,929)    (45,929)
                                                     ------    ----    --------    --------   --------   --------    --------

     Balance at December 31, 2002 ..............     95,301    $953    $479,073    $ 33,644   $(49,302)  $114,172    $578,540
                                                     ======    ====    ========    ========   ========   ========    ========

         The accompanying notes are an integral part of this statement.

                                US ONCOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                             Year Ended December 31,
                                                                                 -----------------------------------------------
                                                                                     2002             2001            2000
                                                                                     ----             ----            ----
Cash flows from operating activities:
Net income (loss) ..............................................................   $ (45,929)      $  46,316        $ (72,643)

Non cash adjustments:
      Depreciation and amortization ............................................      71,859          71,929           75,148
      Gain on investment in common stock                                                   -               -          (27,566)
      Impairment, restructuring and other charges, net .........................     149,437             331          165,800
      Deferred income taxes ....................................................     (25,129)         20,319          (71,628)
      Bad debt expense .........................................................           -               -           10,198
      Non-cash compensation expense ............................................           -           1,887            1,649
      Undistributed earnings (losses) in joint ventures ........................       1,424            (300)          (2,124)
      Extraordinary loss on early extinguishment of debt, net ..................       8,452               -                -
      Tax benefit from exercise of non-qualified stock options .................         911           1,384              255

Cash provided (used) by changes in:
     Accounts receivable .......................................................     (20,470)         52,764          (15,754)
     Prepaids and other current assets .........................................      (6,396)          4,170           (8,907)
     Inventories ...............................................................     (31,371)              -                -
     Accounts payable ..........................................................      60,874         (17,944)          45,109
     Due from/to affiliates ....................................................      (5,122)         18,815           (4,374)
     Income taxes receivable/payable ...........................................       3,785          13,344             (423)
     Other accrued liabilities .................................................      (1,708)          3,200           22,585
                                                                                   ---------       ---------        ---------
Net cash provided by operating activities ......................................     160,617         216,215          117,325
                                                                                   ---------       ---------        ---------
Cash flows from investing activities:
      Acquisition of property and equipment ....................................     (59,146)        (63,660)         (67,000)
      Net payment in affiliation transactions ..................................      (1,146)         (1,005)         (16,124)
      Proceeds from sale of investment in common stock .........................           -               -           54,824
      Proceeds from contract separations .......................................       4,296           7,052                -
                                                                                   ---------       ---------        ---------
           Net cash used by investing activities ...............................     (55,996)        (57,613)         (28,300)
                                                                                   ---------       ---------        ---------
Cash flows from financing activities:
     Proceeds from Credit Facility .............................................      24,500          25,000           66,000
     Proceeds from Senior Subordinated Notes ...................................     175,000               -                -
     Repayment of Credit Facility ..............................................     (24,500)       (150,000)        (115,000)
     Repayment of Senior Secured Notes .........................................    (100,000)              -                -
     Repayment of other indebtedness ...........................................     (32,086)        (20,732)         (24,998)
     Debt financing costs ......................................................      (7,449)              -            1,887
     Net payments in lieu of stock issuance upon contract separations ..........      (3,481)              -                -
     Proceeds from exercise of stock options ...................................       3,427           3,758                -
     Purchase of Treasury Stock ................................................     (42,754)              -          (24,906)
     Premium payment upon early extinguishment of debt .........................     (11,731)              -                -
                                                                                   ---------       ---------        ---------
           Net cash used by financing activities ...............................     (19,074)       (141,974)         (97,017)
                                                                                   ---------       ---------        ---------
Increase (decrease) in cash and equivalents ....................................      85,547          16,628           (7,992)

Cash and equivalents:
     Beginning of period .......................................................      20,017           3,389           11,381
                                                                                   ---------       ---------        ---------
     End of period .............................................................   $ 105,564       $  20,017        $   3,389
                                                                                   =========       =========        =========

                                US ONCOLOGY, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                 (in thousands)

Interest paid ..................................................................     $  15,460     $  24,355      $  26,705
Taxes paid (refunded), net .....................................................         2,211        (6,593)        36,377
Non cash investing and financing transactions:
     Capitalization of synthetic lease assets ..................................        72,018             -              -
     Value of Common Stock to be issued in affiliation transactions ............             -           606          6,103
     Delivery of Common Stock in affiliation transactions ......................        17,682        11,796         27,767
     Debt issued in affiliation transactions ...................................             -         2,679         11,251
     Forfeitures of debt from contract separation ..............................           249         5,350              -
     Forfeitures of Common Stock to be issued from contract separation .........         5,629         1,521              -
     Assets acquired under capital lease .......................................             -             -          1,100
     Treasury Stock received from sale of fixed assets ........................          9,735             -              -

          The accompanying notes are an integral part of this statement

                                US ONCOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

US Oncology, Inc. (together with its subsidiaries, "US Oncology" or the "Company") provides comprehensive services in the oncology field, with the mission of expanding access to and improving the quality of cancer care in local communities and advancing the delivery of care. The Company offers the following services:

     . Oncology Pharmaceutical Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $800 million of pharmaceuticals through a network of more than 400 admixture sites, 39 licensed pharmacies, 116 pharmacists and 219 pharmacy technicians.

     . Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. As of December 31, 2002, we had developed and operated 79 integrated community-based cancer centers and manage over one million square feet of medical office space. We also had installed and managed 16 Positron Emission Tomography (PET) units.

     . Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently manage approximately 102 clinical trials, supported by our network of approximately 500 participating physicians in more than 170 research locations. During 2002, we enrolled over 3,200 new patients in research studies.

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

The Company provides these services to oncology practices comprising over 450 sites, with over 4,800 employees and over 875 physicians. The Company is not a provider of medical services but provides comprehensive services to oncology practices, including management and capital resources, data management, accounting, compliance and other administrative services. The affiliated practices offer comprehensive and coordinated medical services to cancer patients, integrating the specialties of medical and gynecologic oncology, hematology, radiation oncology, diagnostic radiology, and blood and marrow stem cell transplantation.

The following is a summary of the Company's significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has determined that none of its existing service agreements meets requirements for consolidation under generally accepted accounting principles.

Use of estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by U.S. generally accepted accounting principles; management's understanding of the Company's business, expected rates of business and operational change, sensitivity and volatility associated with the

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates - which may result in the selection of estimates which could be viewed as conservative or aggressive - based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Because of inherent uncertainties in this process, actual future amounts will differ from those estimated amounts used in the preparation of the financial statements.

Service fee revenue

The Company recognizes service fees from its service agreements as revenue when the fees are earned and are deemed realizable based upon the contractually agreed amount of such fees, after taking into consideration the payment priority of amounts retained by practices.

Approximately 66% of the Company's 2002 net operating revenue has been derived from practices under the earnings model, as of December 31, 2002. Under the earnings model service agreements the Company receives a service fee that includes an amount equal to the direct expenses associated with operating the practice plus an amount which is calculated based on the service agreement for each of the practices. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, salaries and benefits of non-physician employees who support the practices and interest. The direct expenses do not include salaries and benefits of physicians. The non-expense-reimbursement related portion of the service fee is a percentage, ranging from 25% to 35%, of the earnings and taxes of the affiliated practice. The earnings of an affiliated practice are determined by subtracting the direct expenses from the professional revenues and research revenues earned by the affiliated practice.

Approximately 31% of the Company's 2002 net operating revenue has been derived from practices under the net revenue model, as of December 31, 2002. Under the net revenue model service agreements the Company receives a service fee, which typically includes all practice costs (other than amounts retained by the physicians), a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied, a performance fee. These service agreements permit the affiliated practice to retain a specified amount (typically 23% of the practice's net revenues) for physician salaries of the affiliated practices. Payment of such salaries is given priority over payment of the service fee. The amount of the fixed fee is related to the size of the affiliation transaction and, as a result, varies significantly among the service agreements. The percentage fee, where permitted by applicable law, is generally seven percent of the affiliated practice net revenue. Performance fees are paid after payment of all practice expenses, amounts retained by practices and the other service fees and, where permitted by state law, are approximately 50% of the residual profits of the practice. Service fees are not subject to adjustment, with the exception that the fixed fee may be adjusted from time to time after the fifth year of the service agreement to reflect inflationary trends. The affiliated practice is also entitled to retain all profits of the practice after payment of the service fee to the Company.

The Company recognizes revenue from pharmaceutical management service line agreements based upon the cost of pharmaceuticals purchased by the associated practice plus a mark-up fee. Such amounts are recorded gross in other revenue and the related costs are included in pharmaceutical and supplies expense. These revenues are recognized upon the delivery of goods and services authorized by the associated practices.

The remaining service agreements provide for a fee that is a percentage of revenue or of earnings of the affiliated practice or is a predetermined, fixed amount. Each affiliated practice is responsible for paying the salaries and benefits of its physician employees from the amount retained by the affiliated practice after payment of the Company's service fee.

The Company recognizes revenues from cancer research services when the fees are earned and deemed realizable based upon the contractually agreed amount of such fees.

Cash equivalents

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

The Company considers all highly liquid debt securities with original maturities of three months or less to be cash equivalents. As of December 31, 2002 and 2001, the Company held no debt securities.

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

The process of estimating the ultimate collectibility of accounts receivable arising from the provision of medical services to patients by affiliated practices is highly subjective and requires the application of judgment by management. Management considers many factors, including contractual reimbursement rates, changing reimbursement rules, the nature of payors, scope of services, age of receivables, historical cash collection experience, billing practices and other factors to form their best judgment of expected collectibility. Actual results often times vary from estimates, but generally do not vary materially.

The Company's accounts receivable are a function of net patient revenue of the affiliated practices rather than the Company's revenue. Receivables from the Medicare and state Medicaid programs are considered to have minimal credit risk, and no other payor comprised more than 10% of accounts receivable at December 31, 2002.

Other receivables

Other receivables consist of amounts due for services provided under the Company's pharmaceutical management and cancer research activities and are stated at their estimated net realizable value.

Prepaids and other current assets

Prepaids and other current assets consist of prepayments, insurance and certain other receivables.

Inventories

Inventories consist of pharmaceutical drugs and are stated at the lower cost or market, with cost determined by the purchase price. Inventory quantities at December 31, 2002 were determined from physical counts or from the Company's perpetual inventory records.

Due from and to affiliates

The Company has advanced to certain of its practices amounts needed for working capital purposes -- primarily to purchase pharmaceuticals, assist with the development of new markets, to support the addition of physicians, and support the development of new services. Certain advances bear interest at a market rate negotiated by the Company and the affiliated practices, which approximates the prime-lending rate (4.25% at December 31, 2002). These advances are unsecured and are repaid in accordance with the terms of the instrument evidencing the advance. Amounts payable to related parties represent transfers due to affiliated practices for amounts to be retained by physician groups under service agreements.

Amounts due from affiliates are reviewed when events or changes in circumstances indicate their recorded amount may not be recoverable. If the review indicates that the anticipated recoverable amount is less than the carrying value, the Company's carrying value of the asset will be reduced accordingly (Note 11).

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

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

The carrying value of the fixed assets is reviewed for impairment when events or changes in circumstances indicate their recorded cost may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related fixed assets over the remaining useful life is expected to be less than the recorded amount of the assets, the Company's carrying value of the asset will be reduced to its estimated fair value using expected cash flows on a discounted basis (Note 11). Impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels as a percentage of revenue can have significant effects on the expected future cash flows and ultimate impairment analysis.

Service agreements

Service agreements consist of the costs of purchasing the rights to manage practices. Under the initial 40-year terms of the agreements, the affiliated practices have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. The Company amortizes these costs over 25 years. The Company recorded amortization expense related to these assets of $17.1 million, $20.2 million and $28.9 million, for the years ended December 31, 2002, 2001, and 2000, respectively. The future expected amortization expense related to the Company's service agreements are approximately $10.7 million for each of the five years ending December 31, 2007. Should these agreements be terminated prior to their full amortization, the Company may experience a charge to its operating results for the unamortized portion of the asset. Under the service agreements, the Company is the exclusive provider of certain services to its affiliated practices, providing facilities, management information systems, clinical research services, personnel management and strategic, financial and administrative services. Specifically, the Company, among other things, (i) develops, constructs and manages free standing cancer centers which provide for treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology, (ii) expands diagnostic capabilities of practices through installation and management of PET technology, (iii) coordinates and manages cancer drug research for pharmaceutical and biotechnology companies, (iv) purchases and manages the inventory for cancer related drugs for affiliated practices, and (v) provides management and capital resources to affiliated practices including data management, accounting, compliance and other administrative services.

Each service agreement provides for the formation of a policy board. The policy board meets periodically, approves those items having a significant impact on the affiliated practice and develops the practice's strategic initiatives. The two most significant items reviewed and approved by the policy board are the annual budget for the practice and the addition of facilities, services or physicians in conjunction with review of practice financial performance. Each service agreement provides a mechanism to adjust the Company's service fee if a change in law modifies the underlying financial arrangement between the Company and the affiliated practice.

The carrying value of the service agreements is reviewed for impairment when events or changes in circumstances indicate their recorded cost may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related service agreement over the remaining contractual period is expected to be less than the recorded amount of the service agreement intangible asset, the Company's carrying value of the service agreement intangible asset will be reduced to its estimated fair value. Fair values are calculated using the Company's expected cash flows on a discounted basis (Note
11). Impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels as a percentage of revenue can have significant effects on the expected future cash flows and ultimate impairment analysis.

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

Other assets

Other assets consist of costs associated with obtaining debt financing, costs associated with entering into non-compete agreements with affiliated physicians, goodwill, and investments in joint ventures. The debt financing costs are capitalized and amortized over the terms of the related debt agreements. The Company recorded amortization expense related to these assets of $1.8 million, $1.2 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts recorded for non-compete agreements are being amortized on a straight-line basis over the term of the respective contract. Prior to 2002, goodwill was amortized on a straight-line basis over 20 years. Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), in January 2002, the Company ceased amortization of these assets. For further discussion, see "New Accounting Pronouncements." Investments in joint ventures for which the Company does not have control would be accounted for under the equity method of accounting. For 2002, 2001 and 2000, operational activity relating to joint ventures was not material to the operations of the Company.

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

Stock-based compensation

At December 31, 2002, the Company has eight stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations. Stock based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying Common Stock on the date of the grant are insignificant for the three years ended December 31, 2002, 2001 and 2000.

The Company also provides a benefit plan to non-employee affiliates which is accounted for using fair value based accounting with compensation expense being recognized over the respective vesting period. The Company recognized $1.4 million, $2.0 million and $1.6 million in compensation cost during the years ended December 31, 2002, 2001 and 2000, respectively.

The following table illustrates the effect on net income(loss) and earnings(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                                    Year Ended December 31,
                                                                             ------------------------------------
                                                                               2002          2001          2000
                                                                             --------      --------     ---------
  Net income(loss), as reported .........................................    $(45,929)     $ 46,316     $ (72,643)
  Less: total stock-based employee compensation expense
  determined under fair value based method for all awards, net of
  related income taxes ..................................................      (7,430)       (9,600)       (7,017)
                                                                             --------      --------     ---------
  Pro forma net income(loss) ............................................    $(53,359)     $ 36,716     $ (79,660)
                                                                             ========      ========     =========
  Earnings(loss) per share:
  Basic, as reported ....................................................    $  (0.47)     $   0.46     $   (0.72)
                                                                             ========      ========     =========
  Basic, pro forma                                                           $  (0.55)     $   0.37     $   (0.79)
                                                                             ========      ========     =========

  Diluted, as reported ..................................................    $  (0.47)     $   0.37     $   (0.72)
                                                                             ========      ========     =========
  Diluted, pro forma ....................................................    $  (0.55)     $   0.37     $   (0.79)
                                                                             ========      ========     =========

Fair value of financial instruments

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

The Company's receivables, payables, prepaids and accrued liabilities are current and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. Management also believes that subordinated notes issued to affiliated physicians approximate fair value when current interest rates for similar debt securities are applied. Management estimates the fair value of its bank indebtedness approximates its book value.

Earnings per share

The Company discloses "basic" and "diluted" earnings per share (EPS). The computation of basic earnings per share is based on a weighted average number of Common Stock and Common Stock to be issued shares outstanding during these periods. The Company includes Common Stock to be issued in both basic and diluted EPS, as there are no foreseeable circumstances which would relieve the Company of its obligation to issue these shares. The computation of diluted earnings per share is based on the weighted average number of Common Stock and Common Stock to be issued shares outstanding during the periods as well as dilutive stock options calculated under the treasury stock method.

 The following table summarizes the determination of shares used in per share calculations:

                                                                              2002       2001        2000
                                                                           --------   --------    --------
 Outstanding at end of period:
      Common Stock ....................................................      95,301     94,819      93,837
      Common Stock to be issued .......................................       3,695      7,295      10,370
                                                                           --------   --------    --------
                                                                             98,996    102,114     104,207
 Effect of weighting and Treasury Stock ...............................      (1,338)    (2,051)     (3,618)
                                                                           --------   --------    --------
 Shares used in per share calculations-basic ..........................      97,658    100,063     100,589
 Effect of weighting and assumed for grants of stock options at
 less than average market price .......................................           -        256           -
                                                                           --------   --------    --------
 Shares used in per share calculations-diluted ........................      97,658    100,319     100,589
                                                                           ========   ========    ========
 Anti-dilutive stock options (options where exercise price is
      greater than the average market price) not included above .......      16,296      7,009      12,245
                                                                           ========   ========    ========

Comprehensive income

In addition to net income, comprehensive income is comprised of "other comprehensive income" which includes all charges and credits to equity that are not the result of transactions with owners of the Company's Common Stock. There were no items of other comprehensive income during the three years ended December 31, 2002.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the 2002 presentation. Such reclassifications did not materially affect the Company's financial condition, net income (loss) or cash flows.

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

In June 2001, the FASB issued FAS 142, which established standards for reporting acquired goodwill and other intangible assets. FAS 142 accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will not be limited to forty years. Goodwill amortization expense for 2001 and 2000 was $0.5 million and $0.7 million, respectively. The Company implemented FAS 142 in 2002 and ceased

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

amortization of goodwill from acquisitions of businesses under the purchase method of accounting. Implementation of FAS 142 does not result in the elimination of amortization for the Company's service agreement intangible assets because such assets are excluded from the scope of this statement.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002. Implementation of this new standard did not impact the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-Lived Assets" (FAS 144), which was effective for fiscal years beginning after December 15, 2001 and was implemented by the Company on January 1, 2002. The provisions of FAS 144 provide accounting models for impairment of long-lived assets and discontinued operations. The Company's adoption of FAS 144 has not had a material effect on the Company's financial position or operating results.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (FAS 145). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt". By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should no longer be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. FAS 145 is effective for all fiscal years beginning after May 15, 2002, including all prior year presentations. The Company expects to implement FAS 145 in the first quarter of 2003, at which time income from operations will be restated to classify the extraordinary loss on the early extinguishment of debt to be included within income (loss) from continuing operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" by requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a material impact on its financial conditions or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. The Company does not expect to be impacted by the issuance of FIN 45.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management does not expect to adopt fair value accounting for stock-based employee compensation.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, An interpretation of Accounting Bulletin No. 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on how to

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

identify variable interest entities "VIE" for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The Company does not expect to be impacted by the adoption of FIN 46.

 In March 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" (FAS 149). This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement will be effective upon issuance for all contracts created or modified after the date the Statement is issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS 149 to have a material impact on its financial conditions or results of operations.

NOTE 2 - REVENUE

 The Company provides the following services to physician practices: oncology pharmaceutical services, cancer center services, cancer research services, and other practice management services. The Company currently earns revenue from physician practices under two models, the physician practice management (PPM) model, and the service line model. Under the PPM model, the Company enters into long term agreements with affiliated practices to provide comprehensive services, including all those described above, and the practices pay the Company a service fee and reimburse all expenses. Under the service line model, the first three services described above are offered by the Company under separate agreements for each service line.

 Net operating revenue includes two components - net patient revenue and the Company's other revenue.

         . Net patient revenue. The Company reports net patient revenue for those business lines under which the Company's revenue is derived from payments for medical services to patients and the Company is responsible for billing those patients. Currently, net patient revenue consists of patient revenue of affiliated practices under the PPM model. Net patient revenue also will include revenues of practices that enter into agreements under the cancer center services service line.

         . Other revenue. Other revenue is revenue derived from sources other than services provided to patients by affiliated practices. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization. Other revenue also includes revenues from pharmaceutical services rendered by the Company under its oncology pharmaceutical management service line agreements.

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

 The following presents the amounts included in the determination of the Company's revenues:

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

                                                                    Year Ended December 31,
                                                         ---------------------------------------------
                                                               2002             2001           2000
                                                               ----             ----           ----
       Net operating revenue .........................   $   2,128,661    $   1,945,517    $ 1,727,537
       Amounts retained by affiliated practices ......        (477,345)        (429,622)      (394,466)
                                                         -------------    -------------    -----------
       Revenue .......................................   $   1,651,316    $   1,515,895    $ 1,333,071
                                                         =============    =============    ===========

 For the years ended December 31, 2002, 2001 and 2000, the affiliated practices derived approximately 43%, 40% and 37%, respectively, of their net patient revenue from services provided under the Medicare and state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in 2002, 2001 and 2000. Changes in the payor reimbursement rates, particularly Medicare and Medicaid due to its concentration, or affiliated practices' payor mix can materially and adversely affect the Company's revenues.

 The Company's most significant and only service agreement to provide more than 10% of revenues is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 24%, 23% and 24% of the Company's total revenues the years ended December 31, 2002, 2001 and 2000, respectively. Set forth below is selected, unaudited financial and statistical information concerning TOPA.

                                                                    Year Ended December 31,
                                                         ---------------------------------------------
                                                               2002             2001           2000
                                                               ----             ----           ----
             Net patient revenues ....................   $     489,989    $     440,646    $   401,503
                                                         -------------    -------------    -----------
             Service fees paid to the Company: .......
                  Reimbursement of expense ...........         340,978          311,433        273,861
                  Earnings component .................          48,513           43,209         44,667
                                                         -------------    -------------    -----------
             Net operating revenue ...................         389,491          354,642        318,528
                                                         -------------    -------------    -----------
             Amounts retained by TOPA ................   $     100,498    $      86,004    $    82,975
                                                         =============    =============    ===========

             Physicians employed by TOPA .............             194              172            185
             Cancer centers utilized by TOPA .........              32               32             32

 The Company's operating margin for the TOPA service agreement was 12.5%, 12.2% and 14.0% for the years ended December 31, 2002, 2001 and 2000, respectively. Operating margin is computed by dividing the earnings component of the service fee by the total service fee.

NOTE 3 - AFFILIATION AND DISAFFILIATION TRANSACTIONS

 The consideration paid for practices to enter into long-term service agreements and for the nonmedical assets of the practices, primarily receivables and fixed assets, has been accounted for as asset purchases in 2001 and 2000. No affiliation transactions occurred in 2002. Total consideration includes the assumption by the Company of specified liabilities, the estimated value of nonforfeitable commitments by the Company to issue Common Stock at specified future dates for no additional consideration, short-term and subordinated notes, cash payments and related transaction costs as follows:

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

                                                                 Year Ended December 31,
                                                          -------------------------------------
                                                             2002         2001            2000
                                                             ----         ----            ----
 Cash and transaction costs ...................           $      -     $  1,005       $  16,124
 Short-term and Subordinated Notes ............                  -        1,787          11,251
 Common Stock to be issued ....................                  -          606           6,103
 Liabilities assumed ..........................                  -          118             903
                                                          --------     --------       ---------
 Total costs ..................................           $      -     $  3,516       $  34,381
                                                          ========     ========       =========

 Number of practice affiliations ..............                  4            5              14
                                                          ========     ========       =========

 During 2002, the Company entered into four pharmaceutical services agreements under the service line model. The Company paid no consideration to enter into these agreements.

 During 2001, the Company affiliated with five oncology practices for total consideration of $3.5 million, including 87 shares of Common Stock to be issued with a value of $0.6 million. No 2001 affiliations were individually significant.

 During 2000, the Company affiliated with fourteen oncology practices for total consideration of $34.4 million, including 1,721 shares of Common Stock to be issued with a value of $6.1 million. No 2000 affiliations were individually significant.

 During 2002, the Company terminated service agreements and disaffiliated with four oncology practices. Under the terms of the disaffiliations, the Company recognized a net gain on separation of $5.7 million which is included in impairment, restructuring, and other charges in the accompanying consolidated statement of operations and comprehensive income. For further discussion, see
 Note 11. None of the 2002 disaffiliations were individually significant.

 During 2001, the Company terminated service agreements with four oncology practices. Under the terms of these disaffiliations, the Company recognized a net gain on separation of $3.4 million included in impairment, restructuring and other charges in the accompanying consolidated statement of operations and comprehensive income. For further discussion, see Note 11. No 2001 disaffiliations were individually significant.

 The Company did not terminate any service agreements in 2000.

NOTE 4 - SALE OF INVESTMENT

 On June 30, 1997, one of the Company's subsidiaries, PRN Research, Inc., entered into a comprehensive clinical development alliance with ILEX Oncology, Inc. ("ILEX"), a drug development company focused exclusively on cancer. As part of the agreement, ILEX issued to the Company 1,255 shares of its common stock. The Company sold the investment in a private sale transaction in March 2000 and realized net proceeds of $54.8 million, which resulted in the recognition of a gain of $27.6 million in the consolidated statement of operations and comprehensive income for the period ended December 31, 2000.

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

NOTE 5 - PROPERTY AND EQUIPMENT

 As of December 31, 2002 and 2001, respectively, the Company's property and equipment consisted of the following:

                                                                             December 31,
                                                                  ---------------------------------
                                                                       2002                 2001
                                                                       ----                 ----
  Land ......................................................     $      39,022       $      21,031
  Furniture and equipment ...................................           339,716             317,831
  Building and leasehold improvements .......................           196,014             158,175
  Construction in progress ..................................             6,292               8,797
                                                                  -------------       -------------
                                                                        581,044             505,834
  Less accumulated depreciation and amortization ............          (253,486)           (219,616)
                                                                  -------------       -------------
                                                                  $     327,558       $     286,218
                                                                  =============       =============

 The Company leases nineteen cancer centers from third parties under its synthetic lease facility. The related properties were constructed for approximately $72.0 million and prior to December 31, 2002, were not included in the Company's financial statements. Effective December 31, 2002, the Company amended the synthetic lease facility and began accounting for underlying properties as a capital lease. See Note 13 for a description of the related lease agreement.

 During the fourth quarter of 2002, the Company recorded an impairment of $27.6 million related to cancer center assets. See Note 11 for further discussion of this impairment. At December 31, 2002, property and equipment include $52.0 million in assets leased under its synthetic leasing facility.

 Amounts recorded in construction in progress at December 31, 2002 and 2001 primarily relate to construction costs incurred in the development of cancer centers and PET facilities for the Company's affiliated practices.

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

NOTE 6 - INDEBTEDNESS

 As of December 31, 2002 and 2001, respectively, the Company's long-term indebtedness consisted of the following:

                                                                           December 31,
                                                               ------------------------------------
                                                                    2002                  2001
                                                               -------------         --------------
      Credit facility                                          $          --         $           --
      9.625% Senior Subordinated Notes due 2012 .........            175,000                     --
      8.42% Senior Secured Notes due 2006 ...............                 --                100,000
      Synthetic lease facility ..........................             72,018                     --
      Notes payable .....................................                818                  2,733
      Subordinated notes ................................             38,869                 67,438
      Capital lease obligations and other ...............                700                  2,695
                                                               -------------         --------------
                                                                     287,405                172,866
          Less: current maturities ......................            (15,363)               (44,040)
                                                               -------------         --------------
                                                               $     272,042         $      128,826
                                                               =============         ==============

 Credit Facility

 From June 1999 until February 2002, the Company utilized a $175 million syndicated revolving credit facility for working capital and other corporate purposes expiring in June 2004.

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

 Borrowings under the New Credit Facility are secured by substantially all of the Company's assets. At the Company's option, funds may be borrowed at the base interest rate or the London Interbank Offered Rate (LIBOR), plus an amount determined under a defined formula. The base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. No amounts were borrowed or outstanding under the New Credit Facility during 2002 and 2001.

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

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under the Senior Subordinated Notes are subordinated, in substantially all respects, to the Company's New Credit Facility and other "Senior Indebtedness," as defined in the indenture governing the Senior Subordinated Notes.

Proceeds from the Senior Subordinated Notes were used to pay off the $100 million in borrowings under the existing Senior Secured Notes, an $11.7 million prepayment penalty on the early termination of the Senior Secured Notes and facility fees and related expenses associated with establishing the Senior Subordinated Notes and New Credit Facility of $4.8 million and $2.7 million, respectively. Costs incurred in connection with extinguishment of the Company's previous Senior Secured Notes, including the prepayment penalty were expensed in the first quarter of 2002 and reflected as an extraordinary loss in the Company's condensed consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the Senior Subordinated Notes, including facility fees, were capitalized, and are being amortized over the term of those notes.

Leasing Facility

The Company entered into a synthetic leasing facility in December 1997, under which a special purpose entity has constructed and owns certain of the Company's cancer centers and leases them to the Company. The facility was funded by a syndicate of financial institutions and is secured by the property to which it relates and matures in June 2004.

As of December 31, 2002, the Company had $72.0 million outstanding under the synthetic lease facility, and no further amounts are available under that facility. The annual lease cost of the synthetic lease is approximately $3.3 million, based on interest rates in effect as of December 31, 2002. At December 31, 2002, the lessor under the synthetic lease held real estate assets (based on original acquisition and construction costs) of approximately $55.4 million and equipment of approximately $16.6 million (based on original acquisition cost) at nineteen locations.

The lease is renewable in one-year increments, but only with the consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is earlier terminated for various reasons, the Company must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. Effective December 31, 2002, the Company amended the synthetic lease agreement whereby the Company guarantees 100% of the residual value of the properties in the lease. Previously, the Company had guaranteed 85% of the residual value. The Company increased its guaranty to provide greater ability to sell, move or transfer the assets in the lease. In January 2003, the Company sold two properties under the lease in connection with practice disaffiliations.

As a result of this amendment, the Company recorded $72.0 million outstanding under the lease as indebtedness in its consolidated balance sheet. The Company also included assets under the lease as assets in its consolidated balance sheet based upon the Company's determination of fair values of those properties at December 31, 2002, and recognized an impairment charge of $20.0 million in the fourth quarter of 2002 related to these cancer centers. Prior to December 31, 2002, and increase to the Company's guarantee, the lease was recorded as an operating lease and, accordingly neither the debt nor the assets were recorded on its consolidated balance sheet.

     Borrowings under the revolving credit facility and advances under the synthetic leasing facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula.
The credit facility, synthetic leasing facility and Senior Subordinated Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. Events of default under the credit facility, synthetic leasing facility and Senior Subordinated Notes included cross-defaults to all material indebtedness, including each of those financings. Substantially all of the Company's assets, including certain real property, are pledged as security under the credit facility and the guarantee obligations of the synthetic leasing facility.

Notes payable

The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and mature between 2003 to 2005. The notes are payable to physicians with whom the Company entered into long-term service agreements and relate to affiliation transactions. The notes payable are unsecured.

Subordinated notes

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at December 31, 2002 and 2001 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

Capital lease obligations and other indebtedness

Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. At December 31, 2002 and 2001, the gross amount of assets recorded under the capital leases was $4.2 million and $4.7 million, respectively, and the related accumulated amortization was $4.1 million and $4.2 million, respectively. Amortization expense is included with depreciation in the accompanying consolidated statement of operations and comprehensive income. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in affiliation transactions. See Note 13 for operating lease commitments.

Maturities

As of December 31, 2002, future principal maturities of long-term indebtedness, including capital lease obligations, were approximately $15.4 million in 2003, $83.2 million in 2004, $6.4 million in 2005, $5.1 million in 2006, $1.9 million in 2007 and $175.4 million thereafter.

NOTE 7 - INCOME TAXES

The Company's income tax provision (benefit) consisted of the following:

                                                                  Year Ended December 31,
                                             -------------------------------------------------------------
                                                    2002                   2001                    2000
                                                    ----                   ----                    ----
Federal:
    Current ............................     $          689         $        7,547          $       33,638
    Deferred ...........................            (24,791)                18,713                 (72,037)
State:
    Current ............................                373                    522                   2,943
    Deferred ...........................               (338)                 1,606                     409
                                             --------------         --------------          --------------
                                             $      (24,067)        $       28,388          $      (35,047)
                                             ==============         ==============          ==============

The difference between the effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

                                                                                  Year Ended December 31,
                                                                           ------------------------------------
                                                                              2002         2001           2000
                                                                              ----         ----           ----
    Provision (benefit) for income taxes at U.S. statutory rates .......      (35.0)%       35.0%         (35.0)%
    State income taxes, net of federal benefit .........................        0.3           2.5           2.2
    Other ..............................................................        0.3           0.5           0.3
                                                                           --------      --------      --------
                                                                              (34.4)%        38.0%        (32.5)%
                                                                           ========      ========      ========

At December 31, 2002 and 2001, income taxes payable includes a tax liability of $19.1 million and $21.2 million respectively. The liability has been established related to the Company's tax position and the possible disallowance of certain deductions taken in connection with the Company's service agreements. The impact of disallowance would be immaterial to the Company's financial condition and results of operations, except that any additional payments that would be required would require cash expenditures by the Company.

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

Deferred income taxes are comprised of the following:

                                                                           December 31,
                                                             --------------------------------------
                                                                   2002                   2001
                                                                   ----                   ----
Deferred tax assets:
    Accrued expenses ..................................      $         9,342         $       10,797
    Service agreements and other intangibles ..........               37,393                 22,193
    Allowance for bad debt ............................                2,770                  3,569
    Other .............................................                  948                    769
                                                             ---------------         --------------
                                                                      50,453                 37,328
                                                             ---------------         --------------
Deferred tax liabilities:
    Depreciation ......................................               (7,208)               (18,700)
    Prepaid expenses ..................................                  (31)                  (543)
                                                             ---------------         --------------
                                                                      (7,239)               (19,243)
                                                             ---------------         --------------

Net deferred tax asset ................................      $        43,214         $       18,085
                                                             ===============         ==============

Realization of the net deferred tax asset is dependent upon the Company's ability to generate future income. Management believes, after considering all available information regarding historical and expected future earnings of the Company, that sufficient future income will be recognized to facilitate the realization of the net deferred asset.

NOTE 8 - 401(k) PLAN

During 2002 and 2001, employees of the Company were allowed to participate in the US Oncology, Inc. 401(k) plan (the Plan). Participants of the Plan are eligible to participate after 6 months of employment and reaching the age of 21. Participants vest in the employer contribution portion of their account, if any, at the rate of 20% for each year that they meet the plan's service requirements.

The Plan allows for a discretionary employer contribution. For the two years ended December 31, 2002 and 2001, the Company elected to match 50% of employee contributions, the total match not to exceed 3% of the participant's salary, subject to the salary ceiling rules imposed by the Internal Revenue Service. The Company's contribution amounted to $1.6 million and $1.4 million for the years ended December 31, 2002, and 2001, respectively. For the year ended December 31, 2000, no employer contributions were made.

NOTE 9 - STOCKHOLDERS' EQUITY

Effective May 16, 1997, the Board of Directors of the Company adopted a shareholders' rights plan and in connection therewith, declared a dividend of one Series A Preferred Share Purchase Right for each outstanding share of Common Stock. For a more detailed description of the shareholders' rights plan, refer to the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 1997.

In March 2002, the Board of Directors of the Company authorized the repurchase of up to $35.0 million in shares of the Company's Common Stock in public or private transactions and authorized the Company to accept up to $15.0 million in shares of its Common Stock in connection with terminating service agreements with physician practices. In connection with this authorization, the Company repurchased 4,117 shares of its Common Stock for $35.0 million, at an average price of $8.50 per share.

In November 2002, the Board of Directors of the Company authorized the repurchase of up to an additional $50.0 million in shares of its Common Stock in public or private transactions. Through December 31, 2002, the Company had repurchased 884 shares of its Common Stock for $7.8 million, at an average price of $8.77 per share.

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

The table below sets forth the Company's Treasury Stock activity for the years ended December 31, 2002 and 2001 (shares in thousands):

                                                                                          2002         2001
                                                                                          ----         ----
Treasury Stock shares as of January 1, .............................................      2,309        4,538
Treasury Stock purchases ...........................................................      5,001            -
Treasury Stock received in connection with the sale of certain assets ..............      1,100            -
Treasury Stock issued in connection with affiliation transactions and exercise of
   employee stock options ..........................................................     (2,662)      (2,229)
                                                                                      ---------    ---------
Treasury Stock shares as of December 31, ...........................................      5,748        2,309
                                                                                      =========    =========

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

For transactions completed through December 31, 2002, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of time are approximately 1,392 in 2003, 1,391 in 2004, 894 in 2005, 18 in 2006, and none thereafter.

NOTE 10- STOCK OPTIONS

The Company's 1993 Key Employee Stock Option Plan, as amended, provides that employees may be granted options to purchase Common Stock. Total shares available for grant are limited to 12% of the outstanding common shares plus the shares to be issued to practices at specified future dates. Individual option vesting and related terms are determined by the Compensation Committee of the Board of Directors. However, the stock option plan provides that the options granted may be incentive options at an exercise price no less than fair value at the grant date or 85% of fair value in the case of nonqualified options. Option terms may not exceed ten years. Individual option grants vest ratably over time, generally five years. At December 31, 2002, 8,538 Common Stock options with a weighted average exercise price of $7.55 per share were outstanding, of which 4,785 shares were exercisable under the terms of the plan.

Under the terms of the Company's Chief Executive Officer Stock Option Plan and Agreement and the Everson Stock Option Plan and Agreement, two executives were granted 3,694 non-qualified options to purchase Common Stock with an exercise price effectively equal to the fair market value at the date of grant. The options vested on the date of the Company's initial public offering and expire between 2000 and 2003. The Company's ability to grant further options under these plans ceased on the date of the Company's initial public stock offering. In December 2000, an officer exercised his remaining 1,640 options outstanding in a cashless option exercise facilitated by the Company. This cashless exercise resulted in the Company recognizing a $2.5 million non-cash charge for compensation expense during the fourth quarter of 2000, reflecting the difference between the exercise prices of the options and

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

the fair market value of the related Common Stock. The executive received a net of 296 shares of Common Stock, and the Company acquired 1,344 shares of treasury stock as a result of this option exercise. At December 31, 2002, 220 Common Stock options with a weighted-average exercise price of $4.77 per share were outstanding and exercisable under the terms of these plans.

Effective December 14, 2000, the Company executed a Chief Executive Officer Stock Option Plan and Agreement and granted 1,000 non-qualified options to purchase Treasury Stock. The options were issued with an exercise price of $4.96 which equaled the fair market value of the Company's Common Stock at the date of the grant. The options vest six months from the grant date and have an option term not to exceed 10 years. At December 31, 2002, there are no options available for future grants under this plan.

The Company's 1993 Non-Employee Director Stock Option Plan provides that up to 600 options to purchase Common Stock can be granted. The options vest in 4 months or ratably over 4 years, have a term of 10 years and exercise prices effectively equal to the fair market value at the date of grant. As of December 31, 2002, 350 options with a weighted average exercise price of $8.63 per share were outstanding and exercisable under the terms of the plan.

The Company's 1993 Affiliate Stock Option Plan, as amended, provides that options to purchase up to 3,000 shares of Common Stock can be granted. Options under the plan have a term of 10 years. All individual option grants vest ratably over the vesting periods of three to five years. Of the outstanding options to purchase shares of Common Stock granted under this plan, 1,740 were granted to physician employees of the affiliated practices and 26 were granted to other employees of the affiliated practices. In 2002, 2001 and 2000 the average fair value of the options granted to non-employees was $5.52, $5.34 and $3.44 per share, respectively, as determined using the Black-Scholes Valuation Model. Compensation expense will be recognized over the respective vesting periods. Expense of $1.4 million, $2.0 million and $1.6 million was recognized in 2002, 2001 and 2000, respectively, related to these options.

The 2002 Key Executive Performance Stock Option Plan provides for the grant of up to 5,000 nonqualified stock options to key executive officers (including officers who may be members of the Board of Directors) of US Oncology and its subsidiaries. Persons receiving awards, vesting periods and terms and conditions of individual options granted under the plan are determined by the compensation committee of the board of directors, provided that (i) Options under the plan may not be granted with an exercise prices less than 100% of the fair market value per share of common stock at the date of grant and (ii) a minimum of 3,750 of the shares available under the plan were required to be granted in initial grants, which contained the following provisions: (a) a requirement that the option holder shall not receive any additional grants of stock options or other equity interests (including, without limitation, restricted stock grants, stock appreciation rights and phantom stock rights), whether pursuant to the plan or any other plan, prior to the second anniversary of the holder's initial grant under the plan; (b) a provision that vesting of the stock options granted would not occur until seven years following the date of such grant, unless such vesting is accelerated pursuant to the next provision below; and (c) a vesting schedule setting forth certain internal return on invested capital (commonly referred to as "ROIC") targets for US Oncology beginning with the fiscal year ending December 31, 2002, which targets, if met, will result in some or all of the stock options granted becoming vested and exercisable. Options to purchase 3,850 shares were granted during 2002 pursuant to such initial grants. In addition, the Plan includes a requirement that the exercise price of any stock options granted thereunder may not be decreased or otherwise "repriced", whether through amendment, cancellation or replacement grants.

All of the Company's Common Stock options vest automatically upon those events constituting a change in control of the Company, as set forth in such stock option plans.

The following summarizes the activity for all option plans:

                                                            Shares Represented      Weighted Average
                                                                By Options            Exercise Price
                                                                ----------            --------------
     Balance January 1, 2000 .............................        14,608            $       8.16
        Granted ..........................................         3,599                    4.70
        Exercised ........................................        (2,171)                   3.50

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

      Canceled .....................................        (3,791)         9.49
                                                       -----------
   Balance, December 31, 2000 ......................        12,245          7.58
      Granted ......................................         2,704          6.91
      Exercised ....................................          (907)         4.29
      Canceled .....................................        (1,027)         8.44
                                                       -----------
   Balance December 31, 2001 .......................        13,015          7.60
      Granted ......................................         4,655          7.22
      Exercised ....................................          (724)         4.85
      Canceled .....................................          (650)        10.32
                                                       -----------
   Balance December 31, 2002 .......................        16,296          7.50
                                                       ===========

The weighted average exercise price and weighted average fair value of options granted in 2002, 2001 and 2000 are as follows:

                                                      2002                          2001                          2000
                                          ----------------------------  ----------------------------  ----------------------------
                                           Weighted Avg.  Weighted Avg.  Weighted Avg.  Weighted Avg.  Weighted Avg.  Weighted Avg.
                                          Exercise Price   Fair Value   Exercise Price   Fair Value   Exercise Price   Fair Value
                                          --------------   ----------   --------------   ----------   --------------   ----------
Option price equals fair market
value ..................................  $         7.22  $       7.34  $         7.12  $       7.69  $         4.70  $       3.42

Option price less than fair market
value ..................................               -             -            4.12          5.27               -             -

The following table summarizes information about the Company's stock options outstanding at December 31, 2002:

                Options Outstanding                                    Options Exercisable
                -------------------                                    -------------------

                                       Weighted
    Range of           Number           Average            Weighted          Number          Weighted
Average Exercise   Outstanding at      Remaining       Average Exercise   Exercisable at      Average
     Price            12/31/02      Contractual Life        Price           12/31/02       Exercise Price
     -----            --------      ----------------        -----           --------       --------------
   $1 to $3               153              6.6              $ 2.97              120            $ 3.29
    4 to 9             12,783              7.6                6.28            4,993              7.01
   10 to 14             2,655              5.6               11.40            2,041             11.22
   15 to 24               705              4.8               16.05              668             16.55
                       ------                                                 -----
    1 to 24            16,296              7.1                7.50            7,822              8.25
                       ======                                                 =====

Options granted in 2002, 2001 and 2000 had weighted-average fair values of $5.28, $5.04, and $3.42 per share, respectively. The fair value of each Common Stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants from all plans:

                                               Year Ended December 31,
                                      -----------------------------------------
                                           2002          2001         2000
                                           ----          ----         ----

     Expected life (years) ..........         5             5            5
     Risk-free interest rate ........       1.6%          3.5%         6.1%
     Expected volatility ............        80%           81%          80%
     Expected dividend yield ........         0%            0%           0%

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

NOTE 11 - IMPAIRMENT, RESTRUCTURING, AND OTHER CHARGES, NET

During 2002, 2001 and 2000, the Company recognized net impairment, restructuring and other charges of $150.1 million, $5.9 million and $201.8 million, respectively. The charges are summarized in the following table and discussed in more detail below:

                                                   Year Ended December 31,
                                      ------------------------------------------------
                                           2002             2001              2000
                                           ----             ----              ----
     Impairment charges (gains) ....    $ 135,147         $ (3,376)        $ 170,130
     Restructuring charges .........        3,825            5,868            16,122
     Other charges .................       11,088            3,376            15,594
                                        ---------         --------         ---------
                                        $ 150,060         $  5,868         $ 201,846
                                        =========         ========         =========

                               Impairment Charges

                                                                         Year Ended December 31,
                                                           -------------------------------------------------
                                                                 2002             2001             2000
                                                                 ----             ----             ----
     Impairment of service agreements ..................      $ 113,197        $       -        $ 138,128
     Impairment of cancer center assets ................         27,603                -                -
     Impairment of assets (gain on separation) related
       to termination of service agreements ............         (5,653)          (3,376)          32,002
                                                              ---------        ---------        ---------
                                                              $ 135,147        $  (3,376)       $ 170,130
                                                              =========        =========        =========

Generally accepted accounting principles require that companies periodically assess their long-lived assets for potential impairment. In accordance with this requirement, from time to time the Company evaluates its intangible assets for impairment. For each of the Company's service agreements, this analysis involves comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset on the Company's balance sheet. In estimating future cash flows, the Company considers past performance as well as known trends that are likely to affect future performance. In some cases the Company also takes into account its current activities with respect to that agreement that may be aimed at altering performance or reversing trends.

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

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

rising costs, and the Company's disproportionately sharing in these costs under the net revenue model, would be an integral part of its forecast of future cash flows in an impairment analysis with respect to its service agreements.

In its impairment analysis for the fourth quarter of 2000, the Company incorporated additional assumptions regarding rising cost trends. With respect to service agreements under the net revenue model, the Company has greater exposure in an environment of rising costs because practices retain a portion of revenues before any fees are paid. Therefore, the Company's impairment review focused primarily on net revenue model service agreements. Using current assumptions, many of the Company's net revenue model service agreements would contribute decreasing positive cash flows in the immediate future and then begin contributing negative cash flows. Although management commenced during the fourth quarter of 2000 an initiative to convert net revenue model agreements to earnings model agreements, there can be no assurance as to the number of conversions that will be achieved. Substantial differences between the estimates used in the impairment analysis and actual trends occurring in the future could result in future additional impairment charges, or in certain practices experiencing better than expected future cash flows, than those currently forecast. The charge for impairment of service agreements related to thirteen practices with total net book value of approximately $145.0 million as of December 31, 2000 prior to the impairment charge. No provision has been made for potential losses under these contracts; as such amounts are not yet probable and reasonably estimable.

Based upon this analysis, in the fourth quarter of 2000, the Company recorded a non-cash pretax charge to earnings of approximately $138.1 million related to thirteen service agreements, primarily for arrangements under the net revenue model, for which the projected cash flows, based upon management's analysis and evaluations of each market, including the continuation of historical trends, would be insufficient to recover the net book value of the intangible assets. In projecting the estimated cash flows from the service agreements, the Company assumed net practice revenues would increase at rates of 5% to 8% annually, and that practice costs, including pharmaceutical costs, would increase as a percentage of Company revenues by 1% to 2% annually for the next five years. Assumptions were also made with respect to the level of minimal capital expenditures necessary to maintain projected operations and overhead allocations.

The Company had impaired assets of approximately $32.0 million during 2000 for the difference between the carrying value of the assets related to certain practices with which it anticipated terminating its agreements and the consideration expected to be received upon termination of service agreements with those practices.

In the fourth quarter of 2001, the Company recognized a net gain on separation of approximately $3.4 million relating to service agreement terminations. Included in this net gain is approximately $9.0 million arising from final settlements with several practices with which the Company terminated its relationships where the ultimate settlements were more beneficial to the Company than the Company estimated during 2000. The net gain included the forgiveness of $1.5 million in notes payable by the Company to physicians, the waiver by the physicians of their rights to receive $1.2 million of the Company's common stock previously recognized by the Company as an obligation when the Company affiliated with the physicians, and additional consideration received by the Company in connection with the terminations of $6.3 million in excess of the carrying value of the net assets of the terminated practices, less a charge of $5.6 million recognized during the fourth quarter of 2001 for the difference between the carrying value of certain assets and the amount the Company expected to realize from those assets.

The 2002 charges relating to impairment of service agreements include (a) a non-cash, pretax charge during the third quarter of $68.3 million comprising (i) a $13.0 million charge related to a PPM service agreement that was terminated in connection with conversion to the service line model, (ii) a $51.0 million charge related to three net revenue model service agreements that became impaired during the third quarter based upon the Company's analysis of projected cash flows under those agreements, taking into account developments in those markets during the third quarter and (iii) a $4.3 million charge related to a group of physicians under a net revenue model service agreement with which the Company disaffiliated during the third quarter, (b) a non-cash, pretax charge of $39.7 million during the second quarter comprising (i) a $33.8 million charge related to a net revenue model service agreement that became impaired during the second quarter based upon the Company's analysis of projected cash flows under that agreement, taking into account developments in that market during the second quarter and (ii) a $5.9 million charge related to two PPM service agreements that were terminated in connection with conversions to the service line model and (c) a non-cash pretax charge during the fourth quarter of $5.2 million related to impairment of a service agreement under which the Company significantly reduced the scope of services provided during the year.

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

The $5.6 million net gain on sale of practice assets during 2002 consisted of
(i) a $3.6 million net gain on sale of practice assets during the third quarter comprising net proceeds of $4.9 million paid by converting and disaffiliating physicians, partially offset by a $0.3 million net loss on working capital assets, and a $1.1 million net charge arising from accelerating consideration that would have been due to physicians in the future in connection with those transactions; and (ii) a $2.0 million net gain on sale of practice assets during the second quarter. During the second quarter of 2002, the Company terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for delivery of 1.1 million shares of the Company's Common Stock. In connection with that sale, the Company also recognized a write-off of a receivable of $0.5 million due from the physicians and agreed to make a cash payment to the buyer of $0.6 million to reflect purchase price adjustments during the third quarter of 2002. The transaction resulted in a $3.9 million gain based on the market price of the Company's Common Stock as of the date of the termination. This gain was partially offset by a $1.9 million net impairment of working capital assets relating to service line conversions, disaffiliations and potential disaffiliations.

The $27.6 million fixed asset charge during the fourth quarter of 2002 was based upon the Company's determination as a result of transitional activity during the quarter, that assets relating to 16 of its 79 cancer centers had become impaired. A summary of the activity involved is as follows:

     . $8.1 million relates to eight cancer centers that became impaired during the fourth quarter based upon the Company's decision to close or dispose of such centers, comprising (i) two cancer centers that were sold, one that was leased to a departing physician, one that was closed, and two the Company agreed to close and replace for a practice that will in part convert to the earnings model and in part disaffiliate in the first quarter of 2003; (ii) one cancer center the Company determined to sell in connection with the anticipated departure of radiation oncologists from a group management expects to convert to the service line in the first half of 2003; and (iii) one cancer center the Company closed as part of a consolidation of services within one market.

     . $14.1 million relates to five cancer centers used by groups that had converted to the earnings model. The centers became impaired as a result of the Company's ongoing discussions with physician practices during the latter part of 2002 regarding underperforming centers. In some of these discussions, the Company has agreed to assume greater liability for underperforming assets or for cancer center closures. Three of these centers were opened during 2001, and management generally cannot fully assess the long-term value of a center until after a "ramp-up" period of 12 to 18 months.

     . $5.4 million relates to three cancer centers that became impaired during the fourth quarter, comprising (i) one center in which the Company determined that its relationship with the practice, as well as the announced departure of several physicians from that practice, meant improvement in substandard performance was unlikely and (ii) two centers in which management had determined that its remedial actions taken since opening had been ineffective and additional remedial actions were unlikely to improve performance.

                              Restructuring Charges

In the fourth quarter of 2000, the Company comprehensively analyzed its operations and cost structure, with a view to repositioning itself to effectively execute its strategic and operational initiatives. This analysis focused on the Company's non-core assets and activities it had determined were not consistent with its strategic direction. As a result of this analysis, during the fourth quarter of 2000, the Company recorded restructuring charges of $16.1 million comprising (i) $6.5 million related to abandonment of information systems initiatives, including clinical information systems and e-commerce initiatives, (ii) $6.5 million impairment of a home health business, (iii) $0.4 million related to contractual severance of an executive position and (iv) $2.6 million related to abandonment of leased and owned facilities for remaining lease obligations and the difference in the net book value of the owned real estate and its expected fair value. Details of the restructuring charge activity relating to that charge in 2002 are as follows:

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

                                                         Accrual at                         Accrual at
                                                     December 31, 2001     Payments     December 31, 2002
                                                     -----------------     --------     -----------------
     Severance of employment agreements ............    $       215      $       (18)      $       197
     Site closures .................................          1,081             (293)              788
                                                        -----------      -----------       -----------
               Total ...............................    $     1,296      $      (311)      $       985
                                                        ===========      ===========       ===========

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

During the first quarter of 2001, the Company announced plans to further reduce overhead costs and recognized additional pre-tax restructuring charges of $5.9 million, consisting of (i) a $3.1 million charge relating to the elimination of approximately 50 personnel positions, (ii) a $2.5 million charge for remaining lease obligations and related improvements at sites the Company decide to close and (iii) a $0.3 million charge relating to abandoned software applications. Details of the restructuring charge activity relating to that charge in 2002 are as follows:

                                                        Accrual at                         Accrual at
                                                    December 31, 2001     Payments     December 31, 2002
                                                    -----------------     --------     -----------------
     Costs related to personnel reductions ........    $       213      $      (213)      $         -
     Closure of facilities ........................          1,132             (271)              861
                                                       -----------      -----------       -----------
               Total ..............................    $     1,345      $      (484)      $       861
                                                       ===========      ===========       ===========

In connection with the Company's focus on internal operations and cost structure, management commenced an initiative to further centralize certain accounting and financial reporting functions at its corporate headquarters in Houston, Texas, resulting in charges for personnel reduction costs of $2.4 million in 2002, all of which was paid in 2002.

During 2002, the Company also recognized restructuring charges of $1.4 million in consulting fees related to its introduction of the service line model, all of which was paid in 2002.

                                      Other

During 2002, 2001 and 2000, the Company recorded other charges, as follows:

                                                                          Year Ended December 31,
                                                                    ----------------------------------
                                                                        2002       2001       2000
                                                                        ----       ----       ----
        Affiliate receivable write-off ............................   $ 11,088   $      -   $      -
        Cashless stock option exercise costs ......................          -          -      2,462
        Investigation and contract separation costs ...............          -          -      3,372
        Practice accounts receivables .............................          -      1,925      5,110
        Credit facility and note amendment fees ...................          -          -      2,375
        Management recruiting and relocation costs ................          -          -      1,275
        Vacation pay accrual-change in policy .....................          -          -      1,000
        Other .....................................................          -      1,451          -
                                                                      --------   --------   --------
        Total .....................................................   $ 11,088   $  3,376   $ 15,594
                                                                      ========   ========   ========

During the third quarter of 2002, the Company recognized an $11.1 million write-off related to an $11.1 million receivable due to the Company from one of its affiliated practices. In the course of our PPM activities, we advance amounts to physician groups and retains fees based upon management's estimates of practice performance. Subsequent events and related adjustments may result in the creation of a receivable with respect to certain amounts advanced. During the third quarter 2002, the Company made the determination that a portion of such amounts owed by physician practices to the Company have become uncollectible due to, among other things, the age of the receivable and circumstances relating to practice operations.

In the fourth quarter of 2001, the Company recognized unusual charges including:
(i) $1.9 million of practice accounts receivable and fixed asset write-off, (ii) a $1.0 million charge related to its estimated exposure to losses under an insurance policy where the insurer has become insolvent (Note 12), and (iii) $0.4 million of consulting costs incurred in connection with development of its service line structure.

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

In the fourth quarter of 2000, the Company recognized a pre-tax $2.5 million non-cash charge related to the cashless exercise of 1,600 stock options by the Company's Chairman and Chief Executive Officer (the "optionee"), due to the termination of the stock option plan under which the options were granted. To consummate the exercise, the optionee surrendered approximately 1,300 shares having an average strike price of $3.44 to satisfy exercise price and tax liability with respect to all options. As a result of this transaction, the optionee received approximately 300 shares of Common Stock. The Company also realized an offsetting $1.0 million reduction in its federal income tax obligation as a result of this transaction.

During the third quarter and second quarter of 2000, the Company incurred costs of $0.2 million and approximately $1.7 million, respectively, in connection with qui tam lawsuits, consisting primarily of professional and legal fees and related expenses. In addition, the Company incurred $1.5 million of costs in the second quarter of 2000 consisting of intangible asset and receivable write-downs as a result of terminating its affiliation with a sole practitioner and with the physician practice named in the qui tam lawsuits.

The Company also recognized impairment and other charges totaling approximately $9.8 million in 2000. These charges consist of (i) $5.1 million of receivables from affiliated practices which are not considered to be recoverable; (ii) $2.4 million for bank and noteholder fees associated with amending the Credit Facilities to accommodate debt covenant compliance related to unusual charges;
(iii) $1.3 million related to expenses to recruit and relocate certain members of the current management team; and (iv) $1.0 million for a change in the Company's vacation policy.

The Company has recognized a deferred income tax benefit for substantially all of these charges, as many of the items will be deductible for income tax purposes in future periods

NOTE 12 - SEGMENT FINANCIAL INFORMATION

The Company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires the utilization of a "management approach" to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions.

Beginning in the first quarter of 2002, the Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by service line, and that sufficient information is now available to permit such reporting. The Company's reportable segments are oncology pharmaceutical services, other practice management services, cancer center services, and cancer research services. The oncology pharmaceutical services segment purchases and manages specialty oncology pharmaceuticals for the Company's affiliated practices. Management of the administrative aspects of affiliated medical oncology practices is included in the other practice management services segment. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The cancer research services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The operating results of this segment are reflected in the "other" category. The Company's business is conducted entirely in the United States.

The financial results of the Company's segments are presented on the accrual basis. For 2002, 99.3% of the Company's oncology pharmaceutical services revenue and cancer center services revenue was derived from the PPM model with the remainder derived under service line model agreements providing oncology pharmaceutical services. To determine results of the oncology pharmaceutical services segment with respect to practices managed under the Company's PPM model, management has assumed that the pharmaceuticals purchased and pharmacy management services under this segment are provided at rates consistent with the rates at which the Company is currently offering those services outside of the PPM model. Therefore, the financial results of that segment include inter-segment revenues while other practice management services reflects PPM results after the effect of removing the oncology pharmaceutical services results and cancer center services results (which are actual results of that service line within the PPM model) disclosed below. As such, the combined operating results of the oncology

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

pharmaceutical services segment and other practice management segments for the year ended December 31, 2002 represent the operating results under the Company's PPM activities relative to the management of the non-medical aspects of affiliated medical oncology practices plus the results under oncology pharmaceutical services for practices under service line model agreements.

The Company has not disclosed prior year's segment data on a comparative basis because management could not obtain comparative data for prior years due to financial systems limitations. Asset information by reportable segment is not reported since the Company does not produce such information internally.

The table below presents information about reported segments for the year ended December 31, 2002:

                                                               Other
                                            Oncology         Practice          Cancer
                                         Pharmaceutical     Management         Center
                                            Services         Services         Services        Other         Total
                                            --------         --------         --------        -----         -----
Net operating revenue                      $  911,202       $  850,308       $  304,516    $   62,635    $ 2,128,661
Amounts retained by affiliated practices       (1,155)        (375,303)         (96,282)       (4,605)      (477,345)
                                           ----------       ----------       ----------    ----------    -----------
Revenue                                       910,047          475,005          208,234        58,030      1,651,316
Operating expenses                           (823,099)        (380,961)        (164,256)     (315,657)    (1,683,973)
                                           ----------       ----------       ----------    ----------    -----------
Income (loss) from operations              $   86,948       $   94,044       $   43,978    $ (257,627)   $   (32,657)
                                           ==========       ==========       ==========    ==========    ===========

The Company evaluates the performance of its segments based on, among other things, earnings before interest, taxes, depreciation, amortization, impairment, restructuring and other charges and extraordinary loss (EBITDA).

The following is a reconciliation of consolidated income (loss) from operations to EBITDA for the year ended December 31, 2002:

                                                               Other
                                            Oncology         Practice          Cancer
                                         Pharmaceutical     Management         Center
                                            Services         Services         Services        Other         Total
                                            --------         --------         --------        -----         -----
Income (loss) from operations              $   86,948       $   94,044       $   43,978    $ (257,627)   $   (32,657)
Impairment, restructuring and other
charges, net                                        -                -                -       150,060        150,060
Depreciation and amortization                     190                -           19,888        51,781         71,859
                                           ----------       ----------       ----------    ----------    -----------
EBITDA                                     $   87,138       $   94,044       $   63,866    $  (55,786)   $   189,262
                                           ==========       ==========       ==========    ==========    ===========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. Total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are $51.9 million in 2003, $42.9 million in 2004, $35.4 million in 2005, $24.5 million in 2006, $18.6 million in 2007, and $65.8 million thereafter. Rental expense was approximately $67.4 million in 2002, $61.1 million in 2001 and $57.7 million in 2000.

The Company enters into commitments with various construction companies and equipment vendors in connection with the development of cancer centers. As of December 31, 2002, the Company's commitments were approximately $14.9 million.

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

Synthetic Lease Facility

Effective December 31, 2002, the Company amended the synthetic lease agreement whereby the Company guarantees 100% of the residual value of the properties in the lease. Previously, the Company had guaranteed 85% of the residual value. The Company increased its guaranty in connection with the lease amendment in order to provide the ability to sell, move or transfer the assets in the lease. In January 2003, the Company sold two properties under the lease in connection with practice disaffiliations.

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

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

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

In February 2002, PHICO Insurance Company ("PHICO"), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an Order of the Commonwealth Court of Pennsylvania ("Liquidation Order"). From November 1997 through December 2001, the Company had placed its primary malpractice insurance coverage through PHICO. These policies have not been replaced with policies from other insurers. Currently the Company has two unsettled claims from the policy years covered by PHICO issued policies and there are other claims against its affiliated practices. The Liquidation Order refers these claims to various state guaranty associations. These state guaranty association statutes generally provide for coverage between $0.1 million - $0.3 million per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statues provide for net worth and residency limitations that, if applicable, may limit or prevent the Company or its affiliated practices from recovering sufficiently from these state guaranty association funds. At this time, the Company believes that the Company will meet the requirements for coverage under the applicable state guaranty association statutes, and that the resolution of these claims will not have a material adverse effect on the Company's financial position, cash flow and results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company has reserved $1.0 million to estimate potential costs it may incur either directly or indirectly during this process.

Guarantees

Beginning January 1, 1997, the Company has guaranteed that the amounts retained by the Company's affiliated practice in Minnesota will be at least $5.2 million annually under the terms of the related service agreement provided that certain targets are met. The Company has not been required to make payments under this guarantee to that practice for any of the three years ended December 31, 2002.

Litigation

The Company has previously disclosed that it and certain of its affiliated practices are the subject of certain qui tam complaints, commonly referred to as "whistle-blower" lawsuits, filed under seal. The U.S. Department of Justice has determined that it will not intervene in any of those qui tam suits of which the Company is aware. In one such suit, the individual who filed the complaint may choose to continue to pursue litigation in the absence of government intervention, but has not yet indicated an intent to do so. The other qui tam suits of which we are aware have been dismissed. Furthermore, the Company may from time to time in the future become aware of additional qui tam lawsuits. The United States has determined not to intervene in any such suit against the Company of which the Company is aware. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

Assessing the Company's financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

NOTE 14 - RELATED PARTIES

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

The Company leases a portion of its medical office space and equipment from entities affiliated with certain of the stockholders of practices affiliated with the Company. Payments under these leases were $2.0 million in 2002, $3.3 million in 2001 and $3.2 million in 2000, respectively, and total future commitments are $6.5 million as of December 31, 2002.

The subordinated notes are payable to persons or entities that are also stockholders or holders of rights to receive Common Stock at specified future dates. Total interest expense to these parties was $3.8 million in 2002, $5.6 million in 2001, and $7.3 million in 2000, respectively.

Two of the Company's directors as of December 31, 2002, one director who served through February 2002, and one director who served through June 2001, are practicing physicians with practices affiliated with the Company. In 2002, the practices in which these directors participate generated a total net patient revenue of $658.9 million of which $141.2 million was retained by the practices and $517.7 million was included in the Company's revenue. In 2001, the practices in which these directors participate generated a total net patient revenue of $590.5 million of which $119.4 million was retained by the practices and $471.1 million was included in the Company's revenue. In 2000, the practices in which these directors participate generated a total net patient revenue of $545.4 million of which $112.8 million was retained by the practices and $432.6 million was included in the Company's revenue.

The Company and TOPA are parties to a service agreement pursuant to which the Company provides TOPA with facilities, equipment, non-physician personnel, and administrative, management and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. The service fee under the TOPA service agreement is equal to 33.5% of the earnings (professional and research revenues earned by the affiliated practice less direct expenses) of that practice before interest and taxes ("Earnings") plus direct expenses of the related practice locations, subject to adjustments set forth therein. Direct expenses include rent, depreciation, amortization, and provision for uncollectible accounts, salaries, and benefits of non-physician employees, medical supply expense, and pharmaceuticals. In 2002, 2001 and 2000, TOPA paid the Company an aggregate of approximately $389.5 million, $354.6 million and $318.5 million, respectively, pursuant to the TOPA service agreement. A director of the Company and an executive of the Company are employed by TOPA. TOPA beneficially owns approximately 1.5% of the Company's outstanding Common Stock. At December 31, 2002 and 2001, TOPA was indebted to the Company in the aggregate amount of approximately $6.3 million and $6.8 million, respectively. This indebtedness was incurred when the Company advanced working capital to TOPA for various uses, including the development of new markets and physician salaries and bonuses. This indebtedness bears interest at a rate negotiated by the Company and TOPA that approximates the prime-lending rate (4.25% at December 31, 2002). Effective January 1, 2001, the Company and TOPA entered into a Third Amended and Restated Service Agreement. The significant changes in the service agreement effected by the Third Amended and Restated Service Agreement are (i) a reduction in the Company's service fee from 35% to 33.5% of TOPA's Earnings; (ii) the implementation of certain fee adjustments based upon performance in excess of predetermined thresholds and
(iii) incentives to achieve returns on invested capital in excess of certain thresholds.

The Company leases facilities from affiliates of Baylor University Medical Center ("BUMC"). Additionally, affiliates of BUMC provide the Company various services, including telecommunications and maintenance services. A director of the Company is Chairman of Baylor Health Care System, of which BUMC is a component. In 2002, 2001 and 2000, payments by the Company to BUMC totaled an aggregate of approximately $3.0 million, $3.2 million, and $3.3 million, respectively, for these services.

                                US ONCOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    (in thousands, except per share amounts)

As part of the consideration for Minnesota Oncology Hematology, P.A. ("MOHPA") entering into its service agreement with the Company, the Company was required to make quarterly payments of $0.5 million to MOHPA through July 1, 2000. During 2000, the Company paid MOHPA $0.9 million pursuant to such quarterly payments. In addition, the Company was required to issue a prescribed number of shares of the Company's Common Stock to MOHPA on July 1 of each year through July 1, 2001. During 2001 and 2000, the Company issued 134 and 176 shares of Common Stock to MOHPA pursuant to such yearly issuances. A shareholder of MOHPA is currently a director of the Company.

The Company enters into medical director agreements with certain of its affiliated physicians. Under a typical medical director agreement, the Company retains an affiliated physician to advise the Company on a specific initiative or matter, such as blood and marrow stem cell transplantation or clinical research, and, in return, the Company pays to the affiliated physician a medical director fee, typically $25 to $250 annually. During 2002, 2001, and 2000, the Company had agreements with twenty, thirteen, and eleven medical directors under which the Company paid $1.8 million, $1.1 million, and $0.7 million, respectively. In addition, the Company has agreements with other affiliated physicians providing for per diem payments for medical director services. Payments under these arrangements were not significant.

In December 1999, the Company purchased a home health company for approximately $8.0 million from a group of individuals, including certain physicians to whom the Company provides services. The Company recognized a loss of $6.5 million in 2000 to reflect the net realizable value of this business.

NOTE 15 - QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly information:

                                              2002 Quarter Ended                                   2001 Quarter Ended
                             -------------------------------------------------     -----------------------------------------------
                                Dec 31      Sep 30       Jun 30        Mar 31         Dec 31       Sep 30       Jun 30      Mar 31
                                ------      ------       ------        ------         ------       ------       ------      ------
Revenue ...................  $ 428,815    $ 420,177    $ 410,972    $   391,352    $ 388,893    $ 375,499    $ 383,571   $ 367,932
Income (loss) from
    operations ............     (4,478)     (46,673)      (9,165)        27,659       24,578       26,029       27,155      19,453

Other expense .............     (5,850)      (6,073)      (6,274)        (5,509)      (3,915)      (5,216)      (6,641)     (6,739)
Net income (loss) before
extraordinary loss ........     (5,430)     (36,207)      (9,572)        13,733       12,811       12,904       12,718       7,883
Extraordinary loss on
early extinguishment of
debt, net of income
taxes .....................          -            -            -         (8,452)           -            -            -           -

Net income (loss)/(1)/ ....     (5,430)     (36,207)      (9,572)         5,281       12,811       12,904       12,718       7,883
Net income (loss) per
    share - basic/(1)/ ....  $   (0.06)   $   (0.37)       (0.10)   $      0.14    $    0.13    $    0.13    $    0.13   $    0.08
Extraordinary loss per
    share - basic/(1)/ ....          -            -            -          (0.09)           -            -            -           -
Net income (loss) per
    share - basic/(1)/ ....  $   (0.06)   $   (0.37)       (0.10)   $      0.05    $    0.13    $    0.13    $    0.13   $    0.08
Net income (loss) per
    share - diluted/(1)/ ..  $   (0.06)   $   (0.37)       (0.10)   $      0.14    $    0.13    $    0.13    $    0.13   $    0.08
Extraordinary loss per
    share - diluted/(1)/ ..          -            -            -          (0.09)           -            -            -           -
Net income (loss) per
    share - diluted/(1)/ ..  $   (0.06)   $   (0.37)       (0.10)   $      0.05    $    0.13    $    0.13    $    0.13   $    0.08

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

PART III

Item 10.  Directors and Executive Officers Of The Registrant

         The Proxy Statement issued in connection with the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the captions, "Election of Directors" and "Executive Officers" information required by Item 10 of Form 10-K as to directors and executive officers of the Company and is incorporated herein by reference.

Item 11.  Executive Compensation

         The Proxy Statement issued in connection with the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Compensation of Executive Officers" information required by Item 11 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners And Management

         The Proxy Statement issued in connection with the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Beneficial Ownership of US Oncology, Inc. Common Stock" information required by Item 12 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The Proxy Statement issued in connection with the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

Item 14.  Controls and Procedures

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

         While the disclosure controls and procedures have been effective in providing material information, we continue to seek to strengthen such disclosure controls and procedures. During the fourth quarter of 2002, we continued the centralization of our financial reporting controls and procedures at our corporate offices in Houston. This process change will result in the elimination of certain functions that were previously performed on a regional and local basis. We believe that this change will result in enhanced reliability and timeliness of disclosure and believe that centralization will eliminate certain of the risks with respect to financial reporting that are inherent in a broad decentralized system.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are files as a part of this report
         1.       Financial Statements: See Item 8 of this report
         2.       Financial Statement Schedules: None.
         3.       Exhibit Index

         Exhibit
         -------
         No.                         Description
         ---      --------------------------------------------------------------

         2.1 Agreement and Plan of Merger by American Oncology Resources, Inc., Diagnostic Acquisition, Inc. and Physician Reliance Network, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 1998).

         3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to, and incorporated by reference from, the Company's Form 8-K/A filed June 17, 1999).

         3.2      Amended and Restated By-Laws of the Company.

         4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from the Form 8-A filed June 2, 1997).

         4.2 Indenture dated February 1, 2002 among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Form 8-K filed February 5, 2002).

         10.1 Credit Agreement dated as of February 1, 2002 among the Company and First Union National Bank, as administrative agent, UBS Warburg LLC, as syndication agent, GE Capital Healthcare Financial Services, as documentation agent and the various Lenders named therein (filed as Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 2001).

         10.2 Amended and Restated Participation Agreement dated as of February 1, 2002 among AOR Synthetic Real Estate, Inc., the Company, First Union National Bank and the other parties identified therein (filed as Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2001).

         10.3 Amended and Restated Credit Agreement dated as of February 1, 2002 among the Company, First Security Bank, First Union National Bank and the other parties identified therein (filed as Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2001).

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

         10.13* Form of Executive Employment Agreement (Filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

         10.14* US Oncology, Inc. Chief Executive Officer Stock Option Plan and Agreement (filed as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         10.15* US Oncology, Inc. 2002 Key Executive Performance Stock Option Plan (filed as Exhibit ____ to the Company's Form 10-Q filed for the quarter ended June 30, 2002 and incorporated herein by reference).

         10.16. First Amendment to Certain Operative Agreements by and among AOR Synthetic Real Estate, Inc.; the Company; Wells Fargo Bank Northwest, National Association (as successor to First Security Bank, National Association); Wachovia Bank, National Association (as successor-in-interest to First Union National
                  Bank); and the other parties named therein, dated October 18, 2002 and effective December 31, 2002.

         10.17 First Amendment dated October 25, 2002 to Credit Agreement dated as of February 1, 2002 among the Company, Wachovia Bank, as administrative agent; VBS Warburg LLC, as syndication agent; GE Capital Healthcare Financial Services, as documentation agent; and other Lenders named therein

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of PricewaterhouseCoopers LLP.

         99.1     Certification of CEO.

         99.2     Certification of CFO.

 (b)     Reports on Form 8-K.

         None

---------------
*Indicates agreement related to executive compensation

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized 20th day of March, 2003.


                                US ONCOLOGY, INC.


                                By: /s/ Bruce D. Broussard
                                    --------------------------------------------
                                    Bruce D.  Broussard
                                    Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signatures                                   Title                                   Date
         /s/ R. Dale Ross                        Chairman of the Board, Chief                   March 20, 2003
  ------------------------------------------     Executive Officer and Director
         R. Dale Ross                            (Principal Executive Officer)

         /s/ Bruce D. Broussard                  Chief Financial Officer and Treasurer          March 20, 2003
  ------------------------------------------     (Principal Financial and Accounting
         Bruce D. Broussard                      Officer)


         /s/ Russell L. Carson                   Director                                       March 20, 2003
  ------------------------------------------
         Russell L. Carson

         /s/ J. Taylor Crandall                  Director                                       March 20, 2003
  ------------------------------------------
         J.  Taylor Crandall

         /s/ James E. Dalton                     Director                                       March 20, 2003
  ------------------------------------------
         James E. Dalton

         /s/ Lloyd K. Everson, M.D.              Director                                       March 20, 2003
  ------------------------------------------
         Lloyd K. Everson, M.D.

         /s/ Stephen E. Jones, M.D.              Director                                       March 20, 2003
  ------------------------------------------
         Stephen E. Jones, M.D.

         /s/ Richard B. Mayor                    Director                                       March 20, 2003
  ------------------------------------------
         Richard B. Mayor

         /s/ Robert A. Ortenzio                  Director                                       March 20, 2003
  ------------------------------------------
         Robert A. Ortenzio

         /s/ Boone Powell, Jr.                   Director                                       March 20, 2003
  ------------------------------------------
         Boone Powell, Jr.

         /s/ Burton S. Schwartz, M.D.            Director                                       March 20, 2003
  ------------------------------------------
         Burton S. Schwartz, M.D.

                                  CERTIFICATION

I, R. Dale Ross, Chief Executive Officer of US Oncology, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of US Oncology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

                                   /s/ R. Dale Ross
                                   ---------------------------------------------
                                   R. Dale Ross
                                   Chief Executive Officer of US Oncology, Inc.

                                  CERTIFICATION

I, Bruce D. Broussard, Chief Financial Officer of US Oncology, Inc., certify that:

     1. I have reviewed this Annual Report on Form 10-K of US Oncology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

                                   /s/ Bruce D. Broussard
                                   ---------------------------------------------
                                   Bruce D. Broussard
                                   Chief Financial Officer of US Oncology, Inc.