Form 10-K/A
period 2002-12-31
US ONCOLOGY INC
filed 2003-04-30
CIK 943061

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                Amendment No. 1

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b of the Act). Yes [X] No [_]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

     The registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 2002, as set forth on the pages attached hereto:

     Item 10. Directors and Executive Officers of the Registrant
     Item 11. Executive Compensation
     Item 12. Security Ownership of Certain Beneficial Owners and Management
     Item 13. Certain Relationships and Related Transactions

Item 10. Directors and Executive Officers of the Registrant

Our Directors

     Our Board of Directors is divided into three classes. Each class serves three years, with the terms of office of the respective classes expiring in successive years. The present term of office for our Class I directors expires at our 2003 annual meeting of stockholders, the present term of office for our Class II directors expires at our 2004 annual meeting of stockholders, and the present term of our Class III directors expires at our 2005 annual meeting of stockholders. The following sets forth certain information about each of our directors.

Name of Director                    Age                     Principal Occupation                       Director Since
----------------                   -----                    --------------------                       --------------
Russell L. Carson                   59      General Partner of Welsh, Carson, Anderson & Stowe,             1992
(Class III Director)                        an investment partnership.

J. Taylor Crandall                  49      Managing Partner, Oak Hill Capital Management,                  1999
(Class I Director)                          Inc., an investment company.

James E. Dalton                     60      President, Edinburgh Associates, Inc., a consulting             1998
(Class I Director)                          firm.

Lloyd K. Everson, M.D.              59      Director, Vice Chairman of the Board of Directors               2001
(Class II Director)                         and former President of US Oncology, Inc.

Stephen E. Jones, M.D.              61      Physician, Texas Oncology, P.A., an oncology                    1999
(Class II Director)                         practice with locations throughout Texas.

Richard B. Mayor                    69      Of Counsel, Andrews & Kurth L.L.P., a law firm.                 1993
(Class II Director)

Robert A. Ortenzio                  45      President and Chief Executive Officer, Select                   1992
(Class II Director)                         Medical Corporation

Boone Powell, Jr.                   66      Retired President and Chief Executive Officer of                1999
(Class III Director)                        Baylor Health Care System.

R. Dale Ross                        56      Chairman of the Board of Directors and Chief                    1992
(Class III Director)                        Executive Officer of US Oncology.

Burton S. Schwartz, M.D.            61      Physician, Minnesota Oncology Hematology, P.A., an              1999
(Class I Director)                          oncology practice in Minneapolis, Minnesota.

Russell L. Carson is a director of Select Medical Corporation, a health care company. Mr. Carson is also a director of various privately held health care companies.

J. Taylor Crandall has been Managing Partner of Oak Hill Capital Management, Inc. since January 1999. He is currently Vice President and Chief Operating Officer of Keystone, Inc., an investment company, where he has been a Managing Partner since 1986 and was formerly Chief Financial Officer. Mr. Crandall is a director of American Skiing Company, Interstate Hotels Corporation, Meristar Hospitality Corporation and Broadwing, Inc., a telecommunications company. Mr.

Crandall also services as a director of various privately held companies. Mr. Crandall was formerly a director of Physician Reliance Network, Inc.

James E. Dalton was President and Chief Executive Officer and a director of Quorum Health Group, Inc., a health care company from 1990 until 2001, when Quorum was acquired by Triad Hospitals. Mr. Dalton now serves on the board of directors of AmSouth Bank, Select Medical Corporation and Genesis Health Ventures, Inc. He also serves on the Board of Trustees of Universal Health Realty Income Trust and American Hospital Association. Mr. Dalton is a Fellow of the American College of Healthcare Executives and is a past chairman of the Federation of American Hospitals.

Lloyd K. Everson was President of the Company from November 1993 until March 2001. He received his medical degree from Harvard Medical School and his oncology training at Memorial Sloan Kettering and at the National Cancer Institute. He is board certified in internal medicine and medical oncology. Dr. Everson has published widely in the field of oncology and is a member of numerous professional associations. He also has served as President of the Association of Community Cancer Centers and as Associate Chairman for Community Programs for the Eastern Cooperative Oncology Group. Dr. Everson resigned as President of the Company in March 2001. In addition, in March 2001, Dr. Everson was appointed as a director of the Company and Vice Chairman of the Board of Directors. Dr. Everson previously served as a director of the Company from 1993 until 1999.

Stephen E. Jones, M.D. received his medical degree from Case Western Reserve School of Medicine and post-doctoral training and education at Stanford University. Dr. Jones is a board certified medical oncologist and internist and a member of the American Society of Clinical Oncology and the American Society of Hematology. Dr. Jones' practice, Texas Oncology, P.A., is managed by the Company.

Richard B. Mayor was a partner in the Houston law firm Mayor, Day, Caldwell & Keeton, L.L.P. since its formation in February 1982 until December 1998 and of counsel to that firm until its merger with Andrews & Kurth L.L.P. in October 2001. Andrews & Kurth L.L.P. serves as outside counsel to us.

Robert A. Ortenzio has been Chief Executive Officer of Select Medical Corporation since September 1999 and was President and Chief Operating Officer of Select Medical Corporation since February 1997. He is also a director of Select Medical Corporation. Prior to that time, Mr. Ortenzio was a co-founder and president of Continental Medical Systems, Inc., a provider of comprehensive medical rehabilitation programs and services, and a director of Horizon/CMS Healthcare Corporation, and served in various capacities at Continental Medical Systems, Inc. since February 1986.

Boone Powell, Jr. was President and Chief Executive Officer of Baylor Health Care System from 1980 until 2000, and Chairman from 2000 until 2001. Mr. Powell serves as an active member of Voluntary Hospitals of America. He is a director of Abbott Laboratories, United Surgical Partners International and Comerica Bank
- Texas and is a fellow of the American College of Health Care Executives. Mr. Powell was previously a director of Physician Reliance Network, Inc.

R. Dale Ross has been Chairman of the Board of Directors and Chief Executive Officer of US Oncology since December 1992.

Burton S. Schwartz, M.D. received his medical degree from Meharry Medical College in 1968 and is a board certified medical oncologist. Dr. Schwartz's oncology group, Minnesota Oncology Hematology, P.A., has been managed by us since February 1995. He is the immediate past president of that group. Dr. Schwartz was formerly a director of Physician Reliance Network, Inc.

Our Executive Officers

The following is a list of our executive officers.

Name of Executive Officer           Age                    Positions and Offices                  Executive Officer Since
-------------------------          -----                   ---------------------                  -----------------------
R. Dale Ross                        56      Chairman of the Board of Directors and Chief                    1992
                                            Executive Officer

Joseph S. Bailes, M.D.              46      Executive Vice President for Clinical Services                  1999

Bruce D. Broussard                  40      Chief Financial Officer                                         2000

Atul Dhir, M.B.B.S., D.Phil         40      President, Cancer Information and Research                      1999

George D. Morgan,                   50      Chief Operating Officer                                         2000

Leo E. Sands                        55      Executive Vice President and Secretary                          1992

Phillip H. Watts                    37      Vice President and General Counsel                              1998

R. Dale Ross has been Chairman of the Board and Chief Executive Officer since December 1992. From December 1982 until April 1990, Mr. Ross was employed by HMSS, Inc., a home infusion therapy company. Mr. Ross founded HMSS, Inc. and served as its President and Chief Executive Officer and as a director.

Joseph S. Bailes, M.D. joined US Oncology in June 1999. Prior to that, he was Executive Vice President of Physician Reliance Network, Inc. from 1993 to 1999. Dr. Bailes was formerly a physician at Texas Oncology, P.A., our largest affiliated physician group. He is a past President of The American Society of Clinical Oncology and currently serves as a director of ILEX Oncology, Inc., a publicly-traded oncology pharmaceutical development company.

Bruce D. Broussard joined US Oncology in August 2000 with primary responsibility for financial and accounting activities, including financial reporting, treasury and taxation. Mr. Broussard was Chief Executive Officer of HarborDental, a dental development company specializing in free-standing upscale dedicated dental buildings, from December 1997 until July 2000. From January 1996 to October 1997, he was Executive Vice President and Chief Financial Officer of Regency Health Services, Inc., a national chain of nursing homes and provider of long-term health services. From 1993 to 1996, he was the Chief Financial Officer and a director of Sun Healthcare Group, a health care provider. Mr. Broussard is a Certified Public Accountant. He currently serves as a director and Audit Committee member at U.S. Physical Therapy, Inc., a publicly-traded provider of outpatient physical and occupational therapy.

Atul Dhir, M.B; B.S., D.Phil joined US Oncology in November 1999. As President of Cancer Information and Research Group, he is responsible for our clinical trial activities, cancer information services and transplant initiatives. Prior to joining US Oncology, Dr. Dhir was Vice President at Monsanto Corporation from 1996 to 1998; President of Health Strategies Partners, a company he founded that provided consulting services to hospitals and physicians from 1994 to 1996; and a health care consultant with McKinsey & Company from 1989 until 1993. Dr. Dhir holds a D. Phil. in molecular biology from Oxford University, where he was a Rhodes Scholar.

George D. Morgan joined US Oncology in October 2000 and has over twenty years experience in operational and financial management in the health care industry. At US Oncology, he is responsible for the operational management of our affiliated practices. Mr. Morgan served as Executive Vice President and Chief Financial Officer of Mariner Post-Acute Network from January 1999 until September 2000. On January 18, 2000 Mariner Post-Acute Network and substantially all of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Chapter 11, Title 11 of the United States Code. From September 1994 to January 1999, Mr. Morgan served as a senior operating and senior corporate officer with Columbia/HCA Healthcare Corporation. His positions of responsibility included Chief Financial Officer, then Chief Operating Officer of the Western Group from September 1994 through April 1996; President of the Ambulatory Surgery Division from April 1996 through June 1998; and Senior Vice President--Managed Care from July 1998 until January 1999.

Leo E. Sands joined US Oncology in November 1992. He is primarily responsible for our governmental relations and information technology activities. Mr. Sands is a member of the board of the National Patient Advocacy Foundation.

Phillip H. Watts joined US Oncology in January 1998 as its General Counsel. He has primary responsibility for overseeing our legal operations. From September 1991 until December 1997, Mr. Watts was an attorney at Mayor, Day, Caldwell & Keeton, L.L.P., a law firm in Houston, Texas, which has since merged into Andrews & Kurth L.L.P.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under U.S. securities laws, our directors, executive officers and any persons holding more than ten percent (10%) of our common stock are required to report their initial ownership of, and change in ownership of, our common stock to the Securities and Exchange Commission (SEC). Specific due dates have been established for the filing of these reports.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during 2002 and Forms 5 and amendments thereto with respect to 2002, we believe that during 2002, our officers, directors and 10% shareholders complied with requirements for reporting ownership and ownership changes in US Oncology common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

 Compensation of Executive Officers

     The following tables set forth (i) the remuneration paid by us for the three fiscal years ended December 31, 2002 to the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer, (ii) the number of shares of our common stock that are subject to options granted to such individuals during the last fiscal year and the hypothetical value thereof assuming specified annual rates of common stock price appreciation and (iii) the amount realized upon the exercise of stock options during the last fiscal year and the value at the end of the last fiscal year of all stock options held by such individuals.

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long Term
                                                                 Annual Compensation               Compensation
                                                     ------------------------------------------   --------------
                                                                                                   Securities
                                           Fiscal                                                  Underlying
Name and Principal Position                 Year       Salary            Bonus         Other         Options
---------------------------                ------    ----------        ----------    ----------   --------------
R. Dale Ross                                2002     $  701,217        $  400,680         $0         600,000
     Chairman of the Board,                 2001     $  672,150        $  184,501         $0         125,000
     Chief Executive Officer,               2000     $  618,694        $  172,939         $0       1,572,754
     and Director

Joseph S. Bailes, M.D.                      2002     $  330,762        $  127,575         $0         300,000
     Executive Vice President               2001     $  318,943        $   61,626         $0          75,000
                                            2000     $  308,126        $   34,891         $0          50,000

Bruce D. Broussard                          2002     $  346,512        $  132,000         $0         365,000
     Chief Financial Officer                2001     $  335,046        $   49,154         $0         100,000
                                            2000     $  123,921        $        0    $86,581(1)      200,000

George D. Morgan                            2002     $  353,347        $ 127,000          $0         365,000
     Chief Operating Officer                2001     $  317,505        $       0          $0         100,000
                                            2000     $   62,501        $ 100,000     $82,758(1)      200,000

  Leo E. Sands                              2002     $  390,247        $ 140,700         $0          365,000
     Executive Vice President               2001     $  343,913        $  67,625         $0          100,000
     and Secretary                          2000     $  344,941        $  49,640         $0           50,000

------------------------
(1) Relocation expenses

                OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2002

                          Individual Grants
                     -------------------------
                                    % of Total                                                         Potential Value
                       Number of      Options                                                      at Assumed Annual Rates
                      Securities    Granted to                                                    Stock Price Appreciation
                      Underlying     Employees     Exercise      Market Value                          for Option Term
                       Options      in Fiscal      Price Per       Per Share     Expiration     ---------------------------
                       Granted         Year          Share       On Grant Date      Date              5%           10%
                     -----------    ----------     ---------     -------------   ----------     ------------    -----------
R. Dale Ross            600,000        13.9%          $6.99          $6.99      July 26, 2012     $2,637,584    $6,684,156

Joseph S. Bailes, M.D.  300,000        7.0%           $6.99          $6.99      July 26, 2012     $1,318,792    $3,342,078

Bruce D. Broussard      365,000        8.5%           $6.99          $6.99      July 26, 2012     $1,604,530    $4,066,195

George D. Morgan        365,000        8.5%           $6.99          $6.99      July 26, 2012     $1,604,530    $4,066,195

Leo E. Sands            365,000        8.5%           $6.99          $6.99      July 26, 2012     $1,604,530    $4,066,195

         2002 OPTION EXERCISES AND DECEMBER 31, 2002 OPTION VALUE TABLE

                                                                 Number of Securities
                                                                Underlying Unexercised      Value of Unexercised In-the-Money
                                                              Options at Fiscal Year End      Options at Fiscal Year End(1)
                            Shares Acquired       Value      ----------------------------   ---------------------------------
                              On Exercise       Realized     Exercisable    Unexercisable     Exercisable      Unexercisable
                            ----------------   ---------     -----------    -------------   ---------------  ----------------
R. Dale Ross                       0           $   0          2,397,754        900,000         $7,129,749       $1,455,880

Joseph S. Bailes, M.D.             0           $   0            607,007        463,333         $1,093,935       $  799,565

Bruce D. Broussard                 0           $   0            106,667        558,333         $  386,835       $1,236,865

George D. Morgan                   0           $   0            106,667        558,333         $  354,835       $1,188,865

Leo E. Sands                       0           $   0            460,667        558,333         $  725,495       $  944,205

(1) Based upon a closing price of the Company's common stock on December 31, 2002, as reported by The Nasdaq Stock Market, of $8.67 per share.

Director Compensation

     During 2002, each non-employee member of the Board was paid $6,000 per quarter and $1,500 for each board meeting attended and was reimbursed for his reasonable expenses in connection with attending board and committee meetings. During 2002, each Audit Committee member received $1,500 for each Audit Committee meeting he attended. Non-employee directors are also eligible to participate in US Oncology's 1993 Non-Employee Director Stock Option Plan. Under that plan, in 2002 each director other than R. Dale Ross and Lloyd K. Everson, M.D. was automatically granted an option to purchase 5,000 shares of US Oncology common stock. In addition, each director other than Mr. Ross and Dr. Everson was automatically granted an option to purchase 1,000 shares of US Oncology common stock for each committee on which such director served.

401(k) Plan

     Effective January 1, 1994, US Oncology adopted a 401(k) plan (the "401(k) Plan") covering substantially all employees who have completed at least 1,000 hours of service. We administer the 401(k) Plan. The plan permits covered employees to contribute up to 15% of their annual compensation up to the maximum legally allowable contribution per year, as adjusted for inflation, through salary reduction on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code, as amended. We may make contributions to the 401(k) Plan but are not required to do so. During 2001, we elected to match 50% of employee contributions in cash, up to a maximum of 3% of an employee's salary and subject to salary ceiling rules imposed by the Internal Revenue Service.

Limitation of Liability; Indemnification of Officers and Directors

     Our certificate of incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) in respect of unlawful dividend payments or stock redemptions or repurchases as provided in Section 174 of the Delaware General Corporation Law (the law of the Company's state of incorporation) or (iv) for any transaction from which the director derived an improper personal benefit. The effect of these provisions is to eliminate our rights and the rights of our stockholders (through stockholders' derivative suits on behalf of US Oncology) to recover monetary damages against a director for breach of fiduciary duty as a director (including breaches resulting from grossly negligent behavior), except in the situations described above. The Securities and Exchange Commission has taken the position that the provision will have no effect on claims arising under federal securities laws.

     Our bylaws provide that we will indemnify our directors and officers to the fullest extent permissible under Delaware law. These indemnification provisions require us to indemnify such persons against certain liabilities and expenses to which they may become subject by reason of their service as a director or officer of US Oncology or any of its affiliated enterprises. The provisions also set forth certain procedures, including the advancement of expenses, that apply in the event of a claim for indemnification. The Company maintains director and officer liability insurance.

Employment Contracts and Change in Control Agreements

     We have entered into employment agreements with each of the executive officers named in the summary compensation table above. Generally, the employment agreements have three-year terms, establish the executive's base salary and contain a noncompetition agreement for a period of one year following termination. We can terminate each employment agreement at any time for "cause," as defined in the employment agreement. The employee can terminate upon 30 days written notice. Each agreement can also be terminated if the employee is disabled or unable to perform his assigned duties for a continuous period of six months. In the event we terminate the employee without cause or the employee terminates for cause, we will continue to pay the employee a salary for a period of the greater of the remaining term of employment or one year following such termination. Upon a "change in control" the term of employment would be extended for an additional three years from the date of the change in control. The employee may terminate without cause, between three and six months after a "change in control", and receive one year's severance. A "change of control" occurs for purposes of the employment agreements if (i) the transfer of beneficial ownership of a majority of the outstanding US Oncology shares to any person, entity, or group (as defined in Section 13(d)(3)of the Securities Exchange Act of 1934, as amended); (ii) our stockholders prior to any merger, consolidation or other transaction do not continue to own at least fifty percent (50%) of the surviving entity following such merger, consolidation or other transaction; (iii) we sell all or substantially all of our assets to another entity that is not our subsidiary; (iv) we are materially or completely liquidated; or (v) during any consecutive two-year period, individuals who constituted our Board of Directors (together with any new directors whose election by the Board of Directors or whose nomination for election by our stockholders was approved by a vote of at least three quarters of the directors still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors then in office. A "change of control" shall not be deemed to have occurred in the event of a tender offer, leveraged buyout, leveraged recapitalization or similar transaction in which the then Chief Executive Officer participates directly or indirectly as an investor or participant in such transaction.

Severance Arrangement

     Effective March 2001, Dr. Lloyd Everson resigned his position as our President. In connection with the resignation, Dr. Everson became a part-time employee and will continue to provide leadership over physician communications and public policy initiatives. He was also appointed as a director and as Vice Chairman of the Board of Directors. In connection with the resignation, we agreed to pay Dr. Everson the severance benefits available under his employment agreement in effect at the time of resignation, which entitled him to continue to receive his base salary in effect on his date of resignation through January 1, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table shows how much US Oncology common stock is owned as of April 25, 2003 by each director, each executive officer named in the Summary Compensation Table, all directors and executive officers as a group, and each holder of 5% or more of US Oncology's common stock.



                                                    Number of Shares Owned
                                                  (including shares that may   Number of Shares that May be  Percentage of
                                                   be acquired within 60 days    Acquired Within 60 Days       Outstanding
                    Name                           through option exercises)     Through Option Exercises     Common Stock
                    ----                          ----------------------------  ------------------------    ---------------
R. Dale Ross                                             2,637,754                  2,637,754                      2.8%
Lloyd K. Everson, M.D.                                   1,027,833                    964,531                      1.1%
Bruce D. Broussard                                         189,667                    189,667                         *
Joseph S. Bailes, M.D.                                     787,000                    722,007(1)                      *
George D. Morgan                                           189,667                    189,667                         *
Leo E. Sands                                               603,667                    603,667                         *
Russell L. Carson                                       13,068,877(2)                  50,000                     14.5%
J. Taylor Crandall                                       3,750,288(3)                  65,938                      4.2%
James E. Dalton, Jr.                                        47,848                     47,000                         *
Stephen E. Jones, M.D.                                      42,577                     39,000                         *
Richard B. Mayor                                           176,454                     43,000                         *
Robert A. Ortenzio                                          78,203                     45,000                         *
Boone Powell, Jr.                                          124,729                     71,930                         *
Burton S. Schwartz, M.D.                                    53,719                     30,000                         *
All directors and executive officers
   as a group (16 persons)                              23,277,617(2)(3)            6,198,495(1)                  24.1%
Welsh, Carson, Anderson & Stowe IX, L.P.                12,447,744                          0                     13.8%
   320 Park Avenue, Suite 2500
   New York, NY  10022
Dimensional Fund Advisors                                6,001,561                          0                      6.6%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA  90491

------------------
*    Less than one percent
1    Includes 10,000 options granted by Texas Oncology, P.A. to Dr. Bailes.
2 Includes 18,000 shares held by family trusts. Mr. Carson disclaims beneficial ownership of such shares. Includes 12,447,744 shares held by Welsh, Carson, Anderson & Stowe IX and WCAS Management Corp.
3 All shares (other than options) are beneficially owned by FW Physicians Investors, L.P., an investment limited partnership ("FW Physicians"). Mr. Crandall serves as President of Group 31, Inc., the general partner of FW Physicians.

Securities authorized for issuance under equity compensation plans

     The following table sets forth, as of December 31, 2002, (i) the number of our shares of common stock that are issuable under options granted pursuant to our various equity compensation plans, (ii) the weighted average exercise price of those options and (iii) the number of shares of our common stock that remain available for grants under those plans.

                                                                                                                 (c)
                                                                                                         Number of Securities
                                                                                                          Remaining Available
                                                                   (a)                     (b)            for Future Issuance
                                                           Number of Securities     Weighted-Average         under Equity
                                                            to be Issued Upon      Exercise Price of      Compensation Plans
                                                               Exercise of             Outstanding      (excluding securities
                                                           Outstanding Options,    Options, Warrants         reflected in
                     Plan Category                         Warrants and Rights         and Rights             column (a))
                 ----------------------                    --------------------   -------------------   ----------------------
Equity Compensation Plans approved by security
holders:
      .  2002 Key Executive Performance Stock Option             3,850,000               $ 7.01                      1,150,000
         Plan
      .  1993 Key Employee Stock Option Plan                     8,501,942               $ 7.55                      1,098,509
      .  1993 Affiliate Stock Option Plan                        1,743,450               $ 8.76                      1,095,600
      .  1993 Non-Employee Director Stock Option Plan              350,000               $ 8.63                        186,000
      .  1993 Everson Stock Option Plan                            220,092               $ 4.77                              0
      .  Physician Reliance Network Stock Option Plan
         for outside directors                                      64,868               $11.79                              0
      .  Physician Reliance Network Stock Option Plan              533,285               $10.88                              0
Equity Compensation Plan not approved by security
holders:
      .  2000 Chief Executive Officer Stock Option Plan          1,000,000               $ 4.96                              0
                                                                ----------                                           ---------
                                     Total                      16,263,637               $ 7.50                      3,530,109
                                                                ==========                                           =========

     The 2000 Chief Executive Officer Stock Option Plan provided for a one-time grant of an option to purchase 1,000,000 shares of our common stock issued to our chief executive officer, R. Dale Ross. The option was granted on December 14, 2000. The options vested in their entirety six months after the grant date and remain exercisable until the tenth anniversary of the grant date. The 2000 Chief Executive Officer Stock Option Plan was approved by our board of directors, but was not submitted for stockholder approval.

Item 13. Certain Relationships and Related Transactions

     We do not believe that any of the transactions described below were made on terms less favorable to us than those that would have been available from unaffiliated parties. We do not anticipate entering into transactions with affiliated parties in the future on terms less favorable than those that would be available from unaffiliated parties.

     Dr. Rogoff, a former director of US Oncology, is a practicing physician with Arizona Oncology Associates, P.C., a physician group managed by us since January 1995. During 2002, Arizona Oncology Associates, P.C. paid us management fees of $5.5 million, excluding reimbursement for direct expenses of that physician group. Dr. Rogoff resigned from the Board in February 2002.

     Dr. Jones, who is one of our directors, and Dr. Bailes, who is our Executive Vice President, are employed by Texas Oncology, P.A. We and Texas Oncology, P.A. are parties to a service agreement pursuant to which we provide Texas Oncology, P.A. with comprehensive management and development services. During 2002, Texas Oncology, P.A. paid us aggregate fees of approximately $389 million pursuant to the service agreement. That fee amount is equal to 33.5% of the earnings before interest and taxes of Texas Oncology, P.A., subject to certain adjustments, plus direct expenses of Texas Oncology, P.A. Texas Oncology, P.A. beneficially owns approximately 1.5% of our outstanding common stock. At December 31, 2002, Texas Oncology, P.A. was indebted to us in the aggregate amount of approximately $6.3 million. This indebtedness was incurred when we advanced working capital to Texas Oncology, P.A. for various uses, including the development of new markets and physician salaries and bonuses. This indebtedness bears interest at a rate negotiated by us and Texas Oncology, P.A. that approximates the published prime lending rate (4.25% at December 31, 2002).

     Mr. Powell, one of our directors, is the former Chairman of Baylor Health Care System, of which Baylor University Medical Center ("BUMC") is a part. We lease facilities from affiliates of BUMC. Additionally, affiliates of BUMC provide us various services, including telecommunications and maintenance services. In 2002, payments by us to BUMC totaled an aggregate of approximately $3.0 million for these services. In addition, during the second quarter of 2002, we terminated a service agreement as it related to certain radiology sites and sold the related assets to BUMC, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for BUMC delivering to us 1.1 million shares of our common stock. In connection with that sale, we also made a cash payment to BUMC of $0.6 million to reflect purchase price adjustments during the third quarter. The transaction resulted in a $3.9 million gain to us, based upon the market price of our common stock as of the date of the transaction.

     Dr. Schwartz, one of our directors, is president and medical director of Minnesota Oncology Hematology, P.A. ("Minnesota Oncology"). We and Minnesota Oncology entered into a service agreement effective July 1, 1996. During 2002, Minnesota Oncology paid us an aggregate of approximately $5.7 million, excluding reimbursement for direct expenses of Minnesota Oncology, pursuant to its service agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized 29th day of April, 2003.

                                       US ONCOLOGY, INC.

                                       By: /s/ Bruce D. Broussard
                                           -------------------------------------
                                           Bruce D. Broussard
                                           Chief Financial Officer and Treasurer

                                  CERTIFICATION

I, R. Dale Ross, Chief Executive Officer of US Oncology, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of US Oncology, Inc.;

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

Date: April 29, 2003

                                 /s/ R. Dale Ross
                                 -----------------------------------------------
                                 R. Dale Ross
                                 Chief Executive Officer of US Oncology, Inc.

                                  CERTIFICATION

I, Bruce D. Broussard, Chief Financial Officer of US Oncology, Inc., certify that:


         1. I have reviewed this Annual Report on Form 10-K/A (Amendment No.1) of US Oncology, Inc.;

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

Date: April 29, 2003

                                 /s/ Bruce D. Broussard
                                 -----------------------------------------------
                                 Bruce D. Broussard
                                 Chief Financial Officer of US Oncology, Inc.