Form 10-Q
period 2003-03-31
US ONCOLOGY INC
filed 2003-05-15
CIK 943061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.
Yes [X] No [ ]

     As of May 9, 2003, 90,486,607 shares of the Registrant's Common Stock were outstanding. In addition, as of May 9, 2003, the Registrant had agreed to deliver 2,976,361 shares of its Common Stock on certain future dates for no additional consideration.

                                US ONCOLOGY, INC.
                                    FORM 10-Q
                                 MARCH 31, 2003

                                TABLE OF CONTENTS                       PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements.............          3

             Condensed Consolidated Balance Sheet ...................          3

             Condensed Consolidated Statement of Operations and
                Comprehensive Income ................................          4

             Condensed Consolidated Statement of Cash Flows .........          5

             Notes to Condensed Consolidated Financial Statements ...          6

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................         14

   Item 3.   Quantitative and Qualitative Disclosures about Market
                Risks ...............................................         28

   Item 4.   Controls and Procedures ................................         28

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings ......................................         29

   Item 6.   Exhibits and Reports on Form 8-K .......................         30

SIGNATURES ..........................................................         31

CERTIFICATIONS ......................................................         32

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                US ONCOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (in thousands, except par value)

                                                                            March 31, 2003   December 31, 2002
                                                                            --------------   -----------------
                                                                              (unaudited)
                                    ASSETS
Current assets:
   Cash and equivalents .................................................     $   74,884         $  105,564
   Accounts receivable ..................................................        298,321            281,560
   Other receivables ....................................................         29,013             42,363
   Prepaid expenses and other current assets ............................         29,075             20,134
   Inventories ..........................................................         32,016             31,371
   Due from affiliates ..................................................         45,478             47,583
                                                                              ----------         ----------
      Total current assets ..............................................        508,787            528,575
Property and equipment, net .............................................        329,679            327,558
Service agreements, net .................................................        249,451            252,720
Due from affiliates, long term ..........................................          1,420              7,708
Deferred income taxes ...................................................         41,492             43,214
Other assets ............................................................         24,634             25,166
                                                                              ----------         ----------
                                                                              $1,155,463         $1,184,941
                                                                              ==========         ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term indebtedness .........................     $   13,394         $   15,363
   Accounts payable .....................................................        134,006            193,544
   Due to affiliates ....................................................         51,812             32,877
   Accrued compensation cost ............................................         20,248             25,417
   Income taxes payable .................................................         28,611             20,441
   Other accrued liabilities ............................................         40,390             36,379
                                                                              ----------         ----------
      Total current liabilities .........................................        288,461            324,021
Long-term indebtedness ..................................................        264,475            272,042
                                                                              ----------         ----------
      Total liabilities .................................................        552,936            596,063
Minority interest .......................................................         10,378             10,338

Stockholders' equity:
Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding ..........................................................
Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding ................................
Common Stock, $.01 par value, 250,000 shares authorized, 95,301 and
   95,301 issued, 90,245 and 89,553 outstanding .........................            953                953
Additional paid in capital ..............................................        478,064            479,073
Common Stock to be issued, approximately 3,209 and 3,695 shares .........         25,903             33,644
Treasury Stock, 5,056 and 5,748 shares ..................................        (43,193)           (49,302)
Retained earnings .......................................................        130,422            114,172
                                                                              ----------         ----------
      Total stockholders' equity ........................................        592,149            578,540
                                                                              ----------         ----------
                                                                              $1,155,463         $1,184,941
                                                                              ==========         ==========

         The accompanying notes are an integral part of this statement.

                                US ONCOLOGY, INC.
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                             2003       2002
                                                           --------   --------
Revenue ...........................................        $447,210   $391,285
Operating expenses:
   Pharmaceuticals and supplies ...................         246,628    197,595
   Field compensation and benefits ................          87,893     86,101
   Other field costs ..............................          46,958     47,859
   General and administrative .....................          15,576     13,562
   Depreciation and amortization ..................          18,813     17,871
   Restructuring charges ..........................              --        705
                                                           --------   --------
                                                            415,868    363,693
                                                           --------   --------
Income from operations ............................          31,342     27,592
Other income (expense):
   Interest expense, net ..........................          (5,132)    (5,442)
   Loss on early extinguishment of debt ...........              --    (13,633)
                                                           --------   --------
Income before income taxes ........................          26,210      8,517
Income tax provision ..............................          (9,960)    (3,236)
                                                           --------   --------
Net income and comprehensive income ...............        $ 16,250   $  5,281
                                                           ========   ========

Net income per share - basic ......................        $   0.17   $   0.05
                                                           ========   ========

Shares used in per share calculations - basic .....          92,972     99,848
                                                           ========   ========

Earnings per share - diluted ......................        $   0.17   $   0.05
                                                           ========   ========

Shares used in per share calculations- diluted ....          94,632    100,305
                                                           ========   ========

         The accompanying notes are an integral part of this statement.

                                US ONCOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                         2003        2002
                                                                       --------   ---------
Cash flows from operating activities:
      Net income ...............................................       $ 16,250   $   5,281
Non cash adjustments:
   Depreciation and amortization ...............................         18,813      17,871
   Loss on early extinguishment of debt, net of income taxes ...             --       8,452
   Deferred income taxes .......................................          1,722       2,788
   Undistributed earnings in joint ventures ....................             49         459
   Changes in operating assets and liabilities: ................        (37,957)    (54,917)
                                                                       --------   ---------
      Net cash used by operating activities ....................         (1,123)    (20,066)
                                                                       --------   ---------
Cash flows from investing activities:
   Acquisition of property and equipment .......................        (16,878)    (14,713)
                                                                       --------   ---------
      Net cash used by investing activities ....................        (16,878)    (14,713)
                                                                       --------   ---------
Cash flows from financing activities:
   Proceeds from Credit Facility ...............................             --      24,500
   Repayment of Credit Facility ................................             --     (24,500)
   Proceeds from Senior Subordinated Notes .....................             --     175,000
   Repayment of other Senior Secured Notes .....................             --    (100,000)
   Repayment of other indebtedness .............................         (9,536)     (9,010)
   Deferred financing costs ....................................             --      (7,449)
   Proceeds from exercise of options ...........................            339         678
   Purchase of Treasury Stock ..................................         (3,482)         --
   Payment of premium upon early extinguishment of debt ........             --     (11,731)
                                                                       --------   ---------
      Net cash (used) provided by financing activities .........        (12,679)     47,488
                                                                       --------   ---------
Increase (decrease) in cash and equivalents ....................        (30,680)     12,709
Cash and equivalents:
   Beginning of period .........................................        105,564      20,017
                                                                       --------   ---------
   End of period ...............................................       $ 74,884   $  32,726
                                                                       ========   =========

Interest paid ..................................................       $  9,708   $   3,657
Taxes paid .....................................................       $     --   $   1,920

Non cash transactions:
   Delivery of Common Stock in affiliation transactions ........       $  5,376   $   5,717

          The accompanying notes are an integral part of this statement

                                US Oncology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in US Oncology, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003.

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

Net operating revenue includes three components - net patient revenue, service line revenue and the Company's other revenue.

     . Net patient revenue. The Company reports net patient revenue for those business lines under which the Company's revenue is derived from payments for medical services to patients and the Company is responsible for billing those patients. Currently, net patient revenue consists of patient revenue of affiliated practices under the PPM model. Net patient revenue also will include revenues of practices that enter into service line agreements for cancer center services service line.

     . Service line revenue. Revenues from pharmaceutical services rendered by the Company under its oncology pharmaceutical management service line agreements.

     . Other revenue. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization.

Net patient revenue is recorded when services are rendered to patients based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

Service line revenue is recorded when services are rendered to practices based on established or negotiated charges.

Under the Company's PPM service agreements, amounts retained by the affiliated physician groups for physician compensation are primarily derived under two models. Under the first model (the net revenue model), amounts retained by physician groups are based upon a specified amount (typically 23% of net revenue) and, if certain

                                US Oncology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

financial criteria are satisfied, an incremental performance-based amount. Under the second model (the earnings model), amounts retained by practices are based upon a percentage (typically 65% - 75%) of the difference between net patient revenues less direct expenses, excluding interest expense and taxes. In certain states the Company's fee is a fixed fee.

The Company's revenue is equal to net operating revenue minus amounts retained by the practices under the Company's PPM service agreements.

The following presents the amounts included in the determination of the Company's revenue (in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2003        2002
                                                        ---------   ---------
Net operating revenue ...........................       $ 574,128   $ 500,882
   Amounts retained by practices ................        (126,918)   (109,597)
                                                        ---------   ---------
Revenue .........................................       $ 447,210   $ 391,285
                                                        =========   =========

The Company's most significant service agreement, which is the only service agreement that represents more than 10% of revenues to the Company, is with Texas Oncology, P.A. (TOPA), which is managed under the earnings model. TOPA accounted for approximately 25% and 24%, respectively, of the Company's total revenue for the first quarter of 2003 and 2002.

NOTE 3 - Stock-Based Compensation

At December 31, 2002, the Company has eight stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations. Stock based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying Common Stock on the date of the grant are insignificant for the three months ended March 31, 2003 and 2002.

The Company also provides a benefit plan to non-employee affiliates which is accounted for using fair value based accounting with compensation expense being recognized over the respective vesting period. The Company recognized $0.4 million and $0.6 million in compensation cost during the three months ended March 31, 2003 and 2002, respectively.

                                US Oncology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                       2003     2002
                                                                     -------   ------
Net income, as reported ....................................         $16,250   $5,281

Total stock-based employee compensation expense included in
   reported net income, net of related tax effects .........             266      352

Less: total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related income taxes .............................          (1,724)  (1,663)
                                                                     -------   ------
Pro forma net income .......................................         $14,792   $3,970
                                                                     =======   ======
Earnings per share:
Basic, as reported .........................................         $  0.17   $ 0.05
                                                                     =======   ======
Basic, pro forma ...........................................         $  0.16   $ 0.04
                                                                     =======   ======
Diluted, as reported .......................................         $  0.17   $ 0.05
                                                                     =======   ======
Diluted, pro forma .........................................         $  0.16   $ 0.04
                                                                     =======   ======

NOTE 4 - Restructuring Charges

During the first quarter of 2002, the Company recognized charges of $0.7 million consisting of: (i) $0.3 million in costs related to personnel reductions, and
(ii) $0.4 million in consulting fees related to the Company's conversion to the service line model. There were no such charges recorded during the first quarter of 2003.

NOTE 5 - Reclassification of Extraordinary Loss to Other Income (Expense)

During the first quarter of 2002, the Company recorded an extraordinary loss of $13.6 million, before income taxes of $5.3 million, in connection with the early extinguishment of the $100 million Senior Secured Notes due 2006 and the previously existing credit facility. The loss consists of a payment of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement related to the rescission of FASB Statement No.4, were effective for the Company beginning on January 1, 2003. In accordance with the transition provisions, the first quarter 2002 extraordinary item has been reclassified in the statement of operations to interest expense, net beginning in the quarter ended March 31, 2003.

                                US Oncology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

NOTE 6 - Indebtedness

As of March 31, 2003 and December 31, 2002, respectively, the Company's long-term indebtedness consisted of the following (in thousands):

                                              March 31, 2003   December 31, 2002
                                              --------------   -----------------

Credit facility ...........................      $     --           $     --
9.625% Senior Subordinated Notes due
   2012 ...................................       175,000            175,000
Synthetic lease facility ..................        70,312             72,018
Notes Payable .............................            --                818
Subordinated Notes ........................        32,065             38,869
Capital lease obligations and other .......           492                700
                                                 --------           --------
                                                  277,869            287,405
Less: current maturities ..................       (13,394)           (15,363)
                                                 --------           --------
                                                 $264,475           $272,042
                                                 ========           ========

Credit Facility

From June 1999 until February 2002, the Company utilized a $175 million syndicated revolving credit facility for working capital and other corporate purposes expiring in June 2004.

On February 1, 2002, the Company terminated its $175 million revolving facility and entered into a new $100 million five-year revolving credit facility (Credit Facility), which expires in February 2007. Proceeds from loans under the Credit Facility may be used to finance development of cancer centers and new Positron Emission Tomography (PET) facilities, to provide working capital or for other general business uses. Costs incurred in connection with the extinguishment of the Company's previous credit facility were expensed during the first quarter of 2002 and recorded as other expense in the Company's condensed consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the Credit Facility are being capitalized and amortized over the term of the Credit Facility.

Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. At the Company's option, funds may be borrowed at the base interest rate or the London Interbank Offered Rate (LIBOR), plus an amount determined under a defined formula. The base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. No amounts were borrowed or outstanding under the Credit Facility during 2002 and the first quarter of 2003.

Senior Subordinated Notes

On February 1, 2002, the Company issued $175 million in 9.625% senior subordinated notes (Senior Subordinated Notes) to various institutional investors in a private offering pursuant to Rule 144A. The notes were subsequently exchanged for substantially identical notes in an offering registered under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under the Senior Subordinated Notes are subordinated, in substantially all respects, to the Company's Credit Facility and other "Senior Indebtedness," as defined in the indenture governing the Senior Subordinated Notes.

Proceeds from the Senior Subordinated Notes were used to pay off the $100 million in borrowings under the existing Senior Secured Notes, an $11.7 million prepayment penalty on the early termination of the Senior Secured Notes and facility fees and related expenses associated with establishing the Senior Subordinated Notes and Credit Facility of $4.8 million and $2.7 million, respectively. Costs incurred in connection with extinguishment of the Company's previous Senior Secured Notes, including the prepayment penalty were expensed in the first quarter of 2002 and reflected as other expenses in the Company's condensed consolidated statement of operations and

                                US Oncology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

comprehensive income. Costs incurred in connection with establishing the Senior Subordinated Notes, including facility fees, were capitalized, and are being amortized over the term of those notes.

Leasing Facility

The Company entered into a leasing facility in December 1997, under which a special purpose entity has constructed and owns certain of the Company's cancer centers and leases them to the Company. The facility was funded by a syndicate of financial institutions and is collateralized by the property to which it relates and matures in June 2004.

As of March 31, 2003, the Company had $70.3 million outstanding under the leasing facility, and no further amounts are available under that facility. The annual lease cost of the lease is approximately $3.2 million, based on interest rates in effect as of March 31, 2003. At March 31, 2003, the lessor under the leasing facility held real estate assets (based on original acquisition and construction costs) of approximately $55.5 million and equipment of approximately $16.8 million (based on original acquisition cost) at seventeen locations.

The lease is renewable in one-year increments, but only with the consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is earlier terminated for various reasons, the Company must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. Effective December 31, 2002, the Company increased its residual value guarantee from 85% to 100% of the amounts advanced under the lease, and as a result of this guarantee the Company reflects amounts advanced under the leasing facility of $70.2 million as a long-term indebtedness on its balance sheet. The Company increased its guaranty to provide greater ability to sell, move or transfer the assets in the lease. In January 2003, the Company sold two properties under the lease in connection with practice disaffiliations.

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

Notes payable

The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and were paid off at maturity in the first quarter of 2003. The notes were payable to physicians with whom the Company entered into long-term service agreements and related to affiliation transactions. The notes payable were unsecured.

Subordinated notes

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at March 31, 2003 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement

Capital lease obligations and other indebtedness

Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in affiliation transactions.

NOTE 7 - Capitalization

In November 2002, the Board of Directors of the Company authorized the repurchase of up to $50 million in shares of Common Stock in public or private transactions. During the first quarter of 2003, the Company purchased 399,000 shares of Common Stock at an average price of $8.72 per share. Cumulatively through March 31, 2003, the

                                US Oncology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

Company has purchased 1,283,000 shares of Common Stock an average price of $8.76 per share under this authorization.

The table below sets forth the Company's Treasury Stock activity for the three months ended March 31, 2003 (in thousands):

                                                                         Shares
                                                                         ------

Treasury Stock shares as of January 1, 2003...........................    5,748
Treasury Stock purchases..............................................      399
Treasury Stock issued in connection with affiliation
   transactions and exercise of employee stock options................   (1,091)
                                                                         ------
Treasury Stock shares as of March 31, 2003............................    5,056
                                                                         ======

NOTE 8 - Earnings Per Share

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

The table below summarizes the determination of shares used in per share calculations (in thousands):

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                            2003      2002
                                                                           ------   -------
Outstanding at end of period:
   Common Stock ..................................................         90,245    94,982
   Common Stock to be issued .....................................          3,209     6,344
                                                                           ------   -------
                                                                           93,454   101,326
   Effect of weighting and Treasury Stock ........................           (482)   (1,478)
                                                                           ------   -------
Shares used in per share calculations-basic ......................         92,972    99,848
Effect of weighting and assumed share equivalents for outstanding
   stock options at less than the weighted average stock price ...          1,660       457
                                                                           ------   -------
Shares used in per share calculations-diluted ....................         94,632   100,305
                                                                           ======   =======

Anti-dilutive stock options not included above ...................          5,837     5,521
                                                                           ======   =======

NOTE 9 - Segment Financial Information

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

                                US Oncology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

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

The financial results of the Company's segments are presented on the accrual basis. For the first quarter of 2003, 97.4% of the Company's oncology pharmaceutical services revenue and cancer center services revenue was derived from the PPM model with the remainder derived under service line model agreements providing oncology pharmaceutical services. To determine results of the oncology pharmaceutical services segment with respect to practices managed under the Company's PPM model, management has assumed that the pharmaceuticals purchased and pharmacy management services under this segment are provided at rates consistent with the rates at which the Company is currently offering those services outside of the PPM model. Therefore, the financial results of that segment include inter-segment revenues while other practice management services reflects PPM results after the effect of removing the oncology pharmaceutical services results and cancer center services results (which are actual results of that service line within the PPM model) disclosed below. As such, the combined operating results of the oncology pharmaceutical services segment and other practice management segments for the quarters ended March 31, 2003 and 2002 represent the operating results under the Company's PPM activities relative to the management of the non-medical aspects of affiliated medical oncology practices plus the results under oncology pharmaceutical services for practices under service line model agreements.

Asset information by reportable segment is not reported since the Company does not produce such information internally.

The table below presents information about reported segments for the quarter ended March 31, 2003:

                                                  Oncology      Other Practice
                                               Pharmaceutical     Management     Cancer Center
                                                  Services         Services         Services       Other      Total
                                               --------------   --------------   -------------   --------   ---------
Net operating revenue ......................      $ 262,788        $ 217,880        $ 79,292     $ 14,168   $ 574,128
Amounts retained by affiliated practices ...           (254)        (100,590)        (24,987)      (1,087)   (126,918)
                                                  ---------        ---------        --------     --------   ---------
Revenue ....................................        262,534          117,290          54,305       13,081     447,210
Operating expenses .........................       (236,793)         (95,935)        (42,782)     (40,358)   (415,868)
                                                  ---------        ---------        --------     --------   ---------
Income (loss) from operations ..............      $  25,741        $  21,355        $ 11,523     $(27,277)  $  31,342
                                                  =========        =========        ========     ========   =========

The table below presents information about reported segments for the quarter ended March 31, 2002:

                                                  Oncology      Other Practice
                                               Pharmaceutical     Management     Cancer Center
                                                  Services         Services         Services       Other      Total
                                               --------------   --------------   -------------   --------   ---------
Net operating revenue ......................      $ 205,632         $201,234        $ 77,735     $ 16,281   $ 500,882
Amounts retained by affiliated practices ...            621          (84,303)        (24,677)      (1,238)   (109,597)
                                                  ---------         --------        --------     --------   ---------
Revenue ....................................        206,253          116,931          53,058       15,043     391,285
Operating expenses .........................       (188,170)         (93,511)        (42,272)     (53,373)   (377,326)
                                                  ---------         --------        --------     --------   ---------
Income (loss) from operations ..............      $  18,083         $ 23,420        $ 10,786     $(38,330)  $  13,959
                                                  =========         ========        ========     ========   =========

                                US Oncology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

The Company evaluates the performance of its segments based on, among other things, earnings before interest, taxes, depreciation, amortization and loss on early extinguishment of debt (EBITDA).

The following is a reconciliation of consolidated income (loss) from operations to EBITDA for the quarter ended March 31, 2003:

                                                 Oncology      Other Practice
                                              Pharmaceutical     Management     Cancer Center
                                                 Services         Services         Services       Other     Total
                                              --------------   --------------   -------------   --------   -------
Income from operations ....................       $25,741          $21,355         $11,523      $(27,277)  $31,342
Depreciation and amortization .............            20               --           5,836        12,957    18,813
                                                  -------          -------         -------      --------   -------
EBITDA ....................................       $25,761          $21,355         $17,359      $(14,320)  $50,155
                                                  =======          =======         =======      ========   =======

The following is a reconciliation of consolidated income (loss) from operations to EBITDA for the quarter ended March 31, 2002:

                                                 Oncology      Other Practice
                                              Pharmaceutical     Management     Cancer Center
                                                 Services         Services         Services       Other     Total
                                              --------------   --------------   -------------   --------   -------
Income (loss) from operations .............       $18,083          $23,420         $10,786      $(38,330)  $13,959
Loss on early extinguishment of debt ......            --               --              --        13,633    13,633
Depreciation and amortization .............           191               --           5,197        12,483    17,871
                                                  -------          -------         -------      --------   -------
EBITDA ....................................       $18,274          $23,420         $15,983      $(12,214)  $45,463
                                                  =======          =======         =======      ========   =======

NOTE 10 - Commitments and Contingencies

As disclosed in Part II, Item 1, under the heading "Legal Proceedings," the Company is aware that it and certain of its subsidiaries and affiliated practices have in the past been subject of in qui tam lawsuits filed under seal alleging healthcare law violations. Although the suits of which the Company is aware have been dismissed, because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

NOTE 11 - Recent Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (FAS 145). FAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt". By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should no longer be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. FAS 145 is effective for all fiscal years beginning after May 15, 2002, including all prior year presentations. Upon adoption of FAS 145 in January 2003, the Company reclassified the $13.6 million extraordinary loss on early extinguishment of debt in the first quarter of 2002 as a separate component of other income (expense) in its condensed consolidated statement of operations.

In March 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" (FAS 149). This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement is effective for all contracts created or modified after the date the Statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS 149 to have a material impact on its financial conditions or results of operations.

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

General

We provide comprehensive services to our network of affiliated practices, made up of more than 875 affiliated physicians in over 440 sites, with the mission of expanding access to and improving the quality of cancer care in local communities and advancing the delivery of care. The services we offer include:

     . Oncology Pharmaceutical Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. We are responsible for purchasing, delivering and managing nearly $1 billion of pharmaceuticals annually through a network of 36 licensed pharmacies, 121 pharmacists and 239 pharmacy technicians.

     . Cancer Center Services. We develop and manage comprehensive, community-based cancer centers which integrate a broad array of outpatient cancer care services, from laboratory and diagnostic radiology capabilities to chemotherapy and radiation therapy. We have developed and operate 76 integrated community-based cancer centers and manage over one million square feet of medical office space. We have installed and manage 17 Positron Emission Tomography (PET) units and 107 Linear Accelerators, as well as 50 Computerized Axial Tomography
          (CT) units.

     . Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently manage 66 clinical trials, supported by our network of over 500 participating physicians in more than 170 research locations.

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

Under the PPM model, we are reimbursed for all expenses and receive a fee generally based on one of two models. Under some agreements, the fees are based on practice earnings before taxes - known as the "earnings model." In others, the fee consists of a fixed fee, a percentage of the practice's revenues (in most states) and, if certain performance criteria are met, a performance fee - known as the "net revenue model." Under the net revenue model, the practice is entitled to retain a fixed portion of its net revenue before any service fee is paid, provided that all operating expenses have been reimbursed. In certain states our fee is a fixed fee.

                                US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

We believe that the earnings model properly aligns ours and our affiliated practices' priorities with respect to appropriate business operations and cost control, since practice profitability is shared proportionately, while the net revenue model results in us disproportionately bearing the impact of increases or declines in operating margins. For this reason, we have, since 2001, been negotiating with practices under the net revenue model to convert to the earnings model. Since the beginning of 2001 and through March 31, 2003, eighteen practices accounting for 27.0% of our net operating revenue in 2002 have converted to the earnings model. 67.9% of net operating revenue in the first quarter of 2003 is attributable to practices on the earnings model as of March 31, 2003. Excluding disaffiliated practices, 73.0% of the net operating revenue in the first quarter of 2003 is attributable to practices that are either on the earnings model or the service line model as of March 31, 2003.

In certain net revenue model markets where we have not been successful in transitioning the practice away from a net revenue model agreement, we have recognized charges for impairments of the service agreement as a result of our projection of future results under those agreements, given declining performance trends. We may in the future be required to recognize additional such impairments in such under performing markets.

In September 2001, we announced an initiative to offer our core cancer-related services nationwide to oncology practices that are outside of our current network under what we call the "service line structure," which allows oncology practices to obtain our services without entering into comprehensive service agreements that would call for our involvement in all business aspects of their day-to-day operations. Under the service line structure, we do not pay consideration to physicians in new markets to acquire the non-medical assets of their practices. We believe that the service line structure, when compared to the PPM model, allows us to expand more rapidly into new markets without incurring capital investments in intangible assets, with a higher return on assets and lower compliance and reimbursement risks. During 2002, we refined the service line structure significantly and believe it will appeal to large numbers of oncologists outside our network, since new physicians may affiliate with us and utilize our core services while maintaining complete ownership and control of their oncology practices' assets.

To implement this service line strategy, we have organized the company in three divisions, and manage and operate our business under distinct service lines. This report includes segment financial information which reflects a division of our existing PPM operations into the various service line offerings in the PPM relationship. As we enter into new service line model agreements, we will report revenue from those agreements in the appropriate segment.

Under the service line model, we are offering physician groups three service lines, each with a separate agreement. Those agreements are structured as follows:

     Oncology Pharmaceutical Services. The oncology pharmaceutical services service line combines all of our core competencies and service offerings related to oncology drugs into a single, coordinated business division. The division provides a comprehensive, integrated solution to all of the drug needs of an oncology practice, from purchasing drugs and supplies to mixing and managing drugs for infusion, to post-use evaluation and data aggregation. We offer a variety of contract options under which practices may contract to purchase only selected services under this service line, with an option to upgrade to a fully integrated pharmacy solution. We also act as a group purchasing organization and will receive a fee from pharmaceutical manufacturers for this service, as well as for providing data and informational services to pharmaceutical companies.

     Cancer Center Services. We agree to develop outpatient cancer centers under development agreements and leases with physician practices. Under the leases, we expect to receive our economic costs of the property plus an amount sufficient to give us a predetermined rate of return on invested capital. In addition, we provide management services and expect to receive an additional fee of 30% of net earnings from radiation and diagnostic operations, subject to adjustments.

     Cancer Research Services. We contract with pharmaceutical companies and others needing research services on a per trial basis. Our contracts with physician groups outline the terms of access to clinical trials and provide for research related services. We will pay physicians for each trial based on economic considerations relating to that trial.

                                US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

We are continuing to operate under the PPM model, but in connection with our introduction of the service line model we offered our PPM practices the opportunity to terminate their existing service agreements, repurchase certain of their operating assets, and enter into new service line model agreements. For those practices that remain on the PPM model, we will continue to negotiate with "net revenue model" practices to move to the "earnings model," and otherwise to manage those practices pursuant to existing agreements.

During 2002, three of our PPM practices, comprising 34 physicians, converted to the service line model, and during the first quarter of 2003, one additional PPM practice, comprising eleven physicians, converted to the service line model. As practices transition to this service line model or otherwise terminate PPM agreements, we would expect the financial impact to be receipt of cash payments, recognition of restructuring and reorganization costs (which are mainly non-cash charges), and a reduction in our revenues and earnings related to those practices. We currently expect one additional net revenue model PPM practice to transition to the service line model, but anticipate that a large majority of our PPM practices will remain on the PPM model for the foreseeable future.

In addition to converting four PPM practices to the service line model, through March 31, 2003, we have entered into service line model agreements with seven practices, comprising 33 physicians, in new markets during that time, including thirteen physicians during the first quarter of 2003. Effective April 2003, we have entered into a service line model agreement with one additional practice comprising four physicians in a new market. 2.6% of net operating revenue in the first quarter of 2003 is attributable to practices on the service line model as of March 31, 2003, an increase from 1.4% as of December 31, 2002.

We terminated service agreements with four oncology practices during 2002 and with ten physicians from one oncology practice in the first quarter of 2003. For purposes of the following discussion and analysis, same practice revenues and expense exclude the results of these disaffiliated practices.

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

US Oncology's business and results of operations are subject to risks and uncertainties, many of which are beyond the Company's ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Factors that could cause actual results to differ materially include, but are not limited to, reimbursement rates for pharmaceutical products, the success of the service line model, transition of existing practices, our ability to attract and retain additional physicians and practices under the service line model, expansion into new markets, our ability to develop and complete cancer centers and PET installations, our ability to maintain good relationships with our affiliated practices, our ability to recover the cost of our investment in cancer centers, government regulation and enforcement, reimbursement for healthcare services, particularly including reimbursement for pharmaceuticals, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, our ability to create and maintain favorable relationships with pharmaceutical companies and other suppliers, and the operations of the Company's affiliated physician groups. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent filings with the SEC, particularly the section entitled "Risk Factors," for a more detailed discussion of certain of these risks and uncertainties.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to service agreements, accounts receivable, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation, revenue recognition (including calculation of physician compensation), general estimates of accruals and intangible asset amortization and impairment. Please refer to the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2002 for a more detailed discussion of such policies.

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

"Net patient revenue" is the net revenue of our affiliated practices under the PPM model for services rendered to patients by those affiliated practices. Net patient revenue will also include the net revenue relating to radiation operations of practices that enter into our cancer center services agreement. Net patient revenue is the largest component (94.3% in the first quarter of 2003) of net operating revenue. It is a useful measure because it gives investors a sense of the overall operations of our PPM network and other business lines in which our revenue is derived from payments for medical services to patients and in which we are responsible for billing and collecting such amounts.

"EBITDA" is earnings before taxes, interest, depreciation and amortization, and loss on early extinguishment of debt. We believe EBITDA is a commonly applied measurement of financial performance. We believe EBITDA is useful to investors because it gives a measure of operational performance without taking into account items that we do not believe relate directly to operations - such as depreciation and amortization, which are typically based on predetermined asset lives, and thus not indicative of operational performance, or that are subject to variations that

                                US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

are not caused by operational performance - such as tax rates or interest rates. EBITDA is a key tool used by management in assessing our business performance both as a whole and with respect to individual sites or product lines.

"Field EBITDA" is EBITDA plus physician compensation and corporate general and administrative expenses. Like net operating revenue, Field EBITDA provides an indication of our overall network operational performance, without taking into account the effect of physician compensation and corporate general and administrative expense.

Results of Operations

The Company was affiliated (including under the service line) with the following number of physicians by specialty:

                                                                     March 31,
                                                                    -----------
                                                                    2003   2002
                                                                    ----   ----
Medical oncologists .............................................    693    671
Radiation oncologists ...........................................    115    127
Other oncologists ...............................................     39     30
                                                                    ----   ----
   Total oncologists ............................................    847    828
Diagnostic radiologists .........................................     38     39
                                                                    ----   ----
   Total physicians .............................................    885    867
                                                                    ====   ====

The Company was affiliated with the following number of physicians by business model:

                                                                     March 31,
                                                                    -----------
                                                                    2003   2002
                                                                    ----   ----
PPM .............................................................    817    867
Service line ....................................................     68     --
                                                                     ---    ---
                                                                     885    867
                                                                     ===    ===

The following table sets forth the sources for growth in the number of physicians affiliated with the Company:

                                                                     March 31,
                                                                    -----------
                                                                    2003   2002
                                                                    ----   ----
Affiliated physicians, beginning of period ......................    884    868
Physician practice affiliations .................................     13     --
Recruited physicians ............................................      9      7
Physician practice separations ..................................    (10)    --
Retiring/Other ..................................................    (11)    (8)
                                                                    ----   ----
Affiliated physicians, end of period ............................    885    867
                                                                    ====   ====

                                US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

The following table sets forth the number of cancer centers and PET units managed by the Company:

                                                                     March 31,
                                                                    -----------
                                                                    2003   2002
                                                                    ----   ----
Cancer centers ..................................................    76     77
PET units .......................................................    17     13

The following table sets forth the key operating statistics as a measure of the volume of services provided by our PPM practices:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                                2003      2002
                                                              -------   -------
Medical oncology visits ..................................    585,686   617,213
Radiation treatments .....................................    165,542   163,011
PET scans ................................................      4,154     2,924
New patients enrolled in research studies ................        874       848

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Condensed Consolidated Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                                2003    2002
                                                               -----   -----
Revenue ..................................................     100.0%  100.0%
Operating expenses:
   Pharmaceuticals and supplies ..........................      55.1    50.5
   Field compensation and benefits .......................      19.7    22.0
   Other field costs .....................................      10.5    12.2
   General and administrative ............................       3.5     3.5
   Restructuring charge ..................................        --     0.2
   Depreciation and amortization .........................       4.2     4.6
                                                               -----   -----
Income from operations ...................................       7.0     7.0
Interest expense, net ....................................      (1.2)   (1.4)
Loss on early extinguishment of debt .....................      --      (3.5)
                                                               -----   -----
Income before income taxes ...............................       5.8     2.1
Income tax provision .....................................      (2.2)   (0.8)
                                                               -----   -----
Net income ...............................................       3.6%    1.3%
                                                               =====   =====

Net Operating Revenue. Net operating revenue includes three components - net patient revenue, service line revenue and our other revenue:

     . Net patient revenue. We report net patient revenue for those business lines under which our revenue is derived from payments for medical services to patients and we are responsible for billing those patients. Currently, net patient revenue consists of patient revenue of affiliated

                               US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

          practices under the PPM model. Net patient revenue also will include revenues of practices that enter into service line agreements for Cancer Center Services.

     . Service line revenue. Revenues from pharmaceutical services rendered by us under our Oncology Pharmaceutical Services service line agreement.

     . Other revenue. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization.

The following table shows the components of our net operating revenue for the three months ended March 31, 2003 and 2002 (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
Net patient revenue ......................................   $541,142   $483,190
Other revenue ............................................     32,986     17,692
                                                             --------   --------
Net operating revenue ....................................   $574,128   $500,882
                                                             ========   ========

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

Net operating revenue increased from $500.9 million in the first quarter of 2002 to $574.1 million in the first quarter of 2003, an increase of $73.2 million, or 14.6%. Same practice net operating revenue (which excludes the results of practices with which we disaffiliated since January 1, 2002 increased from $479.4 million for the first quarter of 2002) to $571.9 million for the quarter of 2003, an increase of $92.5 million, or 19.3%. Revenue growth was attributable to increases in pharmaceutical revenue and, to a lesser extent, diagnostic revenue. Other revenue increased from $17.7 million in the first quarter of 2002 to $33.0 million in the first quarter of 2003, an increase of $15.3 million, or 86.4%. This increase was attributable to $14.7 million of operating revenue under the new service line agreements, as well as an increase in group purchasing organization revenues, offset by a decline in research revenues.

The following table shows our net operating revenue by segment for the three months ended March 31, 2003 and 2002 (in thousands):

                                                  Three Months Ended   Three Months Ended
                                                    March 31, 2003       March 31, 2002
                                                  ------------------   ------------------
Oncology pharmaceutical management services ...        $262,788             $205,632
Other practice management services ............         217,880              201,234
                                                       --------             --------
   Medical oncology ...........................         480,668              406,866
Cancer center services ........................          79,292               77,735
Other segment revenue .........................          14,168               16,281
                                                       --------             --------
                                                       $574,128             $500,882
                                                       ========             ========

                               US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS - continued

Our medical oncology net operating revenue is comprised of (i) our oncology pharmaceutical services revenue, which represents the revenue attributable to our providing drugs to medical oncologists under either the PPM model or the service line model, plus (ii) our other practice management services revenue, since this represents our PPM model revenue derived from providing other services to medical oncologists. A portion of the other practice management services revenue is attributable to revenues of affiliated practices derived from pharmaceuticals. Revenue attributable to services provided in connection with radiation oncology and diagnostic radiology under either the PPM model or the service line model appears as cancer center services revenue.

Medical oncology net operating revenue increased from $406.9 million in the first quarter of 2002 to $480.7 million for the first quarter of 2003, an increase of $73.7 million or 18.1%. The growth in medical oncology revenue is primarily attributable to more expensive chemotherapy agents and additional supportive care drugs, rather than increased patient volume. During the first quarter of 2003, medical oncology visits decreased by 5.1% compared to the same prior year period as a result of PPM practice disaffiliations and conversions to the service line model since service line model visits are not included in our patient volume statistics. Same practice medical oncology visits for the first quarter of 2003 increased 2.6% over the same prior year period. Also contributing to the increase in medical oncology revenue is the addition of our new service line agreements of $14.7 million and increased group purchasing organization revenues of $2.3 million.

Cancer center services net operating revenue increased from $77.7 million in the first quarter of 2002 to $79.3 million for the first quarter of 2003, an increase of $1.6 million, or 2.0%. This increase is attributable to increased radiology revenue from PET services partially offset by our disaffiliation with a radiation oncology facility during the third quarter of 2002 and our sale of technical radiology assets during the second quarter of 2002. Diagnostic revenues increased over the prior year period as a result of an increase in PET services. PET scans increased from 2,924 in the first quarter of 2002 to 4,154 in the first quarter of 2003, an increase of 42.1%. The increase in the number of PET scans is attributable to our opening four PET units since March 31, 2002, as well as growth of 21.7% in the number of treatments on the thirteen PET units that were operational during the first quarter of 2002. Radiation treatments increased from 163,011 in the first quarter of 2002 to 165,542 in the first quarter of 2003, or 1.6%. Since March 31, 2002, we have disaffiliated with three radiation oncology practices with operations in five cancer centers and closed two other cancer centers. In addition, we have opened five cancer centers since March 31, 2002. Same practice radiation treatments increased from 158,360 in the first quarter of 2002 to 160,909 in the first quarter of 2003, or 1.6%. We currently have nine cancer centers and six PET installations in various stages of development.

Other segment net operating revenue decreased from $16.3 million in the first quarter of 2002 to $14.2 million for the first quarter of 2003, a decrease of $2.1 million, or 12.8%. The decrease is primarily attributable to a decrease in research revenue.

95.2% of our net operating revenue for the first quarter of 2003 was derived from practices under the PPM model as of March 31, 2003. The following table shows the amount of operating revenue we derived under each type of service agreement at the end of the respective period for the three months ended March 31, 2003 and 2002 (in thousands):

                                        Three Months Ended   Three Months Ended
                                          March 31, 2003       March 31, 2002
                                        ------------------   ------------------
                                          Revenue     %        Revenue     %
                                         --------   -----     --------   -----
Earnings model ......................    $389,630    67.9%    $312,198    62.3%
Net revenue model ...................     156,864    27.3%     174,915    34.9%
Service line model ..................      14,733     2.6%          --     0.0%
Other ...............................      12,901     2.2%      13,769     2.8%
                                         --------   -----     --------   -----
                                         $574,128   100.0%    $500,882   100.0%
                                         ========   =====     ========   =====

                               US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS - continued

During the first quarter of 2003, one net revenue model practice accounting for 0.8% of our net operating revenue for 2002 converted to the earnings model. Since the beginning of 2001 and through March 31, 2003, eighteen practices accounting for 27.0% of net operating revenue in 2002 have converted from the net revenue model to the earnings model. As of March 31, 2003, twenty-six service agreements were on the earnings model and twelve service agreements were on the net revenue model. In addition during the first quarter of 2003, we transitioned one PPM practice from the revenue model to the service line model and commenced operations at three new practices under the service line model. Also during the first quarter of 2003, we disaffiliated with ten physicians who practiced at the net revenue model practice that converted to the earnings model.

Revenue. Our revenue is net operating revenue, less the amount of net operating revenue retained by our affiliated physician practices under PPM service agreements.

The following presents the amounts included in determination of our revenue (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
Net operating revenue ...................................   $574,128   $500,882
Amounts retained by the practices .......................   (126,918)  (109,597)
                                                            --------   --------
   Revenue ..............................................   $447,210   $391,285
                                                            ========   ========

Amounts retained by practices increased from $109.6 million in the first quarter of 2002 to $126.9 million in the first quarter of 2003, an increase of $17.3 million, or 15.8%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. Amounts retained by practices as a percentage of net operating revenue increased from 21.9% to 22.1% for the first quarters of 2002 and 2003, respectively.

Revenue increased from $391.3 million for the first quarter of 2002 to $447.2 million for the first quarter of 2003, an increase of $55.9 million, or 14.3%. Revenue growth was caused by increases in revenues attributable to pharmaceuticals, and to a lesser extent, an increase in other revenues.

The following table shows our revenue by segment for the three months ended March 31, 2003 and 2002 (in thousands):

                                                  Three Months Ended   Three Months Ended
                                                    March 31, 2003       March 31, 2002
                                                  ------------------   ------------------
Oncology pharmaceutical management services ...        $262,534             $206,253
Other practice management services ............         117,290              116,931
                                                       --------             --------
   Medical oncology ...........................         379,824              323,184
Cancer center services ........................          54,305               53,058
Other segment revenue .........................          13,081               15,043
                                                       --------             --------
                                                       $447,210             $391,285
                                                       ========             ========

Medicare and Medicaid are the practices' largest payors. During the first three months of 2003 approximately 43% of the PPM practices' net patient revenue was derived from Medicare and Medicaid payments, and 42% was derived from those sources in the comparable period last year. This percentage varies among practices. No other single payor accounted for more than 10% of our revenues in the first three months of 2003 or 2002.

Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $197.6 million in the first quarter of 2002 to

                               US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS - continued

$246.6 million in the same period of 2003, an increase of $49.0 million, or 24.8%. As a percentage of revenue, pharmaceuticals and supplies increased from 50.5% in the first quarter of 2002 to 55.1% in the same period in 2003. The increase was attributable to more expensive drugs and to a lesser extent the conversion of four affiliated practices to, and the addition of seven practices in new markets under, the service line model since March 31, 2002.

We expect that third-party payors will continue to negotiate or mandate the reimbursement rates for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates together with shifts in revenue mix may continue to adversely impact our margins with respect to such items. In both regulatory and litigation activity, federal and state governments are focusing on decreasing the amount governmental programs pay for drugs. Current governmental focus on average wholesale price (AWP) as a basis for reimbursement could also lead to a wide-ranging reduction in the reimbursement for pharmaceuticals by both governmental and commercial payors. Commercial payors also continue to try to implement both voluntary and mandatory programs in which the practice must obtain drugs they administer to patients from a third party and that third party, rather than the practice, receives payment for the drugs directly from the payor, and to otherwise reduce drug expenditures. We continue to believe that single-source drugs, possibly including oral drugs, will continue to be introduced at a rapid pace, thus further negatively impacting margins. In response to this decline in margin relating to certain pharmaceutical agents, we have adopted several strategies. The successful conversion of net revenue model practices to the earnings model will help reduce the impact of the increasing cost of pharmaceuticals and supplies and the effect of reduced levels of reimbursement. Likewise, the implementation of the service line structure should have a similar effect, since our revenues and earnings are not directly dependent on pharmaceutical margins of practices under that model. In addition, we have numerous efforts under way to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control and are assessing other strategies to address this trend. We also continue to seek to expand into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. However, as long as pharmaceuticals continue to become a larger part of our revenue mix as a result of changing treatment patterns (rather than growth of our business), we believe that our overall margins could continue to be adversely impacted. In addition, the pharmacy service line is a lower-margin business than our PPM model. Although we believe it reduces risk in certain respects, to the extent we add additional service line practices under the pharmacy service line, we would expect our overall margin percentages to be adversely impacted.

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices' employees (other than physicians), increased from $86.1 million in the first quarter of 2002 to $87.9 million in the first quarter of 2003, an increase of $1.8 million, or 2.1%. As a percentage of revenue, field compensation and benefits decreased from 22.0% in the first quarter of 2002 to 19.7% in the first quarter of 2003. The decrease as a percentage of revenue is attributable to pharmaceutical revenues increasing at a more rapid rate than compensation and benefits. Same practice field compensation and benefits increased 7.9% in the first quarter of 2003 as compared to the same prior year period.

Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, decreased from $47.9 million in the first quarter of 2002 to $47.0 million in the first quarter of 2003, a decrease of $0.9 million, or 1.9%. As a percentage of revenue, other field costs decreased from 12.2% in the first quarter of 2002 to 10.5% in the first quarter of 2003. The decrease for the first quarter is attributable to the closure of two cancer centers and the sale of five cancer centers resulting from the disaffiliation of two radiation oncology practices since March 31, 2002. Same practice other field costs increased 3.3% in the first quarter of 2003 as compared to the same prior year period.

                               US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS - continued

General and Administrative. General and administrative expenses increased from $13.6 million in the first quarter of 2002 to $15.6 million in the first quarter of 2003, an increase of $2.0 million, or 14.9%. Throughout 2002, several new personnel positions had been created to help manage and support our introduction of the service line model. As a percentage of revenue, general and administrative costs remained steady at 3.5% in the first quarters of both 2002 and 2003.

Overall, we experienced a decline in operating margins with earnings before taxes, interest, depreciation and amortization, and loss on early extinguishment of debt (EBITDA), as a percentage of revenue, decreasing from 11.8% in the first quarter of 2002 to 11.2% in the first quarter of 2003.

The following is the EBITDA of our operations by operating segment for the three months ended March 31, 2003 and 2002 (in thousands):

                                         Three Months Ended   Three Months Ended
                                           March 31, 2003       March 31, 2002
                                         ------------------   ------------------

Oncology pharmaceutical services .....        $ 25,761             $ 18,274
Other practice management services ...          21,355               23,420
                                              --------             --------
   Medical oncology ..................          47,116               41,694
Cancer center services ...............          17,359               15,983
Other segment EBITDA .................           1,256                1,348
                                              --------             --------
                                                65,731               59,025
General and administrative expenses ..         (15,576)             (13,562)
                                              --------             --------
                                              $ 50,155             $ 45,463
                                              ========             ========

EBITDA for the first quarter of 2002 includes $0.7 million in restructuring charges. The decrease in EBITDA for the other practice management services is attributable to our disaffiliation with five oncology practices since March 31, 2002.

Medical oncology EBITDA margin decreased from 10.2% in the first quarter of 2002 to 9.8% in the first quarter of 2003. This decrease is attributable to an increase in lower margin pharmaceuticals.

Cancer center services EBITDA margin increased from 20.6% in the first quarter of 2002 to 21.9% in the first quarter of 2003. This increase is attributable to exiting from unprofitable sites, investment in technology such as intensity modulated radiation therapy (IMRT) and growth in same practice treatments.

Interest. Net interest expense decreased from $5.4 million in the first quarter of 2002 to $5.1 million in the first quarter of 2003, a decrease of $0.3 million, or 5.3%. As a percentage of revenue, net interest expense decreased from 1.4% for the first quarter of 2002 to 1.2% for the first quarter of 2003. Such decreases are due to lower borrowing levels during the first quarter of 2003 and to a lesser extent, an increase in interest income resulting from improved operating cash flows since March 31, 2002. On February 1, 2002, we refinanced our indebtedness by issuing $175 million in 9.625% Senior Subordinated Notes due 2012 and repaying in full our existing senior secured notes and terminating our existing credit facility. Our previously existing $100 million senior secured notes bore interest at a fixed rate of 8.42% and would have matured as to $20 million in each of 2002-2006. Lower levels of debt during the first three months of 2003, as compared to the same period in 2002, partially offset by the increased rate of interest contributed to the decrease of interest expense.

Loss on Early Extinguishment of Debt. During the first quarter of 2002, we recorded a loss of $13.6 million, before income taxes of $5.2 million, in connection with the early extinguishment of our $100 million Senior Secured Notes due 2006 and our existing credit facility. The loss consisted of payment of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

                               US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS - continued

The Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145) effective January 1, 2003. Among other matters, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In connection with its adoption, gains and losses from extinguishments of debt are no longer classified as extraordinary items in the Company's statement of operations. In addition prior period financial statements were reclassified to reflect the new standard. As such, the Company reclassified the $13,633 extraordinary loss on early extinguishment of debt recorded in the three months ended March 31, 2002 as a component of interest expense, net, in its condensed consolidated statement of operations.

Income Taxes. We recognized an effective tax rate of 38.0% for the first quarter of 2003 and for the same prior year period.

In September 2001, we announced in a press release that our introduction of the service line structure and transition away from the net revenue model, and the related realignment of our business would cause us to record unusual charges for write-offs of service agreements and other assets and other charges. These charges include the impairment, restructuring and other charges and loss on early extinguishment of debt we have recorded during 2002. Throughout 2002, we had recorded $10.3 million in unusual cash charges and $153.4 million in unusual non-cash charges in connection with our transition process. We have not recognized any unusual charges in the first quarter of 2003.

The principal category of those prior charges related to the impairment of service agreements. Service agreements were impaired either because of a termination of the agreement (both in disaffiliations and conversions to the service line) or because we determined that the agreement was impaired based on expected future cash flow under the agreement. The latter category of impairment related exclusively to net revenue model practices. Currently, our balance sheet reflects $23.5 million in service agreements under the net revenue model and $226.0 million under the earnings model. Based upon the potential for continued declining performance, we would anticipate that the net revenue model agreements, if not converted to the earnings model, could become impaired in the future. At present, we would not expect earnings model agreements to become impaired, except in the case of disaffiliations or service line conversions. Accordingly, management currently expects that the total amount of charges in connection with our transition is unlikely to exceed $200 million, absent additional disaffiliations or conversions.

Net Income. Net income increased from $5.3 million, or $0.05 per diluted share, in the first quarter of 2002 to $16.3 million, or $0.17 per share, in the first quarter 2003, an increase of $11.0 million or 207.7%. Net income as a percentage of revenue increased from 1.3% in the first quarter of 2002 to 3.6% in the first quarter of 2003. Included in net income for the first quarter of 2002 are restructuring charges of $0.7 million and a loss on early extinguishment of debt of $13.6 million. Excluding these charges, net income for the first quarter of 2002 would have been $14.2 million, which represents earnings per share of $0.14.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had net working capital of $220.3 million, including cash and cash equivalents of $74.9 million. We had current liabilities of $288.5 million, including $13.4 million in current maturities of long-term debt, and $264.5 million of long-term indebtedness. During the first quarter of 2003, we used $1.1 million in net operating cash flow, invested $16.9 million, and used cash from financing activities in the amount of $12.7 million. As of April 30, 2003, we had cash and cash equivalents of $109.3 million.

Cash Flows from Operating Activities

During the first quarter of 2003, we used $1.1 million in cash flows from operating activities as compared to $20.1 million in the comparable prior year period. The decrease in cash flow is primarily attributable to payments of $33.1 million for advance purchases of certain pharmaceutical products during the first quarter of 2003 in order to obtain favorable pricing and qualify for certain volume rebates.

                               US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS - continued

Cash Flows from Investing Activities

During the first quarter of 2003 and 2002, we expended $16.9 million and $14.7 million in capital expenditures, including $12.8 million and $7.4 million on the development and construction of cancer centers, respectively. Maintenance capital expenditures were $3.8 million and $6.9 million in the first quarters of 2003 and 2002, respectively. For all of 2003, we anticipate expending a total of approximately $30-$35 million on maintenance capital expenditures and approximately $55-$60 million on development of new cancer centers and PET installations.

Cash Flows from Financing Activities

During the first quarter of 2003, we used cash from financing activities of $12.7 million as compared to cash provided of $47.5 million in the quarter of 2002. Such decrease in cash flow is primarily attributed to the proceeds in 2002 from the issuance of our Senior Subordinated Notes due 2012, net of the cash payments for the retirement of our previously existing indebtedness, including a prepayment premium paid as a result of early extinguishment of our Senior Secured Notes due 2006. In addition, we expended $3.5 million to repurchase 399,000 shares of our Common Stock during the first quarter of 2003.

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

We entered into a leasing facility in December 1997, under which a lessor entity acquired properties and paid for construction of certain of our cancer centers and leased them to us. It matures in June 2004. As of March 31, 2003, we had $70.2 million outstanding under the facility and no further amounts are available under that facility. The annual rent under the lease is approximately $3.2 million, based on interest rates in effect as of March 31, 2003.

Since December 31, 2002, we guarantee 100% of the residual value of the properties in the lease and therefore, include the $70.2 million outstanding under the lease as indebtedness on our financial statements. We also include assets under the lease as assets on our balance sheet based upon our determination of fair values of those properties at December 31, 2002 and recognized an impairment charge of $20.0 million. During the first quarter we began to recognize a depreciation charge in respect of the assets in the leasing facility amounting to $0.9 million. We did not recognize depreciation expense for those off-balance-sheet assets prior to December 31, 2002.

The lease is renewable in one-year increments with the consent of the financial institutions that are parties thereto. If the lease is not renewed at maturity or otherwise terminates, we must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. Defaults under the lease, which include cross-defaults to other material debt, could result in such a termination, and require us to purchase or remarket the properties. If we sell the properties to third parties, we have guaranteed a residual value of 100% of the total amount outstanding for the properties. The guarantees are collateralized by substantially all of our assets.

Because the lease payment floats with a referenced interest rate, we are also exposed to interest rate risk under the leasing facility. A 1% increase in the referenced rate would result in an increase in lease payments of $0.7 million annually.

Borrowings under the revolving credit facility and advances under the leasing facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The credit

                               US Oncology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS - continued

facility, leasing facility and Senior Subordinated Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. Events of default under our credit facility, leasing facility and Senior Subordinated Notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as collateral under the credit facility and the guarantee obligations of our leasing facility.

We are currently in compliance with covenants under our leasing facility, revolving credit facility and Senior Subordinated Notes, with no borrowings currently outstanding under the revolving credit facility. We have relied primarily on cash flows from our operations to fund working capital and capital expenditures for our fixed assets.

We currently expect that our principal use of funds in the near future will be in connection with the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers and PET centers, possible repurchases of our common stock, as well as implementation of the service line structure, with less emphasis than in past years on transactions with medical oncology practices. It is likely that our capital needs in the next several years will exceed the cash generated from operations. Thus, we may incur additional debt or issue additional debt or equity securities from time to time. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, we may be unable to obtain sufficient financing on terms satisfactory to management or at all.

                                US Oncology, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISKS

In the normal course of business, our financial position is routinely subjected to a variety of risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

Among these risks is the market risk associated with interest rate movements on outstanding debt. Our borrowings under the credit facility and leasing facility contain an element of market risk from changes in interest rates. We currently have no outstanding borrowings under our credit facility. Historically, we have managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in during the first quarter of 2003. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during the first quarter of 2003.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 2003. The market values that result from these computations are compared with the market values of these financial instruments at March 31, 2003. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of our financial instruments.

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

                                US Oncology, Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. We do not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. Although we and our practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against us or one of the practices in excess of insurance coverage could have a material adverse effect on us.

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

   3.2 Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company's Form 10-K filed March 21, 2003 and incorporated herein by reference)

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

                                    US ONCOLOGY, INC.


               Date: May 14, 2003:  By: /s/ R. Dale Ross
                                        ----------------------------------------
                                    R. Dale Ross, Chief Executive Officer
                                    (duly authorized signatory)


               Date: May 14, 2003:  By: /s/ Bruce D. Broussard
                                        ----------------------------------------
                                    Bruce D. Broussard, Chief Financial Officer
                                    (principal financial and accounting officer)

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation,to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


                                    /s/ Bruce D. Broussard
                                    --------------------------------------------
                                    Bruce D. Broussard
                                    Chief Financial Officer of US Oncology, Inc.