Form 10-Q
period 2003-06-30
US ONCOLOGY INC
filed 2003-08-14
CIK 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-26190

US Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1213501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16825 Northchase Drive, Suite 1300

Houston, Texas

77060

(Address of principal executive offices) (Zip Code)

(832) 601-8766

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.     Yes  ☒    No  ☐

As of August 8, 2003, 86,023,220 shares of the Registrant’s Common Stock were outstanding. In addition, as of August 8, 2003, the Registrant had agreed to deliver 2,892,203 shares of its Common Stock on certain future dates for no additional consideration.

US ONCOLOGY, INC.

FORM 10-Q

JUNE 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and equivalents	$96,634	$75,029
Accounts receivable	276,775	281,560
Other receivables	41,228	42,363
Prepaid expenses and other current assets	23,307	20,134
Inventories	15,648	31,371
Due from affiliates	46,323	47,583

Total current assets	499,915	498,040
Property and equipment, net	337,238	327,558
Service agreements, net	246,320	252,720
Due from affiliates, long-term	—	7,708
Deferred income taxes	30,992	43,214
Other assets	24,863	25,166

	$1,139,328	$1,154,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$81,184	$15,363
Accounts payable	140,909	163,009
Due to affiliates	63,137	32,877
Accrued compensation cost	18,471	25,417
Income taxes payable	20,172	20,441
Other accrued liabilities	42,297	36,379

Total current liabilities	366,170	293,486
Long-term indebtedness	191,493	272,042

Total liabilities	557,663	565,528
Minority interest	9,438	10,338
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding
Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding
Common Stock, $.01 par value, 250,000 shares authorized, 95,301 and 95,301 issued, 86,161 and 89,553 outstanding	953	953
Additional paid in capital	476,896	479,073
Common Stock to be issued, approximately 2,919 and 3,695 shares	23,764	33,644
Treasury Stock, 9,140 and 5,748 shares	(77,461)	(49,302)
Retained earnings	148,075	114,172

Total stockholders’ equity	572,227	578,540

	$1,139,328	$1,154,406

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE

INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$491,412	$410,819	$938,622	$802,104
Operating expenses:
Pharmaceuticals and supplies	281,326	214,220	527,954	411,815
Field compensation and benefits	89,545	86,192	177,438	172,293
Other field costs	51,785	46,402	98,743	94,261
General and administration	16,365	15,708	31,941	29,270
Depreciation and amortization	18,966	18,347	37,779	36,218
Impairment, restructuring and other charges	—	39,268	—	39,973

	457,987	420,137	873,855	783,830

Income (loss) from operations	33,425	(9,318)	64,767	18,274
Other income (expense):
Interest expense, net	(4,952)	(6,121)	(10,084)	(11,563)
Loss on early extinguishment of debt	—	—	—	(13,633)

Income (loss) before income taxes	28,473	(15,439)	54,683	(6,922)
Income tax benefit (provision)	(10,820)	5,867	(20,780)	2,630

Net income (loss) and comprehensive income (loss)	$17,653	$(9,572)	$33,903	$(4,292)

Net income (loss) per share—basic	$0.19	$(0.10)	$0.37	$(0.04)

Shares used in per share calculations—basic	91,358	99,539	92,165	99,694

Net income (loss) per share—diluted	$0.19	$(0.10)	$0.36	$(0.04)

Shares used in per share calculations—diluted	93,017	99,539	93,825	99,694

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$33,903	$(4,292)
Non cash adjustments:
Depreciation and amortization	37,779	36,218
Impairment, restructuring and other charges	(359)	41,584
Loss on early extinguishment of debt, net of income taxes	—	8,452
Gain on sale of assets	—	(3,917)
Deferred income taxes	12,222	2,788
Undistributed earnings in joint ventures	(900)	1,211
Non cash compensation expense	100	—
Changes in operating assets and liabilities	33,827	(2,214)

Net cash provided by operating activities	116,572	79,830

Cash flows from investing activities:
Acquisition of property and equipment	(39,452)	(27,995)

Net cash used by investing activities	(39,452)	(27,995)

Cash flows from financing activities:
Proceeds from Credit Facility	—	24,500
Repayment of Credit Facility	—	(24,500)
Proceeds from Senior Subordinated Notes	—	175,000
Repayment of other Senior Secured Notes	—	(100,000)
Repayment of other indebtedness	(14,728)	(11,913)
Deferred financing costs	—	(7,449)
Cash payment in lieu of stock issuance	(710)	—
Proceeds from exercise of options	895	2,224
Purchase of Treasury Stock	(40,972)	(6,922)
Payment of premium upon early extinguishment of debt	—	(11,731)

Net cash (used) provided by financing activities	(55,515)	39,209

Increase in cash and equivalents	21,605	91,044
Cash and equivalents:
Beginning of period	75,029	—

End of period	$96,634	$91,044

Interest paid	$10,720	$6,250
Taxes paid	$8,755	$1,959
Non cash transactions:
Delivery of Common Stock in affiliation transactions	$6,839	$8,926
Value of Common Stock, received in exchange for assets	—	9,735
Value of forfeited Common Stock to be issued from contract separations	—	105
Debt forfeited from contract separations	—	867

The accompanying notes are an integral part of this statement.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in US Oncology, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003.

Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

NOTE 2—REVENUE

The Company provides the following services to physician practices: oncology pharmaceutical services, cancer center services, cancer research services and other practice management services. The Company currently earns revenue from physician practices under two models, the physician practice management (PPM) model and the service line model. Under the PPM model, the Company enters into long-term agreements with affiliated practices to provide comprehensive services, including all those described above, and the practices pay the Company a service fee and reimburse all expenses. Under the service line model, the first three services described above are offered by the Company under separate agreements for each service line.

Net operating revenue includes three components—net patient revenue, service line revenue and the Company’s other revenue.

•	Net patient revenue. The Company reports net patient revenue for those business lines under which the Company’s revenue is derived from payments for medical services to patients and the Company is responsible for billing those patients. Currently, net patient revenue consists of patient revenue of affiliated practices under the PPM model. Net patient revenue also will include revenues of practices that enter into service line agreements for cancer center services.

•	Service line revenue. Revenues from pharmaceutical services rendered by the Company under its oncology pharmaceutical management service line agreements.

•	Other revenue. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization.

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

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Under the Company’s PPM service agreements, amounts retained by the affiliated physician groups for physician compensation are primarily derived under two models. Under the first model (the net revenue model), amounts retained by physician groups are based upon a specified amount (typically 23% of net revenue) and, if certain financial criteria are satisfied, an incremental performance-based amount. Under the second model (the earnings model), amounts retained by practices are based upon a percentage (typically 65% – 75%) of the difference between net patient revenues less direct expenses, excluding interest expense and taxes, subject to a reduction in the Company’s fee for exceeding return on capital thresholds. In certain states the Company’s fee is a fixed fee.

The Company’s revenue is equal to net operating revenue minus amounts retained by the practices under the Company’s PPM service agreements.

The following presents the amounts included in the determination of the Company’s revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net operating revenue	$626,705	$531,642	$1,200,833	$1,032,524
Amounts retained by practices	(135,293)	(120,823)	(262,211)	(230,420)

Revenue	$491,412	$410,819	$938,622	$802,104

The Company’s most significant service agreement, which is the only service agreement that represents more than 10% of revenues to the Company, is with Texas Oncology, P.A. (TOPA), which is managed under the earnings model. TOPA accounted for approximately 24% and 23%, respectively, of the Company’s total revenue for the second quarter of 2003 and 2002, and 24% and 23% of the Company’s total revenue for the six months ended June 30, 2003 and 2002, respectively.

NOTE 3—STOCK-BASED COMPENSATION

At December 31, 2002, the Company had seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock-based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying Common Stock on the date of the grant are insignificant for the three and six months ended June 30, 2003 and 2002. Only two of the plans currently permit future stock option grants.

The Company also provides a benefit plan to non-employee affiliates which is accounted for using fair value based accounting with compensation expense being recognized over the respective vesting period. The Company recognized compensation cost of $0.4 million and $0.6 million during the three months ended June 30, 2003 and 2002, and $0.8 million during both the six months ended June 30, 2003 and 2002. No shares will be available for new option grants under that plan after December 15, 2003.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions to stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$17,653	$(9,572)	$33,903	$(4,292)

Total stock-based compensation expense included in reported net income, net of related tax effects	250	167	516	519
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(2,071)	(1,915)	(3,795)	(3,763)

Pro forma net income (loss)	$15,832	$(11,320)	$30,624	$(7,536)

Earnings (loss) per share:
Basic, as reported	$0.19	$(0.10)	$0.37	$(0.04)

Basic, pro forma	$0.17	$(0.11)	$0.33	$(0.08)

Diluted, as reported	$0.19	$(0.10)	$0.36	$(0.04)

Diluted, pro forma	$0.17	$(0.11)	$0.33	$(0.08)

NOTE 4—IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

The Company did not recognize impairment or restructuring charges during the first six months of 2003. During the three months and six months ended June 30, 2002, the Company recognized the following impairment, restructuring and other charges (in thousands):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Service line conversions	$7,545	$7,545
Impairment of service agreement	33,821	33,821
Consulting costs for implementing service line	1,033	1,397
Personnel reduction costs	568	909
Gain on sale of practice assets	(3,917)	(3,917)
Impairment of working capital assets, net	218	218

	$39,268	$39,973

The service line conversions charge related to transitioning two PPM practices to the service line model during the second quarter of 2002, and comprised (i) a $5.9 million write-off of the net intangible value of the PPM service agreements at those practices since those agreements were terminated and new agreements were executed to provide only oncology pharmaceutical management services, and a $2.1 million write-off of working capital at those practices, less (ii) $0.4 million in consideration that would have been paid by the Company that was forfeited by the physicians in those transactions.

The impairment of the service agreement during the second quarter of 2002, was a non-cash, pretax charge of $33.8 million related to a revenue model service agreement that became impaired during the second quarter based upon the Company’s analysis of projected cash flows under that agreement, taking into account developments in that market during the second quarter of 2002.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

During the second quarter of 2002, the Company recognized $1.0 million in professional fees in connection with the implementation of the service line model and $0.6 million for personnel reductions. During the first quarter of 2002, the Company also recognized charges of $0.7 million consisting of: (i) $0.3 million in costs related to personnel reductions, and (ii) $0.4 million in consulting fees related to the Company’s conversion to the service line model.

During the second quarter of 2002, the Company terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for the delivery to the Company of 1.1 million shares of the Company’s Common Stock, which had a fair market value of $9.7 million at the date of the termination based on the then trading price per share of $8.85. In connection with that sale, the Company also recognized a write-off of a receivable of $0.5 million due from the physicians and agreed to make during the third quarter of 2002 a cash payment to the buyer of $0.6 million to reflect purchase price adjustments. The transaction resulted in the Company recognizing a $3.9 million gain.

The $0.2 million net impairment of working capital assets comprised (i) an aggregate charge of $3.3 million for the reduction in the estimated recoverable amount of working capital assets of four practices with which the Company believed it would terminate its relationships, reduced by (ii) an increase in the Company’s estimates of the recoverable amount of working capital assets of a practice with which the Company separated effective July 1, 2002 on terms that included payment for working capital in excess of anticipated recovery and of another practice which management had previously believed would terminate its relationship with the Company, but has since converted to the service line and purchased working capital from the Company.

NOTE 5—RECLASSIFICATION OF EXTRAORDINARY LOSS TO OTHER INCOME (EXPENSE)

During the first quarter of 2002, the Company recorded an extraordinary loss of $13.6 million, before income taxes of $5.2 million, in connection with the early extinguishment of the $100 million Senior Secured Notes due 2006 and its previously existing credit facility. The loss consisted of a payment of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement related to the rescission of FASB Statement No. 4 were effective for the Company beginning on January 1, 2003. In accordance with the transition provisions, the first quarter 2002 extraordinary item has been reclassified in the statement of operations to other income (expense), net beginning in the quarter ended March 31, 2003.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 6—INDEBTEDNESS

As of June 30, 2003 and December 31, 2002, respectively, the Company’s long-term indebtedness consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Credit facility	$—	$—
9.625% Senior Subordinated Notes due 2012	175,000	175,000
Synthetic lease facility	70,206	72,018
Notes payable	—	818
Subordinated notes	27,085	38,869
Capital lease obligations and other	386	700

	272,677	287,405
Less: current maturities	(81,184)	(15,363)

	$191,493	$272,042

Credit Facility

From June 1999 until February 2002, the Company utilized a $175 million syndicated revolving credit facility for working capital and other corporate purposes expiring in June 2004.

On February 1, 2002, the Company terminated its $175 million revolving facility and entered into a new $100 million five-year revolving credit facility (Credit Facility), which expires in February 2007. Proceeds from loans under the Credit Facility may be used to finance development of cancer centers and new Positron Emission Tomography (PET) facilities, to provide working capital or for other general business uses. Costs incurred in connection with the extinguishment of the Company’s previous credit facility were expensed during the first quarter of 2002 and recorded as other expense in the Company’s condensed consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the Credit Facility were capitalized and are being amortized over the term of the Credit Facility.

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. At the Company’s option, funds may be borrowed at the base interest rate or the London Interbank Offered Rate (LIBOR), plus an amount determined under a defined formula. The base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus  1/2%. No amounts were borrowed or outstanding under the Credit Facility during 2002 or during the first six months of 2003.

Senior Subordinated Notes

On February 1, 2002, the Company issued $175 million in 9.625% senior subordinated notes (Senior Subordinated Notes) to various institutional investors in a private offering pursuant to Rule 144A. The notes were subsequently exchanged for substantially identical notes in an offering registered under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under the Senior Subordinated Notes are subordinated, in substantially all respects, to the Company’s Credit Facility and other “Senior Indebtedness,” as defined in the indenture governing the Senior Subordinated Notes.

Proceeds from the Senior Subordinated Notes were used to pay off the $100 million in borrowings under the existing Senior Secured Notes, an $11.7 million prepayment penalty on the early termination of the Senior Secured Notes and facility fees and related expenses associated with establishing the Senior Subordinated Notes and Credit Facility of $4.8 million and $2.7 million, respectively. Costs incurred in connection with extinguishment of the Company’s previous Senior Secured Notes, including the prepayment penalty, were expensed in the first quarter of 2002 and reflected as other expenses in the Company’s condensed consolidated statement of operations and comprehensive income. Costs

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

incurred in connection with establishing the Senior Subordinated Notes, including facility fees, were capitalized and are being amortized over the term of those notes.

Leasing Facility

The Company entered into a leasing facility in December 1997, under which a special purpose entity has constructed and owns certain of the Company’s cancer centers and leases them to the Company. The facility was funded by a syndicate of financial institutions and is collateralized by the property to which it relates and matures in June 2004.

The lease is renewable in one-year increments, but only with the consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is earlier terminated for various reasons, the Company must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. Effective December 31, 2002, the Company increased its residual value guarantee from 85% to 100% of the amounts advanced under the lease, and as a result of this guarantee the Company reflects amounts advanced under the leasing facility of $70.2 million as indebtedness on its balance sheet. The Company also included assets under the lease as assets in its consolidated balance sheet based upon the Company’s determination of fair values of those properties at December 31, 2002. Prior to December 31, 2002, and the increase to the Company’s guarantee, the lease was recorded as an operating lease and, accordingly, neither the debt nor the assets were recorded on its consolidated balance sheet.

As of June 30, 2003, the Company had $70.2 million outstanding under the leasing facility and no further amounts are available under that facility. The annual lease cost of the lease is approximately $3.2 million, based on interest rates in effect as of June 30, 2003. At June 30, 2003, the lessor under the leasing facility held real estate assets (based on original acquisition and construction costs) of approximately $53.5 million and equipment of approximately $16.7 million (based on original acquisition cost) at 17 locations.

Notes Payable

The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and were paid off at maturity in the first quarter of 2003. The notes were payable to physicians with whom the Company entered into long-term service agreements and related to affiliation transactions. The notes payable were unsecured.

Subordinated notes

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at June 30, 2003 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement

Capital lease obligations and other indebtedness

Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in affiliation transactions.

NOTE 7—CAPITALIZATION

In November 2002, the Board of Directors of the Company authorized the repurchase of up to $50 million in shares of Common Stock in public or private transactions. During the first six months of 2003, the Company purchased 4.8 million shares of Common Stock at an average price of $8.45 per share. In July 2003, the Company completed its authorization and purchased another 175,000 shares of Common Stock at an average price of $7.51 per share. Cumulatively through July 2, 2003, the Company has

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

purchased 5.9 million shares of Common Stock for $50.0 million, or an average price of $8.47 per share under this authorization.

The table below sets forth the Company’s Treasury Stock activity for the six months ended June 30, 2003 (in thousands):

Shares
Treasury Stock shares as of January 1, 2003	5,748
Treasury Stock purchases	4,849
Treasury Stock issued in connection with affiliation transactions and exercise of employee stock options	(1,457)

Treasury Stock shares as of June 30, 2003	9,140

NOTE 8—EARNINGS PER SHARE

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

The table below summarizes the determination of shares used in per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Outstanding end of period:
Common Stock	86,161	91,869	86,161	91,869
Common Stock to be issued	2,919	5,716	2,919	5,716

	89,080	97,585	89,080	97,585
Effect of weighting and Treasury Stock	2,278	1,954	3,085	1,109

Shares used in per share calculations-basic	91,358	99,539	92,165	99,694
Effect of weighting and assumed share equivalents for outstanding stock options at less than the weighted average stock price	1,659	—	1,660	—

Shares used in per share calculations-diluted	93,017	99,539	93,825	99,694

Anti-dilutive stock options not included above	5,785	16,005	5,785	16,005

NOTE 9—SEGMENT FINANCIAL INFORMATION

The Company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (FAS 131). FAS 131 requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by service line, and that sufficient information is now available to permit such reporting. The Company’s reportable segments are oncology pharmaceutical services, other practice management services, cancer center services and other services.

The oncology pharmaceutical services segment purchases and manages specialty oncology pharmaceuticals for the Company’s affiliated practices. Management of the administrative aspects of affiliated medical oncology practices is included in the other practice management services segment. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The cancer research services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The operating results of this segment are reflected in the “other” category. The Company’s business is conducted entirely in the United States.

The financial results of the Company’s segments are presented on the accrual basis. For the first quarter of 2003, 97.5% of the Company’s oncology pharmaceutical services revenue and cancer center services revenue was derived from the PPM model with the remainder derived under service line model agreements providing oncology pharmaceutical services. To determine results of the oncology pharmaceutical services segment with respect to practices managed under the Company’s PPM model, management has assumed that the pharmaceuticals purchased and pharmacy management services under this segment are provided at the rates at which the Company offered to provide those services to PPM practices that converted to the service line model. Therefore, the financial results of that segment include inter-segment revenues while other practice management services reflects PPM results after the effect of removing the oncology pharmaceutical services results and cancer center services results (which are actual results of that service line within the PPM model) disclosed below. As such, the combined operating results of the oncology pharmaceutical services segment and other practice management segments for the quarters ended June 30, 2003 and 2002 represent the operating results under the Company’s PPM activities relative to the management of the non-medical aspects of affiliated medical oncology practices plus the results under oncology pharmaceutical services for practices under service line model agreements.

Asset information by reportable segment is not reported since the Company does not produce such information internally.

The Company evaluates the performance of its segments based on, among other things, earnings before interest, taxes, depreciation, amortization and loss on early extinguishment of debt (EBITDA).

The table below presents information about reported segments for the six months ended June 30, 2003 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Total
Net operating revenue	$558,540	$449,431	$162,456	$30,406	$1,200,833
Amounts retained by affiliated practices	(437)	(210,013)	(50,197)	(1,564)	(262,211)

Revenue	558,103	239,418	112,259	28,842	938,622
Operating expenses	(506,552)	(196,845)	(90,941)	(79,517)	(873,855)

Income (loss) from operations	51,551	42,573	21,318	(50,675)	64,767
Depreciation and amortization	49	—	14,586	23,144	37,779

EBITDA	$51,600	$42,573	$35,904	$(27,531)	$102,546

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The table below presents information about reported segments for the six months ended June 30, 2002 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Total
Net operating revenue	$430,584	$414,636	$156,244	$31,060	$1,032,524
Amounts retained by affiliated practices	1,108	(179,885)	(49,110)	(2,533)	(230,420)

Revenue	431,692	234,751	107,134	28,527	802,104
Operating expenses	(392,999)	(187,651)	(83,178)	(120,002)	(783,830)

Income (loss) from operations	38,693	47,100	23,956	(91,475)	18,274
Depreciation and amortization	342	—	9,965	25,911	36,218

EBITDA	$39,035	$47,100	$33,921	$(65,564)	$54,492

The table below presents information about reported segments for the quarter ended June 30, 2003 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Total
Net operating revenue	$295,753	$231,550	$83,164	$16,238	$626,705
Amounts retained by affiliated practices	(183)	(109,423)	(25,210)	(477)	(135,293)

Revenue	295,570	122,127	57,954	15,761	491,412
Operating expenses	(269,759)	(100,293)	(48,776)	(39,159)	(457,987)

Income (loss) from operations	25,811	21,834	9,178	(23,398)	33,425
Depreciation and amortization	29	—	8,750	10,187	18,966

EBITDA	$25,840	$21,834	$17,928	$(13,211)	$52,391

The table below presents information about reported segments for the quarter ended June 30, 2002 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Total
Net operating revenue	$224,952	$213,182	$78,509	$14,999	$531,642
Amounts retained by affiliated practices	487	(95,582)	(24,433)	(1,295)	(120,823)

Revenue	225,439	117,600	54,076	13,704	410,819
Operating expenses	(204,829)	(93,987)	(40,906)	(80,415)	(420,137)

Income (loss) from operations	20,610	23,613	13,170	(66,711)	(9,318)
Depreciation and amortization	151	—	4,768	13,428	18,347

EBITDA	$20,761	$23,613	$17,938	$(53,283)	$9,029

NOTE 10—COMMITMENTS AND CONTINGENCIES

As disclosed in Part II, Item 1, under the heading “Legal Proceedings,” the Company is aware that it and certain of its subsidiaries and affiliated practices have in the past been the subject of qui tam lawsuits filed under seal alleging healthcare law violations. Although the suits of which the Company is aware have been dismissed, because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 11—RECENT PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (FAS 145). FAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”. By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should no longer be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. FAS 145 is effective for all fiscal years beginning after May 15, 2002, including all prior year presentations. Upon adoption of FAS 145 in January 2003, the Company reclassified the $13.6 million extraordinary loss on early extinguishment of debt in the first quarter of 2002 as a separate component of other income (expense) in its condensed consolidated statement of operations and comprehensive income.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective in relation to certain issues for fiscal quarters that began prior to June 15, 2003 and for certain contracts entered into after June 30, 2003. The adoption of SFAS 149 had no initial impact on the Company’s financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 had no initial impact on the Company’s financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2003.

US Oncology, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K for 2002 and subsequent filings with the Securities and Exchange Commission (SEC). Our SEC filings are available on our website at www.usoncology.com.

GENERAL

We provide comprehensive services to our network of affiliated practices, made up of more than 825 affiliated physicians in over 440 sites, with the mission of expanding access to and improving the quality of cancer care in local communities and advancing the delivery of care. The services we offer include:

•	Medical Oncology Services. We provide oncology pharmaceutical services and other practice management services to medical oncologists.

•	Oncology Pharmaceutical Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. We are responsible for purchasing, delivering and managing $1 billion of pharmaceuticals annually through a network of 42 licensed pharmacies, 121 pharmacists and 250 pharmacy technicians.

•	Other Practice Management Services. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated medical oncology practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers that integrate a broad array of outpatient cancer care services, from laboratory and diagnostic radiology capabilities to chemotherapy and radiation therapy. We have developed and operate 76 integrated community-based cancer centers and manage over one million square feet of medical office space. We have installed and manage 19 Positron Emission Tomography (PET) units and 102 Linear Accelerators, as well as 51 Computerized Axial Tomography (CT) units.

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently manage 74 clinical trials, supported by our network of over 300 participating physicians in more than 170 research locations.

We offer these services through two business models, the Physician Practice Management “PPM” model, under which we provide all of the above services under a single contract with a single fee based on overall practice performance, and the “service line model,” under which practices contract with us to purchase certain of the above services, each under a separate contract, with a separate fee methodology for each service.

Under the PPM model, we are reimbursed for all expenses and receive a fee generally based on one of two models. Under some agreements, the fees are based on practice earnings before taxes—known as

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

the “earnings model,” subject to reductions in our fees for exceeding return on capital thresholds. In others, the fee consists of a fixed fee, a percentage of the practice’s revenues (in most states) and, if certain performance criteria are met, a performance fee—known as the “net revenue model.” Under the net revenue model, the practice is entitled to retain a fixed portion of its net revenue before any service fee is paid, provided that all operating expenses have been reimbursed. In certain states our fee is a fixed fee.

Our “service line model,” which we are offering to practices outside of our existing PPM network, allows oncology practices to obtain our services without entering into comprehensive service agreements that would call for our involvement in all business aspects of their day-to-day operations. Instead, physician practices are able to purchase only some of our services (such as pharmacy services), as their needs warrant. Under this service line structure, we do not pay consideration to physicians in new markets to acquire the non-medical assets of their practices.

We have organized the company in three divisions, and manage and operate our business under distinct service lines. This report includes segment financial information that reflects a division of our existing PPM operations into the various service line offerings in the PPM relationship. As we enter into new service line model agreements, we will report revenue from those agreements in the appropriate segment.

Under the service line model, we are offering physician groups three service lines, each with a separate agreement. Those agreements are structured as follows:

Oncology Pharmaceutical Services. The oncology pharmaceutical services service line combines all of our core competencies and service offerings related to oncology drugs into a single, coordinated business division. The division provides a comprehensive, integrated solution to all of the drug needs of an oncology practice, from purchasing drugs and supplies to mixing and managing drugs for infusion, to post-use evaluation and data aggregation. We offer a variety of contract options under which practices may contract to purchase only selected services under this service line, with an option to upgrade to a fully integrated pharmacy solution. We also act as a group purchasing organization and receive a fee from pharmaceutical manufacturers for this service, as well as for providing data and informational services to pharmaceutical companies.

Cancer Center Services. We agree to develop outpatient cancer centers under development agreements and leases with physician practices. Under the leases, we expect to receive our economic costs of the property. In addition, we provide management services and expect to receive an additional fee of 30% of net earnings from radiation and diagnostic operations, subject to adjustments.

Cancer Research Services. We contract with pharmaceutical companies and others needing research services on a per trial basis. Our contracts with physician groups outline the terms of access to clinical trials and provide for research related services. We pay physicians for each trial based on economic considerations relating to that trial.

CURRENT REIMBURSEMENT ISSUES

On June 27, 2003, the United States House of Representatives and Senate each passed legislation establishing prescription drug coverage for Medicare beneficiaries. Oncology drugs are currently among the few drugs covered by Medicare for outpatients. The two bills include different provisions to reform the current system of reimbursement for oncology drugs, which is based on average wholesale price (AWP).

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

Under the House bill, physicians would be reimbursed for cancer drugs by choosing either to write a prescription to a third party contractor who would then ship the drug to the doctor, or to submit a claim to Medicare as they currently do and be reimbursed at a reduced amount based on average sales price.

The Senate bill provides for physicians to be reimbursed for chemotherapy drugs at AWP minus 15% initially, which amount would be reduced over time to a survey-based approximation of acquisition cost of the drugs. Each of the bills includes a provision for increasing payments for other practice expenses. However, as adopted, we do not believe that either bill contemplates an adequate adjustment in those payments.

The net result of either one of these bills, as passed, would be the removal of hundreds of millions of dollars each year from the cancer care system in this country, which could, in turn, adversely affect physician practices’ ability to provide chemotherapy services. Indeed, in a recent survey conducted by the American Society for Clinical Oncology (ASCO), nearly one-fifth of oncologists surveyed said that they would stop treating Medicare patients entirely if either of the Medicare bills became law. In addition, according to the ASCO survey, large numbers of physicians would be forced to limit clinical trial activities and research in their offices, and many older physicians stated that they would simply retire from practicing medicine. Perhaps most alarming is that 73% of those physicians surveyed said that they would send Medicare chemotherapy patients to a hospital instead of treating them in the more convenient, lower-cost outpatient setting. It is unclear that hospitals would be able to deal with this influx of new patients.

Additionally, the press has reported that the Centers for Medicare and Medicaid Services (CMS) intends to introduce new rules that propose various options for reducing Medicare reimbursement for cancer drugs. The options include reducing Medicare reimbursement to AWP minus 15%, matching Medicare reimbursement to private reimbursements or reimbursing for pharmaceuticals based on government survey measuring prices generally available to providers.

We remain committed to maintaining a voice in Washington and will continue to advocate a sensible, balanced approach to reimbursement reform. While we agree that Congress must act to control rising drug costs, we believe that it is imprudent to do so by compromising the outpatient cancer care delivery system, which now treats 80% of the Americans who are battling this devastating disease. We have supported a balanced reform that would cap increases in pharmaceutical payments by Medicare, while increasing payment for practice expenses, in order to preserve a sustainable outpatient care system for Medicare patients.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) any statements contained herein regarding the prospects for any of our business or services and our development activities relating to the service line model, cancer centers and PET installations; (iii) any statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans” or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

US Oncology’s business and results of operations are subject to risks and uncertainties, many of which are beyond the Company’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Factors that could cause actual results to differ materially include, but are not limited to, reimbursement rates for pharmaceutical products, the success of the service line model, transition of existing practices, our ability to attract and retain additional physicians and practices under the service line model, expansion into new markets, our ability to develop and complete cancer centers and PET

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

installations, our ability to maintain good relationships with our affiliated practices, our ability to recover the cost of our investment in cancer centers, government regulation and enforcement (and the related impact of qui tam suits), reimbursement for healthcare services, particularly including reimbursement for pharmaceuticals, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, our ability to create and maintain favorable relationships with pharmaceutical companies and other suppliers and the operations of the Company’s affiliated physician groups. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent filings with the SEC, particularly the section entitled “Risk Factors,” for a more detailed discussion of certain of these risks and uncertainties.

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

In addition to the Risk Factors discussed and referenced above, investors should consider the following additional risks.

Legislation pending in the United States Congress could have a material adverse effect on our business.

On June 27, 2003, each of the United States Senate and House of Representatives passed bills providing for a broad prescription drug benefit under Medicare. Each of those bills would also change the way in which oncologists are reimbursed for oncology pharmaceuticals under Medicare and lead to significant reductions in that reimbursement. The bills are now before a conference committee of the House and Senate, which must agree on a single, negotiated bill in order for legislation to be enacted.

Currently, drugs used by oncologists are among the few drugs covered by Medicare for outpatients. Providers are reimbursed for drugs based on the average wholesale price (AWP) of the drugs. AWP is determined by third-party information services using data furnished by pharmaceutical companies or market surveys. Cancer care providers are reimbursed by Medicare for pharmaceuticals themselves and the costs of administration, with the bulk of reimbursement being for the drugs themselves. Typically, providers acquire drugs at prices that are less than AWP. Accordingly, the reimbursement received from Medicare by providers for dispensing many pharmaceuticals exceeds the cost of the pharmaceuticals themselves. However, there are many other costs of administration, such as supplies, nursing time, storage and preparation of drugs, financial counseling, bad debt, psychological and social services, capital costs, occupancy costs and other costs, that are not covered or not adequately reimbursed by Medicare reimbursement for drug administration. Providers rely on drug reimbursement to be able to fund these other aspects of care for which Medicare reimbursements are substantially less than actual expenses and to support the outpatient cancer care delivery system.

During 2002, approximately $1.3 billion in net operating revenue, out of a total of $2.1 billion, was attributable to amounts paid by all payors to US Oncology affiliated physicians for pharmaceuticals. Approximately 41% of net patient revenue of our PPM practices is derived from Medicare, those practices’ largest payor.

The bill passed by the House would require physicians to either purchase oncology drugs for Medicare patients through third-party vendors and receive no reimbursement, or continue billing for the drugs at significantly reduced rates. The Senate bill mandates a significant reduction in government reimbursement by initially paying at AWP minus 15%, with further reductions to reimbursement based on an approximation of acquisition cost rather than AWP. Each of these bills would result in a significant reduction in the amount that Medicare reimburses cancer care providers for chemotherapy drugs. Although both bills contemplate an assessment by CMS of what increases in other oncology

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

reimbursement would be required to preserve the oncology delivery system, it is unclear whether these assessments will yield adequate adjustments.

Additionally, the press has reported that CMS intends to introduce new rules that propose various options for reducing Medicare reimbursement for cancer drugs. The options include reducing Medicare reimbursement to AWP minus 15%, matching Medicare reimbursement to private reimbursements or reimbursing for pharmaceuticals based on government survey measuring prices generally available to providers.

We believe that any significant reduction in reimbursement for pharmaceuticals without a sufficient increase in rates of reimbursement for other oncology services could significantly compromise the ability of cancer care providers to continue to administer drugs in an outpatient setting. To the extent cancer care providers are able to continue to provide full range medical oncology services in the outpatient setting, such a change could nevertheless have a material adverse effect on the financial results of cancer care providers, which in turn would adversely affect our results of operations, financial condition and prospects.

It is impossible to determine at this time what legislation, if any, will ultimately be adopted. The proposed cancer reimbursement changes are part of much larger bills, with numerous factors impacting their likelihood of passage. Several of the fundamental aspects of the bills, such as how third-party vendors will be selected and priced, how average sales price will be determined, or how other reimbursement will increase, also remain largely undefined. These issues apply equally to the CMS proposal. It is also our experience that changes in Medicare reimbursement often lead to corresponding changes in reimbursement from other payors, although it is not possible for us to assess the likelihood and extent of such impact on other, non-governmental payors. Most of our managed care agreements can be terminated by either party with little notice and many refer to AWP-based reimbursement, increasing the likelihood that they will be renegotiated if there is material change in governmental reimbursement. Finally, many of our management services agreements with PPM practices include a clause requiring renegotiation of their terms upon certain materially adverse changes in governmental reimbursement or regulation. In the event such clauses were triggered by any reimbursement change, our network and results of operations would be subject to even greater uncertainty.

For these reasons, we cannot at this time assess what the likely impact of the pending legislation will be. However, regardless of what is ultimately adopted, continued uncertainty surrounding Medicare reimbursement will have an adverse impact on our business operations and markets for our securities. Furthermore, as we have previously stated, there is a possibility that changes that are ultimately adopted could have a material adverse effect on outpatient cancer care in this country and on our financial condition, results of operations and business prospects. Adverse effects could include an inability to maintain or expand our network, additional impairments of service agreements and other long-term assets, inability to access capital, significantly reduced earnings and a significantly depressed share price.

A pending Congressional inquiry could harm our business.

We have been asked to furnish certain information regarding pharmaceutical purchasing and usage by our network in connection with the House of Representatives’ Energy and Commerce Committee’s investigation into reimbursement of oncology pharmaceuticals under the Medicaid program. We are in the process of assisting the committee with its investigation.

The committee’s inquiry does not constitute a formal allegation of illegality or wrongdoing by us. We understand that the inquiry is part of a broader inquiry of pharmaceutical practices under Medicaid generally and that requests for information have been sent to numerous pharmaceutical companies, oncology-based group purchasing organizations, distributors and state governors, as well as US Oncology. The investigation deals with Medicaid reimbursements, which constitute less than 3% of our

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

network’s net patient revenue. However, we cannot assure you as to what course the investigation may ultimately take, or whether its scope will be expanded or its focus narrowed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to service agreements, accounts receivable, reimbursement, pharmaceutical rebates, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded unusual charges to reflect revisions in our valuations of accounts receivable as a result of actual collections patterns or a sale of accounts receivable. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we continue to evaluate receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation, revenue recognition (including calculation of physician compensation), general estimates of accruals, including accruals relating to accounts receivable, and intangible asset amortization and impairment. Please refer to the “Critical Accounting Policies” section of our Annual Report on Form 10-K for the year ended December 31, 2002 for a more detailed discussion of such policies.

DISCUSSION OF NON-GAAP INFORMATION

In this report, we use certain measurements of our performance that are not calculated in accordance with Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are derived from relevant items in our GAAP financials. A reconciliation of the non-GAAP measure to our income statement is included in this report.

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

“Net operating revenue” is our revenue, plus amounts retained by our affiliated physicians. We believe net operating revenue is useful to investors as an indicator of the overall performance of our network, since it represents the total revenue of all of our PPM practices, without taking into account what portion of that is retained as physician compensation. In addition, by comparing trends in net operating revenue to trends in our revenue, investors are able to assess the impact of trends in physician compensation on our overall performance.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

“Net patient revenue” is the net revenue of our affiliated practices under the PPM model for services rendered to patients by those affiliated practices. Net patient revenue will also include the net revenue relating to radiation operations of practices that enter into our cancer center services agreement. Net patient revenue is the largest component (93.2% in the first six months of 2003) of net operating revenue. It is a useful measure because it gives investors a sense of the overall operations of our PPM network and other business lines in which our revenue is derived from payments for medical services to patients and in which we are responsible for billing and collecting such amounts.

“EBITDA” is earnings before taxes, interest, depreciation and amortization, and loss on early extinguishment of debt. We believe EBITDA is a commonly applied measurement of financial performance. We believe EBITDA is useful to investors because it gives a measure of operational performance without taking into account items that we do not believe relate directly to operations—such as depreciation and amortization, which are typically based on predetermined asset lives, and thus not indicative of operational performance, or that are subject to variations that are not caused by operational performance—such as tax rates or interest rates. EBITDA is a key tool used by management in assessing our business performance both as a whole and with respect to individual sites or product lines.

“Field EBITDA” is EBITDA plus physician compensation and corporate general and administrative expenses. Like net operating revenue, Field EBITDA provides an indication of our overall network operational performance, without taking into account the effect of physician compensation and corporate general and administrative expense.

RESULTS OF OPERATIONS

The Company was affiliated (including under the service line) with the following number of physicians by specialty:

	June 30,
	2003	2002
Medical oncologists	686	676
Radiation oncologists	113	126
Other oncologists	37	30

Total oncologists	836	832
Diagnostic radiologists	—	39

Total physicians	836	871

The Company was affiliated with the following number of physicians by business model:

	June 30,
	2003	2002
PPM	776	851
Service line	60	20

	836	871

Subsequent to June 30, 2003, we have converted one net revenue practice with 16 physicians to the service line, and we have affiliated with 3 additional practices, bringing to 760 and 90 our total physicians affiliated under the PPM model and service line, respectively.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

The following table sets forth the change in the number of physicians affiliated with the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Affiliated physicians, beginning of period	885	867	884	868
Physician practice affiliations	4	11	17	11
Recruited physicians	11	12	20	19
Physician practice separations	(52)	—	(62)	—
Retiring/Other	(12)	(19)	(23)	(27)

Affiliated physicians, end of period	836	871	836	871

The following table sets forth the number of cancer centers and PET units managed by the Company:

	June 30,
	2003	2002
Cancer centers	76	77
PET units	19	13

The following table sets forth the key operating statistics as a measure of the volume of services provided by our PPM practices:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Medical oncology visits	609,208	617,635	1,194,894	1,234,848
Radiation treatments	165,358	162,259	330,928	325,270
Radiation treatments per day	2,584	2,535	2,606	2,561
PET scans	4,752	3,088	8,963	6,012
New patients enrolled in research studies	951	766	1,856	1,614

Net Operating Revenue. Net operating revenue includes three components—net patient revenue, service line revenue and our other revenue:

•	Net patient revenue. We report net patient revenue for those business lines under which our revenue is derived from payments for medical services to patients and we are responsible for billing those patients. Currently, net patient revenue consists of patient revenue of affiliated practices under the PPM model. Net patient revenue also will include revenues of practices that enter into service line agreements for cancer center services.

•	Service line revenue. Revenues from pharmaceutical services rendered by us under our oncology pharmaceutical services service line agreements.

•	Other revenue. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

The following table shows the components of our net operating revenue for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net patient revenue	$577,855	$515,377	$1,118,997	$998,567
Service line revenue	31,688	1,556	48,118	1,556
Other revenue	17,162	14,709	33,718	32,401

Net operating revenue	$626,705	$531,642	$1,200,833	$1,032,524

Net patient revenue is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts and other risks of collection. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined and may result in either increases or decreases in revenues. Net operating revenue is reduced by amounts retained by the practices under our PPM service agreements to arrive at the amount we report as revenue in our financial statements.

The following table shows our net operating revenue by segment for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Oncology pharmacy management services	$295,753	$224,952	$558,540	$430,584
Other practice management services	231,550	213,335	449,431	414,636

Medical oncology services	527,303	438,287	1,007,971	845,220
Cancer center services	83,164	78,509	162,456	156,244
Other segment revenue	16,238	14,846	30,406	31,060

	$626,705	$531,642	$1,200,833	$1,032,524

Our medical oncology net operating revenue comprises (i) our oncology pharmaceutical services revenue, which represents the revenue attributable to our providing drugs to medical oncologists under either the PPM model or the service line model, plus (ii) our other practice management services revenue, since our practice management services revenue is derived from providing services to medical oncologists. When we announced the introduction of our service line model in the fall of 2001, we offered all of our currently affiliated PPM practices the opportunity to terminate their PPM agreements and instead obtain our services under the service line model. To calculate the amount of oncology pharmaceutical services revenue we derive from practices under the PPM Model, we assume that those practices purchase pharmaceuticals through us on the terms offered to such practices in connection with such conversion.

Our other practice management services revenue is derived solely from medical oncologists, so a portion of that revenue is attributable to revenues derived from pharmaceuticals, since our PPM agreements include management fees based on overall practice performance. Any change in reimbursement that adversely impacts medical oncologists’ financial results would adversely impact our other practice management services revenue, particularly under the net revenue model, and may impact our oncology pharmaceutical services revenue under the service line model. During 2002, approximately $1.3 billion in net operating revenue, out of a total of $2.1 billion, was attributable to amounts paid by payors to physicians for pharmaceuticals.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

Revenue attributable to services provided in connection with radiation oncology and diagnostic radiology under either the PPM model or the service line model appears as cancer center services revenue.

Medical oncology net operating revenue increased from $845.2 million in the first six months of 2002 to $1,008.0 million in the first six months of 2003, an increase of $162.8 million or 19.3%. Medical oncology net operating revenue increased from $438.3 million in the second quarter of 2002 to $527.3 million for the second quarter of 2003, an increase of $89.0 million or 20.3%. The growth in medical oncology revenue is primarily attributable to the use of a small number of new pharmaceutical products and additional supportive care drugs, rather than increased patient volume. During the second quarter of 2003, medical oncology visits decreased by 1.4% compared to the same prior year period as a result of PPM practice disaffiliations since June 30, 2002, representing 31 medical oncologists, and conversions to the service line model, representing 34 medical oncologists, since service line model visits are not included in our patient volume statistics. Same practice medical oncology visits for the second quarter of 2003 increased 7.6% over the same prior year period. Also contributing to the increase in medical oncology revenue for the second quarter of 2003 is an increase in service line revenue of $30.1 million and increased group purchasing organization revenues of $0.9 million as compared to the comparable prior year quarter. In addition to conversions, since June 30, 2002 and through June 30, 2003, we have entered into service line agreements with four medical oncology practices, representing 18 physicians.

Cancer center services net operating revenue increased from $156.2 million in the first six months of 2002 to $162.5 million in the first six months of 2003, an increase of $6.2 million, or 4.0%. Cancer center services net operating revenue increased from $78.5 million in the second quarter of 2002 to $83.2 million for the second quarter of 2003, an increase of $4.7 million, or 5.9%. Such increases are attributable to increased radiology revenue from PET services and to an increase in radiation oncology revenue. PET scans increased from 3,088 in the second quarter of 2002 to 4,752 in the second quarter of 2003, an increase of 53.9%. The increase in the number of PET scans is attributable to our opening six PET units since June 30, 2002, as well as growth of 24.0% in the number of scans on the thirteen PET units that were operational during the second quarter of 2002. Radiation treatments increased from 162,259 in the second quarter of 2002 to 165,358 in the second quarter of 2003, an increase of 1.9%. Since June 30, 2002, we have disaffiliated with four radiation oncology practices with operations in five cancer centers. In addition, we have opened five cancer centers and closed two centers since the second quarter of 2002. Same practice radiation treatments increased from 152,196 in the second quarter of 2002 to 157,100 in the second quarter of 2003, an increase of 3.2%. We currently have nine cancer centers and four PET installations in various stages of development. Partially offsetting the increases in PET and radiation oncology is a decrease in diagnostic revenue resulting from our sale of technical radiology assets during the second quarter of 2002.

Other segment net operating revenue decreased from $31.1 million in the first six months of 2002 to $30.4 million in the first six months of 2003, a decrease of $0.7 million, or 2.1%. Other segment net operating revenue increased from $14.8 million in the second quarter of 2002 to $16.2 million for the second quarter of 2003, an increase of $1.4 million, or 9.4%. The increase is primarily attributable to a 24.2% growth in new patients enrolled in research studies in the second quarter as compared to the second quarter of 2002.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

During the second quarter of 2003, 92.4% of our net operating revenue was derived from practices under the PPM model as of June 30, 2003. The following table shows the amount of operating revenue we derived under each type of service agreement at the end of the respective period for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002		Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Earnings model	$417,720	66.7	$331,590	62.4	$801,034	66.7	$643,788	62.4
Net revenue model	161,124	25.7	192,048	36.1	318,509	26.5	370,775	35.9
Service line model	31,688	5.0	1,556	0.3	48,118	4.0	1,556	0.1
Other	16,173	2.6	6,448	1.2	33,172	2.8	16,405	1.6

	$626,705	100.0	$531,642	100.0	$1,200,833	100.0	$1,032,524	100.0

Since the beginning of 2001 and through June 30, 2003, eighteen practices accounting for 27.0% of net operating revenue in 2002 have converted from the net revenue model to the earnings model.

The following table indicates the number of practices on each model as of June 30 for each of 2002 and 2003 and as of December 31, 2002:

	June 30, 2003	December 31, 2002	June 30, 2002
Earnings Model	26	25	23
Net Revenue Model	12	12	14
Service Line Model	11	7	4

During the first quarter of 2003, we transitioned one net revenue model practice to the service line model and one net revenue model practice to the earnings model, and disaffiliated from ten physicians who had practiced at the group that converted to the earnings model. We also commenced operations at two new practices under the service line model.

During the second quarter of 2003, we commenced operations at one new service line practice and disaffiliated with a radiology group consisting of 39 physicians accounting for $11.4 million of our net operating revenue for the first six months of 2003.

Effective July 1, 2003, we converted the medical oncology portion of a net revenue model practice, which accounted for $24.8 million of our net operating revenue for the first six months of 2003 to the service line model. That practice’s six radiation oncology physicians disaffiliated during the second quarter.

Revenue. Our revenue is net operating revenue, less the amount retained by our affiliated physician practices under PPM service agreements.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

The following presents the amounts included in determination of our revenue for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net operating revenue	$626,705	$531,642	$1,200,833	$1,032,524
Amounts retained by practices	(135,293)	(120,823)	(262,211)	(230,420)

Revenue	$491,412	$410,819	$938,622	$802,104

Amounts retained by practices increased from $230.4 million in the first six months of 2002 to $262.2 million in the first six months of 2003, an increase of $31.8 million, or 13.8%. Amounts retained by practices increased from $120.8 million in the second quarter of 2002 to $135.3 million in the second quarter of 2003, an increase of $14.5 million, or 12.0%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. Amounts retained by practices as a percentage of net operating revenue decreased from 22.3% to 21.8% for the first six months of 2002 and 2003, respectively, and from 22.7% to 21.6% for the second quarters of 2002 and 2003, respectively. The decrease in amounts retained by practices as a percentage of net operating revenue is attributable to increased revenues under the service line model, reduction in operating margins of our affiliated practices and the conversion of practices to the earnings model.

Revenue increased from $802.1 million for the first six months of 2002 to $938.6 million for the first six months of 2003, an increase of $136.5 million, or 17.0%. Revenue increased from $410.8 million for the second quarter of 2002 to $491.4 million for the second quarter of 2003, an increase of $80.6 million, or 19.6%. Revenue growth was caused by increases in revenues attributable to pharmaceuticals and new service line revenues, and to a lesser extent, an increase in diagnostic and radiation revenues.

The following table shows our revenue by segment for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Oncology pharmaceutical management services	$296,319	$225,439	$558,852	$431,692
Other practice management services	121,378	117,753	238,669	234,751

Medical oncology services	417,697	343,192	797,521	666,443
Cancer center services	57,954	54,076	112,259	107,134
Other segment revenue	15,761	13,551	28,842	28,527

	$491,412	$410,819	$938,622	$802,104

Trends in our revenue by segment are caused by the same factors affecting net operating revenue segments and are discussed above.

Medicare is the practices’ largest payor. During the first six months of 2003 and 2002 approximately 41% of the PPM practices’ net patient revenue was derived from Medicare payments. This percentage varies among practices. No other single payor accounted for more than 10% of our revenues in the first six months of 2003 or 2002.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Pharmaceuticals and supplies	57.2	52.1	56.3	51.3
Field compensation and benefits	18.2	21.0	18.9	21.5
Other field costs	10.6	11.3	10.5	11.8
General and administrative	3.3	3.8	3.4	3.6
Impairment, restructuring and other charges	—	9.6	—	5.0
Depreciation and amortization	3.9	4.5	4.0	4.5

Income (loss) from operations	6.8	(2.3)	6.9	2.3
Interest expense, net	(1.0)	(1.5)	(1.1)	(1.4)
Loss on early extinguishment of debt	—	—	—	(1.7)

Income (loss) before income taxes	5.8	(3.8)	5.8	(0.8)
Income tax benefit (provision)	(2.2)	1.5	(2.2)	0.3

Net income (loss)	3.6%	(2.3)%	3.6%	(0.5)%

Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $411.8 million in the first six months of 2002 to $528.0 million in the same period of 2003, an increase of $116.1 million, or 28.2%. Pharmaceuticals and supplies expense increased from $214.2 million in the second quarter of 2002 to $281.3 million in the second quarter of 2003, an increase of $67.1 million, or 31.3%. As a percentage of revenue, pharmaceuticals and supplies increased from 51.3% in the first six months of 2002 to 56.3% in the same period in 2003 and from 52.1% in the second quarter of 2002 to 57.2% in the second quarter of 2003. The increase was attributable to a larger portion of our operating revenue being derived from pharmaceuticals, more expensive drugs and to a lesser extent the conversion of four affiliated practices to, and the addition of eight practices in new markets under, the service line model since the second quarter of 2002.

As noted above, Congress and CMS are both currently considering significant reductions in Medicare reimbursement for pharmaceuticals. These reductions could increase pharmaceutical costs as a percentage of revenue by reducing revenues without corresponding reduction in the amount pharmaceutical companies charge for the products. Any change in reimbursement methodology could also otherwise adversely affect our ability to control costs or change the way in which pharmaceutical companies price their products.

We expect that third-party payors will continue to negotiate or mandate the reimbursement rates for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates together with shifts in revenue mix may continue to adversely impact our margins with respect to such items. In both regulatory and litigation activity, federal and state governments are focusing on decreasing the amount governmental programs pay for drugs. Current governmental focus on average wholesale price (AWP) as a basis for reimbursement could also lead to a wide-ranging reduction in the reimbursement for pharmaceuticals by both governmental and commercial payors. Commercial and governmental payors also continue to try to implement both voluntary and mandatory

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

programs in which the practice must obtain drugs they administer to patients from a third party and that third party, rather than the practice, receives payment for the drugs directly from the payor, and to otherwise reduce drug expenditures. We continue to believe that single-source drugs, possibly including oral drugs, will continue to be introduced at a rapid pace, thus further negatively impacting margins.

In response to this decline in margin relating to certain pharmaceutical agents, we have developed and are implementing a number of drug management programs which are designed to provide affiliated practices with practical tools for process improvement, cost reduction and decision support in relation to pharmaceuticals. The successful conversion of net revenue model practices to the earnings model and implementation of the service line structure should both also help reduce the impact of the increasing cost of pharmaceuticals and supplies and the effect of reduced levels of reimbursement. In addition, we have numerous efforts under way to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control and are assessing other strategies to address this trend. We also continue to seek to expand into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. However, as long as pharmaceuticals continue to become a larger part of our revenue mix as a result of changing treatment patterns (rather than growth of our business), we believe that our overall margins could continue to be adversely impacted. In addition, the pharmacy service line is a lower-margin business than our PPM model. Although we believe it reduces risk in certain respects, to the extent we add additional service line practices under the pharmacy service line, we would expect our overall margin percentages to be adversely impacted.

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices’ employees (other than physicians), increased from $172.3 million in the first six months of 2002 to $177.4 million in the first six months of 2003, an increase of $5.1 million, or 3.0%. Field compensation and benefits increased from $86.2 million in the second quarter of 2002 to $89.5 million in the second quarter of 2003, an increase of $3.4 million or 3.9%. As a percentage of revenue, field compensation and benefits decreased from 21.5% in the first six months of 2002 to 18.9% in the first six months of 2003, and from 21.0% in the second quarter of 2002 to 18.2% in the second quarter of 2003. The decrease as a percentage of revenue is attributable to pharmaceutical revenues increasing at a more rapid rate than compensation and benefits and the incremental service line revenue in 2003.

Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $94.3 million in the first six months of 2002 to $98.7 million in the first six months of 2003, an increase of $4.5 million, or 4.8%. Other field costs increased from $46.4 million in the second quarter of 2002 to $51.8 million in the second quarter of 2003, an increase of $5.4 million, or 11.6%. As a percentage of revenue, other field costs decreased from 11.8% in the first six months of 2002 to 10.5% in the first six months of 2003, and from 11.3% in the second quarter of 2002 to 10.6% in the second quarter of 2003. The increase in other field costs is partially attributable to $0.9 million recognized in the second quarter of 2003 in connection with the disaffiliation of a radiology practice consisting of 39 physicians effective July 1, 2003.

General and Administrative. General and administrative expenses increased from $29.3 million in the first six months of 2002 to $31.9 million in the first six months of 2003, an increase of $2.7 million, or 9.1%. General and administrative expenses increased from $15.7 million in the second quarter of 2002 to $16.4 million in the second quarter of 2003, an increase of $0.7 million, or 4.2%. Such increases are attributable to additional personnel and operating expenses incurred in order to support our development efforts since 2002 combined with our initiative to provide support for the service line operations. As a percentage of revenue, general and administrative costs decreased from 3.6% in the first six months of 2002 to 3.4% in the first six months of 2003, and from 3.8% in the second quarter of 2002 to 3.3% in the second quarter of 2003. Included in our results for the first six months of 2003 are fees of $2.1 million in the first quarter of 2003 and $1.0 million in the second quarter of 2003 for outside consultants for strategic planning services that we would not expect to incur in future periods.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

Overall, we experienced a decline in operating margins with earnings before taxes, interest, depreciation and amortization, and loss on early extinguishment of debt (EBITDA), as a percentage of revenue, decreasing from 11.8% in the first six months of 2002 to 10.9% in the first six months of 2003, and from 11.8% in the second quarter of 2002 to 10.7% in the second quarter of 2003. The decline in operating margins is attributable to the increase in pharmaceutical costs and, to a lesser extent, the increase in service line model agreements, which typically have lower margins.

The following is the EBITDA of our operating segments for the three months ended June 30, 2003 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Total
Revenue	$295,570	$122,127	$57,954	$15,761	$491,412
Operating expenses	(269,759)	(100,293)	(48,776)	(39,159)	(457,987)

Income (loss) from operations	25,811	21,834	9,178	(23,398)	33,425
Depreciation and amortization	29	—	8,750	10,187	18,966

EBITDA	$25,840	$21,834	$17,928	$(13,211)	$52,391

The following is the EBITDA of our operating segments for the three months ended June 30, 2002 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Total
Revenue	$225,439	$117,600	$54,076	$13,704	$410,819
Operating expenses	(204,829)	(93,987)	(40,906)	(80,415)	(420,137)

Income (loss) from operations	20,610	23,613	13,170	(66,711)	(9,318)
Depreciation and amortization	151	—	4,768	13,428	18,347

EBITDA	$20,761	$23,613	$17,938	$(53,283)	$9,029

The following is the EBITDA of our operating segments for the six months ended June 30, 2003 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Total
Revenue	$558,103	$239,418	$112,259	$28,842	$938,622
Operating expenses	(506,552)	(196,845)	(90,941)	(79,517)	(873,855)

Income (loss) from operations	51,551	42,573	21,318	(50,675)	64,767
Depreciation and amortization	49	—	14,586	23,144	37,779

EBITDA	$51,600	$42,573	$35,904	$(27,531)	$102,546

The following is the EBITDA of our operating segments for the six months ended June 30, 2002: (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Total
Revenue	$431,692	$234,751	$107,134	$28,527	$802,104
Operating expenses	(392,999)	(187,651)	(83,178)	(120,002)	(783,830)

Income (loss) from operations	38,693	47,100	23,956	(91,475)	18,274
Depreciation and amortization	342	—	9,965	25,911	36,218

EBITDA	$39,035	$47,100	$33,921	$(65,564)	$54,492

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

The decrease in EBITDA for the other practice management services is primarily attributable to our disaffiliation with four medical oncology practices representing 31 physicians since June 30, 2002.

Medical oncology EBITDA margin decreased from 12.9% in the first six months of 2002 to 11.8% in the first six months of 2003. This decrease is attributable to an increase in lower margin pharmaceuticals.

Cancer center services EBITDA margin increased from 31.7% in the first six months of 2002 to 32.0% in the first six months of 2003. This increase is attributable to exiting from unprofitable sites, investment in technology such as intensity modulated radiation therapy (IMRT), combined with growth in same practice radiation treatments and PET scans. Cancer Center Services EBITDA for the three and six months ended June 30, 2003 includes costs of $0.9 million incurred in connection with our disaffiliation with a radiology group effective June 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense increased from $36.2 million in the first six months of 2002 to $37.8 million in the first six months of 2003, an increase of $1.6 million or 4.3%. Depreciation and amortization expense increased from $18.3 million in the second quarter of 2002 to $19.0 million in the second quarter of 2003, an increase of $0.6 million or 3.4%. The increase in depreciation and amortization expense is attributable to increased investment in radiation and PET technologies, partially offset by impairments of management service agreements and cancer center assets in 2002. The increase was attributable to maintenance and other capital expenditures, partially offset by write-offs of intangible assets. As a percentage of revenue, depreciation and amortization expense decreased from 4.5% in the first six months of 2002 to 4.0% in the first six months of 2003, and from 4.5% in the second quarter of 2003 to 3.9% in the second quarter of 2003. The decline in depreciation and amortization expense as a percentage of revenue reflects the impairment charges on intangible assets and cancer center assets totaling $140.8 million recognized in 2002.

Impairment, Restructuring and Other Charges. We have not recognized any impairment, restructuring and other charges during the first six months of 2003. We recognized the following impairment, restructuring and other charges during the three months and six months ending June 30, 2002 (in thousands):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Service line conversions	$7,545	$7,545
Impairment of service agreement	33,821	33,821
Consulting costs for implementing service line	1,033	1,397
Personnel reduction costs	568	909
Gain on sale of practice assets	(3,917)	(3,917)
Impairment of working capital assets, net	218	218

	$39,268	$39,973

The service line conversions charge related to our transitioning two PPM practices to the service line model during the second quarter of 2002, and comprises (i) a $5.9 million write-off net intangible value of the PPM service agreements at those practices since those agreements were terminated and new agreements were executed to provide only oncology pharmaceutical management services, and a $2.1 million write-off of working capital at those practices, less (ii) $0.4 million in consideration that would have been paid by us that was forfeited by the physicians in those transactions.

The impairment of service agreement during the second quarter of 2002 was a non-cash, pretax charge of $33.8 million related to a net revenue model service agreement that became impaired during the second quarter based upon our analysis of projected cash flows under that agreement, taking into account developments in that market during the quarter.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

During the second quarter of 2002 we recognized $1.0 million professional fees for consultants advising us on the implementation of the service line and $0.6 million for personnel reductions. During the first quarter of 2002, we also recognized charges of $0.7 million consisting of (i) $0.3 million in costs related to personnel reductions, and (ii) $0.4 million in consulting fees related to our introduction of the service line model.

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

The $0.2 million net impairment of working capital assets during the second quarter of 2002 comprised (i) an aggregate charge of $3.3 million for the reduction in the estimated recoverable amount of working capital assets of four practices with which we believed we would terminate our relationships, reduced by (ii) an increase in our estimates of the recoverable amount of working capital assets of a practice with which we separated effective July 1, 2002 on terms that included payment for working capital in excess of our anticipated recovery and of another practice which we had previously believed would disaffiliate, which subsequently converted to the service line model and purchased its working capital assets.

Interest. Net interest expense decreased from $11.6 million in the first six months of 2002 to $10.1 million in the first six months of 2003, a decrease of $1.5 million, or 12.8%. Net interest expense decreased from $6.1 million in the second quarter of 2002 to $5.0 million in the second quarter of 2003, a decrease of $1.2 million, or 19.1%. As a percentage of revenue, net interest expense decreased from 1.4% for the first six months of 2002 to 1.1% for the first six months of 2003, and from 1.5% in the second quarter of 2002 to 1.0% in the second quarter of 2003. Such decreases are due to payment of physician debt, lower borrowing levels during the first six months of 2003, reduced interest rates on our leasing facility and, to a lesser extent, an increase in interest income resulting from improved operating cash flows since June 30, 2002. On February 1, 2002, we refinanced our indebtedness by issuing $175 million in 9.625% Senior Subordinated Notes due 2012 and repaying in full our existing senior secured notes and terminating our existing credit facility. Our previously existing $100 million senior secured notes bore interest at a fixed rate of 8.42% and would have matured as to $20 million in each of 2002-2006. Lower levels of debt during the first six months of 2003, as compared to the same period in 2002, partially offset by the increased rate of interest contributed to the decrease of interest expense.

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

The Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145) effective January 1, 2003. Among other matters, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In connection with its adoption, gains and losses from extinguishments of debt are no longer classified as extraordinary items in the Company’s statement of operations. In addition, prior period financial statements were reclassified to reflect the new standard. As such, the Company reclassified the $13.6 extraordinary loss on early extinguishment of debt recorded in the three months ended March 31, 2002 as a component of interest expense, net, in its condensed consolidated statement of operations.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

Income Taxes. We recognized an effective tax rate of 38.0% for the first six months of 2003 and for the same prior year period.

In September 2001, we announced in a press release that our introduction of the service line structure and transition away from the net revenue model and the related realignment of our business would cause us to record unusual charges for write-offs of service agreements and other assets and other charges. These charges include the impairment, restructuring and other charges and loss on early extinguishment of debt we have recorded during 2002. Throughout 2002, we had recorded $10.3 million in unusual cash charges and $153.4 million in unusual non-cash charges in connection with our transition process. We have not recognized any unusual charges in the first six months of 2003.

The principal category of those prior charges related to the impairment of service agreements. Service agreements were impaired either because of a termination of the agreement (both in disaffiliations and conversions to the service line) or because we determined that the agreement was impaired based on expected future cash flow under the agreement. The latter category of impairment related exclusively to net revenue model practices. Currently, our balance sheet reflects $23.2 million in service agreements under the net revenue model and $223.1 million under the earnings model. Based upon the potential for continued declining performance, we would anticipate that the net revenue model agreements, if not converted to the earnings model, could become impaired in the future. At present, we would not expect earnings model agreements to become impaired, except in the case of disaffiliations or service line conversions. Assuming no material changes in reimbursement, management currently expects that the total amount of charges in connection with our transition is unlikely to exceed $200 million, absent additional disaffiliations or conversions. Material changes in reimbursement could, however, result in additional charges, including additional impairments of service agreements and other long-term assets.

Net Income. Net income increased from a loss of $4.3 million, or ($0.04) per share, in the first six months of 2002 to net income of $33.9 million, or $0.36 per diluted share, in the first six months 2003, an increase of $38.2 million. Net income increased from a loss of $9.6 million in the second quarter of 2002 to net income of $17.7 million in the second quarter of 2003. Included in net income for the first six months of 2002 are restructuring charges of $40.0 million and a loss on early extinguishment of debt of $13.6 million. Excluding these charges, net income for the first six months of 2002 would have been $28.9 million, which represents earnings per share of $0.29.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had net working capital of $133.7 million, including cash and cash equivalents of $96.6 million. We had current liabilities of $366.2 million, including $81.2 million in current maturities of long-term debt, and $191.5 million of long-term indebtedness. During the first six months of 2003, we provided $116.6 million in net operating cash flow, invested $39.5 million, and used cash from financing activities in the amount of $55.5 million. As of August 6, 2003, we had cash and cash equivalents of $123.0 million.

Cash Flows from Operating Activities

During the first six months of 2003, we provided $116.6 million in cash flows from operating activities as compared to $79.8 million in the comparable prior year period. The increase in cash flow is primarily attributable to improved cash collections during the first six months of 2003, offset by federal income tax payments of $8.5 million in the second quarter of 2003. Our accounts receivable days outstanding has improved from 50 days at December 31, 2002 to 43 at June 30, 2003, offset by federal income tax payments of $8.5 million in the second quarter of 2003.

Cash Flows from Investing Activities

During the first six months of 2003 and 2002, we expended $39.5 million and $28.0 million in capital expenditures, including $26.6 million and $15.6 million on the development and construction of cancer centers, respectively. Maintenance capital expenditures were $12.2 million and $11.8 million in the first

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

six months of 2003 and 2002, respectively. For all of 2003, we anticipate expending a total of approximately $30-$35 million on maintenance capital expenditures and approximately $50-$55 million on development of new cancer centers and PET installations. Over the next two to three years, we expect to expend $20-$30 million for upgrades to existing cancer centers, including introduction of intensity modulated radiation therapy (IMRT) and high dose radiotherapy (HDR) equipment.

Cash Flows from Financing Activities

During the first six months of 2003, we used cash from financing activities of $55.5 million as compared to cash provided of $39.2 million in the six months of 2002. Such decrease in cash flow is primarily attributed to the proceeds in 2002 from the issuance of our Senior Subordinated Notes due 2012, net of the cash payments for the retirement of our previously existing indebtedness, including a prepayment premium paid as a result of early extinguishment of our Senior Secured Notes due 2006. In addition, we expended $41.0 million to repurchase 4.8 million shares of our Common Stock during the first six months of 2003.

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

On February 1, 2002, we issued $175 million in 9.625% Senior Subordinated Notes due 2012 to various institutional investors in a private offering under Rule 144A under the Securities Act of 1933. The notes were subsequently exchanged for substantially identical notes in an offering registered under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under those notes are subordinated in substantially all respects to payments under our credit facility and certain other debt.

We entered into a leasing facility in December 1997, under which a lessor entity acquired properties and paid for construction of certain of our cancer centers and leased them to us. It matures in June 2004. As of June 30, 2003, we had $70.2 million outstanding under the facility and no further amounts are available under that facility. The annual rent, which is classified as interest expense, under the lease is approximately $3.2 million, based on interest rates in effect as of June 30, 2003.

Since December 31, 2002, we guarantee 100% of the residual value of the properties in the lease and therefore include the $70.2 million outstanding under the lease as indebtedness on our financial statements. We also include assets under the lease as assets on our balance sheet based upon our determination of fair values of those properties at December 31, 2002. During the first six months we began to recognize a depreciation charge in respect of the assets in the leasing facility amounting to $0.9 million. We did not recognize depreciation expense for those off-balance-sheet assets prior to December 31, 2002.

The lease is renewable in one-year increments with the consent of the financial institutions that are parties thereto. If the lease is not renewed at maturity or otherwise terminates, we must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. Defaults under the lease, which include cross-defaults to other material debt, could result in such a termination, and require us to purchase or remarket the properties. If we sell the properties to third parties, we have guaranteed a residual value of 100% of the total amount outstanding for the properties. The guarantees are collateralized by substantially all of our assets. We have not yet determined whether we will seek to renew the lease. Accordingly, in June 2004, assuming we retain all of the properties, we will be required to repay $70.2 million. Therefore, the amount outstanding has been classified as a current maturity of long-term indebtedness.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – continued

Because the lease payment floats with a referenced interest rate, we are also exposed to interest rate risk under the leasing facility. A 1% increase in the referenced rate would result in an increase in lease payments of $0.7 million annually.

Borrowings under the revolving credit facility and advances under the leasing facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The credit facility, leasing facility and Senior Subordinated Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. Events of default under our credit facility, leasing facility and Senior Subordinated Notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as collateral under the credit facility and the guarantee obligations of our leasing facility.

We are in compliance with covenants under our leasing facility, revolving credit facility and Senior Subordinated Notes, with no borrowings currently outstanding under the revolving credit facility. We have relied primarily on cash flows from our operations to fund working capital and capital expenditures for our fixed assets.

We currently expect that our principal use of funds in the near future will be in connection with the purchase of medical equipment, including upgrades and additional equipment such as IMRT and HDR, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers and PET centers, and implementation of the service line structure. It is likely that our capital needs in the next several years will exceed the cash generated from operations. Thus, we may incur additional debt or issue additional debt or equity securities from time to time. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, we may be unable to obtain sufficient financing on terms satisfactory to management or at all. Continued uncertainty regarding reimbursement or an adverse change in reimbursement could continue to adversely impact our ability to access capital markets, including our ability to extend or refinance our leasing facility.

US Oncology, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the normal course of business, our financial position is routinely subjected to a variety of risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

Among these risks is the market risk associated with interest rate movements on outstanding debt. Our borrowings under the credit facility and leasing facility contain an element of market risk from changes in interest rates. We currently have no outstanding borrowings under our credit facility. Historically, we have managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in during the first six months of 2003. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during the first six months of 2003.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 2003. The market values that result from these computations are compared with the market values of these financial instruments at June 30, 2003. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of our financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

The CEO and CFO note that, since the date of the evaluation to the date of this report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

US Oncology, Inc.

PART II—OTHER INFORMATION

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

We have become aware that we and certain of our subsidiaries and affiliated practices are the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits) that remain under seal, meaning they were filed on a confidential basis with a U.S. federal court and are not publicly available or disclosable. Although all of the qui tam suits of which we are aware have been dismissed, because qui tam actions are filed under seal, there is a possibility that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with law.

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

US Oncology, Inc.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders on June 25, 2003.

(b)	No disclosure required.

(c)	The following five agenda items were presented for shareholder vote, and the results of such votes were as follows:

1. A proposal to elect the Board’s nominees for three Class I directors to the Board of directors of the Company to serve as directors until the 2006 annual meeting of stockholders of the company or until their successors are duly elected and qualified:

	Votes For	Withheld/Abstain
J. Taylor Crandall	77,998,668	7,171,755
James E. Dalton, Jr.	64,508,590	20,661,833
Burton S. Schwartz, M.D.	77,766,428	7,403,995

2. A proposal to extend the term of US Oncology’s 1993 Key Employee Stock Option Plan through December 15, 2008:

Votes For	Votes Against	Withheld/Abstain
37,249,090	34,040,237	1,245,676

3. A proposal to extend the term of US Oncology’s 1993 Affiliate Stock Option Plan through December 15, 2008:

Votes For	Votes Against	Withheld/Abstain
42,586,219	28,701,578	1,247,206

4. A proposal to extend the term of US Oncology’s 1993 Non-Employee Director Stock Option Plan through December 15, 2008:

Votes For	Votes Against	Withheld/Abstain
43,599,188	27,684,134	1,251,080

5. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as US Oncology’s independent accountants for the current year:

Votes For	Votes Against	Withheld/Abstain
65,840,270	19,254,854	75,299

Accordingly, (i) each of our Board’s nominees for election as a Class I Director was elected, (ii) the proposal to extend the term of our 1993 Non-Employee Director Stock Option Plan was approved, and (iii) the appointment of PricewaterhouseCoopers LLP as our independent accountants was ratified. The remaining two proposals with respect to our 1993 Key Employee Stock Option Plan and our 1993 Affiliate Stock Option Plan were not approved by the stockholders, since each of those proposals required an affirmative vote from holders of a majority of outstanding shares.

(d)	No disclosure required.

US Oncology, Inc.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K/A filed June 17, 1999 and incorporated herein by reference)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Form 10-K filed March 21, 2003 and incorporated herein by reference)

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from the Company’s Form 8-A filed June 2, 1997).

4.2	Indenture dated February 1, 2002 among US Oncology, Inc., the Guarantors named therein, and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Company’s Form 8-K filed February 5, 2002).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

During the second quarter, on May 12, 2003, we filed a form 8-K pursuant to Item 12 disclosing our release of financial results for the quarter ended March 31, 2003.

US Oncology, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY, INC.

Date: August 13, 2003:	By:	/s/ R. Dale Ross
R. Dale Ross, Chief Executive Officer
(duly authorized signatory)

Date: August 13, 2003:	By:	/s/ Bruce D. Broussard
Bruce D. Broussard, Chief Financial Officer
(principal financial and accounting officer)