Form 10-Q
period 2003-09-30
US ONCOLOGY INC
filed 2003-11-13
CIK 943061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-26190

US ONCOLOGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-1213501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

16825 Northchase Drive, Suite 1300

Houston, Texas 77060

(Address of principal executive officers)

(832) 601-8766

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934. Yes ☒ No ☐

As of November 3, 2003, 84,179,849 shares of the Registrant’s Common Stock were outstanding. In addition, as of November 3, 2003, the Registrant had agreed to deliver 2,257,174 shares of its Common Stock on certain future dates for no additional consideration.

US ONCOLOGY, INC.

FORM 10-Q

September 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and equivalents	$125,422	$75,029
Accounts receivable	287,253	281,560
Other receivables, net	41,095	42,363
Prepaid expenses and other current assets	22,835	20,134
Inventories	4,840	31,371
Due from affiliates	40,972	47,583

Total current assets	522,417	498,040
Property and equipment, net	344,695	327,558
Service agreements, net	242,438	252,720
Due from affiliates, long-term	—	7,708
Deferred income taxes	13,292	43,214
Other assets	24,268	25,166

	$1,147,110	$1,154,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$80,800	$15,363
Accounts payable	152,432	163,009
Due to affiliates	63,108	32,877
Accrued compensation cost	23,322	25,417
Income taxes payable	10,711	20,441
Other accrued liabilities	42,418	36,379

Total current liabilities	372,791	293,486
Long-term indebtedness	190,308	272,042

Total liabilities	563,099	565,528
Minority interest	9,553	10,338
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding
Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding
Common Stock, $.01 par value, 250,000 shares authorized, 95,301 and 95,301 issued, 84,371 and 89,553 outstanding	953	953
Additional paid in capital	475,338	479,073
Common Stock to be issued, approximately 2,366 and 3,695 shares	22,637	33,644
Treasury Stock, 10,930 and 5,748 shares	(90,409)	(49,302)
Retained earnings	165,939	114,172

Total stockholders’ equity	574,458	578,540

	$1,147,110	$1,154,406

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE

INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$509,100	$418,293	$1,447,722	$1,220,397
Operating expenses:
Pharmaceuticals and supplies	297,544	223,149	825,498	634,964
Field compensation and benefits	90,062	84,108	267,500	256,401
Other field costs	49,382	49,027	148,125	143,288
General and administration	19,222	16,623	51,163	45,893
Depreciation and amortization	17,187	17,112	54,966	53,330
Impairment, restructuring and other charges	1,752	76,831	1,752	116,804

	475,149	466,850	1,349,004	1,250,680

Income (loss) from operations	33,951	(48,557)	98,718	(30,283)
Other income (expense):
Interest expense, net	(4,667)	(4,189)	(14,751)	(15,752)
Loss on early extinguishment of debt	—	—	—	(13,633)

Income (loss) before income taxes	29,284	(52,746)	83,967	(59,668)
Income tax benefit (provision)	(11,421)	16,539	(32,200)	19,170

Net income (loss) and comprehensive income (loss)	$17,863	$(36,207)	$51,767	$(40,498)

Net income (loss) per share - basic	$0.20	$(0.37)	$0.57	$(0.41)

Shares used in per share calculations - basic	88,472	97,148	90,934	98,845

Net income (loss) per share - diluted	$0.20	$(0.37)	$0.56	$(0.41)

Shares used in per share calculations - diluted	89,986	97,148	92,545	98,845

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$51,767	$(40,498)
Non cash adjustments:
Depreciation and amortization	54,966	53,330
Impairment, restructuring and other charges	—	115,026
Loss on early extinguishment of debt, net of income taxes	—	8,452
Loss (gain) on sale of assets	1,752	(3,354)
Deferred income taxes	29,922	(29,867)
Undistributed earnings in joint ventures	(785)	1,424
Non cash compensation expense	233	—
Changes in operating assets and liabilities	47,915	29,928

Net cash provided by operating activities	185,770	134,441

Cash flows from investing activities:
Acquisition of property and equipment	(63,059)	(45,114)
Net proceeds in separation transactions	—	3,150
Net proceeds from sale of assets	1,581	—

Net cash used by investing activities	(61,478)	(41,964)

Cash flows from financing activities:
Proceeds from Credit Facility	—	24,500
Repayment of Credit Facility	—	(24,500)
Proceeds from Senior Subordinated Notes	—	175,000
Repayment of other Senior Secured Notes	—	(100,000)
Repayment of other indebtedness	(16,039)	(24,602)
Deferred financing costs	—	(7,449)
Cash payment in lieu of stock issuance	(845)	(3,481)
Proceeds from exercise of options	4,185	2,309
Purchase of Treasury Stock	(61,200)	(24,534)
Payment of premium upon early extinguishment of debt	—	(11,731)

Net cash (used) provided by financing activities	(73,899)	5,512

Increase in cash and equivalents	50,393	97,989
Cash and equivalents:
Beginning of period	75,029	—

End of period	$125,422	$97,989

Interest paid	$19,389	$16,566
Taxes paid	11,412	1,815
Non cash transactions:
Delivery of Common Stock in affiliation transactions	7,659	10,678
Value of Common Stock, received in exchange for assets	—	9,735
Value of forfeited Common Stock to be issued from contract separations	1,235	105
Debt forfeited from contract separations	—	867
Tax benefit from exercise of non-qualified stock options	1,118	—

The accompanying notes are an integral part of this statement.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – REVENUE

The Company provides the following services to physician practices: oncology pharmaceutical services, cancer center services, cancer research services and other practice management services. The Company currently earns revenue from physician practices under two models, the physician practice management (PPM) model and the service line model. Under the PPM model, the Company enters into long-term agreements with affiliated practices to provide comprehensive services, including all those described above, and the practices pay the Company a service fee and reimburse all expenses. Under the service line model, oncology pharmaceutical services, cancer center services and cancer research services are each offered by the Company under separate agreements for each service line.

Net operating revenue includes three components – net patient revenue, service line revenue and the Company’s other revenue.

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

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Under the Company’s PPM service agreements, amounts retained by the affiliated physician groups for physician compensation are primarily derived under two models. Under the most prevalent model (the earnings model), amounts retained by practices are based upon a percentage (typically 65% – 75%) of the difference between net patient revenues less direct expenses, excluding interest expense and taxes, subject to a reduction in the Company’s fee for exceeding return on capital thresholds. Under the net revenue model, amounts retained by physician groups are based upon a specified amount (typically 23% of net revenue) and, if certain financial criteria are satisfied, an incremental performance-based amount. In certain states the Company’s fee is a fixed fee.

The Company’s revenue is equal to net operating revenue minus amounts retained by the practices under the Company’s PPM service agreements.

The following presents the amounts included in the determination of the Company’s revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net operating revenue	$641,774	$539,765	$1,842,607	$1,572,289
Amounts retained by practices	(132,674)	(121,472)	(394,885)	(351,892)

Revenue	$509,100	$418,293	$1,447,722	$1,220,397

The Company’s most significant service agreement, which is the only service agreement that represents more than 10% of revenues to the Company, is with Texas Oncology, P.A. (TOPA), which is managed under the earnings model. TOPA accounted for approximately 24% and 23%, respectively, of the Company’s total revenue for the third quarter of 2003 and 2002, and 24% and 23% of the Company’s total revenue for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 3 – STOCK-BASED COMPENSATION

At December 31, 2002, the Company had seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock-based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying Common Stock on the date of the grant are insignificant for the three and nine months ended September 30, 2003 and 2002. Only two of the plans currently permit future stock option grants.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company also provides a benefit plan to non-employee affiliates which is accounted for using fair value based accounting with compensation expense being recognized over the respective vesting period. The Company recognized compensation cost of $0.4 million and $0.1 million during the three months ended September 30, 2003 and 2002, and $1.2 million and $0.8 million during the nine months ended September 30, 2003 and 2002, respectively. No shares will be available for new option grants under that plan after December 15, 2003.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions to stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$17,863	$(36,207)	$51,767	$(40,498)
Total stock-based compensation expense included in reported net income, net of related tax effects	263	10	779	529
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(1,848)	(2,347)	(5,643)	(6,110)

Pro forma net income (loss)	$16,278	$(38,544)	$46,903	$(46,079)

Earnings (loss) per share:
Basic, as reported	$0.20	$(0.37)	$0.57	$(0.41)

Basic, pro forma	$0.18	$(0.40)	$0.52	$(0.47)

Diluted, as reported	$0.20	$(0.37)	$0.56	$(0.41)

Diluted, pro forma	$0.18	$(0.40)	$0.51	$(0.47)

NOTE 4 – IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

The Company did not recognize any impairment or restructuring charges during the first nine months of 2003. During the third quarter of 2003, the Company recognized a loss of $1.8 million on the sale of a cancer center facility.

During the three months and nine months ended September 30, 2002, the Company recognized the following impairment, restructuring and other charges (in thousands):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Write-off of service agreements	$68,314	$107,999
Gain on sale of practice assets	(3,415)	(5,433)
Personnel reduction costs	882	1,791
Allowance on an affiliate receivable	11,050	11,050
Consulting costs for implementing service line	—	1,397

	$76,831	$116,804

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a detailed summary of the charges recognized in the third quarter of 2002 (in thousands):

	Conversion to Service Line	Practice Disaffiliations	Impairment of Net Revenue Model Service Agreement	Processing Centralization	Affiliate Receivable Allowance	Total
Write-off of service agreements	$13,054	$4,253	$51,007	$—	$—	$68,314
Gain on sale of practice assets	(1,063)	(2,352)	—	—	—	(3,415)
Personnel reduction costs	—	—	—	882	—	882
Allowance on an affiliate receivable	—	—	—	—	11,050	11,050

	$11,991	$1,901	$51,007	$882	$11,050	$76,831

During the first nine months of 2002, the Company transitioned three of its PPM practices with an aggregate of 23 physicians to the service line model, including one such transition in the third quarter of 2002. In each transaction, the existing PPM service agreement was terminated, the practice repurchased its assets, and future consideration owed to physicians for their initial affiliation with the Company was either accelerated or forfeited.

The Company also disaffiliated with physicians in four net revenue markets during the third quarter of 2002 and terminated a service agreement in one market with respect to certain radiology sites during the second quarter of 2002. In these transactions, future consideration due to the physicians (if any) from the Company with respect to their original PPM affiliation transaction was accelerated.

The impairment of service agreements during the third quarter of 2002 was a non-cash, pretax charge of $68.3 million comprising (i) a $13.0 million charge related to a PPM service agreement that was terminated in connection with conversion to the service line model, (ii) a $51.0 million charge related to three net revenue model service agreements that became impaired during the third quarter of 2002 based upon our analysis of projected cash flows under those agreements, taking into account developments in those markets during the third quarter of 2002 and (iii) a $4.3 million charge related to a group of physicians under a net revenue model service agreement with which we disaffiliated during the third quarter of 2002. The remainder of the charge relating to impairment of service agreements for the first nine months of 2002 were non-cash, pretax charges of $39.7 million comprising (i) a $33.8 million charge related to a net revenue model service agreement that became impaired during the second quarter of 2002 based upon our analysis of projected cash flows under that agreement, taking into account developments in that market during the second quarter of 2002 and (ii) a $5.9 million charge related to two PPM service agreements that terminated in conjunction with conversion to the service line.

The $3.4 million net gain on sale of practice assets during the third quarter of 2002 comprised (a) net proceeds of $4.3 million paid by converting and disaffiliating physicians and (b) a $0.2 million net recovery of working capital assets, partially offset by a $1.1 million net charge arising from the Company accelerating consideration that would have been due to physicians in the future in connection with those transactions.

During the second quarter of 2002, the Company recognized a $2.0 million net gain on sale of practice assets. During that quarter, the Company terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for delivery of 1.1 million shares of the Company’s Common Stock. In connection with that sale, the Company also recognized a write-off of a receivable of $0.5 million due from the physicians and agreed to make a cash payment to the buyer of $0.6 million to reflect purchase price adjustments during the third quarter of 2002. The

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

transaction resulted in a $3.9 million gain based on the market price of the Company’s Common Stock as of the date of the termination. This gain was partially offset by a $1.9 million net impairment of working capital assets relating to service line conversions, disaffiliations and potential disaffiliations.

During the third quarter of 2002, in connection with the Company’s transition, management commenced an initiative to further centralize certain accounting and financial reporting functions at its headquarters in Houston, resulting in a $0.9 million charge for personnel reduction costs. During the first and second quarters of 2002, the Company recognized $0.6 million and $0.3 million, respectively, for personnel reduction costs.

During the third quarter of 2002, the Company recognized an $11.1 million allowance related to an $11.1 million receivable due from one of its affiliated practices. In the course of its PPM activities, the Company advances amounts to physician groups and retains fees based upon its estimates of practice performance. Subsequent events and related adjustments may result in the creation of a receivable with respect to certain amounts advanced. During the third quarter of 2002, the Company made the determination that a portion of such amounts owed by physician practices may have become uncollectible due to, among other things the age of the receivable and circumstances relating to practice operations.

During the second quarter of 2002, the Company recognized $1.0 million of professional fees for consulting on the implementation of the service line. During the first quarter of 2002, the Company also recognized charges of $0.4 million in consulting fees related to its introduction of the service line model.

As discussed above, during the first nine months of 2002, the Company recorded charges related to the impairment of certain net revenue model service agreements. From time to time, management evaluates its long-lived assets for impairment, by comparing the aggregate expected future cash flows under the agreement to its carrying value on its balance sheet. In estimating future cash flows, management considers past performance as well as known trends that are likely to affect future performance. In some cases management also takes into account current activities with respect to that agreement that may be aimed at altering performance or reversing trends. All of these factors used in management’s estimates are subject to error and uncertainty.

NOTE 5 – RECLASSIFICATION OF EXTRAORDINARY LOSS TO OTHER INCOME (EXPENSE)

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

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

quarter 2002 extraordinary item has been reclassified in the statement of operations to other income (expense), net beginning in the quarter ended March 31, 2003.

NOTE 6 – INDEBTEDNESS

As of September 30, 2003 and December 31, 2002, respectively, the Company’s long-term indebtedness consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Credit facility	$—	$—
9625% Senior Subordinated Notes due 2012	175,000	175,000
Synthetic lease facility	70,206	72,018
Notes payable	—	818
Subordinated notes	25,377	38,869
Capital lease obligations and other	525	700

	271,108	287,405
Less: current maturities	(80,800)	(15,363)

	$190,308	$272,042

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

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. At the Company’s option, funds may be borrowed at the base interest rate or the London Interbank Offered Rate (LIBOR), plus an amount determined under a defined formula. The base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. No amounts were borrowed or outstanding under the Credit Facility during 2002 or during the first nine months of 2003.

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

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

subordinated, in substantially all respects, to the Company’s Credit Facility and other “Senior Indebtedness,” as defined in the indenture governing the Senior Subordinated Notes.

Proceeds from the Senior Subordinated Notes were used to pay off the $100 million in borrowings under the Company’s previously existing senior secured notes, an $11.7 million prepayment penalty on the early termination of the senior secured notes and facility fees and related expenses associated with establishing the Senior Subordinated Notes and Credit Facility of $4.8 million and $2.7 million, respectively. Costs incurred in connection with extinguishment of the Company’s previous existing senior secured notes, including the prepayment penalty, were expensed in the first quarter of 2002 and reflected as other expenses in the Company’s condensed consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the Senior Subordinated Notes, including facility fees, were capitalized and are being amortized over the term of those notes.

Leasing Facility

The Company entered into a leasing facility in December 1997, under which a special purpose entity has constructed and owns certain of the Company’s cancer centers and leases them to the Company. The facility was funded by a syndicate of financial institutions and is collateralized by the property to which it relates and matures in June 2004.

The lease is renewable in one-year increments, but only with the consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is earlier terminated for various reasons, the Company must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. Effective December 31, 2002, the Company increased its residual value guarantee from 85% to 100% of the amounts advanced under the lease, and as a result of this guarantee the Company reflects amounts advanced under the leasing facility of $70.2 million as indebtedness on its balance sheet. The Company also included assets under the lease as assets in its consolidated balance sheet based upon the Company’s determination of fair values of those properties at December 31, 2002. Prior to December 31, 2002, and the increase to the Company’s guarantee, the lease was recorded as an operating lease and, accordingly, neither the debt nor the assets were recorded on its consolidated balance sheet. Since the lease matures in June 2004, it is classified as a current maturity of long-term indebtedness.

As of September 30, 2003, the Company had $70.2 million outstanding under the leasing facility and no further amounts are available under that facility. The lease rate is interest-only on the amount outstanding and based on interest rates in effect as of September 30, 2003, the annual lease rate is approximately $3.0 million. The lease amount is included in interest expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income. At September 30, 2003, the lessor under the leasing facility held real estate assets (based on original acquisition and construction costs) of approximately $53.5 million and equipment of approximately $16.7 million (based on original acquisition cost) at 17 locations.

Notes Payable

The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and were paid off at maturity in the first quarter of 2003. The notes were payable to physicians with whom the Company entered into long-term service agreements and related to affiliation transactions. The notes payable were unsecured.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Subordinated notes

The subordinated notes are issued in substantially the same form in different series and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at September 30, 2003 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement.

Capital lease obligations and other indebtedness

Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in affiliation transactions.

NOTE 7 – CAPITALIZATION

In November 2002, the Board of Directors of the Company authorized the repurchase of up to $50 million in shares of Common Stock in public or private transactions. In July 2003, the Company completed its authorization and in August 2003, the Board of Directors authorized the repurchase of up to an additional $50 million in shares of the Company’s Common Stock. During the first nine months of 2003, the Company purchased 7.5 million shares of Common Stock at a total cost of $61.2 million, or an average price of $8.16 per share under these authorizations.

The table below sets forth the Company’s Treasury Stock activity for the nine months ended September 30, 2003 (in thousands):

Shares
Treasury Stock shares as of January 1, 2003	5,748
Treasury Stock purchases	7,497
Treasury Stock issued in connection with affiliation transactions and exercise of employee stock options	(2,315)

Treasury Stock shares as of September 30, 2003	10,930

NOTE 8 – Earnings Per Share

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

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below summarizes the determination of shares used in per share calculations (in thousands):

	Three Months September 30,		Nine Months September 30,
	2003	2002	2003	2002
Outstanding end of period:
Common Stock	84,371	90,515	84,371	90,515
Common Stock to be issued	2,366	5,385	2,366	5,385

	86,737	95,900	86,737	95,900
Effect of weighting and Treasury Stock	1,735	1,248	4,197	2,945

Shares used in per share calculations-basic	88,472	97,148	90,934	98,845
Effect of weighting and assumed share equivalents for outstanding stock options at less than the weighted average stock price	1,514	—	1,611	—

Shares used in per share calculations-diluted	89,986	97,148	92,545	98,845

Anti-dilutive stock options not included above	5,746	16,005	5,746	16,005

NOTE 9 – SEGMENT FINANCIAL INFORMATION

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

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by service line, and that sufficient information is available to permit such reporting. The Company’s reportable segments are oncology pharmaceutical services, other practice management services, cancer center services and other services.

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

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The financial results of the Company’s segments are presented on the accrual basis. For the first nine months of 2003, 93.9% of the Company’s oncology pharmaceutical services net operating revenue and cancer center services net operating revenue was derived from the PPM model with the remainder derived under service line model agreements providing oncology pharmaceutical services. To determine results of the oncology pharmaceutical services segment with respect to practices managed under the Company’s PPM model, management has assumed that the pharmaceuticals purchased and pharmacy management services under this segment are provided at the rates at which the Company offered to provide those services to PPM practices that converted to the service line model. Therefore, the financial results of that segment include inter-segment revenues while other practice management services reflects PPM results after the effect of removing the oncology pharmaceutical services results and cancer center services results (which are actual results of that service line within the PPM model) disclosed below. As such, the combined operating results of the oncology pharmaceutical services segment and other practice management segments for the three and nine months ended September 30, 2003 and 2002 represent the operating results under the Company’s PPM activities relative to the management of the non-medical aspects of affiliated medical oncology practices plus the results under oncology pharmaceutical services for practices under service line model agreements. All of those revenues relate to medical oncology.

Asset information by reportable segment is not reported since the Company does not produce such information internally.

The Company evaluates the performance of its segments based on, among other things, earnings before interest, taxes, depreciation, amortization and loss on early extinguishment of debt (EBITDA).

The table below presents information about reported segments for the nine months ended September 30, 2003 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Unallocated General and Administrative Expenses and Charges	Total
Net operating revenue	$877,561	$679,266	$242,007	$43,773	$—	$1,842,607
Amounts retained by affiliated practices	(866)	(319,641)	(72,772)	(1,606)	—	(394,885)

Revenue	876,695	359,625	169,235	42,167	—	1,447,722
Operating expenses	(793,545)	(295,443)	(136,466)	(70,635)	(52,915)	(1,349,004)

Income (loss) from operations	83,150	64,182	32,769	(28,468)	(52,915)	98,718
Depreciation and amortization	106	—	21,791	33,069	—	54,966

EBITDA	$83,256	$64,182	$54,560	$4,601	$(52,915)	$153,684

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below presents information about reported segments for the nine months ended September 30, 2002 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Unallocated General and Administrative Expenses and Charges	Total
Net operating revenue	$665,219	$628,037	$230,192	$48,841	$—	$1,572,289
Amounts retained by affiliated practices	(681)	(274,870)	(73,106)	(3,235)	—	(351,892)

Revenue	664,538	353,167	157,086	45,606	—	1,220,397
Operating expenses	(602,562)	(285,742)	(122,764)	(76,915)	(162,697)	(1,250,680)

Income (loss) from operations	61,976	67,425	34,322	(31,309)	(162,697)	(30,283)
Depreciation and amortization	173	—	14,754	38,403	—	53,330

EBITDA	$62,149	$67,425	$49,076	$7,094	$(162,697)	$23,047

The table below presents information about reported segments for the three months ended September 30, 2003 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Unallocated General and Administrative Expenses and Charges	Total
Net operating revenue	$319,021	$229,835	$79,551	$13,367	$—	$641,774
Amounts retained by affiliated practices	(429)	(109,628)	(22,575)	(42)	—	(132,674)

Revenue	318,592	120,207	56,976	13,325	—	509,100
Operating expenses	(286,993)	(96,498)	(47,625)	(23,059)	(20,974)	(475,149)

Income (loss) from operations	31,599	23,709	9,351	(9,734)	(20,974)	33,951
Depreciation and amortization	57	—	7,205	9,925	—	17,187

EBITDA	$31,656	$23,709	$16,556	$191	$(20,974)	$51,138

The table below presents information about reported segments for the three months ended September 30, 2002 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Unallocated General and Administrative Expenses and Charges	Total
Net operating revenue	$234,635	$213,621	$73,948	$17,561	$—	$539,765
Amounts retained by affiliated practices	(1,789)	(94,985)	(23,996)	(702)	—	(121,472)

Revenue	232,846	118,636	49,952	16,859	—	418,293
Operating expenses	(209,563)	(98,091)	(39,586)	(26,156)	(93,454)	(466,850)

Income (loss) from operations	23,283	20,545	10,366	(9,297)	(93,454)	(48,557)
Depreciation and amortization	(169)	—	4,789	12,492	—	17,112

EBITDA	$23,114	$20,545	$15,155	$3,195	$(93,454)	$(31,445)

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – RECENT PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 is effective in relation to certain issues for fiscal quarters that began prior to June 15, 2003 and for certain contracts entered into after September 30, 2003. The adoption of FAS 149 had no initial impact on the Company’s financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of FAS 150 as they apply to mandatorily redeemable non-controlling interests, as the FASB has delayed these provisions indefinitely. The adoption of FAS 150 had no initial impact on the Company’s financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2003.

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

General

We provide comprehensive services to our network of affiliated practices, made up of more than 875 affiliated physicians in over 450 sites, with the mission of expanding access to and improving the quality of cancer care in local communities and advancing the delivery of care. The services we offer include:

•	Medical Oncology Services. We provide oncology pharmaceutical services and other practice management services to medical oncologists.

•	Oncology Pharmaceutical Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. We are responsible for purchasing, delivering and managing approximately $1.1 billion of pharmaceuticals annually through a network of 45 licensed pharmacies, 140 pharmacists and 265 pharmacy technicians.

•	Other Practice Management Services. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated medical oncology practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers that integrate a broad array of outpatient cancer care services, from laboratory and diagnostic radiology capabilities to chemotherapy and radiation therapy. We have developed and operate 76 integrated community-based cancer centers and manage over one million square feet of medical office space. We have installed and manage 21 positron emission tomography (PET) units and 102 linear accelerators, including 23 units with intensity modulated radiation therapy (IMRT) capability as well as 50 computerized axial tomography (CT) units.

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently manage 74 clinical trials, supported by our network of over 400 participating physicians in 169 research locations.

We offer these services through two business models, the Physician Practice Management “PPM” model, under which we provide all of the above services under a single contract with a single fee based on overall practice performance, and the “service line model,” under which practices contract

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

with us to purchase certain of the above services, each under a separate contract, with a separate fee methodology for each service.

Under the PPM model, we are reimbursed for all expenses and receive a fee generally based on one of two models. Under some agreements, the fees are based on practice earnings before taxes – known as the “earnings model,” subject to reductions in our fees for exceeding return on capital thresholds. In others, the fee consists of a fixed fee, a percentage of the practice’s revenues (in most states) and, if certain performance criteria are met, a performance fee – known as the “net revenue model.” Under the net revenue model, the practice is entitled to retain a fixed portion of its net revenue before any service fee is paid, provided that all operating expenses have been reimbursed. In certain states our fee is a fixed fee.

Our “service line model,” which we are offering to practices outside of our existing PPM network, allows oncology practices to obtain our services without entering into comprehensive service agreements that would call for our involvement in all business aspects of their day-to-day operations. Instead, physician practices are able to purchase only some of our services (such as pharmacy services), as their needs warrant. Under this service line structure, we do not acquire the non-medical assets of physicians’ practices.

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

Under the service line model, we are offering physician groups service lines, each with a separate agreement, including the following:

•	Oncology Pharmaceutical Services. The oncology pharmaceutical services service line combines all of our core competencies and service offerings related to oncology drugs into a single, coordinated business division. The division provides a comprehensive, integrated solution to all of the drug needs of an oncology practice, from purchasing drugs and supplies to mixing and managing drugs for infusion, to post-use evaluation and data aggregation. We offer a variety of contract options under which practices may contract to purchase only selected services under this service line, with an option to upgrade to a fully integrated pharmacy solution. We also act as a group purchasing organization and receive a fee from pharmaceutical manufacturers for this service, as well as for providing data and informational services to pharmaceutical companies.

•	Cancer Research Services. We contract with pharmaceutical companies and others needing research services on a per trial basis. Our contracts with physician groups outline the terms of access to clinical trials and provide for research related services. We pay physicians for each trial based on economic considerations relating to that trial.

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

RESULTS OF OPERATIONS - Continued

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

US Oncology’s business and results of operations are subject to risks and uncertainties, many of which are beyond the Company’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Factors that could cause actual results to differ materially include, but are not limited to, reimbursement rates for pharmaceutical products, the success of the service line model, transition of existing practices, our ability to attract and retain additional physicians and practices under the service line model, expansion into new markets, our ability to develop and complete cancer centers and PET installations, our ability to maintain good relationships with our affiliated practices, our ability to recover the cost of our investment in cancer centers, government regulation and enforcement (and the related impact of qui tam suits), reimbursement for healthcare services, particularly reimbursement for pharmaceuticals, changes in cancer therapy or the manner in which cancer care is delivered, drug utilization, our ability to create and maintain favorable relationships with pharmaceutical companies and other suppliers and the operations of the Company’s affiliated physician groups. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent filings with the SEC, particularly the section entitled “Risk Factors,” for a more detailed discussion of certain of these risks and uncertainties.

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

On June 27, 2003, both the United States Senate and House of Representatives passed bills providing for a broad prescription drug benefit under Medicare. Each of those bills would also change the way in which oncologists are reimbursed for oncology pharmaceuticals under Medicare and lead to significant reductions in that reimbursement. The bills are now before a conference committee of the House and Senate, which must agree on a single, negotiated bill in order for legislation to be enacted.

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

RESULTS OF OPERATIONS - Continued

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

During the first nine months of 2003, approximately $1.2 billion in net operating revenue, out of a total of $1.8 billion, was attributable to amounts paid by all payors to US Oncology’s affiliated physicians for pharmaceuticals. Approximately 41% of net patient revenue of our PPM practices is derived from Medicare, those practices’ largest payor.

Under the House bill, physicians would be required either to accept substantially reduced reimbursement from Medicare for oncology drugs or allow drugs to be purchased from third-party vendors, with physicians neither paying for, nor receiving any reimbursement for, oncology drugs under Medicare. The Senate bill mandates a significant reduction in government reimbursement by initially paying at AWP minus 15%, with further reductions to reimbursement based on an approximation of acquisition cost rather than AWP. Each of these bills would result in a significant reduction in the amount that Medicare reimburses cancer care providers for chemotherapy drugs. Although both bills contemplate an assessment by the Centers for Medicare and Medicaid Services (CMS) of what increases in other oncology reimbursement would be required to preserve the oncology delivery system, it is unclear whether these assessments will yield adequate adjustments.

Additionally, the CMS has announced its intention to adopt new rules that would reduce Medicare reimbursement for cancer drugs. Various reform options have been published by CMS for comment and include reducing Medicare reimbursement to AWP minus 15%, matching Medicare reimbursement to private reimbursements or reimbursing for pharmaceuticals based on government survey measuring prices generally available to providers or requiring drugs to be purchased through third-party vendors. The comment period for the proposals has expired, but we cannot predict when CMS will act to finalize rules, if at all.

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

US Oncology, along with the entire cancer care community, remains engaged in the ongoing debate on cancer reimbursement in Washington. In particular, we have expended considerable resources in trying to educate members of Congress and officials at CMS regarding appropriate analysis of the costs of providing cancer care and the need for balanced reform, as well as the potential impact of the current proposals. We remain committed to providing key decision-makers with the information they need in this regard. Our efforts have included face-to-face meetings, formal comments to CMS proposals and more general public relations and advertising efforts. Although we cannot be certain of their impact, we do believe that these efforts have been successful in communicating our concerns to policymakers.

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

For these reasons, we cannot at this time assess the likely impact of the pending legislation. However, unless and until legislation or are rules adopted, continued uncertainty surrounding Medicare reimbursement could have an adverse impact on our business operations and markets for our securities. Furthermore, as we have previously stated, there is a possibility that changes that are ultimately adopted could have a material adverse effect on outpatient cancer care in this country and on our financial condition, results of operations and business prospects. Adverse effects could include an inability to maintain or expand our network, additional impairments of service agreements and other long-term assets, inability to access capital, significantly reduced earnings and a significantly depressed share price.

A pending Congressional inquiry could harm our business.

We have been asked to furnish certain information regarding pharmaceutical purchasing and usage by our network in connection with the House of Representatives’ Energy and Commerce Committee’s investigation into reimbursement of oncology pharmaceuticals under the Medicaid program. We have furnished certain information and continue to assist the committee.

The committee’s inquiry does not constitute an allegation of illegality by us. We understand that the inquiry is part of a broader inquiry of pharmaceutical practices under Medicaid generally and that requests for information have been sent to numerous pharmaceutical companies, oncology-based group purchasing organizations, distributors and state governors, as well as US Oncology. The investigation deals with Medicaid reimbursements, which constitute less than 3% of our network’s net patient revenue. However, we cannot assure investors as to what course the investigation may ultimately take, or whether its scope will be expanded or its focus narrowed.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

New rules regarding electronic submissions of claims could adversely impact the timeliness of collections in the near-term.

On October 16, 2003, new rules under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) went into effect mandating national standards for electronic data submissions and code sets relating to certain health care transactions. Although we believe that our systems are compliant with the new rules, other covered entities such as claims clearinghouses and payers could experience delays relating to systems implementation and conversion, which could, in turn, adversely affect the timeliness of payments for practices’ submitted claims. It is not possible to assess the magnitude of any such delays or disruptions, but we would expect them to be temporary.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to service agreements, accounts receivable, cancer centers, reimbursement, pharmaceutical rebates, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded charges to reflect revisions in our valuations of accounts receivable as a result of actual collections patterns or a sale of accounts receivable. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we continue to evaluate receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation of the results of affiliated practices, revenue recognition (including calculation of physician compensation), general estimates of accruals, including accruals relating to accounts receivable, and intangible asset amortization and impairment. Please refer to the “Critical Accounting Policies” section of our Annual Report on Form 10-K for the year ended December 31, 2002 for a more detailed discussion of such policies.

Discussion of Non-GAAP Information

In this report, we use certain measurements of our performance that are not calculated in accordance with Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures are derived from relevant items in our GAAP financials. A reconciliation of the non-GAAP measures to our income statement is included in this report.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

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

“Net operating revenue” is our revenue, plus amounts retained by our affiliated physicians under the PPM model. We believe net operating revenue is useful to investors as an indicator of the overall performance of our network, since it represents the total revenue of all of our PPM practices, without taking into account what portion of that is retained as physician compensation. In addition, by comparing trends in net operating revenue to trends in our revenue, investors are able to assess the impact of trends in physician compensation on our overall performance.

“Net patient revenue” is the net revenue of our affiliated practices under the PPM model for services rendered to patients by those affiliated practices. Net patient revenue is the largest component (92.7% in the first nine months of 2003) of net operating revenue. It is a useful measure because it gives investors a sense of the overall operations of our PPM network and other business lines in which our revenue is derived from payments for medical services to patients and in which we are responsible for billing and collecting such amounts.

“EBITDA” is earnings before taxes, interest, depreciation and amortization and loss on early extinguishment of debt. We believe EBITDA is a commonly applied measurement of financial performance. We believe EBITDA is useful to investors because it gives a measure of operational performance without taking into account items that we do not believe relate directly to operations – such as depreciation and amortization, which are typically based on predetermined asset lives, and thus not indicative of operational performance, or that are subject to variations that are not caused by operational performance – such as tax rates or interest rates. EBITDA is a key tool used by management in assessing our business performance both as a whole and with respect to individual sites or product lines.

“Field EBITDA” is EBITDA plus physician compensation and corporate general and administrative expenses. Like net operating revenue, Field EBITDA provides an indication of our overall network operational performance, without taking into account the effect of physician compensation and corporate general and administrative expense.

Results of Operations

The Company was affiliated (including under the service line model) with the following number of physicians, by specialty, as of September 30, 2003 and 2002:

	September 30,
	2003	2002
Medical oncologists	729	670
Radiation oncologists	115	123
Other oncologists	38	38

Total oncologists	882	831
Diagnostic radiologists	—	39

Total physicians	882	870

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

The Company was affiliated with the following number of physicians by model:

	September 30,
	2003	2002
PPM	792	836
Service line	90	34

	882	870

Subsequent to September 30, 2003, we have affiliated with two additional practices under the service line model, consisting of fourteen oncologists.

The following table sets forth the change in the number of physicians affiliated with the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Affiliated physicians, beginning of period	836	871	884	868
Physician practice affiliations	14	—	31	11
Recruited physicians	45	32	65	51
Physician practice separations	—	(23)	(62)	(23)
Retiring/Other	(13)	(10)	(36)	(37)

Affiliated physicians, end of period	882	870	882	870

The following table sets forth the number of cancer centers and PET units managed by the Company:

	September 30,
	2003	2002
Cancer centers	76	77
PET units	21	14

The following table sets forth the key operating statistics as a measure of volume of services provided by our PPM practices:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Medical oncology visits	605,966	595,484	1,800,860	1,830,332
Radiation treatments	159,826	160,645	490,754	485,915
Radiation treatments per day	2,497	2,510	2,569	2,544
PET scans	5,453	3,084	14,416	9,096
CT scans	19,247	15,879	54,150	45,830

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

Net Operating Revenue. Net operating revenue includes three components – net patient revenue, service line revenue and our other revenue:

•	Net patient revenue. We report net patient revenue for those business lines under which our revenue is derived from payments for medical services to patients and we are responsible for billing those patients. Currently, net patient revenue consists of patient revenue of affiliated practices under the PPM model.

•	Service line revenue. Service line revenues are derived from pharmaceutical services rendered by us under our oncology pharmaceutical services service line agreements.

•	Other revenue. Other revenue includes revenue from pharmaceutical research, informational services and activities as a group purchasing organization.

The following table shows the components of our net operating revenue for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net patient revenue	$589,695	$514,742	$1,708,692	$1,513,309
Service line revenue	39,076	6,020	87,194	7,576
Other revenue	13,003	19,003	46,721	51,404

Net operating revenue	$641,774	$539,765	$1,842,607	$1,572,289

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

The following table shows our net operating revenue by segment for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Oncology pharmaceutical services	$319,021	$234,635	$877,561	$665,219
Other practice management services	229,835	213,621	679,266	628,037

Medical oncology	548,856	448,256	1,556,827	1,293,256
Cancer center services	79,551	73,948	242,007	230,192
Other segment revenue	13,367	17,561	43,773	48,841

	$641,774	$539,765	$1,842,607	$1,572,289

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

Our other practice management services revenue is derived solely from medical oncologists, so a portion of that revenue is attributable to revenues derived from pharmaceuticals, since our PPM agreements include management fees based on overall practice performance. Any change in reimbursement that adversely impacts medical oncologists’ financial results would adversely impact our other practice management services revenue, particularly under the net revenue model, and may impact our oncology pharmaceutical services revenue under the service line model. During the first nine months of 2003, approximately $1.2 billion in net operating revenue, out of a total of $1.8 billion, was attributable to amounts paid by payors to physicians for pharmaceuticals.

Revenue attributable to services provided in connection with radiation oncology and diagnostic radiology under either the PPM model or the service line model appears as cancer center services revenue.

Medical oncology net operating revenue increased from $1,293.3 million in the first nine months of 2002 to $1,556.8 million in the first nine months of 2003, an increase of $263.6 million or 20.4%. Medical oncology net operating revenue increased from $448.3 million in the third quarter of 2002 to $548.9 million for the third quarter of 2003, an increase of $100.6 million or 22.4%. The growth in medical oncology revenue is primarily attributable to the use of a small number of new pharmaceutical products and additional supportive care drugs, in addition to increased patient volume. During the third quarter of 2003, PPM medical oncology visits increased by 1.8% compared to the same prior year period. Same practice PPM medical oncology visits for the third quarter of 2003 increased 6.8% over the same prior year period, which excludes the impact of disaffiliations and service line conversions. Also contributing to the increase in medical oncology revenue for the third quarter of 2003 is an increase in service line revenue of $33.0 million and increased group purchasing organization revenues of $2.1 million as compared to the comparable prior year quarter. In addition to conversions, since September 30, 2002 and through September 30, 2003, we have entered into service line agreements with nine medical oncology practices, representing 43 physicians.

Cancer center services net operating revenue increased from $230.2 million in the first nine months of 2002 to $242.0 million in the first nine months of 2003, an increase of $11.8 million, or 5.1%. Cancer center services net operating revenue increased from $73.9 million in the third quarter of 2002 to $79.6 million for the third quarter of 2003, an increase of $5.6 million, or 7.6%. Such increases are attributable to increased radiology revenue from diagnostic services and to an increase in radiation oncology revenue. PET scans increased from 3,084 in the third quarter of 2002 to 5,453 in the third quarter of 2003, an increase of 76.8%. The increase in the number of PET scans is attributable to our opening seven PET units since September 30, 2002, as well as growth of 29.5% in the number of scans on the fourteen PET units that were operational during the third quarter of 2002. Also contributing to the increase in diagnostic revenue is an increase in CT scans, which increased 21.2% from 15,879 in the third quarter of 2002 to 19,247 in the third quarter of

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

2003. Radiation treatments decreased from 160,645 in the third quarter of 2002 to 159,826 in the third quarter of 2003, a decrease of 0.5% as a result of our disaffiliation with two radiation oncology practices with operations in three cancer centers since September 30, 2003. In addition, we have opened four cancer centers and closed one center since the third quarter of 2002. Same practice radiation treatments increased from 151,517 in the third quarter of 2002 to 154,126 in the third quarter of 2003, an increase of 1.7%. We currently have eight cancer centers and five PET installations in various stages of development. Partially offsetting the increases in PET and radiation oncology is a decrease in diagnostic revenue resulting from our sale of technical radiology assets during the third quarter of 2002 and our disaffiliation with a radiology practice consisting of 39 physicians in the second quarter of 2003.

Other segment net operating revenue decreased from $48.8 million in the first nine months of 2002 to $43.8 million in the first nine months of 2003, a decrease of $5.1 million, or 10.4%. Other segment net operating revenue decreased from $17.6 million in the third quarter of 2002 to $13.4 million for the third quarter of 2003, a decrease of $4.2 million, or 23.9%. The decrease is primarily attributable to an 18.0% decline in new patients enrolled in research studies in the third quarter as compared to the third quarter of 2002 due to the completion of two large trials during the second quarter of 2003.

During the third quarter of 2003, 92.0% of our net operating revenue was derived from practices under the PPM model as of September 30, 2003. The following table shows the amount of operating revenue we derived under each type of service agreement at the end of the respective period for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002		Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Earnings model	$439,991	68.5	$359,889	66.7	$1,241,026	67.3	$1,043,410	66.4
Net revenue model	150,679	23.5	165,242	30.6	469,188	25.5	496,284	31.6
Service line model	39,076	6.1	6,020	1.1	87,194	4.7	7,576	0.4
Other	12,028	1.9	8,614	1.6	45,199	2.5	25,019	1.6

	$641,774	100.0	$539,765	100.0	$1,842,607	100.0	$1,572,289	100.0

Since the beginning of 2001 and through September 30, 2003, eighteen practices accounting for 27.0% of net operating revenue in 2002 have converted from the net revenue model to the earnings model.

The following table indicates the number of practices on each model as of September 30, 2003 and as of December 31, 2002:

	September 30, 2003	December 31, 2002
Earnings model	26	25
Net revenue model	11	12
Service line model	14	7

During the first quarter of 2003, we transitioned one net revenue model practice to the service line model and one net revenue model practice to the earnings model, and disaffiliated from ten physicians who had practiced at the group that converted to the earnings model. We also

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

commenced operations at two new practices under the service line model, comprising of 14 physicians.

During the second quarter of 2003, we commenced operations at one new service line practice and disaffiliated with a radiology group consisting of 39 physicians accounting for $11.4 million of our net operating revenue for the first six months of 2003.

During the third quarter of 2003, we converted the medical oncology portion of a net revenue model practice, which accounted for $22.0 million of our net operating revenue for the first nine months of 2003 to the service line model. That practice’s six radiation oncology physicians disaffiliated during the second quarter. We also disaffiliated with one practice consisting of 39 radiologists and commenced operations at three new practices under the service line model.

Subsequent to September 30, 2003, we have affiliated with two additional practices under the service line, consisting of fourteen physicians.

Revenue. Our revenue is net operating revenue, less the amount retained by our affiliated physician practices under PPM service agreements.

The following presents the amounts included in determination of our revenue for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net operating revenue	$641,774	$539,765	$1,842,607	$1,572,289
Amounts retained by practices	(132,674)	(121,472)	(394,885)	(351,892)

Revenue	$509,100	$418,293	$1,447,722	$1,220,397

Amounts retained by practices increased from $351.9 million in the first nine months of 2002 to $394.9 million in the first nine months of 2003, an increase of $43.0 million, or 12.2%. Amounts retained by practices increased from $121.5 million in the third quarter of 2002 to $132.7 million in the third quarter of 2003, an increase of $11.2 million, or 9.2%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. Amounts retained by practices as a percentage of net operating revenue decreased from 22.4% to 21.4% for the first nine months of 2002 and 2003, respectively, and from 22.5% to 20.7% for the third quarters of 2002 and 2003, respectively. The decrease in amounts retained by practices as a percentage of net operating revenue is attributable to increased revenues under the service line model, reduction in operating margins of our affiliated practices and the conversion of practices to the earnings model.

Revenue increased from $1,220.4 million for the first nine months of 2002 to $1,447.8 million for the first nine months of 2003, an increase of $227.3 million, or 18.6%. Revenue increased from $418.3 million for the third quarter of 2002 to $509.1 million for the third quarter of 2003, an increase of $90.8 million, or 21.7%. Revenue growth was caused by increases in revenues attributable to pharmaceuticals and new service line revenues, and to a lesser extent, an increase in diagnostic and radiation revenues.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

The following table shows our revenue by segment for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Oncology pharmaceutical services	$318,592	$232,846	$876,695	$664,538
Other practice management services	120,207	118,636	359,625	353,167

Medical oncology	438,799	351,482	1,236,320	1,017,705
Cancer center services	56,976	49,952	169,235	157,086
Other segment revenue	13,325	16,859	42,167	45,606

	$509,100	$418,293	$1,447,722	$1,220,397

Trends in our revenue by segment are caused by the same factors affecting net operating revenue segments and are discussed above.

Medicare is the practices’ largest payor. During the first nine months of 2003 and 2002 approximately 41% of the PPM practices’ net patient revenue was derived from Medicare payments. This percentage varies among practices. No other single payor accounted for more than 10% of our revenues in the first nine months of 2003 or 2002. However, certain of our individual affiliated practices may have contracts with payors accounting for more than 10% of their revenues.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Pharmaceuticals and supplies	58.4	53.3	57.0	52.0
Field compensation and benefits	17.7	20.1	18.5	21.0
Other field costs	9.7	11.7	10.3	11.7
General and administration	3.8	4.0	3.5	3.8
Depreciation and amortization	3.4	4.1	3.8	4.4
Impairment, restructuring and other charges	0.3	18.4	0.1	9.6

Income (loss) from operations	6.7	(11.6)	6.8	(2.5)
Interest expense, net	(0.9)	(1.0)	(1.0)	(1.3)
Loss on early extinguishment of debt	—	—	—	(1.1)

Income (loss) before income taxes	5.8	(12.6)	5.8	(4.9)
Income tax benefit (provision)	(2.3)	4.0	(2.2)	1.6

Net income (loss)	3.5%	(8.6)%	3.6%	(3.3)%

Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $635.0 million in the first nine months of 2002 to $825.5 million in the same period of 2003, an increase of $190.5 million, or 30.0%. Pharmaceuticals and supplies expense increased from $223.1 million in the third quarter of

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

2002 to $297.5 million in the third quarter of 2003, an increase of $74.4 million, or 33.3%. As a percentage of revenue, pharmaceuticals and supplies increased from 52.0% in the first nine months of 2002 to 57.0% in the same period in 2003 and from 53.3% in the third quarter of 2002 to 58.4% in the third quarter of 2003. The increase was attributable to a larger portion of our operating revenue being derived from pharmaceuticals, more expensive drugs and to a lesser extent the conversion of two affiliated practices to, and the addition of seven practices in new markets under, the service line model since the third quarter of 2002.

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

We expect that third-party payors will continue to negotiate or mandate the reimbursement rates for pharmaceuticals and supplies, with the goal of lowering reimbursement rates, and that such lower reimbursement rates together with shifts in revenue mix may continue to adversely impact our margins with respect to such items. In both regulatory and litigation activity, federal and state governments are focusing on decreasing the amount governmental programs pay for drugs. Current governmental focus on AWP as a basis for reimbursement could also lead to a wide-ranging reduction in the reimbursement for pharmaceuticals by both governmental and commercial payors. Commercial and governmental payors also continue to try to implement both voluntary and mandatory programs in which the practice must obtain drugs they administer to patients from a third party and that third party, rather than the practice, receives payment for the drugs directly from the payor. We continue to believe that single-source drugs, possibly including oral drugs, will continue to be introduced at a rapid pace, thus further negatively impacting margins.

In response to this decline in margin relating to certain pharmaceutical agents, we have developed and are implementing a number of drug management programs which are designed to provide affiliated practices with practical tools for process improvement, cost reduction and decision support in relation to pharmaceuticals. The successful conversion of net revenue model practices to the earnings model and implementation of the service line structure should both also help reduce the impact of the increasing cost of pharmaceuticals and supplies and the effect of reduced levels of reimbursement. In addition, we have numerous efforts under way to reduce the cost of pharmaceuticals by negotiating discounts for volume purchases and by streamlining processes for efficient ordering and inventory control and are assessing other strategies to address this trend. We also continue to seek to expand into areas that are less affected by lower pharmaceutical margins, such as radiation oncology and diagnostic radiology. However, as long as pharmaceuticals continue to become a larger part of our revenue mix as a result of changing treatment patterns (rather than growth of our business), we believe that our overall margins could continue to be adversely impacted. In addition, the pharmacy service line is a lower-margin business than our PPM model. Although we believe it reduces risk in certain respects, and requires less capital investment than the PPM model, to the extent we add additional service line practices under the pharmacy service line, we would expect our overall margin percentages to be adversely impacted.

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices’ employees (other than physicians), increased from $256.4 million in the first nine months of 2002 to $267.5 million in the first nine months of 2003, an increase of $11.1 million, or 4.3%. Field compensation and benefits increased from $84.1 million in the third quarter of 2002 to $90.1 million in the third quarter of 2003, an increase of $6.0 million or

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

7.1%. As a percentage of revenue, field compensation and benefits decreased from 21.0% in the first nine months of 2002 to 18.5% in the first nine months of 2003, and from 20.1% in the third quarter of 2002 to 17.7% in the third quarter of 2003. The decrease as a percentage of revenue is attributable to increases in pharmaceutical revenues and the incremental service line revenue in 2003.

Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $143.3 million in the first nine months of 2002 to $148.1 million in the first nine months of 2003, an increase of $4.8 million, or 3.3%. Other field costs increased from $49.0 million in the third quarter of 2002 to $49.4 million in the third quarter of 2003, an increase of $0.4 million, or 0.8%. The increase in other field costs is partially attributable to $0.9 million recognized in the second quarter of 2003 in connection with the disaffiliation of a radiology practice consisting of 39 physicians effective June 30, 2003. As a percentage of revenue, other field costs decreased from 11.7% in the first nine months of 2002 to 10.3% in the first nine months of 2003, and from 11.7% in the third quarter of 2002 to 9.7% in the third quarter of 2003. The decrease as a percentage of revenue is attributable to increases in pharmaceutical revenues and the incremental service line revenue in 2003.

General and Administrative. General and administrative expenses increased from $45.9 million in the first nine months of 2002 to $51.2 million in the first nine months of 2003, an increase of $5.3 million, or 11.5%. General and administrative expenses increased from $16.6 million in the third quarter of 2002 to $19.2 million in the third quarter of 2003, an increase of $2.6 million, or 15.6%. Such increases are attributable to additional personnel and operating expenses incurred in order to support our development efforts since 2002 combined with our initiative to provide support for the service line operations. As a percentage of revenue, general and administrative costs decreased from 3.8% in the first nine months of 2002 to 3.5% in the first nine months of 2003, and from 4.0% in the third quarter of 2002 to 3.8% in the third quarter of 2003. Included in our results for the first nine months of 2003 are fees of $2.1 million in the first quarter of 2003, $1.0 million in the second quarter of 2003, and $1.5 million in the third quarter of 2003 for outside consultants providing strategic planning and other services that we would not expect to incur in future periods.

Overall, we experienced an increase in operating margins with earnings before taxes, interest, depreciation, amortization, and loss on early extinguishment of debt (EBITDA), as a percentage of revenue (EBITDA margin), increasing from 1.9% in the first nine months of 2002 to 10.6% in the first nine months of 2003, and from (7.5)% in the third quarter of 2002 to 10.0% in the third quarter of 2003. The increase in operating margins is attributable to the impairment, restructuring and other charges recognized in 2002, partially offset by the increase in pharmaceutical costs and, to a lesser extent, the increase in service line model agreements, which typically have lower margins.

The table below presents information about reported segments for the nine months ended September 30, 2003 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Unallocated General and Administrative Expenses and Charges	Total
Net operating revenue	$877,561	$679,266	$242,007	$43,773	$—	$1,842,607
Amounts retained by affiliated practices	(866)	(319,641)	(72,772)	(1,606)	—	(394,885)

Revenue	876,695	359,625	169,235	42,167	—	1,447,722
Operating expenses	(793,545)	(295,443)	(136,466)	(70,635)	(52,915)	(1,349,004)

Income (loss) from operations	83,150	64,182	32,769	(28,468)	(52,915)	98,718
Depreciation and amortization	106	—	21,791	33,069	—	54,966

EBITDA	$83,256	$64,182	$54,560	$4,601	$(52,915)	$153,684

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

The table below presents information about reported segments for the nine months ended September 30, 2002 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Unallocated General and Administrative Expenses and Charges	Total
Net operating revenue	$665,219	$628,037	$230,192	$48,841	$—	$1,572,289
Amounts retained by affiliated practices	(681)	(274,870)	(73,106)	(3,235)	—	(351,892)

Revenue	664,538	353,167	157,086	45,606	—	1,220,397
Operating expenses	(602,562)	(285,742)	(122,764)	(76,915)	(162,697)	(1,250,680)

Income (loss) from operations	61,976	67,425	34,322	(31,309)	(162,697)	(30,283)
Depreciation and amortization	173	—	14,754	38,403	—	53,330

EBITDA	$62,149	$67,425	$49,076	$7,094	$(162,697)	$23,047

The table below presents information about reported segments for the three months ended September 30, 2003 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Unallocated General and Administrative Expenses and Charges	Total
Net operating revenue	$319,021	$229,835	$79,551	$13,367	$—	$641,774
Amounts retained by affiliated practices	(429)	(109,628)	(22,575)	(42)	—	(132,674)

Revenue	318,592	120,207	56,976	13,325	—	509,100
Operating expenses	(286,993)	(96,498)	(47,625)	(23,059)	(20,974)	(475,149)

Income (loss) from operations	31,599	23,709	9,351	(9,734)	(20,974)	33,951
Depreciation and amortization	57	—	7,205	9,925	—	17,187

EBITDA	$31,656	$23,709	$16,556	$191	$(20,974)	$51,138

The table below presents information about reported segments for the three months ended September 30, 2002 (in thousands):

	Oncology Pharmaceutical Services	Other Practice Management Services	Cancer Center Services	Other	Unallocated General and Administrative Expenses and Charges	Total
Net operating revenue	$234,635	$213,621	$73,948	$17,561	$—	$539,765
Amounts retained by affiliated practices	(1,789)	(94,985)	(23,996)	(702)	—	(121,472)

Revenue	232,846	118,636	49,952	16,859	—	418,293
Operating expenses	(209,563)	(98,091)	(39,586)	(26,156)	(93,454)	(466,850)

Income (loss) from operations	23,283	20,545	10,366	(9,297)	(93,454)	(48,557)
Depreciation and amortization	(169)	—	4,789	12,492	—	17,112

EBITDA	$23,114	$20,545	$15,155	$3,195	$(93,454)	$(31,445)

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

The decrease in EBITDA for the other practice management services for the first nine months ended September 30, 2003 as compared to the same prior year period is primarily attributable to our disaffiliation with two medical oncology practices representing 12 physicians since September 30, 2002.

Medical oncology EBITDA margin decreased from 12.7% in the first nine months of 2002 to 11.9% in the first nine months of 2003. This decrease is attributable to an increase in lower margin pharmaceuticals.

Cancer center services EBITDA margin increased from 31.2% in the first nine months of 2002 to 32.2% in the first nine months of 2003. This increase is attributable to exiting from unprofitable sites, investment in technology such as intensity modulated radiation therapy (IMRT), combined with growth in same practice radiation treatments and PET scans. Cancer Center Services EBITDA for the three and nine months ended September 30, 2003 includes costs of $0.9 million incurred in connection with our disaffiliation with a radiology group effective June 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense increased from $53.3 million in the first nine months of 2002 to $55.0 million in the first nine months of 2003, an increase of $1.6 million or 3.1%. Depreciation and amortization expense increased from $17.1 million in the third quarter of 2002 to $17.2 million in the third quarter of 2003, an increase of $0.1 million or 0.4%. The increase in depreciation and amortization expense is attributable to increased investment in radiation and PET technologies, partially offset by impairments of management service agreements and cancer center assets in 2002. As a percentage of revenue, depreciation and amortization expense decreased from 4.4% in the first nine months of 2002 to 3.8% in the first nine months of 2003, and from 4.1% in the third quarter of 2002 to 3.4% in the third quarter of 2003. The decline in depreciation and amortization expense as a percentage of revenue reflects the impairment charges on intangible assets and cancer center assets totaling $140.8 million recognized in 2002.

Impairment, Restructuring and Other Charges. We have recorded no impairment or restructuring charges during the first nine months of 2003. During the third quarter of 2003, we recognized a $1.8 million loss on the sale of a cancer center.

During the first nine months of 2002, we have incurred impairment and restructuring costs related to transitional activity, including the following:

•	Termination of service agreements related to the conversion of PPM practices to the service line model and in connection with practice disaffiliations.

•	Gains and losses related to sales of assets back to practices converting to the service line model or in connection with practice disaffiliations.

•	Impairment of intangible assets related to net revenue model service agreements.

•	Centralization of accounting and financial processes.

•	Allowance on an affiliate receivable.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

In that context, we recognized the following impairment, restructuring and other charges during the three months and nine months ending September 30, 2002 (in thousands):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Write-off of service agreements	$68,314	$107,999
Gain on sale of practice assets	(3,415)	(5,433)
Personnel reduction costs	882	1,791
Allowance on an affiliate receivable	11,050	11,050
Consulting costs for implementing service line	—	1,397

	$76,831	$116,804

The following is a detailed summary of the third quarter of 2002 charges (in thousands):

	Conversion to Service Line	Practice Disaffiliations	Impairment of Net Revenue Model Service Agreement	Processing Centralization	Affiliate Receivable Allowance	Total
Write-off of service agreements	$13,054	$4,253	$51,007	$—	$—	$68,314
Gain on sale of practice assets	(1,063)	(2,352)	—	—	—	(3,415)
Personnel reduction costs	—	—	—	882	—	882
Allowance on an affiliate receivable	—	—	—	—	11,050	11,050

	$11,991	$1,901	$51,007	$882	$11,050	$76,831

During the first nine months of 2002, we transitioned three of our PPM practices with an aggregate of 23 physicians to the service line model, including one such transition in the third quarter of 2002. In each transaction, the existing PPM service agreement was terminated, the practice repurchased its assets, and future consideration owing to physicians for their initial affiliation with the Company was either accelerated or forfeited.

We also disaffiliated with physicians in four net revenue markets during the third quarter of 2002 and terminated a service agreement in one market with respect to certain radiology sites during the second quarter of 2002. In these terminations, practice assets were repurchased and fees were paid in connection with the termination. Remaining consideration owed to the physicians (if any) by us with respect to their original PPM affiliation transaction was accelerated.

The impairment of service agreements during the third quarter of 2002 was a non-cash, pretax charge of $68.3 million comprising (i) a $13.0 million charge related to a PPM service agreement that was terminated in connection with conversion to the service line model, (ii) a $51.0 million charge related to three net revenue model service agreements that became impaired during the third quarter of 2002 based upon our analysis of projected cash flows under those agreements, taking into account developments in those markets during the third quarter of 2002 and (iii) a $4.3 million charge related to a group of physicians under a net revenue model service agreement with which we disaffiliated during the third quarter of 2002. The remainder of the charge relating to impairment of service agreements for the first nine months of 2002 were non-cash, pretax charges of $39.7 million comprising (i) a $33.8 million charge related to a net revenue model service agreement that became impaired during the second quarter of 2002 based upon our analysis of projected cash flows under that agreement, taking into account developments in that market during the second quarter of 2002

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

and (ii) a $5.9 million charge related to two PPM service agreements that terminated in conjunction with conversion to the service line.

The $3.4 million net gain on sale of practice assets during the third quarter of 2002 comprised (a) net proceeds of $4.3 million paid by converting and disaffiliating physicians and (b) a $0.2 million net recovery of working capital assets, partially offset by a $1.1 million net charge arising from our accelerating consideration that would have been due to physicians in the future in connection with those transactions.

During the second quarter of 2002 we recognized a $2.0 million net gain on sale of practice assets. During that quarter, we terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for delivery to us of 1.1 million shares of our common stock. In connection with that sale, we also recognized a write-off of a receivable of $0.5 million due from the physicians and agreed to make a cash payment to the buyer of $0.6 million to reflect purchase price adjustments during the third quarter of 2002. The transaction resulted in a $3.9 million gain based on the market price of our Common Stock as of the date of the termination. This gain was partially offset by a $1.9 million net impairment of working capital assets relating to service line conversions, disaffiliations and potential disaffiliations.

During the third quarter of 2002, in connection with our transition, we commenced an initiative to further centralize certain of our accounting and financial reporting functions at our headquarters in Houston, resulting in a $0.9 million charge for personnel reduction costs. During the first and second quarters of 2002, we recognized $0.3 million and $0.6 million, respectively, for personnel reduction costs.

During the third quarter of 2002, we recognized an $11.1 million allowance related to an $11.1 million receivable due to us from one of our affiliated practices. In the course of our PPM activities, we advance amounts to physician groups and retain fees based upon our estimates of practice performance. Subsequent events and related adjustments may result in the creation of a receivable with respect to certain amounts advanced. During the third quarter of 2002, we made the determination that a portion of such amounts owed by physician practices to us may have become uncollectible due to, among other things the age of the receivable and circumstances relating to practice operations.

During the second quarter of 2002 we recognized $1.0 million of professional fees for consultants advising us on the implementation of the service line. During the first quarter of 2002, we also recognized charges of $0.4 million in consulting fees related to our introduction of the service line model.

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

In September 2001, we announced in a press release that our introduction of the service line structure and transition away from the net revenue model and the related realignment of our

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

business would cause us to record unusual charges for write-offs of service agreements and other assets and other charges. These charges include the impairment, restructuring and other charges and loss on early extinguishment of debt we have recorded during 2002. Throughout 2002, we had recorded $10.3 million in unusual cash charges and $153.4 million in unusual non-cash charges in connection with our transition process. We have not recognized any unusual charges in the first nine months of 2003.

The principal category of those prior charges related to the impairment of service agreements. Service agreements were impaired either because of a termination of the agreement (both in disaffiliations and conversions to the service line) or because we determined that the agreement was impaired based on expected future cash flow under the agreement. The latter category of impairment related exclusively to net revenue model practices. Currently, our balance sheet reflects $22.8 million in service agreements under the net revenue model and $219.6 million under the earnings model. Based upon the potential for continued declining performance, we would anticipate that the net revenue model agreements, if not converted to the earnings model, could become impaired in the future. Material changes in reimbursement could result in additional charges, including additional impairments of service agreements and other long-term assets.

Interest. Net interest expense decreased from $15.8 million in the first nine months of 2002 to $14.8 million in the first nine months of 2003, a decrease of $1.0 million, or 6.4%. Net interest expense increased from $4.2 million in the third quarter of 2002 to $4.7 million in the third quarter of 2003, an increase of $0.5 million, or 11.4%. As a percentage of revenue, net interest expense decreased from 1.3% for the first nine months of 2002 to 1.0% for the first nine months of 2003, and from 1.0% in the third quarter of 2002 to 0.9% in the third quarter of 2003. Such decreases are due to payment of physician debt, lower borrowing levels during the first nine months of 2003, reduced interest rates on our leasing facility and, to a lesser extent, an increase in interest income resulting from improved operating cash flows since September 30, 2002. On February 1, 2002, we refinanced our indebtedness by issuing $175 million in 9.625% Senior Subordinated Notes due 2012 and repaid in full our existing senior secured notes and terminated our existing credit facility. Our previously existing $100 million senior secured notes bore interest at a fixed rate of 8.42% and would have matured as to $20 million in each of 2002-2006. Lower levels of debt during the first nine months of 2003, as compared to the same period in 2002, partially offset by the increased rate of interest contributed to the decrease of interest expense.

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

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

Income Taxes. We recognized an effective tax rate of 38.3% and (32.1)% for the first nine months of 2003 and 2002, respectively. The lower effective tax rate in 2002 reflects the lack of state tax benefit related to certain of the impairment, restructuring and other charges recognized in the prior year.

Net Income. Net income increased from a loss of $40.5 million, or ($0.41) per share, in the first nine months of 2002 to net income of $51.8 million, or $0.56 per diluted share, in the first nine months 2003, an increase of $92.3 million. Earnings per share has been positively impacted by our repurchase of 9.6 million shares since September 30, 2002 through the third quarter of 2003. Net income increased from a loss of $36.2 million in the third quarter of 2002 to net income of $17.9 million in the third quarter of 2003. Included in net income for the first nine months of 2002 are impairment, restructuring and other charges of $116.8 million and a loss on early extinguishment of debt of $13.6 million. Excluding these charges, net income for the first nine months of 2002 would have been $43.9 million, which represents earnings per share of $0.44.

Liquidity and Capital Resources

As of September 30, 2003, we had net working capital of $149.6 million, including cash and cash equivalents of $125.4 million. We had current liabilities of $372.8 million, including $80.8 million in current maturities of long-term debt, and $190.3 million of long-term indebtedness. During the first nine months of 2003, we provided $185.8 million in net operating cash flow, invested $61.5 million, and used cash from financing activities in the amount of $73.9 million. As of October 27, 2003, we had cash and cash equivalents of $146.9 million.

Cash Flows from Operating Activities

During the first nine months of 2003, we provided $185.8 million in cash flows from operating activities as compared to $134.4 million in the comparable prior year period. The increase in cash flow is primarily attributable to improved cash collections during the first nine months of 2003, offset by federal income tax payments of $11.4 million in the nine months ended September 30, 2003. Our accounts receivable days outstanding has improved from 48 days at December 31, 2002 to 44 at September 30, 2003.

Cash Flows from Investing Activities

During the first nine months of 2003 and 2002, we expended $63.1 million and $45.1 million in capital expenditures, including $42.1 million and $24.6 million on the development and construction of cancer centers, respectively. Maintenance capital expenditures were $21.0 million and $20.5 million in the first nine months of 2003 and 2002, respectively. For all of 2003, we anticipate expending a total of approximately $30-$35 million on maintenance capital expenditures and approximately $50-$55 million on development of new cancer centers and PET installations. Over the next two to three years, we expect to expend $20-$30 million for upgrades to existing cancer centers, including introduction of IMRT and high dose radiotherapy (HDR) equipment.

Cash Flows from Financing Activities

During the first nine months of 2003, we used cash from financing activities of $73.9 million as compared to cash provided of $5.5 million in the nine months of 2002. Such decrease in cash flow is primarily attributed to the proceeds in 2002 from the issuance of our Senior Subordinated Notes due 2012, net of the cash payments for the retirement of our previously existing indebtedness,

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - Continued

including a prepayment premium paid as a result of early extinguishment of our Senior Secured Notes due 2006. In addition, we expended $61.2 million to repurchase 7.5 million shares of our Common Stock during the first nine months of 2003.

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

We entered into a leasing facility in December 1997, under which a lessor entity acquired properties and paid for construction of certain of our cancer centers and leased them to us. It matures in June 2004. As of September 30, 2003, we had $70.2 million outstanding under the facility and no further amounts are available under that facility. The annual rent, which is classified as interest expense, under the lease is approximately $3.0 million, based on interest rates in effect as of September 30, 2003.

Since December 31, 2002, we guarantee 100% of the residual value of the properties in the lease and therefore include the $70.2 million outstanding under the lease as indebtedness on our financial statements. We also include assets under the lease as assets on our balance sheet based upon our determination of fair values of those properties at December 31, 2002. During the first nine months of 2003 we began to recognize a depreciation charge in respect of the assets in the leasing facility amounting to $2.8 million. We did not recognize depreciation expense for those off-balance-sheet assets prior to December 31, 2002.

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

RESULTS OF OPERATIONS - Continued

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

We currently expect that our principal use of funds in the near future will be in connection with the purchase of medical equipment, including upgrades and additional equipment such as IMRT and HDR, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers and PET centers, and implementation of the service line structure, as well as possible repurchases of our Common Stock. It is likely that our capital needs in the next several years will exceed the cash generated from operations. Thus, we may incur additional debt or issue additional debt or equity securities from time to time. Capital available for health care companies, whether raised through the issuance of debt or equity securities, is quite limited. As a result, we may be unable to obtain sufficient financing on terms satisfactory to management or at all. Continued uncertainty regarding reimbursement or an adverse change in reimbursement could continue to adversely impact our ability to access capital markets, including our ability to extend or refinance our leasing facility.

US Oncology, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the normal course of business, our financial position is routinely subjected to a variety of risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

Among these risks is the market risk associated with interest rate movements on outstanding debt. Our borrowings under the credit facility and leasing facility contain an element of market risk from changes in interest rates. We currently have no outstanding borrowings under our credit facility. Historically, we have managed this risk, in part, through the use of interest rate swaps; however, no such agreements have been entered into in during the first nine months of 2003. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during the first nine months of 2003.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at September 30, 2003. The market values that result from these computations are compared with the market values of these financial instruments at September 30, 2003. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of our financial instruments.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. We do not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices, although we do employ pharmacists and operate licensed pharmacies in our pharmaceutical service line. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. Although we and our practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against us or one of the practices in excess of insurance coverage could have a material adverse effect on us.

We have become aware that we and certain of our subsidiaries and affiliated practices are the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits) that remain under seal, meaning they were filed on a confidential basis with a U.S. federal court and are not publicly available or disclosable. Although all of the qui tam suits against us of which we are aware have been dismissed, because qui tam actions are filed under seal, there is a possibility that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with law.

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

US Oncology, Inc.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K/A filed June 17, 1999 and incorporated herein by reference).

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Form 10-K filed March 21, 2003 and incorporated herein by reference).

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from the Company’s Form 8-A filed June 2, 1997).

4.2	Indenture dated February 1, 2002 among US Oncology, Inc., the Guarantors named therein, and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Company’s Form 8-K filed February 5, 2002).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

During the third quarter, on August 8, 2003, we filed a form 8-K pursuant to Item 12 disclosing our release of financial results for the quarter ended June 30, 2003.

US Oncology, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY, INC.

Date: November 13, 2003:	By:	/s/ R. DALE ROSS

R. Dale Ross, Chief Executive Officer (duly authorized signatory)

Date: November 13, 2003:	By:	/s/ BRUCE D. BROUSSARD

Bruce D. Broussard, Chief Financial Officer (principal financial officer and accounting officer)