Form 10-K
period 2003-12-31
US ONCOLOGY INC
filed 2004-03-12
CIK 943061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-26190

US ONCOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1213501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16825 Northchase Drive, Suite 1300, Houston, Texas	77060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 601-8766

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 par value)

(Title of class)

Series A Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b of the Act). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 was $510.8 million (based upon the closing sales price of the Common Stock on The Nasdaq Stock Market on June 30, 2003 of $7.39 per share). For purposes of this calculation, shares held by non-affiliates exclude only those shares beneficially owned by executive officers, directors and stockholders beneficially owning 10% or more of the outstanding Common Stock.

There were 85,286,454 shares of the Registrant’s Common Stock outstanding on February 29, 2004. In addition, as of February 29, 2004, the Registrant had agreed to deliver approximately 946,531 shares of its Common Stock on certain future dates for no additional consideration.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement issued in connection with the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Part I

As used in this report, unless the context otherwise requires, the terms, “US Oncology,” the “Company,” “we,” “our” and “us” refer to US Oncology, Inc. and its consolidated subsidiaries.

Introduction

This report comprises over 75 pages of information. The length and detail required by applicable disclosure and reporting rules can leave a reader somewhat overwhelmed. Therefore, this introduction is designed to provide you with some context for information contained in this report.

Our core business is providing services to physicians who treat cancer patients. Our services are grouped under three main business lines – medical oncology services, cancer center services and cancer research services. We provide these services principally through our Physician Practice Management (“PPM”) business model, bundled together as a comprehensive set of oncology practice management services where we become the exclusive provider of all business management services to the practice. We also offer pharmaceutical and research services under separate non-comprehensive agreements under what we call our “service line model” to practices that do not wish to contract for our comprehensive package of services.

Our fees under the physician practice management model are generally based on the overall financial performance of the practice. Under the service line model, our fees are fees for service not tied to overall practice performance. 91.1% of our 2003 revenues were derived from PPM service agreements.

This report is designed to give investors an understanding of our business and performance, as well as to comply with relevant securities laws. The following is a brief guide to some of the key sections of this report.

•	The Business section, beginning on page 3, offers an overview of our business and operations and describes recent strategic developments and initiatives.

•	Forward-Looking Statements and Risk Factors, beginning on page 12, is an outline of key risks and uncertainties that could materially affect our business and performance or the value of our securities. Investors should keep these risks in mind as they review this report.

•	The Selected Financial Data table on page 23, presents a one-page snapshot of the performance of our business over the past five years. Investors should read this in conjunction with the Consolidated Financial Statements and the notes thereto.

•	Management’s Discussion and Analysis of Results of Operations and Financial Condition, beginning on page 25, is designed to provide the reader of the financial statements with a narrative discussion of our financial results. In that section we point to material trends in our business and explain some of the underlying factors that drive our business results.

•	The Consolidated Financial Statements, beginning on page 45, include an overview of our financial position, results of operations and cash flows.

•	The Notes to Consolidated Financial Statements follow the financial statements. Among other things, the notes contain our accounting policies, detailed information on items within the financial statements, certain commitments and contingencies, and the performance of each of our segments.

The financial statements presented in this report were prepared in accordance with generally accepted accounting principles in the United States. In Management’s Discussion and Analysis of Results of Operations and Financial Condition, we describe many events and trends, both recurring and nonrecurring, including significant impairment, restructuring and other charges that we have incurred over the past three years as a result of market developments and activities related to the repositioning of our business. We have also discussed, under the heading Forward-Looking Statements and Risk Factors, possible events or trends that typically occur in an unpredictable fashion and uncertainties relating to our business. In addition to those trends and events discussed in this report, it is important for investors to understand that our financial statements rely on estimates, which are also subject to uncertainties, including those discussed below under the heading

“Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies and Estimates.”

Item 1.	Business

US Oncology is America’s premier cancer care services company. We support the cancer care community by providing medical oncology services, cancer center services and cancer research services. Our network of over 875 affiliated physicians provides care to patients in over 470 locations, including 78 outpatient cancer centers and 23 Positron Emission Tomography (PET) sytems, across 32 states. We estimate that in 2003 those physicians provided care to approximately 500,000 patients, including approximately 190,000 new patients.

Our network’s community-based focus allows our affiliated physicians to provide to patients locally the latest advances in therapies, research and technology, often within a single outpatient setting. As a result, patients access high-quality treatment with the least amount of disruption to their daily lives. Our nationwide presence enables us to rapidly implement best practices and share new discoveries, and our network’s size affords competitive advantages in areas such as purchasing, information systems, access to clinical research and leading edge technology.

US Oncology was incorporated in October 1992 under the laws of the State of Delaware. Our principal executive offices are located at 16825 Northchase Drive, Suite 1300, Houston, Texas, and our telephone number is (832) 601-8766. Our common stock is traded on the Nasdaq Stock Market under the symbol “USON.” Our website address is http://www.usoncology.com, and copies of our filings with the Securities and Exchange Commission are available on our website under the heading “Investor Relations.” We file our reports electronically with The United States Securities and Exchange Commission (SEC) using the SEC’s Electronic Data Gathering and Retrieval or “EDGAR” system. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including US Oncology, at http://www.sec.gov.

Cancer in the United States

The provision of cancer care is a significant and growing market. Cancer is the second-leading cause of death in the United States. More than 1,500 Americans a day die from this disease — one out of every four deaths in this country. Since 1990, more than 18 million new cancer cases have been diagnosed, and the American Cancer Society (ACS) estimates that approximately 1.4 million new cancer cases will be diagnosed in America during 2004. Approximately one in two men, and one in three women in the United States will develop cancer at some point during their lifetime.

Cancer’s financial toll is staggering, too. The National Institutes of Health estimate that overall costs for cancer in the year 2003 were $189.5 billion, including $64.2 billion in direct medical costs. As America’s population ages, incidences of cancer are likely to increase, since cancer is much more common in the elderly than in the young.

As diagnostic technology improves and more treatment options become available, survival rates are improving. The National Cancer Institute estimated that approximately 9.6 million Americans with a history of cancer were alive in January 2000. However, survival is not without its costs. As new oncology pharmaceuticals and supportive care drugs are introduced into the marketplace, the costs of treating cancer patients continue to rise. Improved survival rates also mean that many patients receive treatment for longer periods of time, increasing costs and the challenges of managing ever-increasing patient loads. Current industry estimates predict that pharmaceutical use will continue to increase. New diagnostic and radiation treatment technology also require significant investments by cancer care providers.

We believe that these demographic and industry trends, coupled with the increasing complexity of managing an oncology practice, have increased the need for our services. We believe that this need is even more acute in light of recent reductions in Medicare reimbursement for cancer care. We believe that we offer oncology practices the tools they need to survive and thrive in providing their patients high quality, cost-effective and convenient cancer care.

Our Strategy

Our mission is to increase access to and advance the delivery of high-quality cancer care in America. We do this by offering physicians a complete set of services to enable them to provide cancer patients with a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology, diagnostic services, access to clinical trials, patient education and other services, all in an outpatient setting.

We believe that in today’s marketplace, particularly in light of recent reductions in Medicare reimbursement and continued pressures on overall reimbursement, the most successful oncology practices will be those that have a preeminent position in their local market, that are diversified beyond medical oncology and that have implemented efficient management. We believe that our services best position practices to attain these characteristics.

We intend to intensify our development efforts and to continue to offer practices and physicians the opportunity to take advantage of our services through a comprehensive strategic alliance, encompassing all of the management services we offer. We believe that our comprehensive solution is the best one for most oncology practices. We previously offered our PPM affiliated practices the option to move to a less comprehensive, lower cost “service line” option, and most practices have remained on the PPM model.

For medical oncologists who do not wish to obtain comprehensive management services, such as billing and collection and cancer center diversification opportunities, we offer pharmaceutical management services as a stand-alone option under our “service line” structure. Under our pharmaceutical service line offering, we manage all aspects of the pharmaceutical operations of the practice, but do not provide other business office services and do not provide services outside of medical oncology. We also offer our Cancer Research Services to our pharmaceutical customers under the service line structure.

During the last several years, we have worked to enhance the platform upon which we expect to build. Our model conversions and disaffiliations have stabilized our network to align ours and our practices’ incentives and better ensure that our economic arrangements are sustainable, as well as eliminating the distraction of underperforming practices and assets.

Our Business

Our operations are organized around three distinct business lines: Medical Oncology Services, Cancer Center Services and Cancer Research Services.

Medical Oncology Services. We provide comprehensive management services to medical oncologists. These services can be divided into two categories – oncology pharmaceutical services and practice management services. Because medical oncologists are typically the “gate keeper”, or primary care, physicians for oncology patients, we focus our development efforts on affiliating with the preeminent medical oncology group in a market. We then help that group grow by recruiting new physicians and affiliating with other oncologists in the market. We believe that larger oncology groups can more effectively expand into radiation oncology and diagnostic radiology and more effectively use capital assets, thereby providing the full continuum of high quality care to cancer patients in local communities. Once an oncology group has obtained sufficient size, we encourage that group to take advantage of our cancer center services described below. In addition, we continue to promote cancer research services for all of our practices.

Pharmaceuticals are the central component of medical oncology practices and by far their largest expense. For this reason, we have developed core competencies in purchasing and managing oncology pharmaceuticals for medical oncologists. Central to the pharmaceutical services we provide to medical oncologists is our better-than-market drug pricing. By aggregating our network-wide purchasing power in negotiations with pharmaceutical companies, we attempt to obtain the best possible pricing.

In addition, we provide comprehensive pharmaceutical services to our affiliated practices in an effort to further enhance cost-effectiveness, including:

•	Inventory Management. We track drug usage and waste and develop and implement network-wide protocols and systems designed to enhance drug safety and efficiency.

•	Admixture. At some locations, we coordinate comprehensive mixing services for oncology drugs.

•	Information Services. We provide data collection and analytical services for use by physicians, pharmaceutical companies and patients, including comprehensive analyses of complex chemotherapy regimens and their toxicity, convenience and cost.

•	National Network Participation. We coordinate national meetings and discussions among network physicians regarding treatment protocols, drug effectiveness and other pharmacy-related issues, including support for a network-wide pharmacy and therapeutics committee made up of network physicians.

•	Retail Pharmacy. Where appropriate, we establish, or assist practices in establishing, retail pharmacy locations for oral and other self-administered therapies.

The second component of our medical oncology offering includes comprehensive practice management services for medical oncologists. These services are designed to encompass all of the non-clinical aspects of running a medical oncology practice and include:

•	Billing and Collection. We bill and collect all patient receivables.

•	Financial Services. We provide budgeting, accounting, payroll and other services to practices.

•	Strategic Planning. We work with practices to set budgets, establish goals and determine strategic direction.

•	Systems. We provide and manage IT systems for practices.

•	Personnel Management and Benefits Administration. We hire and administer all non-clinical staff and administer benefits for physicians and employees.

•	Compliance and Risk Management. We provide insurance and risk management functions and assist in compliance activities.

•	Marketing Support. We provide marketing service and support.

•	Managed Care Contracting Support. We assist practices in negotiating and analyzing managed care contracts.

•	Public Policy and Patient Advocacy. We provide a voice in Washington for our affiliated practices.

Medical oncologists under our PPM model receive all of our medical oncology services, while physicians under our service line model contract only for the oncology pharmaceutical services aspect of this business line.

Under the PPM model, our revenues are fees paid by the practices and include reimbursement for all expenses, as well as an additional fee based upon overall practice performance. Under our service line model our revenues are fees paid by the practices and include reimbursement for the cost of pharmaceuticals plus an additional fee based upon the services required by the practice.

Cancer Center Services. We provide capital and development and operations expertise for outpatient cancer centers. We encourage medical oncology practices with sufficient market presence to diversify into diagnostic radiology and radiation therapy. Diversification enables practices to offer a full range of technologies to their patients, such as radiation therapy and diagnostic radiology, as well as enhancing medical oncologists’ financial position by mitigating some of their financial exposure to changes in pharmaceutical economics. We manage all aspects of the process, from helping practices decide whether and where to build a cancer center, through regulatory and permitting issues, through construction, development and operations. We believe a fully integrated, diversified practice is best able to offer patients high-quality, cost effective care in their local communities.

Services we offer include:

•	Market Evaluation. We assess markets, including evaluation of competition, demographic trends, referral patterns and patient base, for both initial construction of centers and expansion of existing centers.

•	Pre-Construction Analysis and Planning. We assist in site selection and deal with permitting, zoning and similar requirements. We also coordinate certificate of need or similar approval processes, where necessary, develop a master site plan and provide project cost estimates, financial plans and preliminary staffing and equipment plans.

•	Construction. We coordinate all aspects of the construction, engineering and design of the cancer center.

•	Equipment Services. We fully equip and furnish the center, taking advantage of our network size to obtain favorable pricing. We coordinate installation of the equipment and handle ongoing maintenance and upgrades. We also provide the systems necessary to efficiently integrate equipment, treatment planning and other functions.

•	Personnel. We recruit technical and other staff to operate the center, including physicists, dosimetrists, radiation therapists, nurses, social workers, dieticians, secretaries, clerical staff, data managers and research staff. We also provide training on a centralized basis through our national staff.

•	Operations. We manage all of the day-to-day operations of the center, including all of the same comprehensive practice management services we provide to medical oncologists.

In some markets, because of particular competitive conditions or as a result of certificate of need or similar regulations, we may determine that a joint venture with another local provider is the best way for us to develop cancer center services. In such cases we facilitate negotiations and structure transactions between ourselves, our affiliated practice and another local healthcare provider, such as a hospital.

We offer cancer center services only as part of our PPM offering. Our revenues come from our overall management fees, which are typically based upon some measure of overall practice performance.

Cancer Research Services. We provide cancer research services to practices that are affiliated with us under either our PPM or service line model. We provide a full range of services from study concept and design to regulatory approval.

During 2003, we supervised 50 different clinical trials. Our affiliated practice researchers enrolled more than 3,300 new patients in these studies during 2003. More than 470 of our affiliated physicians participate in clinical research through US Oncology.

Under our cancer research service line, our revenues come from pharmaceutical and biotechnology firms that pay us to manage and facilitate their clinical trials and to provide other research-related services. Under this service line, we pay our affiliated physicians for their participation in clinical trials according to financial arrangements that are separately determined for each trial.

We manage our overall business according to the business lines described above. Accordingly, we include segment financial information in this report for each of these business segments.

Economic Models

Most of our revenues (91.1% during 2003) are derived under the physician practice management (PPM) model. Under the PPM model, we provide all of our services to a physician practice under a single management agreement under which we are appointed exclusive business manager, responsible for all of the non-clinical aspects of the physicians’ practice.

Our PPM agreements are long-term agreements (generally with initial terms of 25 to 40 years) and cannot be terminated unilaterally without cause. Physicians joining the PPM practices are required to enter into employment or non-competition agreements with the practice. Prior to 2002, we generally paid consideration to physicians in physician groups in exchange for the group’s selling us operating assets and entering into such long-term contracts or joining an already affiliated group. Historically, we also have helped affiliated groups expand by recruiting individual physicians without buying assets or paying consideration for service agreements. During 2002 and 2003, our PPM business expanded solely through such recruitment (rather than new affiliations involving the purchase of assets and payment of consideration.)

We intend to continue to expand our business, both by recruiting new physicians and by affiliating with new groups. We will pay consideration for operating assets of groups and may, under some circumstances, pay other consideration.

Under most of our PPM agreements, we are compensated under the “earnings model.” Under that model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. 66.7% of our revenue during 2003 was derived from affiliated practices managed under agreements on the earnings model as of December 31, 2003. The remainder of our PPM agreements are under the net revenue model described below or, in some states, provide for a fixed management fee.

Of our 2003 revenue, 6.8% was derived under the service line model. Under our service line agreements, fees include payment for pharmaceuticals and supplies used by the group, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. Rates for our services typically are based on the level of services required by the practice.

Realignment of Net Revenue Model Practices

Of our 2003 revenue, 24.4% was derived from affiliated practices managed under PPM agreements on our “net revenue model” as of December 31, 2003. Under the net revenue model, our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee. Under these agreements, once we have been reimbursed for expenses, the practice is entitled to retain a fixed portion of revenues before any additional service fee is paid to us. The effect of this priority of payments is that we bear a disproportionate share of increasing practice costs, since if there are insufficient funds to pay both our fee and the fixed amount to be retained by the practice, the entire amount of the shortfall reduces our management fee. Rapidly increasing pharmaceutical costs have increased practice revenues and thus the amounts retained by physicians. At the same time rising costs have eroded margins, leaving less available to pay our management fees.

The net revenue model does not appropriately align our and our practices’ economic incentives, in that the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, we have been seeking to convert net revenue model practices to the earnings model since the beginning of 2001. In some cases, net revenue model practices have converted instead to the service line model or disaffiliated entirely. Of our 2000 revenue, 56.3% was derived from net revenue model practices, while only 24.4% of our 2003 revenue was derived from practices under the net revenue model as of December 31, 2003. We no longer enter into new affiliations under the net revenue model.

Since December 31, 2003, and through March 1, 2004, we have converted three practices previously under the net revenue model, representing 6.2% of our 2003 revenue, to the earnings model. We will continue to attempt to convert the remaining net revenue model practices.

Conversions and disaffiliations have helped to stabilize our operating platform. The percentage of Field EBITDA that we retained as management fees (not including reimbursement for practice expenses) declined from 42% in 1999 to 38% in 2000 and 35% in 2001. With the implementation of our realignment strategy, the percentage of Field EBITDA has been steady, at 34% in both 2002 and 2003.

Since announcing our initiative to convert practices away from the net revenue model in November 2000, we have recorded charges of $251.3 million relating to impairment of net revenue model practices resulting either from termination of those agreements or the determination that their carrying values were not recoverable. As of December 31, 2003, only one net revenue model service agreement, with a carrying value of $22.5 million, was reflected on our balance sheet.

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

Pharmaceutical Management. The specialty pharmaceutical industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. We are unique in our exclusive focus on oncology pharmaceuticals. Some of our current and potential competitors include:

•	specialty pharmacy distributors and pharmacy benefit management companies, such as Accredo Health, Incorporated, Express Scripts, Incorporated, Caremark Rx, Inc., Priority Healthcare Corporation, Advance PCS, Medco Health Solutions, Incorporated and Gentiva Health Services, Inc.;

•	specialty pharmacy divisions of national wholesale distributors;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	group purchasing organizations (GPOs);

•	manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

•	hospital-based comprehensive cancer care centers and other alternate site healthcare providers.

Outpatient Healthcare Centers. Outpatient care is a growing trend, but the sector is highly fragmented. We know of at least one other company that is focused on outpatient radiation oncology centers. Many hospitals and regional medical centers also operate outpatient care centers, offering primary care, urgent care, diagnostic imaging like MRIs and heart scans, minor surgery (known as ambulatory surgery centers or ASCs), and a range of other specialties including oncology. Although fragmented and predominantly locally-focused, our strongest competitors are hospitals or joint ventures between hospitals and oncology practices who finance, build and operate comprehensive cancer centers adjacent to a large hospital or as a satellite location within the hospital system. Companies such as SurgiCare, Inc. (for ASCs) and Outpatient Imaging Affiliates (for diagnostic radiology imaging) also build and operate outpatient care centers, often in partnership with hospitals or HMOs. Some of these companies could attempt to enter or expand their presence in the oncology market.

With respect to research activities, the contract research organization industry is fragmented, with several hundred small limited-service providers and several large full-service contract research organizations with global operations. We compete against large contract research organizations and site management organizations that may have access to more financial resources than we do.

Affiliated Practices. Our profitability depends in large part on the continued success of our affiliated practices. The business of providing healthcare services is highly competitive. The affiliated practices face competition from several sources, including sole practitioners, single- and multi-specialty practices, hospitals and managed care organizations.

Regulation

General. The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we and our affiliated practices operate will not change significantly and adversely in the future. In general, regulation and scrutiny of healthcare providers and related companies are increasing.

There are currently several federal and state initiatives relating to the provision of healthcare services, the legal structure under which those services are provided, access to healthcare, disclosure of healthcare information, costs of healthcare and the manner in which healthcare providers are reimbursed for their services. The Office of the Inspector General is focusing on, among other issues, clinical research, physician coding, pharmaceutical relationships, credit balances and group purchasing organization activities, which may result in government actions that could negatively impact our operations. It is not possible to predict whether any such initiatives will result in new or different rules or regulations or other actions or what their form, effective dates or impact on us will be.

Our affiliated practices are intensely regulated at the federal, state and local levels. Although these regulations often do not directly apply to us, if a practice is found to have violated any of these regulations and, as a result, suffers a decrease in its revenues or an increase in costs, our results of operations might be materially and adversely affected.

Licensing and Certificate of Need Requirements. Every state imposes licensing requirements on clinical staff, individual physicians and on facilities operated or utilized by healthcare providers. Many states require regulatory approval, including certificates of need, before (1) establishing certain types of healthcare facilities, (2) offering certain services or (3) expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs.

Privacy Regulations. The Department of Health and Human Services published new privacy regulations on December 28, 2000 under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which impact our affiliated practices’ operations with respect to the transfer of data, including between us and our affiliated practices. Also a part of

HIPAA are security and electronic signature standards that regulate how to maintain personally identifiable health information in our databases. We believe we have taken appropriate measures to comply with these requirements.

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

Medicare/Medicaid Fraud and Abuse Provisions. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or other federal or state health program patients or patient care opportunities, or in return for the purchase, lease or order of any item or service that is covered by Medicare or other federal or state health program. Pursuant to this law, the federal government has pursued a policy of increased scrutiny of transactions among healthcare providers in an effort to reduce potential fraud and abuse relating to government healthcare costs.

The Medicare and Medicaid anti-kickback laws (the “Anti-Kickback Laws”) provide criminal penalties for individuals or entities participating in the Medicare or Medicaid programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act provides for civil monetary penalties and exclusion of violators from participation in the Medicare or Medicaid programs.

A violation of the Anti-Kickback Laws requires the existence of all of these elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals; (iii) the ability of the parties to make or influence referrals of patients; (iv) the provision of services that are reimbursable under any governmental health programs; and (v) patient coverage under any governmental program. Fulfilling all of the requirements of the applicable regulatory safe harbors ensures that a party has not violated the Anti-Kickback Laws. We believe that all compensation we receive is for our services. We also believe that we are not in a position to make or influence referrals of patients or services reimbursed under any governmental health programs to our affiliated practices. Consequently, we do not believe that the service fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-Kickback Laws. To our knowledge, there have been no case law decisions regarding service agreements similar to ours that would indicate that such agreements violate the Anti-Kickback Laws. Further, we believe that since we are not a provider of medical services under our PPM model, and are not in a position to refer patients to any particular medical practice, the remuneration we receive for providing services does not violate the Anti-Kickback Laws. However, because of the breadth of the Anti-Kickback Laws and the government’s active enforcement thereof, there can be no assurance that future interpretations of such laws will not require modification of our existing relationships with practices.

In situations where we operate a licensed pharmacy, we would be a provider. Although we believe our offerings under that service line comply with law, there is a risk that our status as provider could bring greater scrutiny to those arrangements.

Prohibitions of Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as the “Stark Law.” The Stark Law originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest in or compensation relationship with the entity. The revisions to the Stark Law prohibit a referral to an entity in which the physician or a family member has an ownership interest or compensation relationship if the referral is for any of a list of “designated health services.” The Stark Law and its current and future regulations apply directly to providers, not to us under the PPM model. There can be no assurance, however, that interpretations of such laws will not indirectly affect our existing relationships with affiliated practices.

Pharmacy Regulation. Our pharmaceutical service line, and our pharmacies in particular, are subject to the operating and security standards of the Food and Drug Administration (the “FDA”), the United States Drug Enforcement Administration, various state boards of pharmacy and comparable agencies. Such standards affect the prescribing of pharmaceuticals (including certain controlled substances), operating of pharmacies (including nuclear pharmacies) and packaging of pharmaceuticals. Complying with the standards, especially as they change from time to time, could be costly for us and could limit the manner in which we implement this segment. While we believe that our arrangements with our affiliated practices comply with the Anti-Kickback Laws and any relevant safe harbors as well as the Stark Law and its exceptions, there can be no assurance that our pharmacy function will not subject us to additional governmental review or an adverse determination.

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

Reimbursement Requirements. In order to participate in the Medicare and Medicaid programs, our affiliated practices must comply with stringent reimbursement regulations, including those that require certain healthcare services to be conducted “incident to” or otherwise under a physician’s supervision. Different states also impose differing standards for their Medicaid programs, including utilizing an actual-cost-based system for reimbursement of pharmaceuticals instead of average wholesale price based methodologies. Satisfaction of all reimbursement requirements is required under our compliance program. The practices’ failure to comply with these requirements could negatively affect our results of operations.

Enforcement Environment. In recent years, federal and state governments have launched several initiatives aimed at uncovering behavior that violates the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. Such laws require physicians to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for medical services by governmental payors. Our compliance program requires adherence to applicable law and promotes reimbursement education and training; however, because we perform services for our practices, it is likely that governmental investigations or lawsuits regarding practices’ compliance with reimbursement requirements would also encompass our activities. A determination that billing and coding practices of the affiliated practices are false or fraudulent could have a material adverse effect on us.

The Federal False Claims Act is a frequently employed vehicle for identifying and enforcing billing, reimbursement and other regulatory violations. In addition to the government bringing claims under the Federal False Claims Act, qui tam, or “whistleblower,” actions may be brought by private individuals on behalf of the government. A violation under the False Claims Act occurs each time a claim is submitted to the government or each time a false record is used to get a claim approved, when the claim is false or fraudulent and the defendant acted knowingly. Under the False Claims Act, defendants face exclusion from the Medicare/Medicaid programs and monetary damages of $5,500 to $11,000 for each false claim, as well as treble damages.

Compliance. We have a comprehensive compliance program designed to assist us, our employees and our affiliated practices in complying with applicable law. We regularly monitor developments in healthcare law and modify our agreements and operations as changes in the business and regulatory environment require. While we believe we will be able to structure our agreements and operations in accordance with applicable law, there can be no assurance that our arrangements will not be successfully challenged.

Employees

As of December 31, 2003, we directly employed 3,711 people. As of December 31, 2003, our PPM affiliated practices employed 4,385 people (excluding the network physicians). Under the terms of the service agreements with the affiliated practices, we are responsible for the compensation and benefits of the practices’ non-physician medical personnel. No employee of US Oncology or of any affiliated practice is a member of a labor union or subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Service Marks

We have registered the service mark “US Oncology” with the United States Patent and Trademark Office.

Item 2.	Properties

We lease our corporate headquarters in Houston, Texas. We or the affiliated practices own, lease or sublease the facilities where the clinical staffs provide medical services. In connection with the development of integrated cancer centers, we have acquired or leased land valued at approximately $37.4 million. We anticipate that, as our affiliated practices grow, expanded facilities will be required.

In addition to conventional medical office space, we have developed comprehensive cancer centers that are generally free-standing facilities in which a full range of outpatient cancer treatment services is offered in one facility. At December 31, 2003, we operated 78 integrated cancer centers and had five cancer centers under development. Of the 78 cancer centers in operation, 30 were leased and 48 owned, ranging in size from 4,700 square feet to 112,400 square feet. Seventeen of the centers are leased under a leasing facility under which the assets are included as assets on our balance sheet. Since December 31, 2003, we have sold one of the 17 cancer centers in the leasing facility.

Item 3.	Legal Proceedings

The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. We do not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. We and our practices maintain insurance coverage as to certain risks. However, successful malpractice, regulatory or product liability claims asserted against us or one of the practices could have a material adverse effect on us.

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

We have previously disclosed that the House of Representatives’ Energy and Commerce Committee had requested that we furnish certain information regarding pharmaceutical purchasing and usage by our network. The request was made in connection that Committee’s investigation of Medicaid reimbursement for pharmaceuticals. We furnished the information requested by the Committee during the third and fourth quarters of 2003 and have not received any additional requests or other communication from the Committee. Medicaid accounted for approximately 3% of affiliated practices’ net patient revenue in 2003.

From time to time, we become involved in disputes with our affiliated practices. These disputes typically relate to disagreements regarding our performance under our contract with the physician group in question or to issues of contract interpretation. Generally, we are able to resolve such disputes without resorting to litigation. However, there is a risk that such disputes could result in litigation and in a deterioration or dissolution of our relationship with the physician group in question.

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

Forward-Looking Statements and Risk Factors

The following are or may contain forward-looking statements within the meaning of the U.S. federal securities laws: (i) certain statements, including possible or assumed future results of operations, contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) any statements contained herein regarding our prospects; (iii) any statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “projects” or similar expressions; and (iv) all statements concerning expected financial results, business development activities and all other statements other than statements of historical fact.

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

Most of our revenues come from pharmaceuticals, and adverse impact on the way in which pharmaceuticals are reimbursed or purchased by us would have an adverse impact on our business.

During 2003, approximately $1.6 billion in net operating revenue, out of a total of $2.5 billion, was attributable to amounts paid by all payors to US Oncology’s affiliated physicians for pharmaceuticals. Because revenues attributable to pharmaceuticals are such a significant part of our business, factors that adversely affect those revenues or the cost structure underlying those revenues are likely to adversely affect our business. The risk factors below discuss several of those factors.

Recently enacted reductions in reimbursement for pharmaceuticals under Medicare will adversely affect our results of operations.

In December 2003, President Bush signed into law the Medicare Modernization Act, providing for a prescription drug benefit under the Medicare program. Outpatient oncology drugs were already covered by Medicare, but this new prescription drug benefit bill significantly reduces levels of reimbursement for oncology drugs administered in the physician office setting. Prior to passage of the bill, physicians received 95 percent of average wholesale price (AWP) for pharmaceuticals administered to Medicare patients in the physician office setting.

Under the new law, Medicare reimbursement for most drugs used in the treatment of cancer has been reduced in 2004 to 85 percent of AWP (determined as of April 1, 2003), with certain drugs reimbursed at levels as low as 80 percent of AWP. Starting in 2005, reimbursement will be based upon average sales price (ASP), and set at 106 percent of ASP. Drug makers would report the ASP to the government, but the Secretary of Health and Human Services would have authority to adjust payments for any drugs if the ASP does not reflect widely available market prices.

To partially offset the reductions in reimbursement for drugs, the new law also increases the practice expense component paid to oncologists for drug administration services beginning in 2004. The exact nature of the increase is not detailed in the law, other than to say that it will be determined by utilizing data previously submitted by the American Society of Clinical Oncology. Based on the Congressional Budget Office’s analysis published on November 20, 2003, the new law will cause Medicare spending for drug administration by medical oncologists and hematologists to increase from 2003 amounts by approximately $500 million in 2004, $300 million in 2005 and $300 million in 2006.

Significant discretion is given to the Secretary of Health and Human Services in implementing this increase and other aspects of the law, including setting ASP or an alternative basis for reimbursement and implementing a third-party vendor option for pharmaceutical sales. Nevertheless, it is clear that the new reimbursement methodology will adversely impact financial results of oncologists, including those in the US Oncology network, with respect to Medicare patients, which will, in turn, under our service agreements with affiliated practices adversely impact our financial results. Medicare is our affiliated PPM practices’ largest payor, representing approximately 41% of their net patient revenue. During 2004, we believe that the reductions in reimbursement for drugs will be largely offset by the increase in reimbursement for other practice expenses, with the main impact of the legislation on oncology reimbursement occurring in 2005 and beyond.

Application of the expected Medicare 2005 reimbursement rates to our historical results of operations for 2003 would reduce, on a pro forma basis, our net revenue and EBITDA for 2003 by approximately $40 million to $45 million. To arrive at those results, we mathematically applied those 2005 rates to our net revenue for 2003 and made no other adjustment to our historical results. The pro forma financial information is for illustrative purposes only, and we do not believe the information is indicative of future results. Other matters that could impact our future results include the risk factors described herein, as well as: (a) any growth in our business, including from new cancer centers, PET system installations or otherwise expanding operations of affiliated physician groups, (b) the extent to which non-governmental payors change their reimbursement rates, (c) changes in practice performance or behavior, including the extent to which physicians continue to administer drugs to Medicare patients, or changes in our contracts with physicians, (d) reduced expenses or changes in our cost structure, including any change in the prices we pay for drugs, and (e) any other changes in reimbursement or practice activity that are unrelated to the prescription drug legislation.

The recent reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting either by retiring from the practice of medicine or by moving to a hospital setting. Any such reductions in our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development.

Continued efforts by commercial payors to reduce reimbursement levels or change the manner in which pharmaceuticals are reimbursed could adversely affect us.

Commercial payors continue to seek to negotiate lower levels of reimbursement for cancer care services, with a particular focus on reimbursement for pharmaceuticals. There is a risk that commercial payors will seek reductions in pharmaceutical reimbursement similar to those included in the recent federal legislation discussed above. Although our affiliated practices’ payor contracts typically are terminable on short notice, and therefore subject to renegotiation, many of them are also linked to Medicare. Successful reductions in reimbursement could harm us. In addition, several payors are trying to implement “brown bagging” or similar programs under which cancer patients or their oncologists would be required to obtain pharmaceuticals from a third party. That third party, rather than the oncologist, would then be reimbursed. We have been and continue to be successful in resisting such programs. As in the case of AWP reform, we continue to promote the idea that any reduction in pharmaceutical reimbursement must be accompanied by an adjustment in reimbursement for other practice costs. However, in the event that we are not successful in resisting these initiatives, our practices’ and our results of operations could be adversely affected. In addition, any such program to remove control of pharmaceuticals from oncologists could pose additional risks to our affiliated physicians and their patients.

Continued review of pharmaceutical companies and their pricing and marketing practices could result in lowered reimbursement for pharmaceuticals.

Continued review of pharmaceutical companies by government payors could result in lowered reimbursement for pharmaceuticals, which could harm us. Recent federal legislation discussed above should reduce governmental scrutiny of AWP, which has been a focus of several investigations by government agencies, since Medicare will no longer reimburse based on AWP after this year. However, many state Medicaid programs continue to reimburse for drugs on a AWP based model. Moreover, existing and prior lawsuits and investigations have resulted and could continue to result in significant settlements that include corporate integrity agreements affecting pharmaceutical manufacturer behavior. Additionally, many of the concerns of government agencies will continue to apply under any model. Furthermore, possibly in response to such scrutiny as well as significant adverse coverage in the press, some pharmaceutical manufacturers could alter pricing or marketing strategies to the detriment of oncologists, which in turn could adversely affect us. Finally, as a group purchasing organization that is a significant purchasing agent of pharmaceuticals paid for by government programs, we could become involved in these investigations or lawsuits, or we or our affiliated practices may become a target of such pharmaceutical-related scrutiny. Any of these events could have a material adverse effect on us.

The new reimbursement methodology under Medicare could make it more difficult for us to obtain favorable pricing from pharmaceutical companies.

Historically, one of our key business strengths has been our ability to obtain pricing for pharmaceuticals that we believe is better than prices widely available in the marketplace. After 2005, Medicare will reimburse for oncology pharmaceuticals based on the average price at which pharmaceutical companies sell those drugs to oncologists and other users, so that any discount to any purchaser would have the effect of reducing reimbursement for all purchasers. This may make pharmaceutical companies more reluctant to offer market-differentiated pricing to us or may cause them to reduce the degree of such differentiation. In addition, the new reimbursement regime may have other, unanticipated effects on pricing of pharmaceuticals. Any decrease in our ability to obtain pricing for pharmaceuticals that is more favorable than the market as a whole could adversely affect our ability to attract and retain new customers and could adversely affect our business and results of operations.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a limited number of vendors.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a limited number of manufacturers. During 2003, approximately 67% of net operating revenue was derived from pharmaceuticals sold exclusively by five vendors. Our agreements with these vendors are typically for one to two years and cancelable by either party without cause on 30 days’ prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly for required volume levels. In some cases, compliance with the contract is measured on an annualized basis and pharmaceutical pricing concessions are given in the form of rebates payable at the end of the measurement period. Failure to attain performance levels could result in our not earning rebates, including some that may already have been reflected in our financial statements. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

If our affiliated practices terminate their agreements with us, we could be seriously harmed.

Our practices may attempt to terminate their agreements with us. If any of our larger practices were to succeed in such a termination, other than in connection with a transition to the service line structure, we could be seriously harmed. From time to time, we have disputes with physicians and practices that could result in harmful changes to our relationship with them or a termination of a service agreement if adversely determined. We are also aware that some practices affiliated with other companies have attempted to end or restructure their affiliations, although they do not have a contractual right to do so, by arguing that their affiliations violate some aspect of healthcare law. In addition to loss of revenue from a particular practice, a departure of a large number of physicians from our network could adversely affect our ability to obtain favorable pricing for goods and services and other economies of scale that are based upon the size of our network. If some of our network physicians or affiliated practices were able to successfully make such arguments and terminate their affiliation with us, there could be a materially adverse effect on us.

If a significant number of physicians leave our affiliated practices, we could be seriously harmed.

Our affiliated practices usually enter into employment or non-competition agreements with their physicians that provide some assurance to both the practice and to us with respect to continuing revenues. We and our affiliated practices try to maintain such contracts. In addition to loss of revenue from departing physicians, a departure of a large number of physicians from our network could adversely affect our ability to obtain favorable pricing for goods and services and other economies of scale that are based upon the size of our network. If a significant number of physicians terminated relationships with our affiliated practices, we could be seriously harmed.

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

We rely heavily on a single distributor for our pharmaceutical products, and our business would be harmed by disruptions in that distributor’s business or in our relationship with that distributor.

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

Under a net revenue model service agreement, the practice retains a fixed portion of net revenue before any service fee (other than practice operating costs) is paid to us. Under net revenue agreements, therefore, we disproportionately bear the economic impact of increasing or declining margins. This risk has become particularly acute in light of the recent Medicare legislation. Our costs of operations have increased, primarily due to an increase in expensive, single-source drugs and compensation and benefits, which has resulted in a disproportionate decline in our operating margin, even as practice profitability continues to grow. We are seeking to convert practices to the earnings model or the service line structure, which eliminates this disproportionate economic risk. We continue to seek to convert remaining net revenue model practices. 83% of our revenues for the fourth quarter of 2003 were derived from practices not on the net revenue model as of March 1, 2004, an increase from 41% at the end of 2000. If we are not successful in converting remaining practices, then continuing to provide services under the net revenue model agreements could have a material adverse effect on us.

Governmental regulation and changes in such regulation could adversely affect our operating results or financial condition.

The healthcare industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. State and federal governments have increasingly undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future government cost containment efforts limit the profits that can be derived from new drugs, then profit margins on pharmaceutical products could decrease and clinical research spending on new pharmaceutical products may also decrease, which could limit the business opportunities available to us and affect our results of operations and financial condition.

Our pharmaceutical segment is subject to the operating and security standards of the Food and Drug Administration (the “FDA”), the United States Drug Enforcement Administration, various state boards of pharmacy and comparable agencies. Such standards affect the prescribing of pharmaceuticals (including certain controlled substances), operating of pharmacies (including nuclear pharmacies), and packaging of pharmaceuticals. Complying with those standards, especially as they change from time to time, could be costly for us and could limit the manner in which we implement this segment.

The laws of many states prohibit unlicensed, non-physician-owned entities or corporations (such as US Oncology) from performing medical services, or in certain instances, prohibit physicians from splitting fees with non-physicians, including US Oncology. We do not believe that we engage in the unlicensed practice of medicine or the delivery of medical services in any state, and are not licensed to practice medicine in states that permit such licensure. In addition, many states have similar laws with respect to the practice of pharmacy. We do not believe we practice pharmacy, except where appropriately licensed. In many jurisdictions, however, the laws restricting the corporate practice of medicine or pharmacy and fee-splitting have been subject to limited judicial and regulatory interpretation and, therefore, there is no assurance that upon review some of our activities would not be found to be in violation of such laws. If such a claim were successfully asserted against us, we could be subject to civil and criminal penalties, the imposition of which could have a material adverse effect on our operations, cash flows and financial condition.

In general, regulation and scrutiny of healthcare providers and related companies are increasing. Federal and state investigations and enforcement actions continue to focus on the healthcare industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, dissemination of confidential patient information, relationships with pharmaceutical manufacturers, clinical drug research trials and gifts for patients. In addition, we may be adversely affected by aspects of some other healthcare proposals, including cutbacks in Medicare and Medicaid programs, containment of healthcare costs on an interim basis by means that could include a freeze on rates paid to healthcare providers, greater flexibility to the states in the administration of Medicaid and developments in federal and state health information requirements, including the standardization of electronic transmission of some administrative and financial information.

Because of the complexity and uncertainty of the regulations that govern companies and individuals in the healthcare sector, we expend significant resources in our comprehensive compliance program. The government is empowered to investigate all business activities of healthcare companies, including lawful ones, and exerts considerable leverage in such investigations as a result of the significant penalties that may apply in the event of any violation of healthcare law. Furthermore, government programs often are administered and enforced by multiple agencies and entities that may themselves have differing interpretations of healthcare regulations, and enforcement authorities have taken the position that complying with specific instructions of such entities may not, by itself, be determinative of the lawfulness of any actions. Because of these factors and the high cost of defending or addressing any investigation or allegation regarding healthcare law violations, we must from time to time forego business opportunities that we believe to be lawful, if there is a possibility that such activities could be perceived or later interpreted as inappropriate or unlawful or could invite government investigation.

Loss of revenues or a decrease in income of our affiliated practices could adversely affect our results of operations.

Our revenue currently depends on revenue generated by affiliated practices. Loss of revenue by the practices could seriously harm us. It is possible that our affiliated practices will not be able to maintain successful medical practices. In addition, our fees under PPM service agreements depend upon the profitability of the practices. Any failure by the practices to contain costs effectively will adversely impact our results of operations in those areas. Because we do not control the manner in which our practices conduct their medical practice (including drug utilization), our ability to control costs related to the provision of medical care is limited. Furthermore, the affiliated practices face competition from several sources, including solo practitioners, single- and multi-specialty practices, hospitals and managed care organizations. We have limited ability to discontinue or alter our service arrangements with practices, even where continuing to manage such practices under existing arrangements is economically detrimental to us.

Our business could be adversely affected if relations with any of our significant pharmaceutical suppliers are terminated or modified.

Our ability to purchase pharmaceuticals, or to expand the scope of pharmaceuticals purchased, from a particular supplier at prices below those generally offered to oncologists is largely dependent upon such supplier’s assessment of the value of our network. Many pharmaceuticals used by our affiliated physicians are available from only one manufacturer. To the extent that our service line structure or other factors cause pharmaceutical suppliers to perceive our network as less valuable, our relationships and pricing with such suppliers could be harmed. Our inability to purchase pharmaceuticals from any of our significant suppliers at prices below those generally available to oncologists could have a material adverse effect on our business, results of operations and financial condition.

Our development of new cancer centers could be delayed or result in serious liabilities, and the centers may not be profitable.

The development of integrated cancer centers is subject to a number of risks, including obtaining regulatory approval, delays that often accompany construction of facilities and environmental liabilities that arise from operating cancer centers. Any failure or delay in successfully building and operating integrated cancer centers, as well as liabilities from operations, could seriously harm us. New cancer centers may incur significant operating losses during their initial operations, which could materially and adversely affect our operating results, cash flows and financial condition. In addition, in some cases our cancer centers may not be profitable enough for us to recover the cost of our investment in the cancer center. In certain situations, we may be required to recognize losses in connection with closing or selling cancer centers, either because of underperformance or other market developments.

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

We expect that industry forces will have an impact on us and our competitors. In recent years, the healthcare industry has undergone significant changes driven by various efforts to reduce costs, including national healthcare reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of healthcare services companies and collective purchasing arrangements by office-based healthcare practitioners. The changes in our industry have caused greater competition among us and similar businesses. Our inability to predict accurately, or react competitively to, changes in the healthcare industry could adversely affect our operating results. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to attract and retain highly qualified technical staff and other key personnel, and we may not be able to hire enough qualified personnel to meet our hiring needs.

Our ability to offer and maintain high quality service is dependent upon our ability to attract and maintain arrangements with qualified professional and technical staff and with executives on our management team. Clinical staff at affiliated practices are practice employees, but we assist in recruiting them. There is a high level of competition for such skilled personnel among other healthcare providers, research and academic institutions, government entities and other organizations, and there is a nationwide shortage in many specialties, including oncology nursing and technical radiation staff. We cannot assure you that employment arrangements with such staff can be maintained on terms advantageous to our affiliated practices or us. In addition, if one or more members of our management team become unable or unwilling to continue in their present positions, we could be harmed.

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

Continuing to expand our lines of business in accordance with our business growth plan and expected capital needs will require substantial capital resources. Operation of cancer centers requires recurring capital expenditures for renovation, expansion and the purchase of costly medical equipment and technology. Thus, we may wish to incur additional debt or issue additional debt or equity securities from time to time. Capital available for healthcare companies, whether raised through the issuance of debt or equity securities, has recently been quite limited and may continue to be difficult to obtain. Consequently, we may be unable to obtain sufficient financing on terms satisfactory to us or at all. If additional funds are raised through the incurrence of debt, then we may become subject to restrictions on our operations and finances.

Our working capital could be impacted by delays in reimbursement for services.

The healthcare industry is characterized by delays that can be as much as three to six months between when services are provided and when the reimbursement or payment for these services is received. Under our PPM service agreements, our working capital is dependent on such collections. Although we currently experience more timely collections, these potential delays make working capital management, including prompt and diligent billing and collection, an important factor in our results of operations and liquidity in those areas. We cannot assure you that trends in the industry will not further extend the collection period and negatively impact our working capital.

Our affiliated practices may be unsuccessful in obtaining favorable contracts with third-party payors, which could result in lower operating margins.

We advise on and facilitate negotiation of payor contracts on behalf of our network physicians under our PPM model. Commercial payors, such as managed care organizations and traditional indemnity insurers, often request fee structures and other arrangements that require healthcare providers to assume all or a portion of the financial risk of providing care. The lowering of reimbursement rates, increasing review of bills for services and negotiating for reduced contract rates could have a material adverse effect on our results of operations and liquidity with respect to our PPM service agreements.

Loss of revenue by our affiliated practices caused by the cost containment efforts of third-party payors could harm us.

Physician practices typically bill third-party payors for the healthcare services provided to their patients. Third-party payors such as private insurance plans and commercial managed care plans negotiate the prices charged for medical services and supplies in order to lower the cost of the healthcare services and products they pay for, thus increasing their own profits. Third-party payors can also deny reimbursement for medical services and supplies by stating that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. There is a risk that other payors could reduce rates of reimbursement to match any reduction by governmental payors. Our management fees under the PPM model are dependent on the financial performance of the practices and would be adversely affected by a reduction in reimbursement. In addition, to the extent oncologists, as our customers, are impacted adversely by reduced reimbursement levels, our business could be harmed generally.

We face the risk of qui tam litigation relating to regulations governing billing for medical services.

We are currently aware of qui tam lawsuits in which we and/or our affiliated practices are named as defendants. Because qui tam lawsuits are filed under seal, we could be named in other such suits of which we are not aware. In addition, as the federal government intensifies its focus on billing, reimbursement and other healthcare regulatory areas, private individuals are also bringing more qui tam lawsuits because of the potential financial rewards for such individuals. For the past several years, the number of qui tam suits filed against healthcare companies and the aggregate amount of recoveries under such suits have increased significantly. This trend increases the risk that we may become subject to additional qui tam lawsuits.

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

Our services could give rise to liability to clinical trial participants and the parties with whom we contract.

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

We also contract with physicians to serve as investigators in conducting clinical trials. Third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons for the medical care rendered by third-party investigators, and we would vigorously defend any such claims. Nonetheless, it is possible that we could be held liable for such types of losses.

We could be subject to malpractice claims and other harmful lawsuits not covered by insurance.

In the past, we have been named in suits related to medical services provided by our network physicians. We cannot assure you that claims relating to services delivered by a network physician will not be brought against us in the future. In addition, because network physicians prescribe and dispense pharmaceuticals and we operate pharmacies, we and our network physicians could be subject to product liability claims.

Although we maintain malpractice insurance, there can be no assurance that it will be adequate in the event of a judgment against us. There can be no assurance that any claim asserted against us for professional liability will not be successful. The availability and cost of professional liability insurance varies widely from state to state and is affected by various factors, many of which are beyond our control. Therefore, successful malpractice, regulatory or product liability claims asserted against us that are not fully covered by insurance could have a material adverse effect on our operating results.

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

The Secretary of the Department of Health and Human Services has issued final rules on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for the Health Insurance Portability and Accountability Act of 1996. These regulations generally impose standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information. They also establish limitations on and procedures for the exercise of those individuals’ rights and the uses and disclosures of protected health information. Such regulations could inhibit third-party processors in using, transmitting or disclosing health data (even if the data has been de-identified) for purposes other than facilitating payment or performing other clearinghouse functions, which would restrict our ability to obtain and use data in our services. In addition, these regulations could require us to establish uniform specifications for obtaining de-identified data so that de-identified data obtained from different sources could be aggregated. While the impact of developments in legislation, regulations or the demands of third-party processors is difficult to predict, each could materially adversely affect our business.

Under the service line structure, our agreements with affiliated practices have shorter terms than our existing agreements, and we have less input with respect to the business operations of the practices.

Currently, most of our revenues are derived from providing management services to practices under long-term agreements that generally have 25- to 40-year initial terms and that are not terminable except under specified circumstances. Agreements under our PPM model allow us to be the exclusive provider of management services, including each of the services contemplated under the service line structure, to each of the practices. In addition, under those agreements, the practices are required to bind their physicians to specified employment terms or restrictive covenants. Under the service line structure, our agreements with affiliated practices have shorter terms, and are more easily terminable in certain circumstances. A number of the other input mechanisms that we currently have with respect to affiliated PPM practices do not exist under our oncology pharmaceutical services service line model. This may increase the ability of affiliated practices to change their internal composition to our detriment and may result in arrangements that are easier for individual physicians and practices to exit, exposing us to increased competition from other firms, especially in the pharmacy services sector. Departure of a significant number of physicians or practices from participation in our service line structure could harm us.

Under the service line structure, we own and operate licensed pharmacies, which subjects us to various state and federal regulations not applicable under the PPM model.

Our pharmacy segment is subject to the laws and regulations of the FDA, United States Drug Enforcement Administration, various state boards of pharmacy and comparable agencies. Such laws, regulations and regulatory interpretations affect the prescribing of pharmaceuticals, purchasing, storing and dispensing of controlled substances, operating of pharmacies and packaging of pharmaceuticals. Violations of any of these laws and regulations could result in various penalties, including suspension or revocation of our licenses or registrations or monetary fees. In certain cases, we are a provider of healthcare services under our service line model. As a healthcare provider under the service line structure, we and our affiliated physicians are subject to the federal Stark Law, which prohibit a referral to an entity in which the physician or the physician’s family member has an ownership interest or compensation relationship if the referral is for any of the “designated health services.” Several states have similar laws. Further, while the PPM model subjects us to scrutiny under the federal Medicare and Medicaid anti-kickback law, provides criminal penalties for individuals or entities participating in the Medicare or Medicaid programs that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs, the law applies to the service line structure in additional ways in cases in which we are a provider. Complying with those laws, especially as they change from time to time, could be costly for us and could limit the manner in which we implement the service line structure.

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

The market price of our common stock has been highly volatile. This volatility may adversely affect the price of our common stock in the future. You may not be able to resell your shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility. We anticipate that this volatility, which frequently affects the stock of healthcare service companies, will continue. Factors that could cause such volatility include:

•	our quarterly operating results,

•	deviations in results of operations from estimates of securities analysts (which estimates we neither endorse nor accept responsibility for),

•	general economic conditions or economic conditions specific to the healthcare services industry,

•	regulatory or reimbursement changes and

•	other developments affecting us, our competitors, vendors such as pharmaceutical companies or others in the healthcare industry.

On occasion, the equity markets have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies’ securities even though the fluctuations are often unrelated to the companies’ operating performance.

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

Our shareholder rights plan and anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by a third party. We have a staggered board of directors, with three classes each serving a staggered three-year term. This classification has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the members of the board of directors. Our certificate of incorporation also provides that stockholders may act only at a duly called meeting and that stockholders’ meetings may not be called by stockholders. Furthermore, our certificate of incorporation permits the board of directors, without stockholder approval, to issue additional shares of common stock or to establish one or more classes or series of preferred stock with characteristics determined by the board. We have also adopted a shareholder rights plan, which would significantly inhibit the ability of another entity to acquire control of US Oncology through a tender offer or otherwise without the approval of our board of directors. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control. These provisions are intended to increase the likelihood of continuity and stability in our board of directors and in the policies formulated by it and to discourage certain types of transactions that may involve an actual or threatened change of control, reduce our vulnerability to an unsolicited acquisition proposal and discourage certain tactics that may be used in proxy fights. However, these provisions could have the effect of discouraging others from making tender offers for our shares, and, as a consequence, they inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. In addition, these provisions could limit the price that certain investors might be willing to pay in the future for shares of common stock. Such provisions also may have the effect of preventing changes in our management.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on The Nasdaq Stock Market under the symbol “USON.” The high and low closing sale prices of the common stock, as reported by The Nasdaq Stock Market, were as follows for the quarterly periods indicated.

Year Ended December 31, 2002	High	Low
Fiscal Quarter Ended March 31, 2002	$9.53	$7.45
Fiscal Quarter Ended June 30, 2002	$10.00	$8.33
Fiscal Quarter Ended September 30, 2002	$8.97	$6.57
Fiscal Quarter Ended December 31, 2002	$9.14	$7.79

Year Ended December 31, 2003	High	Low
Fiscal Quarter Ended March 31, 2003	$8.83	$6.52
Fiscal Quarter Ended June 30, 2003	$8.76	$6.85
Fiscal Quarter Ended September 30, 2003	$8.25	$6.96
Fiscal Quarter Ended December 31, 2003	$11.00	$7.43

As of March 1, 2004 there were approximately 12,401 holders of the common stock. We have not declared or paid any cash dividends on our common stock. The payment of cash dividends in the future will depend on our earnings, financial condition, capital needs and other factors deemed pertinent by our board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of our board of directors to retain earnings to finance the operations and expansion of our business. Our revolving credit facility currently prohibits the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

The selected consolidated financial information set forth below is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Revenue	$1,965,725	$1,648,901	$1,515,414	$1,330,906	$1,099,262
Operating expenses:
Pharmaceuticals and supplies	1,128,537	866,378	780,072	651,214	521,087
Field compensation and benefits	358,809	340,302	322,473	277,962	215,402
Other field costs	199,766	192,145	179,479	161,510	134,635
General and administrative	68,442	63,229	58,859	63,640	45,811
Bad debt expense	—	—	—	10,198	—
Impairment, restructuring and other charges, net	1,652	150,060	5,868	201,846	29,014
Depreciation and amortization	74,078	71,859	71,929	75,148	65,072

	1,831,284	1,683,973	1,418,680	1,441,518	1,011,021
Income (loss) from operations	134,441	(35,072)	96,734	(110,612)	88,241
Other income (expense):
Interest expense, net	(19,508)	(21,291)	(22,030)	(24,644)	(22,288)
Loss on early extinguishment of debt	—	(13,633)	—	—	—
Gain on investment in common stock (unrealized in 1999)	—	—	—	27,566	14,431

Income (loss) before income taxes	114,933	(69,996)	74,704	(107,690)	80,384
Income tax (provision) benefit	(44,277)	24,067	(28,388)	35,047	(32,229)

Net income (loss) and comprehensive income (loss)	$70,656	$(45,929)	$46,316	$(72,643)	$48,155

Net income (loss) per share – basic	$0.79	$(0.47)	$0.46	$(0.72)	$0.48

Shares used in per share computation – basic	89,836	97,658	100,063	100,589	100,183

Net income (loss) per share – diluted	$0.77	$(0.47)	$0.46	$(0.72)	$0.47

Shares used in per share computations – diluted	91,605	97,658	100,319	100,589	101,635

	December 31,
	2003	2002	2001	2000	1999(1)
	(in thousands)
Balance Sheet Data:
Working capital	$148,570	$204,554	$101,881	$194,484	$280,793
Service agreements, net	239,108	252,720	379,249	398,397	537,130
Total assets	1,175,019	1,154,406	1,056,798	1,155,640	1,298,477
Long-term debt, excluding current maturities	188,412	272,042	128,826	300,213	360,191
Stockholders’ equity	578,360	578,540	676,768	624,338	707,164
Non-GAAP Data (2):
EBITDA	$208,519	$36,787	$168,663	$(35,464)	$153,313
Field EBITDA	811,178	577,361	657,144	422,642	513,677

(1)	Results for 1999 have been retroactively restated to combine the accounts of US Oncology (formerly known as American Oncology Resources, Inc.) and Physician Reliance Network, Inc. (PRN) using their historical bases. PRN merged into a subsidiary of ours on June 15, 1999 in a transaction accounted for under the pooling of interests method of accounting and treated as a tax-free exchange.

(2)	For a discussion of Non-GAAP Data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Non-GAAP Information.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors,” earlier in this report.

General

We provide comprehensive services to our network of affiliated practices, made up of more than 875 affiliated physicians in over 470 sites, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.0 billion of pharmaceuticals through a network of 45 licensed pharmacies, 145 pharmacists and 278 pharmacy technicians. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. As of March 1, 2004 we have developed and operate 78 integrated community-based cancer centers and manage over one million square feet of medical office space. We also have installed and manage 23 Positron Emission Tomography Systems (PET).

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently supervise 50 clinical trials, supported by our network of approximately 470 participating physicians in more than 165 research locations. During 2003, we enrolled over 3,300 new patients in research studies.

We provide these services through two business models: the physician practice management (PPM) model, under which we provide all of the above services under a single contract with one fee based on overall performance; and the service line model, under which practices contract with the company to purchase only the pharmaceutical aspects of medical oncology services and/or cancer research services, each under a separate contract, with a separate fee methodology for each service. Most of our revenues (91.1% during 2003) are derived under the PPM model.

Our Strategy

Our mission is to increase access to and advance the delivery of high-quality cancer care in America. We do this by offering physicians services to enable them to provide cancer patients with a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology, diagnostic services, access to clinical trials, patient education and other services, primarily in a community setting.

We believe that in today’s marketplace, particularly in light of recent reductions in Medicare reimbursement and continued pressures on overall reimbursement, the most successful oncology practices will be those that have a preeminent position in their local market, that are diversified beyond medical oncology and that have implemented efficient management. We believe that our services best position practices to attain these characteristics.

We intend to intensify our development efforts and to continue to offer practices and physicians the opportunity to take advantage of our services through a comprehensive strategic alliance, encompassing all of the management services we offer. We believe that our comprehensive management solution is the best one for most practices. We previously offered our PPM affiliated practices the option to move to a less comprehensive, lower cost “service line” option, and most of those practices have remained on the PPM model.

During the last several years, we have worked to enhance the platform upon which we hope to build. Our model conversions and disaffiliations have stabilized our network by aligning our and our affiliated practices’ incentives and better ensure that our economic arrangements are sustainable and by eliminating the distraction of underperforming practices and assets.

Economic Models

Most of our revenue is derived under the PPM model. Under the PPM model, we provide all of our services to a physician practice under a single management agreement under which we are appointed exclusive business manager, responsible for all of the non-clinical aspects of the physicians’ practice.

Our PPM agreements are long-term agreements (generally with initial terms of 25 to 40 years) and cannot be terminated unilaterally without cause. Physicians joining the PPM practices are required to enter into employment or non-competition agreements with the practice. Prior to 2002, we generally paid consideration to physicians in physician groups in exchange for the group’s selling us operating assets and entering into such long-term contracts or joining an already affiliated group. Historically, we also have helped affiliated groups expand by recruiting individual physicians without buying assets or paying consideration for service agreements. During 2002 and 2003, our PPM business expanded solely through such recruitment (rather than new affiliations involving the purchase of assets and payment of consideration.)

We intend to continue to expand our business, both by recruiting new physicians and by affiliating with new groups. We will pay consideration for operating assets of groups and may, under some circumstances, pay other consideration.

Under most of our PPM agreements, we are compensated under the “earnings model.” Under that model, we are reimbursed for all expenses we incur in connection with managing a practice, and paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During 2003, 66.7% of our revenue was derived from affiliated practices managed under agreements on the earnings model as of December 31, 2003. The remainder of our PPM agreements are under the net revenue model described below or, in some states, provide for a fixed management fee.

Of our 2003 revenue, 6.8% was derived under the service line model. Under our service line agreements, fees include payment for pharmaceuticals and supplies used by the group, reimbursement for certain pharmacy related expenses and payment for the other services we provide. Rates for our services typically are based on the level of services required by the practice.

Realignment of Net Revenue Model Practices

Of our 2003 revenue, 24.4% was derived from practices managed under agreements on our “net revenue model” as of December 31, 2003. Under the net revenue model, our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee. Under these agreements, once we have been reimbursed for expenses, the practice is entitled to retain a fixed portion of revenues before any additional service fee is paid to us. The effect of this priority of payments is that we bear a disproportionate share of increasing practice costs, since if there are insufficient funds to pay both our fee and the fixed amount to be retained by the practice, the entire amount of the shortfall reduces our management fee. Rapidly increasing pharmaceutical costs have increased practice revenues and thus the amounts retained by physicians. At the same time rising costs have eroded margins, leaving less available to pay our management fees.

The net revenue model does not appropriately align our and our practices’ economic incentives, since the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, we have been seeking to convert net revenue model practices to the earnings model since the beginning of 2001. In some cases, net revenue model practices have converted instead to the service line model or disaffiliated entirely. Of our 2000 revenue, 56.3% was derived from net revenue model practices, while only 24.4% of our 2003 revenue was derived from practices under the net revenue model as of December 31, 2003. We no longer enter into new affiliations under the net revenue model.

Since December 31, 2003, and through March 1, 2004, we have converted three practices previously under the net revenue model, representing 6.2% of our 2003 revenue, to the earnings model. We will continue to attempt to convert the remaining net revenue model practices.

Conversions and disaffiliations have helped to stabilize our operating platform. The percentage of Field EBITDA that we retained as management fees (not including reimbursement for practice expenses) declined from 42% in 1999 to 38% in 2000 and 35% in 2001. With the implementation of our realignment strategy, the percentage of Field EBITDA has been steady, at 34% in both 2002 and 2003.

Since announcing our initiative to convert practices away from the net revenue model in November 2000, we have recorded charges of $251.3 million relating to impairment of net revenue model practices resulting either from termination of those agreements or the determination that their carrying values were not recoverable. As of December 31, 2003, only one net revenue model service agreement, with a carrying value of $22.5 million, was reflected on our balance sheet.

The table below summarizes our transitional activities in (i) converting net revenue model practices to the earnings model, (ii) converting PPM practices to the service line model; (iii) adding new service line practices and (iv) physician practice separations from PPM practices:

	Jan. 1 - March 1, 2004		2003			2002		2001
	Practices	Physicians	Practices	Physicians		Practices	Physicians	Practices	Physicians
Conversions from net revenue to earnings model	3	42	1	8		5	59	12	170
Conversions from PPM model to service line model	—	—	2	27		3	23	—	—
New service line model affiliations	2	3	9	45		3	23	—	—
Physician practice separations	2	2	3	62	(1)	4	23	4	23

(1)	39 of these physicians were a group of diagnostic radiologists with whom we disaffiliated because their non-oncology practice was not consistent with our overall strategy.

Not reflected in the table is a practice comprising four physicians that converted from the service line model to the earnings model PPM during 2003.

Key Operating Trends and Market Conditions

During 2003, the most important event relative to our business was the enactment of the Medicare Modernization Act of 2003. The legislation is discussed in the “Business” and “Forward –Looking Statements and Risk Factors” sections of this report. The new law will significantly reduce Medicare reimbursement for outpatient oncology services in 2005 and beyond. We view this as both a challenge and an opportunity. We will need to continue to deliver substantial value to our affiliated physician practices. As the reimbursement reductions impact affiliated physician groups, they may increasingly scrutinize the level of fees paid to us. On the other hand, the services we provide permit physicians to address financial pressures caused by reimbursement reform, by implementing effective management and diversifying their services beyond medical oncology.

Against the backdrop of reduced government reimbursement, pharmaceutical costs continue to rise. For the last several years, pharmaceutical costs have represented a higher percentage of revenue than the previous year. This trend shows no signs of abating. As new, single-source therapies continue to be introduced, we would expect pharmaceutical costs to continue to rise. We must continue to adopt strategies to mitigate this increase, particularly in light of reduced reimbursement. The new basis for reimbursement for pharmaceuticals under Medicare may also create challenges for us in our attempt to continue to obtain market-differentiated pricing for drugs.

We also continue to see other practice expenses, particularly for qualified technical and clinical personnel, rise at a rate faster than inflation.

Our liquidity remains strong. As of December 31, 2003, we had $124.5 million in cash and cash equivalents and $268.2 million of indebtedness outstanding. Cash flow remained strong during 2003 at $231.3 million, and we anticipate that we will generate adequate cash from operations to fund capital expenditures in the near term. The leasing facility we used to finance many of our cancer centers matures in June 2004. As of February 26, 2004 the outstanding balance on that facility was $69.5 million. Other than a potential payment on the leasing facility at maturity, we currently foresee no other significant contractual cash commitments outside of the ordinary course of operations during 2004.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to service agreements, accounts receivable, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Please refer to the notes to our consolidated financial statements, particularly Note 1, for a more detailed discussion of such policies.

Revenue

Our consolidated financial statements include only the results of US Oncology, Inc. and its wholly-owned subsidiaries. We do not include the results of our affiliated practices (and the amounts they retain for physician compensation), since we have determined that our relationships with the practices under our service agreements do not warrant consolidation under the applicable accounting rules. However, we do include all practice expenses (other than physician compensation) of our PPM practices in our financial statements, since we are legally obligated for these costs under our service agreements. This policy means that trends in, and effects of, the compensation levels of our affiliated physicians are not readily apparent from our statements of operations and comprehensive income. However, as our discussion regarding conversions from the net revenue model emphasizes, the relationship between net patient revenue and our revenue is important in understanding our business. For this reason we include information regarding net patient revenue and amounts retained by physicians in this report and in the notes to our consolidated financial statements.

We record net patient revenue for services to patients at the time those services are rendered, based upon established or negotiated charges, reduced by management’s judgment as to allowances for accounts that may be uncollectible.

When final settlements of the charges are determined, we report adjustments for any differences between actual amounts received and our estimated adjustments and allowances. These adjustments can result in decreased net patient revenues due to a number of factors, such as a deterioration in the financial condition of payors or patients which decreases their ability to pay or changes in reimbursement rates. Our estimate may, at times, lag in taking into account reductions in reimbursement. We are taking steps to ensure that our estimate will take into account recently announced Medicare reductions. However, to the extent there is a significant and uniform decrease in other payors’ reimbursement, our estimate may not reflect such decrease full on a timely basis.

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

Accounts Receivable

To the extent we are legally permitted to do so, we purchase from our PPM affiliated practices the accounts receivable those practices generate by treating patients. We purchase the accounts for their net realizable value, which in management’s judgment is our estimate of the amount that we can collect, taking into account contractual agreements that would reduce the amount payable and allowances for accounts that may otherwise be uncollectible. If we determine that accounts are uncollectible after we have purchased them from a practice, our contracts require the practice to reimburse us for the additional uncollectible amount. However, such a reimbursement to us would also reduce the practice’s revenue for the applicable period, since we base net patient revenue on the same estimates we use to determine the purchase price for accounts receivable. Such a reduction would reduce physician compensation and, because our management fees are partly based upon practice revenues, would also reduce our future service fees. Typically, the impact of these adjustments on our fees is not significant. Reimbursement rates relating to healthcare accounts receivable, particularly governmental receivables, are complex and change frequently, and could in the future adversely impact our ability to collect accounts receivable and the accuracy of our estimates.

Depreciation

Our property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of (a) three to ten years for computers and software, equipment, and furniture and fixtures, (b) the lesser of ten years or the remaining lease term for leasehold improvements and (c) twenty-five years for buildings. Interest costs incurred during the construction of major capital additions, primarily cancer centers, are capitalized. These lives reflect management’s best estimate of the respective assets’ useful lives and subsequent changes in operating plans or technology could result in future impairment charges to these assets.

Intangible Assets Relating to Service Agreements

Our balance sheet includes intangible assets related to our service agreements under the PPM model. These intangible assets consist of the costs of purchasing the rights to manage our PPM practices. We did not record any additional intangible assets on our balance sheet in respect of service agreements during 2002 or 2003. We amortize these assets over 25 years. Amortization of service agreements is included in our income statement in the line item “Depreciation and amortization.” We recognized amortization expense relating to service agreements of $13.3 million in 2003 and $17.1 million in 2002. The reduction in amortization was caused by the impairment of intangible assets described below.

Impairment of Assets

The carrying values of our fixed assets are reviewed for impairment when events or changes in circumstances indicate their recorded cost may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related fixed assets over the remaining useful life is expected to be less than the recorded amount of the assets, our carrying value of the asset will be reduced to its estimated fair value using expected cash flows on a discounted basis. Impairment analysis is highly subjective and assumptions regarding future growth rates and operating expense levels as a percentage of revenue can have significant effects on the expected future cash flows and ultimate impairment analysis. As a result of such analysis, we recorded a charge of $27.6 million during the fourth quarter of 2002 to reflect our estimation that certain of our cancer center assets had become impaired. There was no such impairment charge during 2003.

Our balance sheet includes intangible assets related to our service agreements, which reflect our costs of purchasing the rights to manage our affiliated practices. During each period, we review the carrying value of our service agreements, particularly when changes in circumstances suggest that the amount reflected on our balance sheet may not be recoverable. In this review, we deem the amount of a service agreement asset to be unrecoverable if we anticipate that the undiscounted cash flows from the relevant service agreement over its remaining life will be less than the amount on the balance sheet. If in management’s judgment the carrying value of a service agreement is not recoverable, we reduce the value of that asset on our books to equal our estimate of discounted future cash flows from that service agreement. In estimating future cash flows, management considers past performance as well as known trends that are likely to affect future performance. As disclosed in “Forward-Looking Statements and Risk Factors,” there are a number of factors we cannot accurately predict that could impact practice performance and which could cause our assessment of cash flows to be incorrect. In addition, we have to make judgments about the timing and amounts of those reductions, which are known as impairment charges, and those reductions also reduce our income.

In the same fashion, when we determine that termination of a service agreement is likely, we reduce the carrying value of certain assets related to that service agreement to reflect our judgment of reductions in the value of those assets. In doing so, we take into account amounts we anticipate recovering in connection with that termination as part of our estimation of future cash flows to be realized from the related assets. Amounts we may deem recoverable in connection with a termination include estimates of amounts a practice will pay us to buy back its operating assets and working capital and, in some cases, may include liquidated damages or termination fees. Because contract terminations are negotiated transactions, these estimates are subject to uncertainties and third party behavior, which we may not accurately predict. We do not have the right to unilaterally terminate our service agreements without cause, and we will not terminate an agreement (absent cause) unless we are able to negotiate an acceptable settlement of the agreement. Sometimes we may change our determination as to whether or not we are likely to terminate an agreement due to changes in circumstances. We periodically assess those agreements that we have determined are likely to be terminated to verify that such termination is still likely. In addition, at the time an agreement is terminated, we recognize a charge, if necessary, to eliminate any remaining carrying value for that agreement and certain related assets from our balance sheet. Since the fourth quarter of 2000, we have recorded charges of $251.3 million relating to the impairment of service agreements, either as a result of our economic analysis or termination of the agreement. These charges have reduced net income (or increased net loss) in the periods in which the termination was deemed likely or the asset otherwise became imparied. However, the reduction in value of service agreements reflected on our balance sheet also has the effect of reducing amortization expense relating to service agreements going forward.

From time to time, the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make restatements.

Discussion of Non-GAAP Information

In this report, we use certain measurements of our performance that are not calculated in accordance with GAAP. These non-GAAP measures are derived from relevant items in our GAAP financials. A reconciliation of each non-GAAP measure to our income statement is included in this report.

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

“Net operating revenue” is our revenue, plus amounts retained by our affiliated physicians. We believe net operating revenue is useful to investors as an indicator of the overall performance of our network, since it includes the total revenue of all of our PPM practices and other business lines, without a reduction to reflect the portion retained as physician compensation. In addition, by comparing trends in net operating revenue to trends in our revenue, investors are able to assess the impact of trends in physician compensation on our overall performance.

“Net patient revenue” is the net revenue of our affiliated practices under the PPM model for services rendered to patients by those affiliated practices. Net patient revenue is the largest component (92.1% in 2003) of net operating revenue. It is a useful measure because it gives investors a sense of the overall operations of our PPM network in which we are responsible for billing and collecting such amounts.

“EBITDA” is earnings before taxes, interest, depreciation and amortization. We believe EBITDA is a commonly applied measurement of financial performance. We believe EBITDA is useful to investors because it gives a measure of operational performance without taking into account items that we do not believe relate directly to operations – such as depreciation and amortization, which are typically based on predetermined asset lives, and thus not indicative of operational performance, or that are subject to variations that are not caused by operational performance – such as tax rates or interest rates. EBITDA is a key tool used by management in assessing our business performance both as a whole and with respect to individual sites or product lines.

“Field EBITDA” is EBITDA plus physician compensation and corporate general and administrative expenses. Like net operating revenue, Field EBITDA provides an indication of our overall network operational performance, without taking into account the effect of physician compensation and corporate general and administrative expense.

Results of Operations

We were affiliated (including under the service line structure) with the following number of physicians by specialty as of December 31, 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Medical oncologists/hematologists	743	685	673
Radiation oncologists	117	120	125
Diagnostic radiologists/other oncologists	37	79	70

	897	884	868

The following table sets forth sources of the growth of the number of physicians affiliated with us:

	Year Ended December 31,
	2003	2002	2001
Affiliated physicians, beginning of period	884	868	869
Physician practice affiliations	45	23	8
Recruited physicians	79	73	64
Physician practice separations	(62)	(23)	(23)
Retiring/other	(49)	(57)	(50)

Affiliated physicians, end of period	897	884	868

In 2003 and 2002, all new practice affiliations were under the service line structure.

The following table sets forth the number of cancer centers and PET systems managed by us as of March 1, 2004 and December 31, 2003, 2002 and 2001:

	March 1,	December 31,
	2004	2003	2002	2001
Cancer Centers, beginning of period	78	79	77	72
Cancer Centers opened	1	4	5	5
Cancer Centers closed	(1)	(1)	(2)	—
Cancer Centers disaffiliated	—	(4)	(1)	—

Cancer Centers, end of period	78	78	79	77

PET Systems	23	21	16	12

The following table sets forth the key operating statistics as a measure of the volume of services provided by our PPM practices:

	Year Ended December 31,
	2003	2002	2001
Medical oncology visits	2,415,212	2,405,377	2,409,014
Radiation treatments	644,639	658,368	642,874
PET scans	20,052	12,777	6,396
New patients enrolled in research studies	3,388	3,202	3,639

The following table sets forth the percentages of revenue represented by certain items reflected in our Consolidated Income Statement. The following information should be read in conjunction with our consolidated financial statements and notes thereto included in this report.

	Year Ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Pharmaceuticals and supplies	57.4	52.5	51.5
Field compensation and benefits	18.2	20.6	21.3
Other field costs	10.1	11.7	11.8
General and administrative	3.5	3.8	3.9
Impairment, restructuring and other charges, net	0.1	9.1	0.4
Depreciation and amortization	3.8	4.4	4.7

Income (loss) from operations	6.9	(2.1)	6.4
Interest expense, net	(1.0)	(1.3)	(1.5)
Loss on early extinguishment of debt	—	(0.8)	—

Income (loss) before income taxes	5.9	(4.2)	4.9
Income tax benefit (provision)	(2.3)	1.4	(1.9)

Net income (loss)	3.6%	(2.8)%	3.0%

2003 Compared to 2002

Net Operating Revenue. Net operating revenue includes two components – net patient revenue and our other revenue.

The following table shows the components of our net operating revenue for the years ended December 31, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2003	2002
Net patient revenue	$2,301,202	$2,042,885
Other revenue	198,740	83,361

Net operating revenue	$2,499,942	$2,126,246

Net Patient Revenue. Under our PPM model, we are responsible for billing and collecting all practice revenues. We disclose “net patient revenue” to give you a sense of the size and operating trends of the business which we manage. Net patient revenue comprises all of the revenues for which we bill and collect for affiliated practices under the PPM model. We collect all of the receivables, control cash management functions and are responsible for paying all expenses at our PPM practices.

We retain all the amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of revenues our practices are entitled to retain by subtracting our accrued fees and accrued practice expenses from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. These amounts we remit to physician groups are excluded from our revenue, since they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we finance their working capital.

Net patient revenue is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

Other Revenue. Our other revenues are primarily derived in three areas:

•	Service line fees. In the medical oncology services area under our service line agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we must pay the pharmaceutical manufacturers, and a service fee for the pharmacy related services we provide.

•	GPO and data fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (GPO) for our affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect and compile.

•	Research fees. We receive fees for research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include some management fee, as well as per patient accrual fees and fees for achieving various study milestones.

Net operating revenue is reduced by amounts retained by the practices under our service agreements to arrive at the amount we report as revenue in our financial statements.

Net operating revenue increased from $2,126.2 million in 2002 to $2,499.9 million in 2003, an increase of $373.7 million, or 17.6%. Same practice net operating revenue (which excludes the results of practices with which we disaffiliated since January 1, 2002) increased from $2,031.8 million in 2002 to $2,486.7 million in 2003, an increase of $454.9 million, or 22.4%.

The following table shows net operating revenue by segment for the year ended December 31, 2003 and 2002 (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002
Medical oncology services	$2,123,203	$1,758,626
Cancer center services	317,588	304,477
Other	59,151	63,143

	$2,499,942	$2,126,246

Medical oncology revenue increased from $1,759 million in 2002 to $2,123 million in 2003 an increase of 20.7%. The increase in medical oncology revenue is attributed to an increase in pharmaceutical revenue as well as the addition of 124 physicians.

Cancer center revenue increased from $304.5 million to $317.6 million, an increase of 4.3%. Cancer center revenue increased as a result of the addition of 23 IMRTs, the opening of four cancer centers and an increase in PET scans of 56.9% over the prior year. Growth of the cancer center revenue was partially offset by the closing of one cancer center in 2003 and two cancer centers in 2002. Radiation treatments per day decreased from 2,592 to 2,538, while same store radiation treatments per day increased from 2,496 to 2,502.

PET scans increased from 12,777 in 2002 to 20,052 in 2003, an increase of 56.9%, which was attributable to an increase in same-facility PET scans per day of 29.1% and the addition of four PET systems during 2002 and five during 2003.

Revenue. Our revenue is net operating revenue, less the amount of net operating revenue retained by our affiliated practices under PPM service agreements. The following presents the amounts included in the determination of our revenue (in thousands):

	Year Ended December 31,
	2003	2002
Net operating revenue	$2,499,942	$2,126,246
Amounts retained by practices	(534,217)	(477,345)

Revenue	$1,965,725	$1,648,901

Amounts retained by practices increased from $477.3 million in 2002 to $534.2 million in 2003, an increase of $56.9 million, or 11.9%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. Amounts retained by practices as a percentage of net operating revenue decreased from 22.5% in 2002 to 21.4% in 2003 as a result of our realignment of net revenue model practices throughout 2002 and 2003.

Revenue increased from $1,648.9 million in 2002 to $1,965.7 million in 2003, an increase of $316.8 million, or 19.2%. Revenue growth was primarily caused by increases in revenues attributable to pharmaceuticals and the addition of physicians.

The following table shows our revenue by segment for the years ended December 31, 2003 and 2002 (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002
Medical oncology services	$1,683,854	$1,382,412
Cancer center services	224,136	208,195
Other	57,735	58,294

	$1,965,725	$1,648,901

Medicare is the practices’ largest payor. During 2003, approximately 41% and 3% of the practices’ net patient revenue was derived from Medicare and Medicaid payments, respectively, and 41% and 2%, respectively, was so derived in the previous year. This percentage varies among practices. Medicare and Medicaid generally reimburse at lower rates than commercial payors, so percentage for Medicaid increase adversely affects our margins. No other single payor accounted for more than 10% of our revenues in 2003 and 2002.

Texas Oncology, P.A., an oncology practice with locations throughout Texas affiliated under the earnings model, is our largest oncology group, accounting for approximately 24% of our revenue in 2003 and 2002. No other practice accounts for more than 10% of our revenue.

Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes the cost of drugs, medications and other supplies used by the practices, increased from $866.4 million in 2002 to $1,128.5 million in 2003, an increase of $262.2 million, or 30.3%. As a percentage of revenue, pharmaceuticals and supplies expense increased from 52.5% in 2002 to 57.4% in 2003. The increase was primarily attributable to an increase in the percentage of our revenue attributable to pharmaceuticals as a result of increased use of supportive care drugs and utilization of more expensive chemotherapy agents. Such increases were partially offset by more favorable drug pricing with respect to certain drugs.

As long as pharmaceuticals continue to become a larger part of our revenue mix as a result of changing usage patterns (rather than growth of our business), we believe that our overall margins will continue to be adversely impacted. In addition, the pharmacy service line is a lower-margin business than our PPM model. We believe the service line model reduces risk in certain respects, since our compensation is not directly based on physician reimbursement and capital requirements are lower. However, to the extent we add additional service line practices under the pharmacy service line, we would expect our overall margins to be adversely impacted.

The Medicare Modernization Act is expected to lower pharmaceutical margins. The new reimbursement methodology under the act may also make certain of our strategies, such as obtaining favorable pricing from pharmaceutical manufacturers, more difficult to sustain.

General and Administrative. General and administrative expenses increased from $63.2 million in 2002 to $68.4 million in 2003, an increase of $5.2 million, or 8.2%. We incurred strategic planning and lobbying costs of approximately $2.1 million in 2003 in connection with the Medicare legislation. We anticipate incurring additional general and administrative costs during early 2004, as we add additional resources in our sales and marketing areas to strengthen our business development. As a percentage of revenue, general and administrative costs decreased from 3.8% in 2002 to 3.5% in 2003.

Other. Our other operational costs in the field increased as a result of expansion of services and inflation, partially offset by our efficiency enhancements. In addition, Field Compensation and Benefits costs have risen as a result of increases in compensation rates to address shortages of certain key personnel such as oncology nurses and radiation and radiology physicists, dosimetrists and technicians. We expect this shortage will continue to make recruitment efforts difficult and make it difficult for us to contain these costs in the future. These other costs decreased as a percentage of revenue because revenues (and expenses) attributable to pharmaceuticals are increasing at a more rapid rate than these expenses and other aspects of our business. However, we have been successful at controlling overall non-drug costs. Expenses other than pharmaceuticals and supplies as a percentage of revenue decreased from 40.5% in 2002 to 35.6% in 2003 as a result of our cost containment efforts both in the field and at the corporate level.

The table below presents information about reported segments for the years ended December 31, 2003 and 2002 (in thousands):

Year Ended 2003:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated General Administrative Expenses and Charges	Total
Net operating revenue	$2,123,203	$317,588	$59,151	$—	$2,499,942
Amounts retained by affiliated practices	(439,349)	(93,452)	(1,416)	—	(534,217)

Revenue	1,683,854	224,136	57,735	—	1,965,725
Operating expenses	(1,483,215)	(182,894)	(95,082)	(70,093)	(1,831,284)

Income (loss) from operations	200,639	41,242	(37,347)	(70,093)	134,441
Depreciation and amortization	114	29,335	44,629	—	74,078

EBITDA	$200,753	$70,577	$7,282	$(70,093)	$208,519

Year Ended 2002:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated General Administrative Expenses and Charges	Total
Net operating revenue	$1,758,626	$304,477	$63,143	$—	$2,126,246
Amounts retained by affiliated practices	(376,214)	(96,282)	(4,849)	—	(477,345)

Revenue	1,382,412	208,195	58,294	—	1,648,901
Operating expenses	(1,204,072)	(164,245)	(102,367)	(213,289)	(1,683,973)

Income (loss) from operations	178,340	43,950	(44,073)	(213,289)	(35,072)
Depreciation and amortization	190	19,889	51,780	—	71,859

EBITDA	$178,530	$63,839	$7,707	$(213,289)	$36,787

EBITDA in medical oncology increased primarily as a result of growth in net operating revenue. Medical oncology services EBITDA margin decreased from 10.2% in 2002 to 9.5% in 2003, primarily as a result of increased use of lower-margin drugs.

EBITDA in cancer center services increased primarily as a result of growth in net operating revenue. Cancer center services EBITDA margin increased from 21.0% to 22.2%.

Impairment, Restructuring and Other Charges. During 2003, we recognized restructuring and other charges of $1.7 million, net; during 2002, we recognized impairment, restructuring and other charges of $150.1 million, net; and during 2001 we recognized impairment, restructuring and other charges of $5.9 million, net, as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Impairment charges	$—	$135,147	$(3,376)
Restructuring charges	900	3,825	5,868
Other charges	752	11,088	3,376

Total	$1,652	$150,060	$5,868

The following is a detailed description of the charges during 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Impairment charges
Write-off of service agreements	$—	$113,197	$—
Impairment of cancer center fixed assets	—	27,603	—
Gain on sale of practice assets	—	(5,653)	(3,376)
Restructuring charges
Personnel reduction costs	900	2,381	3,113
Consulting costs for implementing service line	—	1,444	300
Closure of facilities	—	—	2,455
Other charges
Write-off of an affiliate receivable	—	11,088	—
Practice accounts receivable and fixed asset write-off	—	—	1,925
Other	752	—	1,451

	$1,652	$150,060	$5,868

Impairment Charges

During 2002, we recognized (a) a non-cash pre-tax charge of $5.2 million in the fourth quarter related to impairment of a service agreement under which we had significantly reduced the scope of our services during the year, based upon our analysis of future cash flows under likely future scenarios for that agreement; (b) a non-cash, pre-tax charge of $68.3 million during the third quarter of 2002 comprising (i) a $13.0 million charge related to a PPM service agreement that was terminated in connection with conversion to the service line model, (ii) a $51.0 million charge related to three net revenue model service agreements that became impaired during that period based upon our analysis of projected cash flows under those agreements, taking into account developments in those markets during that period and (iii) a $4.3 million charge related to a group of physicians under a net revenue model service agreement with which we disaffiliated during that period; and (c) a non-cash, pre-tax charge of $39.7 million during the second quarter of 2002 comprising (i) a $33.8 million charge related to a net revenue model service agreement that became impaired during the second quarter based upon our analysis of projected cash flows under that agreement, taking into account developments in that market during the second quarter and (ii) a $5.9 million charge related to two PPM service agreements that were terminated in connection with conversions to the service line model.

During the fourth quarter of 2002, we recognized a charge of $27.6 million related to impairment of fixed assets. This charge was based on our estimate of future cash flows from our cancer center assets, taking into account developments during the fourth quarter of 2002. All of the impaired cancer centers were at practices that had been on the net revenue model at the outset of center development. In assessing likely future performance, we make estimates of the likelihood and impact of possible operational improvements, as well as looking at existing performance. If we have made a determination to dispose of a center, our valuation is based upon the value of that disposition. In making estimates regarding possible improvements in performance, we take into consideration the economic arrangement with the practice, as well as certain qualitative considerations regarding the continued growth prospects of the practice, internal practice management, and our relationship with the practice.

The $5.6 million net gain on sale of practice assets during 2002 consisted of a $3.6 million net gain on sale of practice assets during the third quarter and a $2.0 million net gain on assets sold in the second quarter. The third quarter gain comprised (a) net proceeds of $4.9 million paid by converting and disaffiliating physicians partially offset by; (b) a $0.3 million net loss on working capital assets and a $1.1 million net charge arising from our accelerating consideration that would have been due to physicians in the future in connection with those transactions. The second quarter gain arose when we terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for delivery to us of 1.1 million shares of our common stock. In connection with that sale, we also recognized a write-off of a receivable of $0.6 million due from the physicians and made a cash payment to the buyer of $0.6 million to reflect purchase price adjustments during the third quarter. The transaction resulted in a $3.9 million gain based on the market price of our common stock as of the date of the termination. This gain was partially offset by a $1.9 million net impairment of working capital assets relating to service line conversions, disaffiliations and potential disaffiliations.

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

Restructuring Charges

During the fourth quarter of 2003, we recognized restructuring charges of $0.9 million relating to personnel reductions, of which $0.6 million was paid in 2003.

In connection with our focus on internal operations and cost structure, management commenced in 2002 an initiative to further centralize certain accounting and financial reporting functions at our corporate headquarters in Houston, Texas, resulting in charges for personnel reduction costs of $2.4 million in 2002, all of which was paid in 2002. During 2002, we also recognized restructuring charges of $1.4 million in consulting fees related to introduction of the service line model.

During the first quarter of 2001, we announced plans to reduce overhead costs and recognized pre-tax restructuring charges of $5.9 million, consisting of (i) a $3.1 million charge relating to the elimination of approximately 50 personnel positions, (ii) a $2.5 million charge for remaining lease obligations and related improvements at sites we decided to close and (iii) a $0.3 million charge relating to abandoned software applications. As of December 31, 2003, as a result of payments of $0.6 million during 2003, an accrual of $0.3 million out of the charge for remaining lease obligations remained.

Other Charges

During 2003, we recognized a net charge of $0.8 million consisting of a $1.8 million loss on the sale of a cancer center partially offset by a gain of $1.0 million relating to lower than expected losses resulting from the bankruptcy of one of our insurance carriers.

During the third quarter of 2002, we recognized an $11.1 million write-off of an $11.1 million receivable due to us from one of our affiliated practices. In the course of our PPM activities, we advance amounts to physician groups and retain fees based upon our estimates of practice performance. Subsequent events and related adjustments may result in the creation of a receivable with respect to certain amounts advanced. During the third quarter of 2002, we made the determination that such amounts owed by physician practices to us had become uncollectible due to, among other things, the age of the receivable and circumstances relating to practice operations.

In the fourth quarter of 2001, we recognized unusual charges including: (i) $1.9 million of practice accounts receivable and fixed asset write-off, (ii) a $1.0 million charge related to our estimated exposure to losses under an insurance policy where the insurer has become insolvent (see Note 12) and (iii) $0.5 million of consulting costs incurred in connection with development of our service line structure. The negative impact of these charges was wholly offset by the net gain on separation of $3.4 million we recognized during the fourth quarter of 2001, which is discussed above in “Impairment Charges.”

In the fourth quarter of 2000, we recognized a charge of $2.6 million related to abandonment of leased and owned facilities for remaining lease obligations and the difference in the net book value of the owned real estate and its expected fair value, of which $577,000 remained as an accrual at December 31, 2003. Payments of $211,000 were made during 2003 relating to this accrual. In addition, during 2000 we had recognized a charge of $400,000 related to executive severance, none of which remained at December 31, 2003. We paid $197,000 in respect of this charge in 2003.

Interest. Net interest expense decreased from $21.3 million in 2002 to $19.5 in 2003, a decrease of $1.8 million or 8.4%. As a percentage of revenue, net interest expense decreased from 1.3% in 2002 to 1.0% in 2003. On February 1, 2002, we refinanced our indebtedness by issuing $175 million in 9.625% Senior Subordinated Notes due 2012, repaying in full our existing Senior Secured Notes and terminating our existing credit facility. Our previously existing $100 million senior secured notes bore interest at a fixed rate of 8.42% and would have required a $20 million repayment of principal in each of the years 2002 through 2006. Higher levels of debt during 2002, as compared to 2003, contributed to the decrease in interest expense.

Income Taxes. For 2003, we recognized a tax provision of $44.3 million, resulting in an effective tax rate of 38.5% compared to a tax benefit of $24.1 million in 2002, resulting in an effective tax rate of 34.4% for the same prior year period. The tax benefit is a result of the impairment and restructuring charges discussed above. The effective tax rate in 2002 reflects management’s estimate of the limited extent to which we will be able to deduct the impairment, restructuring and other charges at the state level.

Loss on Early Extinguishment of Debt. During the first quarter of 2002, we recorded a loss of $13.6 million, before income taxes of $5.2 million, in connection with the early extinguishment of our $100 million Senior Secured Notes due 2006 and our prior credit facility. The loss consisted of payment of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

Net Income (Net Loss). Net income increased from a loss of $(45.9) million, or $(0.47) per diluted share, in 2002 to net income of $70.7 million, or $0.77 per share, in 2003, an increase of $116.6 million. Included in net income for 2002 are pre-tax impairment, restructuring and other charges of $150.1 million and a pre-tax loss on early extinguishment of debt of $13.6 million.

2002 Compared to 2001

The following table shows the components of our net operating revenue for the years ended December 31, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2002	2001
Net patient revenue	$2,042,885	$1,889,115
Other revenue	83,361	55,921

Net operating revenue	$2,126,246	$1,945,036

Net operating revenue increased from $1,945.0 million in 2001 to $2,126.2 million in 2002, an increase of $181.2 million, or 9.3%. Same practice net operating revenue (which excludes the results of practices with which we disaffiliated since January 1, 2001 and our service line practices) increased from $1,849.9 million in 2001 to $2,074.8 million in 2002, an increase of $225.0 million, or 12.2%. Revenue growth was primarily attributable to increased utilization of more expensive chemotherapy agents and additional supportive care drugs, rather than increased patient volume. During 2002, medical oncology visits decreased 0.2% over the prior year. In the cancer center services segment, revenues declined. In January 2002, Medicare implemented reductions in reimbursement for radiation therapy that impacted Medicare radiation reimbursement by approximately 9%, and certain commercial payors made similar reductions, which reductions were not fully offset by volume increases. Also, we disaffiliated from a radiation oncology facility during the third quarter and sold technical assets with respect to certain technical radiology revenues during the second quarter. Revenues related to PET systems and diagnostic CT imaging increased.

PET scans increased from 6,396 in 2001 to 12,777 in 2002, an increase of 6,381 or 99.8%. The increase in the number of PET scans is attributable to our opening four PET systems since January 1, 2002, as well as growth of 34.6% in the number of treatments on the twelve PET systems that were operational during 2001.

Since we did not commence segment reporting until 2002, no segment information is available for 2001 and we have not, therefore, included any segment discussion in our comparison of 2002 to 2001. Please refer to the foregoing comparison of 2003 and 2002 for segment information.

During 2002, five net revenue model practices accounting for 7.0% of our net operating revenue for 2002 converted to the earnings model. In addition during 2002, we transitioned three PPM practices from the earnings model to the service line structure and commenced operations at four new practices under the service line structure. Also, during 2002, we disaffiliated with four practices consisting of a total of 23 physicians, which had been operating under the net revenue model. These practices represented 1.9% of our net operating revenue in 2002.

Revenue. Our revenue is net operating revenue, less the amount of net operating revenue retained by our affiliated practices under PPM service agreements. The following presents the amounts included in the determination of our revenue (in thousands):

	Year Ended December 31,
	2002	2001
Net operating revenue	$2,126,246	$1,945,036
Amounts retained by practices	(477,345)	(429,622)

Revenue	$1,648,901	$1,515,414

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

Revenue increased from $1,515.4 million in 2001 to $1,648.9 million in 2002, an increase of $133.5 million, or 8.8%. Revenue growth was caused by increases in revenues attributable to pharmaceuticals.

Medicare and Medicaid are the practices’ largest payors. During 2002, approximately 41% and 2% respectively of the practices’ net patient revenue was derived from Medicare and Medicaid payments and 38% and 2% respectively was so derived in the previous year. This percentage varies among practices. Medicare and Medicaid generally reimburse at lower rates than commercial payors, so this percentage increase adversely affects our margins. No other single payor accounted for more than 10% of our revenues in 2002 and 2001.

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

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices’ employees (other than physicians), increased from $322.5 million in 2001 to $340.3 million in 2002, an increase of $17.8 million or 5.5%. As a percentage of revenue, field compensation and benefits decreased from 21.3% in 2001 to 20.6% in 2002. The decrease as a percentage of revenue is attributable to pharmaceutical revenues increasing at a more rapid rate than compensation and benefits.

Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $179.5 million in 2001 to $192.2 million in 2002, an increase of $12.7 million or 7.1%. As a percentage of revenue, other field costs decreased from 11.8% in 2001 to 11.7% in 2002. The decrease as a percentage of revenue in 2002 is attributable to pharmaceuticals revenues increasing at a more rapid rate than other field costs.

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

Impairment, Restructuring and Other Charges. Impairment, restructuring and other charges for 2002 and 2001 are discussed above in the comparison of 2003 and 2002.

Income Taxes. For 2002, we recognized a tax benefit of $24.1 million, after loss early extinguishment of debt, resulting in an effective tax rate of 34.4%, compared to 38.0% for the same prior year period. The tax benefit is a result of the impairment and restructuring charges discussed above. The effective tax rate in 2002 reflects management’s estimate of the limited extent to which we will be able to deduct the impairment, restructuring and other charges at the state level.

Loss on Early Extinguishment of Debt. During the first quarter of 2002, we recorded a loss on early extinguishment of debt of $13.6 million, before income taxes of $5.2 million, in connection with the early extinguishment of our $100 million Senior Secured Notes due 2006 and our existing credit facility. The loss consisted of payment of a prepayment penalty of $11.7 million on the Senior Secured Notes and a write-off of unamortized deferred financing costs of $1.9 million related to the terminated debt agreements.

Net Income (Net Loss). Net income decreased from $46.3 million, or $0.46 per diluted share, in 2001 to a net loss of $(45.9) million, or $(0.47) per share after extraordinary loss, in 2002, a decrease of $92.2 million. Net income as a percentage of revenue changed from 3.0% in 2001 to (2.8)% in 2002. Included in net income for 2002 are impairment, restructuring and other charges of $150.1 million and loss on early extinguishment of debt of $8.5 million, net of income taxes.

Liquidity and Capital Resources

As of December 31, 2003, we had net working capital of $148.6 million, including cash and cash equivalents of $124.5 million. We had current liabilities of $397.8 million, including $79.7 million in current maturities of long-term debt, and $188.4 million of long-term indebtedness. During 2003, we generated $231.3 million in net operating cash flow, invested $87.6 million, net, and used cash from financing activities in the amount of $94.2 million. As of March 1, 2004 we had cash and cash equivalents of approximately $150 million.

Cash Flows From Operating Activities

During 2003, we generated $231.3 million in cash flows from operating activities as compared to $150.1 million in 2002. The increase in cash flow is attributable to (i) advance purchases of certain pharmaceutical products during 2002 in order to obtain favorable pricing, (ii) differences in timing of recognition of tax benefits associated with our model transitional activity in 2003, and (iii) timing of certain working capital payments. In addition our increase in cash flows is attributable to an increase in amounts due to affiliates arising from the timing of distribution of certain pharmaceutical rebates and payment of certain management fee rebates to physician practices. Such amounts were earned in respect of 2003, but will not be paid until 2004. Our accounts receivable days outstanding as of December 31, 2003, decreased to 46 days from 48 days as of December 31, 2002 and from 50 days as of December 31, 2001.

Cash Flows from Investing Activities

During 2003 and 2002, we expended $89.2 million and $59.1 million in capital expenditures. During 2003 and 2002, we expended $62.4 million and $34.1 million, respectively, on the development and construction of cancer centers and PET systems. Expected capital expenditures on cancer center and PET system development for 2003 are below forecasted amounts due to our focus on transitional activity. Maintenance capital expenditures were $26.8 million and $25.0 million in 2003 and 2002, respectively. For all of 2004, we anticipate expending a total of approximately $30-$35 million on maintenance capital expenditures and approximately $60-70 million on development of new cancer centers and PET system installations. In addition to these capital expenditures, we have financed, and will in the future finance, most of our PET systems investments and a portion of our cancer center investments through operating leases.

Cash Flows from Financing Activities

During 2003, we used cash from financing activities of $94.2 million as compared to cash used of $19.1 million in 2002. Such decrease in cash used is primarily attributed to the expenditure of $87.5 million to repurchase 10.2 million shares of our Common Stock during 2003.

We currently expect that our principal use of funds in the near future will be in connection with the purchase of medical equipment, investment in information systems and the acquisition or lease of real estate for the development of integrated cancer centers and PET systems. In addition, we anticipate that from time to time we will make significant purchases of pharmaceuticals in excess of normal patterns to take advantage of available volume discounts and rebates. Although we expect to fund our capital needs during 2004 with our available cash and cash generated from operations, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. Capital available for healthcare companies, whether raised through the issuance of debt or equity securities, may be limited. As a result, we may be unable to obtain sufficient financing on terms satisfactory to management or at all.

On February 1, 2002, we entered into a five-year $100 million syndicated revolving credit facility and terminated our existing syndicated revolving credit facility. Proceeds under that credit facility may be used to finance the development of cancer centers and new PET systems, to provide working capital or for other general business purposes. No amounts have been borrowed under that facility. Our credit facility bears interest at a variable rate that floats with a referenced interest rate. Therefore, to the extent we have amounts outstanding under the credit facility in the future, we would be exposed to interest rate risk under our credit facility.

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

We used the proceeds from the Senior Subordinated Notes to repay in full our existing $100 million in Senior Secured Notes due 2006, including a prepayment penalty of $11.7 million due as a result of our repayment of the notes before their scheduled maturity. We also used proceeds from the Senior Subordinated Notes to pay fees and related expenses of $4.8 million associated with issuing those notes and to pay fees and related expenses of $2.7 million in connection with the new credit facility. During the first quarter of 2002, we recognized the prepayment penalty of $11.7 million and a write-off of unamortized deferred financing costs related to the terminated debt agreements of $1.9 million, which were recorded as an loss of earlier extinguishment of debt item during the first quarter of 2002.

We entered into a leasing facility in December 1997, which we have used to finance the acquisition and development of cancer centers. Since December 31, 2002, the lease has been classified as indebtedness on our financial statements since we have guaranteed 100% of the residual value of the properties in the lease since that date. As of December 31, 2003, we had $70.2 million outstanding under the facility and no further amounts are available under that facility. The annual cost of the lease is approximately $2.9 million, based on interest rates in effect as of December 31, 2003.

The lease matures in June 2004 and is therefore classified as a current maturity in our balance sheet. We can renew the lease with lender consent, but have not yet determined whether we will seek consent or repay or refinance the lease. Cash reserves and availability under our revolving credit facility are more than adequate to satisfy our obligations at maturity.

Because the lease payment floats with a referenced interest rate, we are also exposed to interest rate risk under the synthetic lease. A 1% increase in the referenced rate would result in an increase in lease payments of $0.7 million annually.

Borrowings under the revolving credit facility and advances under the leasing facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The credit facility, leasing facility and Senior Subordinated Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. Events of default under our credit facility, leasing facility and Senior Subordinated Notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as security under the credit facility and the guarantee obligations of our leasing facility.

We are currently in compliance with covenants under our leasing facility, revolving credit facility and Senior Subordinated Notes, with no borrowings currently outstanding under the revolving credit facility. We have relied primarily on cash flows from our operations to fund working capital and capital expenditures for our fixed assets.

The following summarizes our contractual obligations in respect of our indebtedness and noncancelable leases at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions, based on interest rates in effect as of December 31, 2003):

Obligation	2004	2005	2006	2007	2008	After 2009
Principal maturities of long-term indebtedness, including capital lease obligations	$79.7	$6.2	$4.9	$1.8	$0.1	$175.5
Noncancelable operating leases	44.3	35.7	29.5	25.7	18.9	67.7

In addition, we are obligated to pay $6.4 million under pending construction contracts, which we would expect to pay during 2004, depending on the progress of construction projects. For a further discussion of our commitments and contingencies, see note 12 to our consolidated financial statements.

Item 7a.	Quantitative and Qualitative Discussion about Market Risks

In the normal course of business, our financial position is routinely subjected to a variety of risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

Among these risks is the market risk associated with interest rate movements on outstanding debt. Any borrowings under the credit facility and leasing facility contain an element of market risk from changes in interest rates. As of December 31, 2003, we had no outstanding borrowings under our credit facility and $70.2 million outstanding under the leasing facility. Historically, we have managed this risk, in part, through the use of interest rate swaps; however, no such agreements were entered into in 2003. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during 2003.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 2003. The market values that result from these computations are compared with the market values of these financial instruments at December 31, 2003. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of our financial instruments.

Summary of Operations by Quarter

The following table represents unaudited quarterly results for 2003 and 2002. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and that all adjustments are of a normal recurring nature. Results of operations for any particular quarter are not necessarily indicative of operations for a full year or predictive of future periods.

The following table presents unaudited quarterly information (dollars in thousands, except per share amounts):

	2003 Quarter Ended				2002 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenue	$518,003	$509,100	$491,412	$447,210	$428,504	$418,293	$410,819	$391,285
Income (loss) from operations	35,723	33,951	33,425	31,342	(4,769)	(48,577)	(9,318)	27,592
Other income (expense)	(4,757)	(4,667)	(4,952)	(5,132)	(5,539)	(4,189)	(6,121)	(5,442)
Loss on early extinguishment of debt	—	—	—	—	—	—	—	(13,633)
Net income (loss)	18,889	17,863	17,653	16,250	(5,430)	(36,207)	(9,572)	5,281
Net income (loss) per share – basic (1)	$0.22	$0.20	$0.19	$0.17	$(0.06)	$(0.37)	$(0.10)	$0.05
Net income (loss) per share – diluted (1)	$0.21	$0.20	$0.19	$0.17	$(0.06)	$(0.37)	$(0.10)	$0.05

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Item 8.	Financial Statements

US ONCOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003:

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of US Oncology, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of US Oncology, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas February 26, 2004

US ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEET

(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and equivalents	$124,514	$75,029
Accounts receivable	304,507	281,560
Other receivables	47,738	42,363
Prepaid expenses and other assets	18,451	20,134
Inventories	7,481	31,371
Due from affiliates	43,629	47,583

Total current assets	546,320	498,040
Property and equipment, net	356,125	327,558
Service agreements, net of accumulated amortization of $103,783 and $104,022	239,108	252,720
Due from affiliates, long-term	—	7,708
Other assets	22,551	25,166
Deferred income taxes	10,915	43,214

	$1,175,019	$1,154,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$79,748	$15,363
Accounts payable	160,628	163,009
Due to affiliates	64,052	32,877
Accrued compensation cost	26,316	25,417
Income taxes payable	19,810	20,441
Other accrued liabilities	47,196	36,379

Total current liabilities	397,750	293,486
Long-term indebtedness	188,412	272,042

Total liabilities	586,162	565,528
Minority interests	10,497	10,338
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding
Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding
Common Stock, $.01 par value, 250,000 shares authorized, 95,301 issued, 83,363 and 89,553 outstanding	953	953
Additional paid in capital	473,800	479,073
Common Stock to be issued, approximately 2,102 and 3,695 shares	21,146	33,644
Treasury Stock, 11,938 and 5,748 shares	(102,367)	(49,302)
Retained earnings	184,828	114,172

Total stockholders’ equity	578,360	578,540

	$1,175,019	$1,154,406

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenue	$1,965,725	$1,648,901	$1,515,414
Operating expenses:
Pharmaceuticals and supplies	1,128,537	866,378	780,072
Field compensation and benefits	358,809	340,302	322,473
Other field costs	199,766	192,145	179,479
General and administrative	68,442	63,229	58,859
Impairment, restructuring and other charges, net	1,652	150,060	5,868
Depreciation and amortization	74,078	71,859	71,929

	1,831,284	1,683,973	1,418,680
Income (loss) from operations	134,441	(35,072)	96,734
Other income (expense):
Interest expense, net	(19,508)	(21,291)	(22,030)
Loss on early extinguishment of debt	—	(13,633)	—

Income (loss) before income taxes	114,933	(69,996)	74,704
Income tax (provision)/benefit	(44,277)	24,067	(28,388)

Net income (loss) and comprehensive income (loss)	$70,656	$(45,929)	$46,316

Net income (loss) per share – basic	$0.79	$(0.47)	$0.46

Shares used in per share computation – basic	89,836	97,658	100,063

Net income (loss) per share – diluted	$0.77	$(0.47)	$0.46

Shares used in per share computation – diluted	91,605	97,658	100,319

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Common Stock to Be Issued	Treasury Stock Cost	Retained Earnings	Total
Balance at January 1, 2001	93,837	$939	$461,364	$69,666	$(21,416)	$113,785	$624,338
Affiliation transactions value of shares to be issued	—	—	—	606	—	—	606
Disaffiliation transactions value of Common Stock to be issued	—	—	—	(1,521)	—	—	(1,521)
Delivery from Treasury of Common Stock to be issued	—	—	972	(11,153)	10,181	—	—
Issuance of Common Stock	75	—	643	(643)	—	—	—
Exercise of options to purchase Common Stock	907	9	3,749	—	—	—	3,758
Tax benefit from exercise of non-qualified stock options	—	—	1,384	—	—	—	1,384
Issuance of Common Stock options to affiliates	—	—	1,887	—	—	—	1,887
Net income	—	—	—	—	—	46,316	46,316

Balance at December 31, 2001	94,819	948	469,999	56,955	(11,235)	160,101	676,768
Disaffiliation transactions value of Common Stock to be issued	—	—	—	(5,629)	—	—	(5,629)
Delivery from Treasury of Common Stock to be issued	—	—	5,149	(17,682)	12,533	—	—
Exercise of options to purchase Common Stock	482	5	1,533	—	1,889	—	3,427
Tax benefit from exercise of non-qualified stock options	—	—	911	—	—	—	911
Issuance of Common Stock options to affiliates and employees	—	—	1,481	—	—	—	1,481
Purchases of Treasury Stock	—	—	—	—	(42,754)	—	(42,754)
Treasury Stock received from sale of fixed assets	—	—	—	—	(9,735)	—	(9,735)
Net loss	—	—	—	—	—	(45,929)	(45,929)

Balance at December 31, 2002	95,301	953	479,073	33,644	(49,302)	114,172	578,540
Disaffiliation transaction value of Common Stock to be issued	—	—	(1,869)	(4,050)	4,326	—	(1,593)
Delivery from Treasury of Common Stock to be issued	—	—	(912)	(8,448)	9,360	—	—
Exercise of options to purchase Common Stock	—	—	(7,367)	—	20,761	—	13,394
Tax benefit from exercise of non-qualified stock options	—	—	3,378	—	—	—	3,378
Issuance of Common Stock options to affiliates and employees	—	—	1,497	—	—	—	1,497
Purchases of Treasury Stock	—	—	—	—	(87,512)	—	(87,512)
Net income	—	—	—	—	—	70,656	70,656

Balance at December 31, 2003	95,301	$953	$473,800	$21,146	$(102,367)	$184,828	$578,360

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$70,656	$(45,929)	$46,316
Non cash adjustments:
Depreciation and amortization	74,078	71,859	71,929
Impairment, restructuring and other charges, net	652	149,437	331
Deferred income taxes	32,299	(25,129)	20,319
Non-cash compensation expense	—	—	1,887
Undistributed earnings (losses) in joint ventures	159	1,424	(300)
Loss on early extinguishment of debt, net of tax	—	8,452	—
Tax benefit from exercise of non-qualified stock options	3,378	911	1,384
Cash provided (used) by changes in:
Accounts receivable	(22,947)	(20,470)	52,764
Prepaids and other current assets	4,725	(6,396)	4,170
Inventories	23,890	(31,371)	—
Accounts payable	(2,381)	50,356	(34,572)
Due from/to affiliates	35,128	(5,122)	18,815
Income taxes receivable/payable	(631)	3,785	13,344
Other accrued liabilities	12,268	(1,708)	3,200

Net cash provided by operating activities	231,274	150,099	199,587

Cash flows from investing activities:
Acquisition of property and equipment	(89,198)	(59,146)	(63,660)
Net payment in affiliation transactions	—	(1,146)	(1,005)
Net proceeds from sale of assets	1,581	—	—
Proceeds from contract separations	—	4,296	7,052

Net cash used by investing activities	(87,617)	(55,996)	(57,613)

Cash flows from financing activities:
Proceeds from Credit Facility	—	24,500	25,000
Proceeds from Senior Subordinated Notes	—	175,000	—
Repayment of Credit Facility	—	(24,500)	(150,000)
Repayment of Senior Secured Notes	—	(100,000)	—
Repayment of other indebtedness	(18,987)	(32,086)	(20,732)
Debt financing costs	—	(7,449)	—
Net payments in lieu of stock issuance upon contract separations	(1,067)	(3,481)	—
Proceeds from exercise of stock options	13,394	3,427	3,758
Purchase of Treasury Stock	(87,512)	(42,754)	—
Premium payment upon early extinguishment of debt	—	(11,731)	—

Net cash used by financing activities	(94,172)	(19,074)	(141,974)

Increase in cash and equivalents	49,485	75,029	—
Cash and equivalents:
Beginning of period	75,029	—	—

End of period	$124,514	$75,029	$—

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS – continued

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Interest paid	$20,083	$15,460	$24,355
Taxes paid (refunded), net	2,253	2,211	(6,593)
Non cash investing and financing transactions:
Capitalization of synthetic lease assets	—	72,018	—
Value of Common Stock to be issued in affiliation transactions	—	—	606
Delivery of Common Stock in affiliation transactions	9,360	17,682	11,796
Debt issued in affiliation transactions	—	—	2,679
Forfeitures of debt from contract separation	257	249	5,350
Forfeitures of Common Stock to be issued from contract separation	1,593	5,629	1,521
Treasury Stock received from sale of fixed assets	—	9,735	—

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We provide comprehensive services to our network of affiliated practices, made up of more than 875 affiliated physicians in over 470 sites, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.0 billion of pharmaceuticals through a network of 45 licensed pharmacies, 145 pharmacists and 278 pharmacy technicians. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems, and capital allocation to facilitate growth in practice operations.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. As of March 1, 2004, we have developed and operate 78 integrated community-based cancer centers and manage over one million square feet of medical office space. We also have installed and manage 23 Positron Emission Tomography Systems (PET).

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently supervise 50 clinical trials, supported by our network of approximately 470 participating physicians in more than 165 research locations. During 2003, we enrolled over 3,300 new patients in research studies.

We provide these services through two business models: the physician practice management (PPM) model, under which we provide all of the above services under a single contract with one fee based on overall performance; and the service line model, under which practices contract with the company to purchase only the pharmaceutical aspects of medical oncology services and/or cancer research services, each under a separate contract, with a separate fee methodology for each service. Most of our revenues (91.1% during 2003) are derived under the PPM model.

The following is a summary of the Company’s significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has determined that none of its existing service agreements meets requirements for consolidation under accounting principles generally accepted in the United Sates of America.

Use of estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates. Among the factors that may be considered by management in these processes are: choosing a particular accounting principle from range of accounting policies permitted by U.S. generally accepted accounting principles, expected rates of business and operational change, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates. This process which may result in the selection of estimates which could be viewed as conservative or aggressive – based upon the quantity, quality and risks relating to the estimate, possible variability that might be expected in the actual outcome and the factors

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

considered in developing the estimate. Because of inherent uncertainties in this process, actual future amounts will differ from those estimated amounts used in the preparation of the financial statements.

Service fee revenue

The Company recognizes service fees from its service agreements as revenue when the fees are earned and are deemed realizable based upon the contractually agreed amount of such fees, after taking into consideration the payment priority of amounts retained by practices.

Approximately 66.7% of the Company’s 2003 revenue was derived from practices under the PPM earnings model, as of December 31, 2003. Under the earnings model service agreements the Company receives a service fee that includes an amount equal to the direct expenses associated with operating the practice plus an amount that is calculated based on the service agreement for each of the practices. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, salaries and benefits of non-physician employees who support the practices and interest. The direct expenses do not include salaries and benefits of physicians. The non-expense-reimbursement related portion of the service fee is a percentage, ranging from 25% to 35%, of the earnings before income taxes of the affiliated practice. The earnings of an affiliated practice are determined by subtracting the direct expenses from the professional revenues and research revenues earned by the affiliated practice.

Approximately 24.4% of the Company’s 2003 revenue was derived from practices managed under agreements in which our fee was calculated under the net revenue model as of December 31, 2003. Under the net revenue model service agreements the Company receives a service fee, which typically includes all practice costs (other than amounts retained by the physicians), a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied, a performance fee. These service agreements permit the affiliated practice to retain a specified amount (typically 23% of the practice’s net revenues) for physician salaries of the affiliated practices. Payment of such salaries is given priority over payment of the service fee, so the Company’s fees are reduced if there are not sufficient funds to pay both this specified amount for physician salaries and the Company’s fees. The amount of the fixed fee is related to the size of the affiliation transaction and, as a result, varies significantly among the service agreements. The percentage fee, where permitted by applicable law, is generally seven percent of the affiliated practice net revenue. Performance fees are paid after payment of all practice expenses, amounts retained by practices and the other service fees and, where permitted by state law, are approximately 50% of the residual profits of the practice. Service fees are not subject to adjustment, with the exception that the fixed fee may be adjusted from time to time after the fifth year of the service agreement to reflect inflationary trends. The affiliated practice is also entitled to retain all profits of the practice after payment of the service fee to the Company.

The Company recognizes revenue from pharmaceutical management service line agreements based upon the cost of pharmaceuticals purchased by the associated practice plus a fee for pharmaceutical services. Such amounts are recorded gross in other revenue and the related costs are included in pharmaceutical and supplies expense. These revenues are recognized upon the delivery of goods and services authorized by the associated practices.

The remaining service agreements provide for a fee that is a percentage of revenue or of earnings of the affiliated practice or is a predetermined, fixed amount. Each affiliated practice is responsible for paying the salaries and benefits of its physician employees from the amount retained by the affiliated practice after payment of the Company’s service fee.

As previously disclosed, the Medicare Modernization Act will reduce Medicare reimbursement for oncologists, which is likely to reduce the Company’s revenue in respect of currently affiliated PPM practices.

The Company recognizes revenues from cancer research services when the fees are earned and deemed realizable based upon the contractually agreed amount of such fees.

Cash and Cash equivalents

The Company considers all highly liquid debt securities with original maturities of three months or less to be cash equivalents. As of December 31, 2003 and 2002, the Company held no debt securities.

Accounts receivable

To the extent permitted by applicable law, the Company purchases the accounts receivable generated by affiliated practices from patient services rendered pursuant to the service agreements. The accounts receivable are purchased at their

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

net collectible value, after adjustment for contractual allowances and allowances for doubtful accounts. The Company is reimbursed by the practices for purchased receivables that are deemed uncollectible following the Company’s purchase. If any purchased accounts receivable are subsequently deemed uncollectible, then the practice responsible for the receivables would reduce its revenue during the period in which the uncollectible amount is determined. Because the Company’s service fee is based in part on the practice revenue, the reduction in revenue caused by the uncollectible accounts receivable would reduce the Company’s future service fee. The impact of such adjustments is typically not significant. However, laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation, which along with other third party payor actions, could impact the collection of accounts receivable in the future.

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

The Company’s accounts receivable are a function of net patient revenue of the affiliated practices rather than the Company’s revenue. Receivables from the Medicare and state Medicaid programs accounted for 41% and 3%, respectively, of the Company’s 2003 revenue and are considered to have minimal credit risk. No payor other than Medicare accounted for more than 10% of accounts receivable at December 31, 2003 or December 31, 2002.

Other receivables

Other receivables consist of amounts due for services provided under the Company’s pharmaceutical management service line and cancer research activities and are stated at their estimated net realizable value.

Prepaids and other current assets

Prepaids and other current assets consist of prepayments, insurance and certain other receivables.

Inventories

Inventories consist of pharmaceutical drugs and are stated at the lower cost or market, with cost determined by the purchase price. Inventory quantities at December 31, 2003 and December 31, 2002 were determined from physical counts.

Due from and to affiliates

The Company has advanced to certain of its practices amounts needed for working capital purposes — primarily to purchase pharmaceuticals. In addition, from time to time the Company advances funds to assist with the development of new markets, to support the addition of physicians, and support the development of new services. Certain advances bear interest at a market rate negotiated by the Company and the affiliated practices, which approximates the prime-lending rate (4.0% at December 31, 2003). These advances are unsecured and are repaid in accordance with the terms of the instrument evidencing the advance. Amounts payable to related parties represent transfers due to affiliated practices for amounts to be retained by physician groups under service agreements.

Amounts due from affiliates are reviewed when events or changes in circumstances indicate their recorded amount may not be recoverable. If the review indicates that the anticipated recoverable amount is less than the carrying value, the Company’s carrying value of the asset will be reduced accordingly (Note 10).

Property and equipment

Property and equipment is stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of (a) three to ten years for computers and software, equipment, and furniture and fixtures, (b) the lesser of ten years or the remaining lease term for leasehold improvements and (c) twenty-five years for buildings. Interest costs incurred during the construction of major capital additions, primarily cancer centers, are capitalized. No depreciation expense is recorded on assets classified as construction in progress. These lives reflect management’s best estimate of the respective assets’ useful lives, and subsequent changes in operating plans or technology could result in future impairment charges to these assets.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The carrying value of the fixed assets is reviewed for impairment when events or changes in circumstances indicate their recorded cost may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related fixed assets over the remaining useful life is expected to be less than the recorded amount of the assets, the Company’s carrying value of the asset will be reduced to its estimated fair value using expected cash flows on a discounted basis (Note 10). Impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels as a percentage of revenue can have significant effects on the expected future cash flows and ultimate impairment analysis.

Service agreements

Service agreements consist of the costs of purchasing the rights to manage practices. During the initial terms of the agreements, the affiliated practices have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. The Company amortizes these costs over 25 years. The Company recorded amortization expense related to these assets of $13.4 million, $17.1 million and $20.2 million, for the years ended December 31, 2003, 2002, and 2001, respectively. The future expected amortization expense related to the Company’s service agreements is approximately $13.0 million for each of the five years ending December 31, 2008. Should these agreements be terminated prior to their full amortization, the Company may experience a charge to its operating results for the unamortized portion of the asset. Under the service agreements, the Company is the exclusive provider of certain services to its affiliated practices, providing facilities, management information systems, clinical research services, personnel management and strategic, financial and administrative services. Specifically, the Company, among other things, (i) develops, constructs and manages free standing cancer centers which provide for treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology, (ii) expands diagnostic capabilities of practices through installation and management of PET technology, (iii) coordinates and manages cancer drug research for pharmaceutical and biotechnology companies, (iv) purchases and manages the inventory for cancer related drugs for affiliated practices, and (v) provides management and capital resources to affiliated practices including data management, accounting, compliance and other administrative services.

Each service agreement provides for the formation of a policy board. The policy board meets periodically, approves those items having a significant impact on the affiliated practice and develops the practice’s strategic initiatives. The two most significant items reviewed and approved by the policy board are the annual budget for the practice and the addition of facilities, services or physicians in conjunction with review of practice financial performance. Each service agreement provides a mechanism to adjust the Company’s service fee if a change in law modifies the underlying financial arrangement between the Company and the affiliated practice.

The carrying value of the service agreements is reviewed for impairment when events or changes in circumstances indicate their recorded cost may not be recoverable. If the review indicates that the undiscounted cash flows from operations of the related service agreement over the remaining contractual period is expected to be less than the recorded amount of the service agreement intangible asset, the Company’s carrying value of the service agreement intangible asset will be reduced to its estimated fair value. Fair values are calculated using the Company’s expected cash flows on a discounted basis (Note 10). Impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels as a percentage of revenue can have significant effects on the expected future cash flows and ultimate impairment analysis. At the end of 2003 management conducted this analysis taking into account the Medicare Modernization Act of 2003 (MMA). Based on current assumptions, no further impairments were required. To the extent the Medicare Modernization Act has other unforeseen consequences, including in particular material reductions in non-governmental reimbursement, additional impairments could result.

Other assets

Other assets consist of costs associated with obtaining debt financing, costs associated with entering into non-compete agreements with affiliated physicians, goodwill, and investments in joint ventures. The debt financing costs are capitalized and amortized over the terms of the related debt agreements. The Company recorded amortization expense related to these assets of $2.0 million, $1.8 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts recorded for non-compete agreements are being amortized on a straight-line basis over the term of the respective contract. Prior to 2002, goodwill was amortized on a straight-line basis over 20 years. Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), in January 2002, the Company ceased amortization of these assets. For further discussion, see “New Accounting Pronouncements.” Investments in joint ventures for which the Company does not have control are accounted for under the equity method of accounting. For 2003, 2002 and 2001, operational activity relating to joint ventures was not material to the operations of the Company.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Stock-based compensation

At December 31, 2003, the Company has eight stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying Common Stock on the date of the grant are insignificant for the three years ended December 31, 2003, 2002 and 2001.

The Company also provides a benefit plan to non-employee affiliates, which is accounted for using fair value based accounting with compensation expense being recognized over the respective vesting period. The Company recognized $1.4 million, $1.4 million and $2.0 million in compensation cost during the years ended December 31, 2003, 2002 and 2001, respectively.

The following table illustrates the effect on net income(loss) and earnings(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31,
	2003	2002	2001
Net income(loss), as reported	$70,656	$(45,929)	$46,316
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(2,327)	(7,430)	(9,600)

Pro forma net income(loss)	$68,329	$(53,359)	$36,716

Earnings(loss) per share:
Basic, as reported	$0.79	$(0.47)	$0.46

Basic, pro forma	$0.76	$(0.55)	$0.37

Diluted, as reported	$0.77	$(0.47)	$0.46

Diluted, pro forma	$0.75	$(0.55)	$0.37

Fair value of financial instruments

The Company’s receivables, payables, prepaids and accrued liabilities are current and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. Management also believes that subordinated notes issued to affiliated physicians approximate fair value when current interest rates for similar debt securities are applied. Management estimates that the fair value of its bank indebtedness approximates its book value.

Earnings per share

The Company discloses “basic” and “diluted” earnings per share (EPS). The computation of basic earnings per share is based on a weighted average number of Common Stock and Common Stock to be issued shares outstanding during these periods. The Company includes Common Stock to be issued in both basic and diluted EPS, as there are no foreseeable circumstances that would relieve the Company of its obligation to issue these shares. The computation of diluted earnings per share is based on the weighted average number of Common Stock and Common Stock to be issued shares outstanding during the periods as well as dilutive stock options calculated under the treasury stock method.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes the determination of shares used in per share calculations:

	2003	2002	2001
Outstanding at end of period:
Common Stock	95,301	95,301	94,819
Common Stock to be issued	2,102	3,695	7,295

	97,403	98,996	102,114
Treasury Stock	11,938	5,748	2,309
Effect of weighting	(19,505)	(7,086)	(4,360)

Shares used in per share calculations-basic	89,836	97,658	100,063
Effect of weighting and assumed for grants of stock options at less than average market price	1,769	—	256

Shares used in per share calculations-diluted	91,605	97,658	100,319

Anti-dilutive stock options (options where exercise price is greater than the average market price) not included above	3,313	16,296	7,009

Comprehensive income

In addition to net income, comprehensive income is comprised of “other comprehensive income” which includes all charges and credits to equity that are not the result of transactions with owners of the Company’s Common Stock. There were no items of other comprehensive income during the three years ended December 31, 2003.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the 2003 presentation. Such reclassifications did not materially affect the Company’s financial condition, net income (loss) or cash flows.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (FAS 141), which requires that all business combinations be accounted for using the purchase method. In addition, FAS 141 requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. The Company’s adoption of FAS 141 has not had a material effect on the Company’s financial position or operating results.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142), which established standards for reporting acquired goodwill and other intangible assets. FAS 142 accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, (a) goodwill and indefinite lived intangible assets will not be amortized, (b) goodwill will be tested for impairment at least annually at the reporting unit level, (c) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (d) the amortization period of intangible assets with finite lives will not be limited to forty years. Goodwill amortization expense for 2001 and 2000 was $0.5 million and $0.7 million, respectively. The Company implemented FAS 142 in 2002 and ceased amortization of goodwill from acquisitions of businesses under the purchase method of accounting. Implementation of FAS 142 does not result in the elimination of amortization for the Company’s service agreement intangible assets because such assets are excluded from the scope of this statement.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002. Implementation of this new standard did not impact the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Impairment or Disposal of Long-Lived Assets” (FAS 144), which was effective for fiscal years beginning after December 15, 2001 and was implemented by the Company on January 1, 2002. The provisions of FAS 144 provide accounting models for impairment of long-lived assets and discontinued operations. The Company’s adoption of FAS 144 has not had a material effect on the Company’s financial position or operating results.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Reporting Gains and Losses from Extinguishment of Debt,” which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. SFAS 145 is effective for all fiscal years beginning after May 15, 2002, including all prior year presentations. Upon adoption of SFAS No.145 in January 2003, the Company reclassified the $13.6 million extraordinary loss on early extinguishment of debt in the first quarter of 2002 as a separate component of other income (expense) in the Consolidated Statement of Operations and Comprehensive Income.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. This statement is effective for all disposals initialized after December 31, 2002 and did not have a material impact on the Company‘s Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002 and had no material impact on the Company‘s Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options, and the disclosures required by SFAS Nos. 123 and 148 are included in Notes 1 and 9 to the Company‘s Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Additionally, in December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The Company is currently evaluating the impact of FIN 46R.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company‘s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (our quarter ended September 30, 2003) with the exception of an indefinite deferral relating to application to limited life entities. The Company does not expect the implementation of SFAS No. 150 to have a material impact on our financial condition, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 clarifies existing guidance regarding revenues for contracts that contain multiple

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

deliverables to make it consistent with Emerging Issues Task Force No. 00-21. The adoption of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

NOTE 2 - REVENUE

The Company provides the following services to physician practices: medical oncology services, cancer center services, and cancer research services. The Company currently earns revenue from physician practices under two models, the physician practice management (PPM) model, and the service line model. Under the PPM model, the Company enters into long term agreements with affiliated practices to provide comprehensive services, including all those described above, and the practices pay the Company a service fee and reimburse all expenses. Under the service line model, the first three services described above are offered by the Company under separate agreements for each service line.

The following table shows the components of net operating revenue for the years ended December 31, 2003 and 2002 (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002
Medical oncology services	$2,123,203	$1,758,626
Cancer center services	317,588	304,477
Other	59,151	63,143

	$2,499,942	$2,126,246

Net Patient Revenue. Under the PPM model, the Company is responsible for billing and collecting all practice revenues. The Company discloses “net patient revenue” to give a sense of the size and operating trends of the business which it manages. Net patient revenue comprises all of the revenues for which the Company bills and collects for affiliated practices under the PPM model. The Company collects all of the receivables, controls cash management functions and is responsible for paying all expenses at PPM practices.

The Company retains all the amounts it collects in respect of practice receivables. On a monthly basis, the Company calculates what portion of revenues PPM practices are entitled to retain by subtracting accrued management fees and accrued practice expenses from accrued revenues. The Company pays practices this remainder in cash, which the practices use primarily for physician compensation. These amounts remitted to physician groups are excluded from the Company’s revenue, since they are not part of the Company’s management fees. By paying physicians on a cash basis for accrued amounts, the Company finances the physicians’ working capital.

Net patient revenue is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

Other Revenue. The Company’s other revenues are primarily derived in three areas:

•	Service line fees. In the medical oncology services area under service line agreements, the Company bills practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which the Company must pay the pharmaceutical manufacturers, and a service fee for the pharmacy related services the Company provides.

•	GPO and data fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (GPO) for our affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect and compile.

•	Research fees. The Company receives fees for research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include some management fee, as well as per patient accrual fees and fees for achieving various study milestones.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Net operating revenue is reduced by amounts retained by the practices under the Company’s PPM service agreements to arrive at the amount reported as revenue in the Company’s financial statements.

The following presents the amounts included in the determination of the Company’s revenues (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net operating revenue	2,499,942	$2,126,246	$1,945,036
Amounts retained by affiliated practices	(534,217)	(477,345)	(429,622)

Revenue	$1,965,725	$1,648,901	$1,515,414

For the years ended December 31, 2003, 2002 and 2001, the affiliated practices derived approximately 41%, 41% and 38%, respectively, of their net patient revenue from services provided under the Medicare program and approximately 3%, 2% and 2% respectively, of their net patient revenue from services provided under the state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in 2003, 2002 and 2001. Changes in the payor reimbursement rates, particularly Medicare and Medicaid due to its concentration, or affiliated practices’ payor mix can materially and adversely affect the Company’s revenues.

The Company’s most significant and only service agreement to provide more than 10% of revenues is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 25%, 24% and 23% of the Company’s total revenues the years ended December 31, 2003, 2002 and 2001, respectively. Set forth below is selected, unaudited financial and statistical information concerning TOPA (in thousands).

	Year Ended December 31,
	2003	2002	2001
Net patient revenues	$623,910	$489,989	$440,646

Service fees paid to the Company:
Reimbursement of expense	420,294	340,978	311,433
Earnings component	65,243	48,513	43,209

Net operating revenue	485,537	389,491	354,642

Amounts retained by TOPA	$138,373	$100,498	$86,004

Physicians employed by TOPA	210	194	172
Cancer centers utilized by TOPA	33	32	32

The Company’s operating margin for the TOPA service agreement was 13.4%, 12.5% and 12.2% for the years ended December 31, 2003, 2002 and 2001, respectively. Operating margin is computed by dividing the earnings component of the service fee by the total service fee.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3 – AFFILIATION AND DISAFFILIATION TRANSACTIONS

The consideration paid for practices to enter into long-term service agreements and for the nonmedical assets of the practices, primarily receivables and fixed assets, has been accounted for as asset purchases in 2001 (see Note 1). No affiliation transactions occurred in 2003 and 2002. Total consideration includes the assumption by the Company of specified liabilities, the estimated value of nonforfeitable commitments by the Company to issue Common Stock at specified future dates for no additional consideration, short-term and subordinated notes, cash payments and related transaction costs as follows (in thousands):

Year Ended December 31, 2001
Cash and transaction costs	$1,005
Short-term and Subordinated Notes	1,787
Common Stock to be issued	606
Liabilities assumed	118

Total costs	$3,516

During 2003, 2002 and 2001, the Company entered into nine, four and five pharmaceutical services agreements under the service line model, respectively. The Company paid no consideration to enter into these agreements.

During 2001, the Company affiliated with five oncology practices for total consideration of $3.5 million, including 87,000 shares of Common Stock to be issued with a value of $0.6 million. No 2001 affiliations were individually significant.

During 2003, the Company terminated service agreements and disaffiliated with one oncology practice and two radiation practices. The Company recognized no gain or loss from these transactions.

During 2002, the Company terminated service agreements and disaffiliated with four oncology practices. Under the terms of the disaffiliations, the Company recognized a net gain on separation of $5.7 million, which is included in impairment, restructuring, and other charges in the accompanying consolidated statement of operations and comprehensive income. For further discussion, see Note 10. None of the 2002 disaffiliations were individually significant.

During 2001, the Company terminated service agreements with four oncology practices. Under the terms of these disaffiliations, the Company recognized a net gain on separation of $3.4 million included in impairment, restructuring and other charges in the accompanying consolidated statement of operations and comprehensive income. For further discussion, see Note 10. No 2001 disaffiliations were individually significant.

NOTE 4 - PROPERTY AND EQUIPMENT

As of December 31, 2003 and 2002, respectively, the Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Land	$37,411	$39,022
Furniture and equipment	365,292	339,716
Building and leasehold improvements	219,636	196,014
Construction in progress	43,995	6,292

	666,334	581,044
Less accumulated depreciation and amortization	(310,209)	(253,486)

	$356,125	$327,558

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of December 31, 2003 and December 31, 2002, the Company leased seventeen and nineteen cancer centers, respectively, under its leasing facility. The outstanding balance at December 31, 2003 and 2002 was $70.2 and $72.0 million, respectively. See Note 12 for a description of the related lease agreement.

During the fourth quarter of 2002, the Company recorded an impairment of $27.6 million related to cancer center assets. See Note 10 for further discussion of this impairment. At December 31, 2003, property and equipment include $44.7 million in assets leased under its leasing facility, and $52.0 million at December 31, 2002.

Amounts recorded in construction in progress at December 31, 2003 and 2002 primarily relate to construction costs incurred in the development of cancer centers and PET systems for the Company’s affiliated practices.

NOTE 5 - INDEBTEDNESS

As of December 31, 2003 and 2002, respectively, the Company’s long-term indebtedness consisted of the following (in thousands):

	December 31,
	2003	2002
Credit facility	$—	$—
9.625% Senior Subordinated Notes due 2012	175,000	175,000
Lease facility	70,206	72,018
Notes payable	50	818
Subordinated notes	22,610	38,869
Capital lease obligations and other	294	700

	268,160	287,405
Less: current maturities	(79,748)	(15,363)

	$188,412	$272,042

Credit facility

From June 1999 until February 2002, the Company utilized a $175 million syndicated revolving credit facility for working capital and other corporate purposes expiring in June 2004.

On February 1, 2002, the Company terminated its $175 million revolving facility and entered into a new $100 million five-year revolving credit facility (Credit Facility), which expires in February 2007. Proceeds from loans under the Credit Facility may be used to finance development of cancer centers and new PET systems, to provide working capital and for other general business uses. Costs incurred in connection with the extinguishment of the Company’s previous credit facility were expensed during the first quarter of 2002 and recorded as a loss on early extinguishment of debt in the Company’s consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the Credit Facility were capitalized and are being amortized over the term of the Credit Facility.

Borrowings under the Credit Facility are secured by substantially all of the Company’s assets. At the Company’s option, funds may be borrowed at the base interest rate or the London Interbank Offered Rate (LIBOR), plus an amount determined under a defined formula. The base rate is selected by Wachovia Bank and is defined as its prime rate or Federal Funds Rate plus 1/2%. No amounts were borrowed or outstanding under the Credit Facility during either 2003 or 2002.

Senior subordinated notes

On February 1, 2002, the Company issued $175 million in 9.625% senior subordinated notes (Senior Subordinated Notes) to various institutional investors in a private offering pursuant to Rule 144A. The notes were subsequently exchanged for substantially identical notes in an offering registered under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under the Senior Subordinated Notes are subordinated, in substantially all respects, to the Company’s Credit Facility and other “Senior Indebtedness,” as defined in the indenture governing the Senior Subordinated Notes. The Company believes that the carrying value of the Senior Subordinated Notes approximate fair value at December 31, 2003.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Proceeds from the Senior Subordinated Notes were used (i) to pay off the $100 million in borrowings under the Company’s existing Senior Secured Notes, which had an interest rate of 8.42% and would have matured in equal annual installments of $20 million in November 2002 through 2006, (ii) an $11.7 million prepayment penalty on the early termination of the Senior Secured Notes and (iii) facility fees and related expenses associated with establishing the Senior Subordinated Notes and Credit Facility of $4.8 million and $2.7 million, respectively. Costs incurred in connection with extinguishment of the Company’s previous Senior Secured Notes, including the prepayment penalty, were expensed in the first quarter of 2002 and reflected as a loss on early extinguishment of debt in the Company’s condensed consolidated statement of operations and comprehensive income. Costs incurred in connection with establishing the Senior Subordinated Notes, including facility fees, were capitalized, and are being amortized over the term of those notes.

Leasing facility

The Company entered into a leasing facility in December 1997, under which a special purpose entity has constructed and owns certain of the Company’s cancer centers and leases them to the Company. The facility was funded by a syndicate of financial institutions and is secured by the property to which it relates and matures in June 2004.

As of December 31, 2003, the Company had $70.2 million outstanding under the lease facility, and no further amounts are available under that facility. The annual lease cost of the lease is approximately $2.9 million, based on the prevailing interest rate of 4.13% as of December 31, 2003. The lease cost is based upon variable interest rates which, at the Company’s option, are either a base rate or LIBOR, plus an amount defined under a defined formula. At December 31, 2003, the lessor under the lease held real estate assets (based on original acquisition and construction costs) of approximately $53.6 million and equipment of approximately $16.6 million (based on original acquisition cost) at seventeen locations.

The lease is renewable in one-year increments, but only with the consent of the financial institutions that are parties thereto. In the event the lease is not renewed at maturity, or is earlier terminated for various reasons, the Company must either purchase the properties under the lease for the total amount outstanding or market the properties to third parties. The Company guarantees 100% of the residual value of the properties in the lease. In January 2004, the Company sold one property under the lease in connection with practice disaffiliations.

As a result of the Company’s guarantee, the $70.2 million outstanding under the lease is classified as indebtedness in its consolidated balance sheet. The Company also includes assets under the lease as assets in its consolidated balance sheet based upon the Company’s determination of fair values of those properties at December 31, 2002. The Company recognized an impairment charge of $20.0 million in the fourth quarter of 2002 related to these cancer centers. In the first quarter of 2004, a disaffiliated practice purchased certain assets under the leasing facility and repaid $0.7 million under the lease for outstanding amounts related to those assets.

The credit facility, leasing facility and Senior Subordinated Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. Events of default under the credit facility, leasing facility and Senior Subordinated Notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of the Company’s assets, including certain real property, are pledged as security under the credit facility and leasing facility.

Notes payable

The notes payable bear interest, which is payable annually, at rates ranging from 5.3% to 10% and mature between 2004 and 2005. The notes are payable to physicians with whom the Company entered into long-term service agreements and relate to affiliation transactions. The notes payable are unsecured.

Subordinated notes

The subordinated notes were issued in substantially the same form and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at December 31, 2003 and 2002 bear interest at 7%, are due in installments through 2007 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement.

Capital lease obligations and other indebtedness

Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. At December 31, 2003 and 2002, the gross amount of assets recorded under the capital leases was $4.2 million, respectively, and the related accumulated amortization was $4.2 million, respectively. Amortization expense is included with depreciation in the accompanying consolidated statement of operations and comprehensive income. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in affiliation transactions. See Note 12 for operating lease commitments.

Maturities

As of December 31, 2003, future principal maturities of long-term indebtedness, including capital lease obligations, were approximately $79.7 million in 2004, $6.2 million in 2005, $4.9 million in 2006, $1.8 million in 2007, $0.1 million in 2008 and $175.5 million thereafter.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6-INCOME TAXES

The Company’s income tax benefit (provision) consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Federal:
Current	$(10,789)	$(689)	$(7,547)
Deferred	(31,247)	24,791	(18,713)
State:
Current	(1,189)	(373)	(522)
Deferred	(1,052)	338	(1,606)

	$(44,277)	$24,067	$(28,388)

The difference between the effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

	Year Ended December 31,
	2003	2002	2001
Benefit (provision) for income taxes at U.S. statutory rates	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal benefit	(1.9)	(0.3)	(2.5)
Non-deductible public policy expenses	(1.4)	—	—
Other	(0.2)	(0.3)	(0.5)

	(38.5)%	34.4%	(38.0)%

At December 31, 2003 and 2002, income taxes payable includes a tax liability of $21.6 million and $19.1 million respectively. The liability has been established related to the Company’s tax position and the possible disallowance of certain deductions taken in connection with the Company’s service agreements. The impact of disallowance would be immaterial to the Company’s financial condition and results of operations, except that any additional payments that would be required would require cash expenditures by the Company.

Deferred income taxes are comprised of the following (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Accrued expenses	$9,413	$9,342
Service agreements and other intangibles	16,420	37,393
Allowance for bad debt	2,053	2,770
Other	284	948

	28,170	50,453

Deferred tax liabilities:
Depreciation	(17,233)	(7,208)
Prepaid expenses	(22)	(31)

	(17,255)	(7,239)

Net deferred tax asset	$10,915	$43,214

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future income. Management believes, after considering all available information regarding historical and expected future earnings of the Company, that sufficient future income will be recognized to realize the net deferred asset.

NOTE 7 - 401(K) PLAN

During 2003 and 2002, employees of the Company were allowed to participate in the US Oncology, Inc. 401(k) plan (the Plan). Participants of the Plan are eligible to participate after 6 months of employment and reaching the age of 21. Participants vest in the employer contribution portion of their account, if any, at the rate of 20% for each year that they meet the plan’s service requirements.

The Plan allows for a discretionary employer contribution. For the two years ended December 31, 2003 and 2002, the Company elected to match 50% of employee contributions, up to a total match not to exceed 3% of the participant’s salary, subject to the salary ceiling rules imposed by the Internal Revenue Service. The Company’s contribution amounted to $1.8 million, $1.6 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001 respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

Effective May 16, 1997, the Board of Directors of the Company adopted a shareholders’ rights plan and in connection therewith, declared a dividend of one Series A Preferred Share Purchase Right for each outstanding share of Common Stock. For a more detailed description of the shareholders’ rights plan, refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 2, 1997.

In March 2002, the Board of Directors of the Company authorized the repurchase of up to $35.0 million in shares of the Company’s Common Stock in public or private transactions and authorized the Company to accept up to $15.0 million in shares of its Common Stock in connection with terminating service agreements with physician practices. In connection with this authorization, the Company repurchased 4.1 million shares of its Common Stock for $35.0 million, at an average price of $8.50 per share.

In November 2002, the Board of Directors of the Company authorized the repurchase of up to an additional $50.0 million in shares of its Common Stock in public or private transactions. Through December 31, 2002, the Company had repurchased 884 shares of its Common Stock for $7.8 million, at an average price of $8.77 per share. During 2003, in connection with this authorization, the Company repurchased 5.0 million shares of stock for $42.2 million, at an average price of $8.42 per share, which completed this authorization.

In August 2003 the Board of Directors of the Company authorized the repurchase of $50.0 million in shares of its common stock in public or private transactions. Through December 31, 2003, the Company had repurchased 5.2 million shares of its common stock for $45.3 million, at an average price of $8.70 per share. In January 2004, the Company repurchased 0.4 million shares of its Common Stock for $4.2 million at an average price of $10.78 per share, completing this authorization.

The table below sets forth the Company’s Treasury Stock activity for the years ended December 31, 2003 and 2002 (shares in thousands):

	2003	2002
Treasury Stock shares as of January 1,	5,748	2,309
Treasury Stock purchases	10,222	5,001
Treasury Stock received in connection with the sale of certain assets	—	1,100
Treasury Stock issued in connection with affiliation transactions and exercise of employee stock options	(4,032)	(2,662)

Treasury Stock shares as of December 31,	11,938	5,748

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As part of entering into long-term service agreements with practices as described in Note 3, the Company has made nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Holders of the rights to receive such shares have no dispositive, voting or cash dividend rights with respect to such shares until the shares have been delivered. Common Stock to be issued is shown as a separate component in stockholders’ equity. The amounts, upon issuance of the shares, are reclassified to other equity accounts as appropriate.

The shares of Common Stock to be issued at specified future dates were valued at the transaction date at a discount from the quoted market price of a delivered share after considering all relevant factors, including normal discounts for marketability due to the time delay in delivery of the shares. The discount for shares of Common Stock to be issued at specified future dates is 10% for shares to be delivered prior to the fifth anniversary of the transaction and is 20% for shares to be delivered thereafter. The Common Stock in the transactions is to be delivered under the terms of the respective agreements for periods up to seven years after the initial transaction date. The recorded value represents management’s best estimate of the fair value of the shares of Common Stock to be delivered in the future as of the transaction date. A portion of the Common Stock to be issued commitment is based upon obligations to deliver a specified dollar value of Common Stock shares. The value of these shares is not discounted and the number of shares to be issued would change with change in the market value of the Company’s Common Stock.

For transactions completed through December 31, 2003, the scheduled issuance of the shares of Common Stock that the Company is committed to deliver over the passage of time are approximately 1,272,000 in 2004, 821,000 in 2005, 9,000 in 2006, and none thereafter.

NOTE 9 - STOCK OPTIONS

The Company’s 1993 Key Employee Stock Option Plan, as amended, provided that employees could be granted options to purchase Common Stock. Individual option vesting and related terms were determined by the Compensation Committee of the Board of Directors. However, the stock option plan provides that the options granted may be incentive options at an exercise price no less than fair value at the grant date or 85% of fair value in the case of nonqualified options. Option terms may not exceed ten years. Individual option grants vest ratably over time, generally five years. At December 31, 2003, 6,380,140 Common Stock options with a weighted average exercise price of $8.13 per share were outstanding, of which 4,077,028 shares were exercisable under the terms of the plan. No additional shares may be granted under that plan.

Under the terms of the Company’s Chief Executive Officer Stock Option Plan and Agreement and the Everson Stock Option Plan and Agreement, two executives were granted 3,694,000 non-qualified options to purchase Common Stock with an exercise price effectively equal to the fair market value at the date of grant. The options vested on the date of the Company’s initial public offering and expired between 2000 and 2003. The Company’s ability to grant further options under these plans ceased on the date of the Company’s initial public stock offering. At December 31, 2003, no Common Stock options were outstanding and exercisable under the terms of these plans.

Effective December 14, 2000, the Company executed a Chief Executive Officer Stock Option Plan and Agreement and granted 1,000,000 non-qualified options to purchase Treasury Stock. The options were issued with an exercise price of $4.96 which equaled the fair market value of the Company’s Common Stock at the date of the grant. The options vest six months from the grant date and have an option term not to exceed 10 years. At December 31, 2003, there are no options available for future grants under this plan.

The Company’s 1993 Non-Employee Director Stock Option Plan provides that up to 600,000 options to purchase Common Stock can be granted. The options vest in 4 months or ratably over 4 years, have a term of 10 years and exercise prices effectively equal to the fair market value at the date of grant. As of December 31, 2003, 358,000 options with a weighted average exercise price of $9.22 per share were outstanding, all of which were exercisable under the terms of the plan.

Options under the Company’s 1993 Affiliate Stock Option Plan, as amended, have a term of 10 years. All individual option grants vest ratably over the vesting periods of three to five years. Of the 1,579,050 outstanding options to purchase shares of Common Stock granted under this plan, 1,571,500 were granted to physician employees of the affiliated practices and 7,550 were granted to other employees of the affiliated practices. In 2003, 2002 and 2001 the average fair value of the options granted to non-employees was $4.57, $5.52 and $5.34 per share, respectively, as determined using the Black-Scholes Valuation Model. Compensation expense is recognized over the respective vesting periods. Expense of $1.4 million, $1.4

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

million and $2.0 million was recognized in 2003, 2002 and 2001, respectively, related to these options. No additional shares are available for grant under the Affiliate Plan.

The 2002 Key Executive Performance Stock Option Plan provides for the grant of up to 5,000,000 nonqualified stock options to key executive officers (including officers who may be members of the Board of Directors) of US Oncology and its subsidiaries. Persons receiving awards, vesting periods and terms and conditions of individual options granted under the plan are determined by the compensation committee of the board of directors, provided that (i) options under the plan may not be granted with an exercise price less than 100% of the fair market value per share of Common Stock at the date of grant and (ii) a minimum of 3,750,000 of the shares available under the plan were required to be granted in initial grants, which contained the following provisions: (a) a requirement that the option holder shall not receive any additional grants of stock options or other equity interests (including, without limitation, restricted stock grants, stock appreciation rights and phantom stock rights), whether pursuant to the plan or any other plan, prior to the second anniversary of the holder’s initial grant under the plan; (b) a provision that vesting of the stock options granted would not occur until seven years following the date of such grant, unless such vesting is accelerated pursuant to the next provision below; and (c) a vesting schedule setting forth certain internal return on invested capital (commonly referred to as “ROIC”) targets for US Oncology beginning with the fiscal year ending December 31, 2002, which targets, if met, will result in some or all of the stock options granted becoming vested and exercisable. Options to purchase 3,850,000 shares were granted during 2002 pursuant to such initial grants. In addition, the Plan includes a requirement that the exercise price of any stock options granted thereunder may not be decreased or otherwise “repriced”, whether through amendment, cancellation or replacement grants. At December 31, 2003, 3,979,092 Common Stock options with a weighted-average exercise price of $7.06 per share were outstanding, of which 612,000 shares were exercisable under the terms of the plan.

Currently options to purchase a total of 502,645 shares are outstanding under the Physician Reliance Network, Inc. 1993 Stock Option Plan and 1994 Stock Option Plan for Outside Directors of an average price of $11.11. These options were assumed by the Company in connection with its merger with PRN in 1999. No options have been granted under either plan since the merger and all options are fully vested.

All of the Company’s Common Stock options vest automatically upon those events constituting a change in control of the Company as set forth in such stock option plans.

The following summarizes the activity for all option plans (shares in thousands):

	Shares Represented By Options	Weighted Average Exercise Price
Balance, January 1, 2001	12,245	$7.58
Granted	2,704	6.91
Exercised	(907)	4.29
Canceled	(1,027)	8.44

Balance, December 31, 2001	13,015	7.60
Granted	4,655	7.22
Exercised	(724)	4.85
Canceled	(650)	10.32

Balance, December 31, 2002	16,296	7.50
Granted	537	7.55
Exercised	(2,457)	5.50
Canceled	(512)	7.89

Balance, December 31, 2003	13,864	$7.85

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The weighted average exercise price and weighted average fair value of options granted in 2003, 2002 and 2001 are as follows:

	2003		2002		2001
	Weighted Avg. Exercise Price	Weighted Avg. Fair Value Price	Weighted Avg. Exercise Price	Weighted Avg. Fair Value Price	Weighted Avg. Exercise Price	Weighted Avg. Fair Value Price
Option price equals fair market value	$7.55	$7.53	$7.22	$7.34	$7.12	$7.69
Option price less than fair market value	—	—	—	—	4.12	5.27

The following table summarizes information about the Company’s stock options outstanding at December 31, 2003 (shares in thousands):

Options Outstanding				Options Exercisable
Range of Average Exercise Price	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$1 to $5	3,396	6.7	$4.53	2,483	$4.57
5 to 10	7,263	7.9	7.40	2,163	7.58
10 to 15	2,502	4.8	11.47	2,284	11.60
15 to 25	703	3.5	15.61	703	15.61

1 to 25	13,864	6.8	7.85	7,633	8.54

Options granted in 2003, 2002 and 2001 had weighted-average fair values of $7.53, $5.28, and $5.04 per share, respectively. The fair value of each Common Stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants from all plans:

	Year Ended December 31,
	2003	2002	2001
Expected life (years)	5	5	5
Risk-free interest rate	1.1%	1.6%	3.5%
Expected volatility	70%	80%	81%
Expected dividend yield	0%	0%	0%

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 10 - IMPAIRMENT, RESTRUCTURING, AND OTHER CHARGES, NET

During 2003, the Company recognized restructuring and other charges of $1.7 million net; during 2002, the Company recognized impairment, restructuring and other charges of $150.1 million, net; and during 2001, the Company recognized impairment, restructuring and other charges of $5.9 million, net as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Impairment charges	$—	$135,147	$(3,376)
Restructuring charges	900	3,825	5,868
Other charges	752	11,088	3,376

Total	$1,652	$150,060	$5,868

The following is a detailed description of the charges during 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Impairment charges
Write-off of service agreements	$—	$113,197	$—
Impairment of cancer center fixed assets	—	27,603	—
Gain on sale of practice assets	—	(5,653)	(3,376)
Restructuring charges
Personnel reduction costs	900	2,381	3,113
Consulting costs for implementing service line	—	1,444	300
Closure of facilities	—	—	2,455
Other charges
Write-off of an affiliate receivable	—	11,088	—
Practice accounts receivable and fixed asset write-off	—	—	1,925
Other	752	—	1,451

	$1,652	$150,060	$5,868

Impairment Charges

Generally accepted accounting principles require that companies periodically assess their long-lived assets for potential impairment. In accordance with this requirement, from time to time the Company evaluates its intangible assets for impairment. For each of the Company’s service agreements, this analysis involves comparing the aggregate expected future cash flows under the agreement to its carrying value as an intangible asset on the Company’s balance sheet. In estimating future cash flows, the Company considers past performance as well as known trends that are likely to affect future performance. In some cases the Company also takes into account its current activities with respect to that agreement that may be aimed at altering performance or reversing trends.

During 2002, the Company recognized (a) a non-cash pre-tax charge of $5.2 million in the fourth quarter related to impairment of a service agreement under which it had significantly reduced the scope of the Company’s services during the year, based upon its analysis of future cash flows under likely future scenarios for that agreement; (b) a non-cash, pre-tax charge of $68.3 million during the third quarter comprising (i) a $13.0 million charge related to a PPM service agreement that was terminated in connection with conversion to the service line model, (ii) a $51.0 million charge related to three net revenue model service agreements that became impaired during the third quarter based upon the Company’s analysis of projected cash flows under those agreements, taking into account developments in those markets during the third quarter and (iii) a $4.3 million charge related to a group of physicians under a net revenue model service agreement with which the Company disaffiliated during the third quarter; and (c) a non-cash, pre-tax charge of $39.7 million during the second quarter comprising (i) a $33.8 million charge related to a net revenue model service agreement that became impaired during the

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

second quarter based upon the Company’s analysis of projected cash flows under that agreement, taking into account developments in that market during the second quarter and (ii) a $5.9 million charge related to two PPM service agreements that were terminated in connection with conversions to the service line model.

During the fourth quarter of 2002, the Company recognized a charge of $27.6 million related to impairment of fixed assets. This charge was based on the Company’s estimate of future cash flows from its cancer center assets, taking into account developments during the fourth quarter of 2002. All of the impaired cancer centers were at practice that had been on the net revenue model at the outset of center development. In assessing likely future performance, the Company makes estimates of the likelihood and impact of possible operational improvements, as well as looking at existing performance. If the Company had made a determination to dispose of a center, our valuation is based upon the value of that disposition. In making estimates regarding possible improvements in performance, the Company takes into consideration the economic arrangement with the practice, as well as certain qualitative considerations regarding the continued growth prospects of the practice, internal practice management, and the Company’s relationship with the practice.

The $5.6 million net gain on sale of practice assets during 2002 consisted of a $3.6 million net gain on sale of practice assets during the third quarter comprising (a) net proceeds of $4.9 million paid by converting and disaffiliating physicians; (b) a $0.3 million net recovery of working capital assets, partially offset by a $1.1 million net charge arising from the Company’s accelerating consideration that would have been due to physicians in the future in connection with those transactions; and (c) a $2.0 million net gain on sale of practice assets during the second quarter. During that quarter, the Company terminated a service agreement as it related to certain radiology sites and sold the related assets, including the right to future revenues attributable to radiology technical fee revenue at those sites, in exchange for delivery to us of 1.1 million shares of the Company’s common stock. In connection with that sale, the Company also recognized a write-off of a receivable of $0.6 million due from the physicians and made a cash payment to the buyer of $0.6 million to reflect purchase price adjustments during the third quarter. The transaction resulted in a $3.9 million gain based on the market price of the Company’s Common Stock as of the date of the termination. This gain was partially offset by a $1.9 million net impairment of working capital assets relating to service line conversions, disaffiliations and potential disaffiliations.

In the fourth quarter of 2001, the Company recorded a net gain on separation of $3.4 million, pre-tax, on the termination of certain service agreements and related assets. Included in this net gain is approximately $9.0 million arising from final settlements with several practices with which the Company terminated its relationships during 2000 where the ultimate settlements were more beneficial to them than it estimated and resulted in the Company’s recognizing in the fourth quarter of 2001 the forgiveness of $1.5 million in notes payable by them to physicians, the waiver by the physicians of their rights to receive $1.2 million of the Company’s common stock previously recognized by them as an obligation when it affiliated with the physicians, and additional consideration received by them in connection with the terminations of $6.3 million in excess of the carrying value of the net assets of the terminated practices, less a charge of $5.6 million recognized during the fourth quarter of 2001 for the difference between the carrying value of certain assets and the amount we expect to realize upon those assets, as determined in the fourth quarter of 2001.

Restructuring Charges

During the fourth quarter of 2003, we recognized restructuring charges of $0.9 million relating to personnel reductions.

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

During the first quarter of 2001, we announced plans to reduce overhead costs and recognized pre-tax restructuring charges of $5.9 million, consisting of (i) a $3.1 million charge relating to the elimination of approximately 50 personnel positions, (ii) a $2.5 million charge for remaining lease obligations and related improvements at sites we decided to close and (iii) a $0.3 million charge relating to abandoned software applications. As of December 31, 2003, as a result of payments of $0.6 million during 2003, an accrual of $0.3 million out of the charge for remaining lease obligations remained.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Accrual at December 31, 2001	Payments	Accrual at December 31, 2002	Payments	Accrual at December 31,2003
Severance of employment agreements	$215	$(18)	$197	$(197)	$—
Site closures	1,081	(293)	788	(211)	577

Total	$1,296	$(311)	$985	$(408)	$577

During the first quarter of 2001, the Company announced plans to further reduce overhead costs and recognized additional pre-tax restructuring charges of $5.9 million, consisting of (i) a $3.1 million charge relating to the elimination of approximately 50 personnel positions, (ii) a $2.5 million charge for remaining lease obligations and related improvements at sites the Company decide to close and (iii) a $0.3 million charge relating to abandoned software applications. Details of the restructuring charge activity relating to that charge in 2002 are as follows (in thousands):

	Accrual at December 31, 2001	Payments	Accrual at December 31, 2002	Payments	Accrual at December 31, 2003
Cost related to personnel reductions	$213	$(213)	$—	$—	$—
Closure of facilities	1,132	(271)	861	(605)	256

Total	$1,345	$(484)	$861	$(605)	$256

In connection with the Company’s focus on internal operations and cost structure, management commenced an initiative to further centralize certain accounting and financial reporting functions at its corporate headquarters in Houston, Texas, resulting in charges for personnel reduction costs of $2.4 million in 2002, all of which was paid in 2002.

During 2002, the Company also recognized restructuring charges of $1.4 million in consulting fees related to its introduction of the service line model, all of which was paid in 2002.

Other Charges

During 2003, we recognized a net charge of $0.8 million consisting of a $1.8 million loss on the sale of a cancer center partially offset by a gain of $1.0 million relating to lower than expected losses resulting from the bankruptcy of one of our insurance carriers.

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

In the fourth quarter of 2001, we recognized unusual charges including: (i) $1.9 million of practice accounts receivable and fixed asset write-off, (ii) a $1.0 million charge related to our estimated exposure to losses under an insurance policy where the insurer has become insolvent (see Note 12), and (iii) $0.5 million of consulting costs incurred in connection with development of our service line structure. The negative impact of these charges was wholly offset by the net gain on separation of $3.4 million we recognized during the fourth quarter of 2001, which is discussed above in “Impairment Charges.”

In the fourth quarter of 2000, we recognized a charge of $2.6 million related to abandonment of leased and owned facilities for remaining lease obligations and the difference in the net book value of the owned real estate and its expected fair value of which $0.6 million remained as an accrual at December 31, 2003. Payments of $0.2 million were made during 2003 relating to this accrual. In addition, during 2000 we had recognized a charge of $0.4 million related to executive severance, none of which remained at December 31, 2003. We paid $0.2 million in respect of this charge in 2003.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 11 - SEGMENT FINANCIAL INFORMATION

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

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by service line, and that sufficient information is now available to permit such, reporting. The Company’s reportable segments are medical oncology services, cancer center services, and other services which primarily consist of cancer research services. The medical oncology services segment purchases and manages specialty oncology pharmaceuticals and provides practice management services to medical oncology practices. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The other/services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The operating results of this segment are reflected in the “other” category. The Company’s business is conducted entirely in the United States. During 2002, the Company reported its Medical Oncology Services segment as two segments, Oncology Pharmaceutical Services and Other Practice Management Services. These were combined effective January 1, 2003 to reflect development in the business and 2002 presentation has been conformed to this presentation.

The Company has not disclosed segment data for 2001 because management could not obtain comparative data for 2001 due to financial systems limitations. Asset information and related depreciation expense by reportable segment is not reported since the Company does not produce such information internally.

The table below presents information about reported segments for the years ended December 31, 2003 and 2002 (in thousands):

Year Ended 2003:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated General Administrative Expenses and Charges	Total
Net operating revenue	$2,123,203	$317,588	$59,151	$—	$2,499,942
Amounts retained by affiliated practices	(439,349)	(93,452)	(1,416)	—	(534,217)

Revenue	1,683,854	224,136	57,735	—	1,965,725
Operating expenses	(1,483,215)	(182,894)	(95,082)	(70,093)	(1,831,284)

Income (loss) from operations	$200,639	$41,242	$(37,347)	$(70,093)	$134,441

Year Ended 2002:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated General Administrative Expenses and Charges	Total
Net operating revenue	$1,758,626	$304,477	$63,143	$—	$2,126,246
Amounts retained by affiliated practices	(376,214)	(96,282)	(4,849)	—	(477,345)

Revenue	1,382,412	208,195	58,294	—	1,648,901
Operating expenses	(1,204,072)	(164,245)	(102,367)	(213,289)	(1,683,973)

Income (loss) from operations	$178,340	$43,950	$(44,073)	$(213,289)	$(35,072)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. Total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are $44.3 million in 2004, $35.7 million in 2005, $29.5 million in 2006, $25.7 million in 2007, $18.9 million in 2008, and $67.7 million thereafter. Rental expense was approximately $65.1 million in 2003, $67.4 million in 2002 and $61.1 million in 2001.

The Company enters into commitments with various construction companies and equipment vendors in connection with the development of cancer centers. As of December 31, 2003, the Company’s commitments were approximately $6.4 million.

Leasing Facility

Since December 31, 2002, the Company has recorded outstanding amounts under its leasing facility as indebtedness and carried the assets leased under that facility as assets in its balance sheet because it has guaranteed 100% of the residual value of the properties in the lease since that date. Previously, the Company appropriately classified the lease as an operating lease and this did not include assets or indebtedness on its balance sheet.

There are additional risks associated with the lease arrangement. A deterioration in the Company’s financial condition that would cause an event of default under the lease facility, including a default on material indebtedness, would give the parties under the lease the right to terminate that lease, and the Company would be obligated to purchase or remarket the properties. In such an event, the Company may not be able to obtain sufficient financing to purchase the properties. In addition, changes in future operating decisions or changes in the fair market values of underlying leased properties or the associated rentals could result in significant charges or acceleration of charges in the Company’s statement of operations for leasehold abandonments or residual value guarantees. Because the lease payment floats with a referenced interest rate, the Company is also exposed to interest rate risk under the lease.

Insurance

The Company and its affiliated practices maintain insurance with respect to medical malpractice risks on a claims-made basis in amounts believed to be customary and adequate. Management is not aware of any outstanding claims or unasserted claims that are likely to be asserted against it or its affiliated practices which would have a material impact on the Company’s financial position or results of operations.

In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an Order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). From November 1997 through December 2001, the Company had placed its primary malpractice insurance coverage through PHICO. These policies have not been replaced with policies from other insurers. Currently the Company has one unsettled claim from the policy years covered by PHICO issued policies and there are other claims against its affiliated practices. At this time, the Company believes that the resolution of this claim will not have a material adverse effect on the Company’s financial position, cash flow and results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company had reserved $1.0 million to estimate potential costs it may incur either directly or indirectly during this process. During 2003, the Company revised the reserve downward to reflect the settlement of claims with lower than expected exposure to the Company.

Guarantees

Beginning January 1, 1997, the Company has guaranteed that the amounts retained by the Company’s affiliated practice in Minnesota will be at least $5.2 million annually under the terms of the related service agreement, provided that certain targets are met. The Company has not been required to make payments under this guarantee to that practice for any of the three years ended December 31, 2003.

Litigation

The Company has previously disclosed that it and certain of its affiliated practices are the subject of certain qui tam complaints, commonly referred to as “whistle-blower” lawsuits, filed under seal. The U.S. Department of Justice has determined that it will not intervene in any of those qui tam suits of which the Company is aware. In one such suit, the individual who filed the complaint may choose to continue to pursue litigation in the absence of government intervention, but has not yet indicated an intent to do so. The other qui tam suits of which we are aware have been dismissed. Furthermore, the Company may from time to time in the future become aware of additional qui tam lawsuits. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

The provision of medical services by the Company’s affiliated practices entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. The Company and its network physicians are also defendants in a number of lawsuits involving employment and other disputes and commercial litigation.

From time to time, the Company becomes involved in disputes with affiliated practices. These disputes typically relate to disagreements regarding performance under the service agreement with the physician group in question or to issues of contract interpretation. Generally, the Company is able to resolve such disputes without resorting to litigation. However, there is a risk that such disputes could result in litigation and in a deterioration or dissolution of the relationship with the physician group in question.

Assessing the Company’s financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

NOTE 13 - RELATED PARTIES

The Company receives a contractual service fee for providing services to its practices. The Company also advances to its affiliated practices amounts needed for the purchase of pharmaceuticals and medical supplies necessary in the treatment of cancer. The advances are reflected on the Company’s balance sheet as due from/to affiliated practices and are reimbursed to the Company as part of the service fee payable under its service agreements with its affiliated practices.

The Company leases a portion of its medical office space and equipment from entities affiliated with certain of the stockholders of practices affiliated with the Company. Payments under these leases were $2.8 million in 2003, $2.0 million in 2002 and $3.3 million in 2001, respectively, and total future commitments are $13.1 million as of December 31, 2003.

The subordinated notes are payable to persons or entities that are also stockholders or holders of rights to receive Common Stock at specified future dates. Total interest expense to these parties was $2.6 million in 2003, $3.8 million in 2002, and $5.6 million in 2001, respectively.

Two of the Company’s directors as of December 31, 2003, one director who served through February 2002, and one director who served through June 2001, are practicing physicians with practices affiliated with the Company. In 2003, the practices in which these directors participate generated a total net patient revenue of $712.5 million of which $160.6 million was retained by the practices and $551.9 million was included in the Company’s revenue. In 2002, the practices in which these directors participate generated a total net patient revenue of $658.9 million of which $141.2 million was retained by the practices and $517.7 million was included in the Company’s revenue. In 2001, the practices in which these directors participate generated a total net patient revenue of $590.5 million of which $119.4 million was retained by the practices and $471.1 million was included in the Company’s revenue.

The Company and TOPA are parties to a service agreement pursuant to which the Company provides TOPA with facilities, equipment, non-physician personnel, and administrative, management and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. The service fee under the TOPA service agreement is equal to 33.5% of the earnings (professional and research revenues earned by the affiliated practice less direct expenses) of that practice before interest and taxes (“Earnings”) plus direct expenses of the related practice locations, subject to adjustments set forth therein. Direct expenses include rent, depreciation, amortization, and provision for uncollectible accounts, salaries, and benefits of non-physician employees, medical supply expense, and pharmaceuticals. In 2003, 2002 and 2001, TOPA paid the Company an aggregate of approximately $485.5 million, $389.5 million and $354.6 million, respectively, pursuant to the TOPA service agreement. A director of the Company is employed by TOPA. Effective January 1, 2001, the Company and TOPA entered into a Third Amended and Restated Service Agreement. The significant changes in the service agreement effected by the Third Amended and Restated Service Agreement are (i) a reduction in the Company’s service fee from 35% to 33.5% of TOPA’s Earnings; (ii) the implementation of certain fee adjustments based upon performance in excess of predetermined thresholds and (iii) incentives to achieve returns on invested capital in excess of certain thresholds.

As part of the consideration for Minnesota Oncology Hematology, P.A. (“MOHPA”) entering into its service agreement the Company, the Company was required to issue a prescribed number of shares of the Company’s Common Stock to MOHPA on July 1 of each year through July 1, 2001. During 2001 Company issued 134 shares of Common Stock to MOHPA pursuant to such yearly issuances. A shareholder of MOHPA is currently a director of the Company.

The Company enters into medical director agreements with certain of its affiliated physicians. Under a typical medical director agreement, the Company retains an affiliated physician to advise the Company on a specific initiative or matter, such as blood and marrow stem cell transplantation or clinical research, and, in return, the Company pays to the affiliated physician a medical director fee, typically $25,000 to $250,000 annually. During 2003, 2002 and 2001, the Company had agreements with six, twenty and thirteen medical directors under which the Company paid $1.2 million, $1.8 million and $1.1 million, respectively. In addition, the Company has agreements with other affiliated physicians providing for per diem payments for medical director services. Payments under these arrangements were not significant.

NOTE 14 - QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly information (dollars in thousands except per share amounts):

	2003 Quarter Ended				2002 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenue	$518,003	$509,100	$491,412	$447,210	$428,504	$418,293	$410,819	$391,285
Income (loss) from operations	35,723	33,951	33,425	31,342	(4,769)	(48,577)	(9,318)	27,592
Other expense	(4,757)	(4,667)	(4,952)	(5,132)	(5,539)	(4,189)	(6,121)	(5,442)
Loss on early extinguishment of debt	—	—	—	—	—	—	—	(13,633)
Net income (loss)	18,889	17,863	17,653	16,250	(5,430)	(36,207)	(9,572)	5,281
Net income (loss) per share – basic (1)	$0.22	$0.20	$0.19	$0.17	$(0.06)	$(0.37)	$(0.10)	$0.05
Net income (loss) per share – diluted (1)	$0.21	$0.20	$0.19	$0.17	$(0.06)	$(0.37)	$(0.10)	$0.05

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Proxy Statement issued in connection with the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), will contain under the captions, “Election of Directors”, “Executive Officers” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K as to directors and executive officers of the Company and is incorporated herein by reference.

Item 11.	Executive Compensation

The Proxy Statement issued in connection with the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, “Compensation of Executive Officers” information required by Item 11 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Proxy Statement issued in connection with the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, “Beneficial Ownership of US Oncology, Inc. Common Stock” information required by Item 12 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The Proxy Statement issued in connection with the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, “Certain Relationships and Related Transactions” information required by Item 13 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The Proxy Statement issued in connection with the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, “Principal Accountant Fees and Services” information required by Item 14 of Form 10-K as to directors, certain executive officers and certain beneficial owners of the Company and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report

1.	Financial Statements: See Item 8 of this report

2.	Financial Statement Schedules: None.

3.	Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger by American Oncology Resources, Inc., Diagnostic Acquisition, Inc. and Physician Reliance Network, Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K filed on December 15, 1998 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to, and incorporated by reference from, the Company’s Form 8-K/A filed June 17, 1999).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from the Form 8-A filed June 2, 1997).

4.2	Indenture dated February 1, 2002 among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Form 8-K filed February 5, 2002).

10.1	Credit Agreement dated as of February 1, 2002 among the Company and First Union National Bank, as administrative agent, UBS Warburg LLC, as syndication agent, GE Capital Healthcare Financial Services, as documentation agent and the various Lenders named therein (filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.2	Amended and Restated Participation Agreement dated as of February 1, 2002 among AOR Synthetic Real Estate, Inc., the Company, First Union National Bank and the other parties identified therein (filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.3	Amended and Restated Credit Agreement dated as of February 1, 2002 among the Company, First Security Bank, First Union National Bank and the other parties identified therein (filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.6*	Chief Executive Officer Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference).

10.7*	Everson Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference).

10.8*	1993 Non-Employee Director Stock Option Plan, as amended (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Reg. No. 333-85855) and incorporated herein by reference).

10.9*	Key Employee Stock Option Plan, as amended (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-85853) and incorporated herein by reference).

10.10	1993 Affiliate Stock Option Plan, as amended (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-85859) and incorporated herein by reference).

10.11*	Physician Reliance Network, Inc. 1994 Stock Option Plan for outside directors (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-81069) and incorporated herein by reference).

10.12	Physician Reliance Network, Inc. 1993 Stock Option Plan (filed as Exhibit 4.3 to the Registration Statement on the Form S-8 (Registration No. 333-80977) and incorporated herein by reference).

10.13*	Form of Executive Employment Agreement (filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.14*	US Oncology, Inc. Chief Executive Officer Stock Option Plan and Agreement (filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.15*	US Oncology, Inc. 2002 Key Executive Performance Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q filed for the quarter ended June 30, 2002 and incorporated herein by reference).

10.16	First Amendment to Certain Operative Agreements by and among AOR Synthetic Real Estate, Inc.; the Company; Wells Fargo Bank Northwest, National Association (as successor to First Security Bank, National Association); Wachovia Bank, National Association (as successor-in-interest to First Union National Bank); and the other parties named therein, dated October 18, 2002 and effective December 31, 2002 (filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.17	First Amendment dated October 25, 2002 to Credit Agreement dated as of February 1, 2002 among the Company, Wachovia Bank, as administrative agent; UBS Warburg LLC, as syndication agent; GE Capital Healthcare Financial Services, as documentation agent; and other Lenders named therein (filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

14	Code of Ethics and Business Standards

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of CEO.

31.2	Certification of CFO.

32.1	Certification of CEO.

32.2	Certification of CFO.

(b)	Reports on Form 8-K.

None

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2004.

US ONCOLOGY, INC.

By:	/s/ BRUCE D. BROUSSARD

Bruce D. Broussard Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ R. DALE ROSS R. Dale Ross	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ BRUCE D. BROUSSARD Bruce D. Broussard	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2004

/s/ RUSSELL L. CARSON Russell L. Carson	Director	March 11, 2004

/s/ JAMES E. DALTON James E. Dalton	Director	March 11, 2004

/s/ LLOYD K. EVERSON, M.D. Lloyd K. Everson, M.D.	Director	March 11, 2004

/s/ VICKI H. HITZHUSEN Vicki H. Hitzhusen	Director	March 11, 2004

/s/ STEPHEN E. JONES, M.D. Stephen E. Jones, M.D.	Director	March 11, 2004

/s/ RICHARD B. MAYOR Richard B. Mayor	Director	March 11, 2004

/s/ ROBERT A. ORTENZIO Robert A. Ortenzio	Director	March 11, 2004

/s/ BOONE POWELL, JR. Boone Powell, Jr.	Director	March 11, 2004

/s/ BURTON S. SCHWARTZ, M.D. Burton S. Schwartz, M.D.	Director	March 11, 2004