Form 10-K/A
period 2003-12-31
US ONCOLOGY INC
filed 2004-04-13
CIK 943061

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

The registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 2003, as set forth on the pages attached hereto:

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 10.	Directors and Executive Officers of the Registrant

Our Directors

Our Board of Directors is divided into three classes. Each class serves three years, with the terms of office of the respective classes expiring in successive years. The present term of office for our Class II directors expires at the 2004 annual meeting of stockholders, the present term of office for our Class III directors expires at the 2005 annual meeting, and the present term of office for our Class I directors expires at the 2006 annual meeting. The following individuals are currently directors of US Oncology.

Name of Director	Age	Principal Occupation	Director Since

Russell L. Carson (Class III Director)	60	General Partner of Welsh, Carson, Anderson & Stowe, an investment partnership	1992

James E. Dalton, Jr. (Class I Director)	61	President, Edinburgh Associates, Inc., a consulting firm	1998

Lloyd K. Everson, M.D. (Class II Director)	60	Director, Vice Chairman of the Board of Directors and former President of US Oncology	2001

Vicki H. Hitzhusen (Class I Director)	51	Director of Finance, BMC Software, Inc., a global software company	2003

Stephen E. Jones, M.D. (Class II Director)	62	Physician, Texas Oncology, P.A., an oncology practice with locations throughout Texas	1999

Richard B. Mayor (Class III Director)	70	Private Investor	1993

Robert A. Ortenzio (Class II Director)	46	President and Chief Executive Officer, Select Medical Corporation	1992

Boone Powell, Jr. (Class III Director)	67	Retired President and Chief Executive Officer of Baylor Health Care System	1999

R. Dale Ross (Class III Director)	57	Chairman of the Board of Directors and Chief Executive Officer of US Oncology	1992

Burton S. Schwartz, M.D. (Class I Director)	62	Physician, Minnesota Oncology Hematology, P.A., an oncology practice in Minneapolis, Minnesota	1999

Russell L. Carson is a director of Select Medical Corporation, a healthcare company. Mr. Carson is also a director of various privately held healthcare companies.

James E. Dalton, Jr. was President and Chief Executive Officer and a director of Quorum Health Group, Inc., a healthcare company, from 1990 until 2001, when Quorum was acquired by Triad Hospitals. Mr. Dalton now serves on the Board of Directors of Neighborcare, Inc., and Select Medical Corporation. He also serves on the Board of Trustees of Universal Health Realty Income Trust. Mr. Dalton is a Fellow of the American College of Healthcare Executives.

Lloyd K. Everson, M.D. was President of the Company from November 1993 until March 2001. He received his medical degree from Harvard Medical School and his oncology training at Memorial Sloan Kettering and at the National Cancer Institute. He is board certified in internal medicine and medical oncology. Dr. Everson has published widely in the field of oncology and is a member of numerous professional associations. He also has served as President of the Association of Community Cancer Centers and as Associate Chairman for Community Programs for the Eastern Cooperative Oncology Group. Dr. Everson resigned as President of the Company in March 2001. In addition, in March 2001, Dr. Everson was appointed as a director of the Company and Vice Chairman of the Board of Directors. Dr. Everson previously served as a director of the Company from 1993 until 1999.

Vicki H. Hitzhusen has been Director of Finance at BMC Software since 2003. Her responsibilities include supervision of financial operations in certain markets and compliance with Sarbanes-Oxley requirements. From 1975 until 2002, Ms. Hitzhusen was with Arthur Andersen LLP, ultimately as a partner. Ms. Hitzhusen joined our board in November 2003.

Stephen E. Jones, M.D. received his medical degree from Case Western Reserve School of Medicine and post-doctoral training and education at Stanford University. Dr. Jones is a board certified medical oncologist and internist and a member of the American Society of Clinical Oncology. Dr. Jones’ practice, Texas Oncology, P.A., is managed by the Company.

Richard B. Mayor was of counsel in the Houston law firm Mayor, Day, Caldwell & Keeton, L.L.P. from January 1999 until its merger with Andrews Kurth LLP in October 2001. He continued of counsel to Andrews Kurth until December 2003. Andrews Kurth LLP serves as outside counsel to us.

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

Boone Powell, Jr. was President and Chief Executive Officer of Baylor Health Care System from 1980 until 2000 and Chairman from 2000 until 2001. Mr. Powell serves as an active member of Voluntary Hospitals of America. He is a director of Abbott Laboratories, United Surgical Partners International and Comerica Bank—Texas and is a Fellow of the American College of Health Care Executives. Mr. Powell was previously a director of Physician Reliance Network, Inc.

R. Dale Ross has been Chairman of the Board of Directors and Chief Executive Officer of US Oncology since December 1992.

Burton S. Schwartz, M.D. received his medical degree from Meharry Medical College in 1968 and is a board certified medical oncologist. Dr. Schwartz’s oncology group, Minnesota Oncology Hematology, P.A., has been managed by us since February 1995. He is the immediate past president of that group. Dr. Schwartz was formerly a director of Physician Reliance Network, Inc.

Audit Committee Matters

The Board of Directors has a standing Audit Committee. The Board has confirmed that all members of the Audit Committee are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee members are Richard B. Mayor (Chairman), James E. Dalton, Jr., Robert A. Ortenzio and, since November 5, 2003, Vicki H. Hitzhusen. The Board of Directors has determined the Vicki H. Hitzhusen is an “audit committee financial expert” within the meaning of applicable SEC rules.

Executive Officers

The following is a list of our executive officers.

Name of Executive Officer	Age	Office	Officer Since

R. Dale Ross	57	Chairman of the Board of Directors and Chief Executive Officer	1992

Bruce D. Broussard	41	Chief Financial Officer and Executive Vice President of Pharmaceutical Services	2000

Atul Dhir, M.B.B.S., D.Phil	41	President, Cancer Information and Research	1999

George D. Morgan	51	Executive Vice President and Chief Operating Officer	2000

Leo E. Sands	56	Executive Vice President, Chief Administrative Officer and Secretary	1992

Phillip H. Watts	38	General Counsel	1998

R. Dale Ross has been Chairman of the Board and Chief Executive Officer since December 1992. From December 1982 until April 1990, Mr. Ross was employed by HMSS, Inc., a home infusion therapy company. Mr. Ross founded HMSS, Inc. and served as its President and Chief Executive Officer and as a director.

Bruce D. Broussard joined US Oncology in August 2000 with primary responsibility for financial and accounting activities, including financial reporting, treasury and taxation. In addition, in 2003, he was appointed Executive Vice President of Pharmaceutical Services, with primary responsibility for pharmaceutical aspects of our operations. Mr. Broussard was Chief Executive Officer of HarborDental, a dental development company specializing in free-standing upscale dedicated dental buildings, from December 1997 until July 2000. From January 1996 to October 1997, he was Executive Vice President and Chief Financial Officer of Regency Health Services, Inc., a national chain of nursing homes and provider of long-term health services. From 1993 to 1996, he was the Chief Financial Officer and a director of Sun Healthcare Group, a healthcare provider. Mr. Broussard is a Certified Public Accountant. He currently serves as a director and audit committee member at U.S. Physical Therapy, Inc., a publicly-traded provider of outpatient physical and occupational therapy.

Atul Dhir, M.B.B.S., D.Phil joined US Oncology in November 1999. As President of Cancer Information and Research Group, he is responsible for our clinical trial activities, cancer information services and transplant initiatives. Prior to joining US Oncology, Dr. Dhir was Vice President at Monsanto Corporation from 1996 to 1998, President of Health Strategies Partners, a company he founded that provided consulting services to hospitals and physicians, from 1994 to 1996, and a healthcare consultant with McKinsey & Company from 1989 until 1993. Dr. Dhir holds a D.Phil. in molecular biology from Oxford University, where he was a Rhodes Scholar.

George D. Morgan joined US Oncology in October 2000 and has over twenty years experience in operational and financial management in the healthcare industry. At US Oncology, he is responsible for the operational management of our affiliated practices. Mr. Morgan served as Executive Vice President and Chief Financial Officer of Mariner Post-Acute Network from January 1999 until September 2000. On January 18, 2000 Mariner Post-Acute Network and substantially all of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Chapter 11, Title 11 of the United States Code. From September 1994 to January 1999, Mr. Morgan served as a senior operating and senior corporate officer with Columbia/HCA Healthcare Corporation. His positions of responsibility included Chief Financial Officer then Chief Operating Officer of the Western Group from September 1994 through April 1996, President of the Ambulatory Surgery Division from April 1996 through June 1998, and Senior Vice President—Managed Care from July 1998 until January 1999.

Leo E. Sands joined US Oncology in November 1992. He is primarily responsible for our governmental relations and corporate administrative activities, including human resources and information technology. Mr. Sands is a member of the board of the National Patient Advocacy Foundation.

Phillip H. Watts joined US Oncology in January 1998 as its General Counsel. He has primary responsibility for overseeing our legal operations. From September 1991 until December 1997, Mr. Watts was an attorney at Mayor, Day, Caldwell & Keeton, L.L.P., a law firm in Houston, Texas, which has since merged into Andrews Kurth LLP.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, our directors, executive officers and any persons holding more than ten percent of our common stock are required to report their initial ownership of, and change in ownership of, our common stock to the Securities and Exchange Commission. Specific due dates have been established for the filing of these reports.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during 2003 and Forms 5 and amendments thereto with respect to 2003, we believe that during 2003 our officers, directors and 10% shareholders complied with requirements for reporting ownership and ownership changes in US Oncology common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, except that as a result of a clerical error by us, each of our outside directors (Messrs. Carson, Crandall, Dalton, Jones, Mayor, Ortenzio, Powell and Schwartz) were several days late in reporting last year’s automatic grant under our 1993 Non-Employee Director Stock Option Plan of options to purchase 5,000 shares of our common stock.

Code of Ethics

US Oncology has, for many years, maintained a Code of Ethics and Business Standards (“Code of Ethics.”) The Code applies to officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K. Our Code of Ethics is a part of our comprehensive compliance program, which is designed to assist us, our employees and our affiliated practices in complying with applicable law.

Item 11.	Executive Compensation

The following tables set forth (i) the remuneration paid by us for the three fiscal years ended December 31, 2003 to the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer and (ii) the amount realized upon the exercise of stock options during the last fiscal year and the value at the end of the last fiscal year of all stock options held by such individuals. No stock options were granted to such individuals during 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long Term Compensation
Name and Principal Position(s)	Fiscal Year	Salary		Bonus		Other		Securities Underlying Options
R. Dale Ross Chairman of the Board, Chief Executive Officer and Director	2003 2002 2001	$ $ $	728,973 701,217 672,150	$ $ $	736,250 400,680 184,501	$ $ $	0 0 0	0 600,000 125,000
Bruce D. Broussard Chief Financial Officer and Executive Vice President of Pharmaceutical Services	2003 2002 2001	$ $ $	363,127 346,512 335,046	$ $ $	259,874 132,000 49,154	$ $ $	0 0 0	0 365,000 100,000
Atul Dhir President, Cancer Information and Research Group	2003 2002 2001	$ $ $	319,182 345,584 306,103	$ $ $	257,579 124,800 51,876	$ $ $	0 0 0	0 365,000 100,000
George D. Morgan Executive Vice President and Chief Operating Officer	2003 2002 2001	$ $ $	371,723 353,347 317,505	$ $ $	277,501 127,000 0	$ $ $	0 0 0	0 365,000 100,000
Leo E. Sands Executive Vice President, Chief Administrative officer and Secretary	2003 2002 2001	$ $ $	354,003 390,247 343,913	$ $ $	277,005 140,700 67,625	$ $ $	0 0 0	0 365,000 100,000

2003 OPTION EXERCISES AND DECEMBER 31, 2003 OPTION VALUE TABLE

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
R. Dale Ross	0	$0	2,362,754	635,000	$12,192,275	$2,310,260
Bruce D. Broussard	136,667	$382,501	109,667	418,666	$432,079	$1,756,802
Atul Dhir	70,000	$251,735	176,334	368,666	$878,248	$1,482,702
George D. Morgan	96,667	$240,501	149,667	418,666	$654,079	$1,724,802
Leo E. Sands	310,333	$1,455,591	260,001	398,666	$218,167	$1,480,882

(1)	Based upon a closing price of the Company’s common stock on December 31, 2003, as reported by The Nasdaq Stock Market, of $10.76 per share.

401(k) Plan

Effective January 1, 1994, US Oncology adopted a 401(k) plan covering substantially all employees who have completed at least 1,000 hours of service. We administer the 401(k) Plan. The plan permits covered employees to contribute up to 15% of their annual compensation up to the maximum legally allowable contribution per year, as adjusted for inflation, through salary reduction on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code. We may make contributions to the 401(k) Plan but are not required to do so. During 2003, we elected to match 50% of employee contributions in cash, up to a maximum of 3% of an employee’s salary and subject to salary ceiling rules imposed by the Internal Revenue Service.

Limitation of Liability; Indemnification of Officers and Directors

Our certificate of incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) in respect of unlawful dividend payments or stock redemptions or repurchases as provided in Section 174 of the Delaware General Corporation Law (the law of the Company’s state of incorporation) or (iv) for any transaction from which the director derived an improper personal benefit. The effect of these provisions is to eliminate our rights and the rights of our stockholders (through stockholders’ derivative suits on behalf of US Oncology) to recover monetary damages against a director for breach of fiduciary duty as a director (including breaches resulting from grossly negligent behavior), except in the situations described above. The Securities and Exchange Commission has taken the position that the provision will have no effect on claims arising under federal securities laws.

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

Employment Contracts and Change in Control Agreements

We have entered into employment agreements with each of the executive officers named in the summary compensation table above. Generally, the employment agreements have three-year terms, establish the executive’s base salary and contain a noncompetition agreement for a period of one year following termination. We can terminate each employment agreement at any time for “cause,” as defined in the employment agreement. The employee can terminate upon 30 days written notice. Each agreement can also be terminated if the employee is disabled or unable to perform his assigned duties for a continuous period of six months. In the event we terminate the employee without cause or the employee terminates for cause, we will continue to pay the employee a salary for a period of the greater of the remaining term of employment or one year following such termination. Upon a “change in control” the term of employment would be extended for an additional three years from the date of the change in control. The employee may terminate without cause, between three and six months after a “change in control,” and receive one year’s severance. A “change of control” occurs for purposes of the employment agreements if: (i) the transfer of beneficial ownership of a majority of the outstanding US Oncology shares to any person, entity or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended); (ii) our stockholders prior to any merger, consolidation or other transaction do not continue to own at least fifty percent of the surviving entity following such merger, consolidation or other transaction; (iii) we sell all or substantially all of our assets to another entity that is not our subsidiary; (iv) we are materially or completely liquidated; or (v) during any consecutive two-year period, individuals who constituted our Board of Directors (together with any new directors whose election by the Board of Directors or whose nomination for election by our stockholders was approved by a vote of at least three quarters of the directors still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors then in office. A “change of control” shall not be deemed to have occurred in the event of a tender offer, leveraged buyout, leveraged recapitalization or similar transaction in which the then Chief Executive Officer participates directly or indirectly as an investor or participant in such transaction.

Severance Arrangement

Effective March 2001, Dr. Lloyd Everson resigned his position as our President. In connection with the resignation, Dr. Everson became a part-time employee and will continue to provide leadership over physician communications and public policy initiatives. He was also appointed as a director and as Vice Chairman of the Board of Directors. In connection with the resignation, we agreed to pay Dr. Everson the severance benefits available under his employment agreement in effect at the time of resignation, which entitled him to continue to receive his base salary in effect on his date of resignation through January 1, 2004.

Director Compensation

During 2003, each non-employee member of the Board was paid $6,000 per quarter and $2,500 for each board meeting attended ($1,250 if attended by telephone) and was reimbursed for his reasonable expenses in connection with attending board and committee meetings. During 2003, each Audit Committee member received $2,500 for each Audit Committee meeting he or she attended ($1,250 if attended by telephone). Non-employee directors are also eligible to participate in US Oncology’s 1993 Non-Employee Director Stock Option Plan. Under that plan, in 2003 each director in office immediately following our annual meeting of stockholders other than R. Dale Ross and Lloyd K. Everson, M.D. was automatically granted an option to purchase 5,000 shares of US Oncology common stock. In addition, each director other than Mr. Ross and Dr. Everson was automatically granted an option to purchase 1,000 shares of US Oncology common stock for each committee on which such director served. Mr. Powell and Dr. Schwartz each were paid $75,000 during 2003 for service on a special committee of the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows how much US Oncology common stock is owned as of April 1, 2004 by each director, each executive officer named in the Summary Compensation Table, all directors and executive officers as a group, and each holder of 5% or more of US Oncology’s common stock.

Name	Number of Shares Owned (including shares that may be acquired within 60 days through option exercises)		Number of Shares that May be Acquired Within 60 Days Through Option Exercises	Percentage of Outstanding Common Stock
R. Dale Ross	2,834,754		2,834,754	3.2%
Lloyd K. Everson, M.D.	481,420		441,018	*
Bruce D. Broussard	192,667		192,667	*
Atul Dhir	269,334		269,334	*
George D. Morgan	232,667		232,667	*
Leo E. Sands	420,251		419,001	*
Russell L. Carson	14,072,155	(1)	61,000	16.3%
James E. Dalton, Jr.	54,848		54,000	*
Vicki H. Hitzhusen	0		0	*
Stephen E. Jones, M.D.	49,577		48,000	*
Richard B. Mayor	162,454		53,000	*
Robert A. Ortenzio	88,228	(3)	52,000	*
Boone Powell, Jr.	107,090		81,930	*
Burton S. Schwartz, M.D.	35,000		35,000	*
All directors and executive officers as a group (15 persons)	19,341,112	(1)	5,115,038	21.2%
Welsh, Carson, Anderson & Stowe IX, L.P. 320 Park Avenue, Suite 2500 New York, NY 10022	14,072,155	(1)	61,000	16.3%
Barclays Global Investors 45 Fremont Street San Francisco, CA 94105	5,720,683	(2)	0	6.6%
Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90491	5,519,213		0	6.4%

*	Less than one percent
(1)	Includes 551,394 directly beneficially owned by Mr. Carson, 61,000 shares issuable upon exercise of presently exercisable options held by Mr. Carson, 16,000 shares held in trusts for the benefit of Mr. Carson’s children, and 12,447,744 shares held by Welsh, Carson, Anderson & Stowe IX, L.P. Mr. Carson is a managing member of WCAS IX Associates, L.L.C, the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Also includes 996,017 shares held by managing members (other than Mr. Carson) and an employee of WCAS IX Associates, L.L.C.
(2)	Includes shares held by affiliates of Barclays Global Investors. Of these shares, the beneficial owner has the sole power to vote and dispose of 5,268,272 shares and shared power to vote, direct the vote or dispose of none of the shares.
(3)	Includes 3,390 shares held by a partnership of which Mr. Ortenzio is a general partner.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of December 31, 2003, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders:

• 2002 Key Executive Performance Stock Option Plan	3,979,092	$7.07	1,020,908
• 1993 Key Employee Stock Option Plan	6,382,990	$8.13	0
• 1993 Affiliate Stock Option Plan	1,579,050	$9.01	0
• 1993 Non-Employee Director Stock Option Plan	371,000	$9.22	133,000
• Physician Reliance Network Stock Option Plan for outside directors	64,868	$11.79	0
• Physician Reliance Network Stock Option Plan	502,645	$11.11	0

Total for plans approved by stockholders	12,879,645		1,153,908

Equity Compensation Plan not approved by security holders:

• 2000 Chief Executive Officer Stock Option Plan	1,000,000	$4.96	0

Total for all plans	13,879,645		1,153,908

The 2000 Chief Executive Officer Stock Option Plan provided for a one-time grant of an option to purchase 1,000,000 shares of our common stock issued to our Chief Executive Officer, R. Dale Ross. The option was granted on December 14, 2000. The option vested in its entirety six months after the grant date and remains exercisable until the tenth anniversary of the grant date. The 2000 Chief Executive Officer Stock Option Plan was approved by our Board of Directors, but was not submitted for stockholder approval.

Item 13.	Certain Relationships and Related Transactions

We do not believe that any of the transactions described below were made on terms less favorable to us than those that would have been available from unaffiliated parties and do not anticipate entering into transactions with affiliated parties in the future on terms less favorable than those that would be available from unaffiliated parties.

Dr. Jones, who is one of our directors, is employed by Texas Oncology, P.A. We and Texas Oncology, P.A. are parties to a service agreement pursuant to which we provide Texas Oncology, P.A. with comprehensive management and development services. During 2003, Texas Oncology, P.A. paid us aggregate fees of approximately $389 million pursuant to the service agreement. That fee amount is equal to 33.5% of the earnings before interest and taxes of Texas Oncology, P.A., subject to certain adjustments, plus direct expenses of Texas Oncology, P.A. Dr. Jones also serves as a medical director for us and was paid $172,500 during 2003 in such capacity.

Dr. Schwartz, one of our directors, is president and medical director of Minnesota Oncology Hematology, P.A. (“Minnesota Oncology”). We and Minnesota Oncology entered into a service agreement effective July 1, 1996. During 2003, Minnesota Oncology paid us an aggregate of approximately $5.7 million excluding reimbursement for direct expenses of Minnesota Oncology, pursuant to its service agreement.

On March 20, 2004, we signed an agreement to merge with Oiler Acquisition Corp., an affiliate of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS IX”), an investment partnership which owns approximately 14.5% of our common stock. Russell Carson, one of our directors, is a managing member of the general partner of WCAS IX. Under the terms of the merger agreement, holders of our common stock, other than WCAS IX and its affiliates, will receive $15.05 per share in cash for their shares. For a more detailed description of the merger and the merger agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission by us on March 22, 2004, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The table below sets forth the aggregate fees billed to us for audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP to us during each of the last two years. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

	2003	2002
Audit fees	$625,000	$525,000
Audit-related fees	321,975	237,000
Tax fees	398,084	701,000
All other fees	0	162,000

Total	$1,345,059	$1,625,000

Audit fees were fees for the audit of the Company’s annual financial statements included in the Form 10-K and review of financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-related fees were fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services included audits of employee benefit plans and audits of certain consolidated subsidiaries; certain agreed-upon procedures relating to pharmaceutical contracting services; and advice and consultations in connection with the implementation of Section 404 of the Sarbanes-Oxley Act.

Tax fees were fees for consultations relating to federal, state and local tax returns.

All other fees comprised fees for services during 2002 principally consisting of consulting services related to insurance and risk management.

Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent accountant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent accountant. The policy provides for general pre-approval of certain services, with annual cost limits for each such service. The policy requires specific pre-approval of all other permitted services.

The Audit Committee will not grant approval for any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company. In addition, in determining whether to grant pre-approval of any non-audit services, the Audit Committee will consider all relevant facts and circumstances.

The Audit Committee has discussed the non-audit services provided by PricewaterhouseCoopers LLP and the related fees and has considered whether those services and fees are compatible with maintaining auditor independence. The Committee determined that such non-audit services were consistent with the independence of PricewaterhouseCoopers LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report

1.	Financial Statements: See Item 8 of this report

2.	Financial Statement Schedules: None.

3.	Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger by American Oncology Resources, Inc., Diagnostic Acquisition, Inc. and Physician Reliance Network, Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K filed on December 15, 1998 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to, and incorporated by reference from, the Company’s Form 8-K/A filed June 17, 1999).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from the Form 8-A filed June 2, 1997).

4.2	Indenture dated February 1, 2002 among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Form 8-K filed February 5, 2002).

10.1	Credit Agreement dated as of February 1, 2002 among the Company and First Union National Bank, as administrative agent, UBS Warburg LLC, as syndication agent, GE Capital Healthcare Financial Services, as documentation agent and the various Lenders named therein (filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.2	Amended and Restated Participation Agreement dated as of February 1, 2002 among AOR Synthetic Real Estate, Inc., the Company, First Union National Bank and the other parties identified therein (filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.3	Amended and Restated Credit Agreement dated as of February 1, 2002 among the Company, First Security Bank, First Union National Bank and the other parties identified therein (filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.6*	Chief Executive Officer Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference).

10.7*	Everson Stock Option Plan and Agreement (filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-90634) and incorporated herein by reference).

10.8*	1993 Non-Employee Director Stock Option Plan, as amended (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Reg. No. 333-85855) and incorporated herein by reference).

10.9*	Key Employee Stock Option Plan, as amended (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-85853) and incorporated herein by reference).

10.10	1993 Affiliate Stock Option Plan, as amended (filed as Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-85859) and incorporated herein by reference).

10.11*	Physician Reliance Network, Inc. 1994 Stock Option Plan for outside directors (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-81069) and incorporated herein by reference).

10.12	Physician Reliance Network, Inc. 1993 Stock Option Plan (filed as Exhibit 4.3 to the Registration Statement on the Form S-8 (Registration No. 333-80977) and incorporated herein by reference).

10.13*	Form of Executive Employment Agreement (filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.14*	US Oncology, Inc. Chief Executive Officer Stock Option Plan and Agreement (filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.15*	US Oncology, Inc. 2002 Key Executive Performance Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q filed for the quarter ended June 30, 2002 and incorporated herein by reference).

10.16	First Amendment to Certain Operative Agreements by and among AOR Synthetic Real Estate, Inc.; the Company; Wells Fargo Bank Northwest, National Association (as successor to First Security Bank, National Association); Wachovia Bank, National Association (as successor-in-interest to First Union National Bank); and the other parties named therein, dated October 18, 2002 and effective December 31, 2002 (filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.17	First Amendment dated October 25, 2002 to Credit Agreement dated as of February 1, 2002 among the Company, Wachovia Bank, as administrative agent; UBS Warburg LLC, as syndication agent; GE Capital Healthcare Financial Services, as documentation agent; and other Lenders named therein (filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

14**	Code of Ethics and Business Standards

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of PricewaterhouseCoopers LLP

31.1***	Certification of CEO.

31.2***	Certification of CFO.

32.1**	Certification of CEO.

32.2**	Certification of CFO.

(b)	Reports on Form 8-K.

The Company filed an 8-K on November 4, 2003 disclosing under Item 12 a company press release regarding its results of operations for the third quarter of 2003.

The Company filed an 8-K on December 2, 2003 disclosing under Item 9 a company press release regarding legislation affecting the Medicare program.

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer participates.
**	Filed with as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 12, 2004.
***	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of April, 2004.

US ONCOLOGY, INC.

By:	/S/ BRUCE D. BROUSSARD