Form 10-Q
period 2004-03-31
US ONCOLOGY INC
filed 2004-05-10
CIK 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☒    No  ☐

As of April 30, 2004, 86,354,244 shares of the Registrant’s Common Stock were outstanding. In addition, as of April 30, 2004, the Registrant had agreed to deliver 831,058 shares of its Common Stock on certain future dates for no additional consideration.

US ONCOLOGY, INC.

FORM 10-Q

MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and equivalents	$152,021	$124,514
Accounts receivable	317,589	304,507
Other receivables	44,590	47,738
Prepaid expenses and other current assets	18,498	18,451
Inventories	2,065	7,481
Due from affiliates	39,696	43,629

Total current assets	574,459	546,320
Property and equipment, net	362,524	356,125
Service agreements, net	235,817	239,108
Deferred income taxes	8,915	10,915
Other assets	22,011	22,551

	$1,203,726	$1,175,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$74,849	$79,748
Accounts payable	159,466	160,628
Due to affiliates	71,985	64,052
Accrued compensation cost	19,324	26,316
Income taxes payable	30,463	19,810
Other accrued liabilities	33,539	41,847

Total current liabilities	389,626	392,401
Deferred revenue	6,387	5,349
Long-term indebtedness	185,495	188,412

Total liabilities	581,508	586,162
Minority interest	10,391	10,497
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding
Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding
Common Stock, $.01 par value, 250,000 shares authorized, 95,301 issued, 86,212 and 83,363 outstanding	953	953
Additional paid in capital	475,260	473,800
Common Stock to be issued, approximately 916 and 2,102 shares	9,659	21,146
Treasury Stock, 9,089 and 11,938 shares	(78,993)	(102,367)
Retained earnings	204,948	184,828

Total stockholders’ equity	611,827	578,360

	$1,203,726	$1,175,019

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$524,996	$447,210
Operating expenses:
Pharmaceuticals and supplies	309,549	246,628
Field compensation and benefits	94,566	87,893
Other field costs	52,145	46,958
General and administrative	12,684	15,576
Depreciation and amortization	18,954	18,813

	487,898	415,868

Income from operations	37,098	31,342
Other income (expense):
Interest expense, net	(4,382)	(5,132)

Income before income taxes	32,716	26,210
Income tax provision	(12,596)	(9,960)

Net income and comprehensive income	$20,120	$16,250

Net income per share – basic	$0.23	$0.17

Shares used in per share calculations - basic	85,988	92,972

Earnings per share – diluted	$0.23	$0.17

Shares used in per share calculations- diluted	89,276	94,632

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$20,120	$16,250
Non cash adjustments:
Depreciation and amortization	18,954	18,813
Deferred income taxes	2,000	1,722
Undistributed (losses) earnings in joint ventures	(106)	49
Changes in operating assets and liabilities:	2,562	(37,957)

Net cash provided (used) by operating activities	43,530	(1,123)

Cash flows from investing activities:
Acquisition of property and equipment	(21,546)	(16,878)

Net cash used by investing activities	(21,546)	(16,878)

Cash flows from financing activities:
Repayment of other indebtedness	(7,816)	(9,536)
Proceeds from exercise of options	17,586	339
Purchase of Treasury Stock	(4,247)	(3,482)

Net cash provided (used) by financing activities	5,523	(12,679)

Increase (decrease) in cash and equivalents	27,507	(30,680)
Cash and equivalents:
Beginning of period	124,514	105,564

End of period	$152,021	$74,884

Interest paid	$9,218	$9,708
Taxes paid	$150	$—
Non cash transactions:
Delivery of Common Stock in affiliation transactions	$5,788	$5,376

The accompanying notes are an integral part of this statement

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in US Oncology, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

NOTE 2 – THE MERGER TRANSACTION

On March 20, 2004, US Oncology Holdings, Inc. (“Holdings”) (which was formerly known as Oiler Holding Corp.) and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology pursuant to which Oiler Acquisition Corp. will be merged with and into US Oncology, with US Oncology continuing as the surviving corporation. If the transaction is consummated, US Oncology would become a private company owned by Holdings. Members of senior management of the Company, including its Chairman and CEO, will continue as employees, participate in the merger by purchasing equity securities in Holdings, and be awarded equity securities in Holdings. Both Holdings and Oiler Acquisition Corp. are Delaware corporations that were formed by Welsh, Carson, Anderson & Stowe IX, L.P. (“Welsh Carson”) for the purpose of completing the merger and related financing transactions. Currently, Welsh Carson directly owns approximately 14.5% of the Company’s outstanding common stock and, together with its co-investors and the directors and executive officers of US Oncology that participate in the merger, would own all the capital stock of Holdings when and if the merger is consummated.

If the merger is completed, each issued and outstanding share of US Oncology common stock (other than shares owned by Holdings and Oiler Acquisition Corp.) will be converted into the right to receive $15.05 in cash, subject to the rights of dissenting stockholders who exercise and perfect their appraisal rights under Delaware law. Each outstanding option for US Oncology common stock will be canceled in exchange for (1) the excess, if any, of $15.05 over the per share exercise price of the option multiplied by (2) the number of shares of common stock subject to the option, net of any applicable withholding taxes. Outstanding rights to receive shares of common stock under existing delayed stock delivery agreements between US Oncology and certain physicians will be canceled in exchange for an amount in cash equal to (1) $15.05 multiplied by (2) the number of shares of common stock otherwise issuable under the delayed stock delivery agreements on the scheduled delivery dates, net of any applicable withholding taxes.

US Oncology’s Board of Directors approved the merger following the unanimous recommendation of a special committee composed of independent directors Boone Powell, Jr., Burton S. Schwartz, M.D. and Vicki H. Hitzhusen. The special committee and the Board received an opinion from Merrill Lynch & Co. as to the fairness, from a financial point of view, of the consideration to be received by US Oncology stockholders (other than Welsh Carson, its affiliates and members of US Oncology’s board or management that participate in the merger) in the merger transaction.

The closing of the merger is subject to various conditions contained in the merger agreement, including the approval by the holders of a majority of US Oncology’s shares held by stockholders other than Welsh Carson, its co-investors and members of US Oncology’s board or management that participate in the merger, in addition to majority stockholder approval statutorily required for a merger. Additional conditions include the closing of financing arrangements as set forth in bank commitment letters that have been received by Holdings, the tender of not less

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

than a majority of the aggregate principal amount of US Oncology’s outstanding 9 5/8% Senior Subordinated Notes due 2012, and other customary conditions.

The Company has filed preliminary proxy materials with SEC. Once the SEC has given clearance to these proxy materials, they will be sent to stockholders in connection with a special meeting called in connection with the merger. The Company has also filed under the Hart-Scott-Rodino Act and was granted early termination of the waiting period on May 7, 2004.

In addition, as disclosed in Part II, Item 1, under the heading “Legal Proceedings,” several lawsuits naming the Company and each of its directors as defendants have been filed in connection with the proposed merger. The Company believes these suits are without merit and intends to vigorously defend itself. However, there can be no assurance that it will ultimately prevail. In addition, the Company’s bylaws provide for indemnification by the Company of its directors in connection with these lawsuits.

The merger will be accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, “Business Combination,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The purchase price, including transaction related fees, will be allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill will be recorded.

NOTE 3 – REVENUE

The Company provides the following services to physician practices: medical oncology services, cancer center services, and cancer research services. The Company currently earns revenue from physician practices under two models, the physician practice management (PPM) model and the service line model. Under the PPM model, the Company enters into long term agreements with affiliated practices to provide comprehensive services, including all those described above, and the practices pay the Company a service fee and reimburse it for all expenses related to management services. Under the service line model, the Company offers medical oncology services and cancer research services under separate agreements for each service line.

The following table shows the components of net operating revenue for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Net patient revenue	$603,426	$541,142
Other revenue	59,222	32,986

Net operating revenue	$662,648	$574,128

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

The Company retains all the amounts it collects in respect of practice receivables. On a monthly basis, the Company calculates what portion of revenues PPM practices are entitled to retain by subtracting accrued management fees and accrued practice expenses from accrued revenues. The Company pays practices this remainder in cash, which the practices use primarily for physician compensation. These amounts remitted to physician groups are excluded from the Company’s revenue, since they are not part of the Company’s management fees. By paying physicians in cash for accrued amounts that have not necessarily been collected, the Company finances the physicians’ working capital.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Net patient revenue is recorded when services are rendered based on established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

Other Revenue. The Company’s other revenues are primarily derived in three areas:

•	Service line fees. In the medical oncology services area under service line agreements, the Company bills practices on a monthly basis for services rendered. These revenues include payment from the practices for all of the pharmaceutical agents used by the practice for which the Company is obligated to pay the pharmaceutical manufacturers, and a service fee for the pharmacy related services the Company provides.

•	GPO and data fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (GPO) for our affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect and compile.

•	Research fees. The Company receives fees for research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include some management fee, as well as per patient accrual fees and fees for achieving various study milestones.

Net operating revenue is reduced by amounts retained by the practices under the Company’s PPM service agreements to arrive at the amount reported as revenue in the Company’s financial statements.

The following presents the amounts included in the determination of the Company’s revenues (in thousands):

	Three Months Ended March 31,
	2004	2003
Net operating revenue	$662,648	$574,128
Amounts retained by affiliated practices	(137,652)	(126,918)

Revenue	$524,996	$447,210

For the three months ended March 31, 2004 and 2003, the affiliated practices derived approximately 42% and 41% respectively, of their net patient revenue from services provided under the Medicare program and approximately 3% and 2% respectively, of their net patient revenue from services provided under the state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in 2004 and 2003. Changes in the payor reimbursement rates, particularly Medicare and Medicaid due to its concentration, or affiliated practices’ payor mix can materially and adversely affect the Company’s revenues.

The Company’s most significant and only service agreement to provide more than 10% of revenues is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 25% of the Company’s total revenues for the first quarter of 2004 and 2003.

NOTE 4 - STOCK-BASED COMPENSATION

At March 31, 2004, the Company had eight stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying Common Stock on the date of the grant are insignificant for the three months ended March 31, 2004 and 2003.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The Company also provides a benefit plan to non-employee affiliates, which is accounted for using fair value based accounting with compensation expense being recognized over the respective vesting period. The Company recognized $0.2 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$20,120	$16,250
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	0	(1,458)

Pro forma net income	$20,120	$14,792

Earnings per share:
Basic, as reported	$0.23	$0.17

Basic, pro forma	$0.23	$0.16

Diluted, as reported	$0.23	$0.17

Diluted, pro forma	$0.23	$0.16

NOTE 5 – INDEBTEDNESS

As of March 31, 2004 and December 31, 2003, respectively, the Company’s long-term indebtedness consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Credit facility	$—	$—
9.625% Senior Subordinated Notes due 2012	175,000	175,000
Lease facility	67,328	70,206
Subordinated notes	17,774	22,660
Capital lease obligations and other	242	294

	260,344	268,160
Less: current maturities	(74,849)	(79,748)

	$185,495	$188,412

On February 1, 2002, the Company entered into a $100 million five-year revolving credit facility (Credit Facility), which expires in February 2007. Proceeds from loans under the Credit Facility may be used to finance development of cancer centers and new PET systems, to provide working capital and for other general business uses. Costs incurred in connection with establishing the Credit Facility were capitalized and are being amortized over the term of the Credit Facility.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Borrowings under the Credit Facility are secured by substantially all of the Company’s assets. At the Company’s option, funds may be borrowed at the base interest rate or the London Interbank Offered Rate (LIBOR), plus an amount determined under a defined formula. The base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. No amounts have been borrowed or outstanding under the Credit Facility since its inception and through March 31, 2004.

Senior subordinated notes

On February 1, 2002, the Company issued $175 million in 9.625% senior subordinated notes (“Senior Subordinated Notes”) to various institutional investors in a private offering pursuant to Rule 144A. The notes were subsequently exchanged for substantially identical notes in an offering registered under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under the Senior Subordinated Notes are subordinated, in substantially all respects, to the Company’s Credit Facility and other “Senior Indebtedness,” as defined in the indenture governing the Senior Subordinated Notes. The Company believes that the carrying value of the Senior Subordinated Notes is not in excess of fair value at March 31, 2004.

Proceeds from the Senior Subordinated Notes were used to pay off previously existing indebtedness and to pay facility fees and expenses in connection with Company financings. Costs incurred in connection with establishing the Senior Subordinated Notes, including facility fees, were capitalized, and are being amortized over the term of those notes.

Leasing facility

The Company entered into a leasing facility in December 1997, under which a special purpose entity has constructed and owns certain of the Company’s cancer centers and leases them to the Company. The facility was funded by a syndicate of financial institutions and is secured by the property to which it relates and matures in June 2004.

As of March 31, 2004, the Company had $67.3 million outstanding under the lease facility, and no further amounts are available under that facility. The annual lease cost of the lease is approximately $2.9 million, based on the prevailing interest rate of 4.0% as of March 31, 2004. At March 31, 2004, the lessor under the lease held real estate assets (based on original acquisition and construction costs) of approximately $51.0 million and equipment of approximately $16.3 million (based on original acquisition cost) at fifteen locations.

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

The lease matures in June 2004. The Company anticipates refinancing substantially all of its indebtedness in connection with the merger transaction described in Note 2. The Company intends to extend the maturity of the lease to allow such a refinancing in the event the merger transaction does not close prior to its maturity. In the event the merger is not consummated or if the Company does not extend the term, the Company would pay the lease in full at its maturity and anticipates having sufficient cash available to make such payment.

Subordinated notes

The subordinated notes were issued in substantially the same form and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at March 31, 2004 bear interest at 7%, are due in installments through 2007, and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Capital lease obligations and other indebtedness

Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. Other indebtedness consists principally of installment notes and bank debt, with varying interest rates, assumed in affiliation transactions.

NOTE 6 – CAPITALIZATION

In November 2002, the Board of Directors of the Company authorized the repurchase of up to an additional $50.0 million in shares of its common stock in public or private transactions. Through December 31, 2002, the Company repurchased 884,000 shares of its Common Stock for $7.8 million, at an average price of $8.77 per share. During 2003, in connection with this authorization, the Company repurchased 5.0 million shares of stock for $42.2 million, at an average price of $8.42 per share, which completed this authorization.

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

The table below sets forth the Company’s repurchase activity during the first quarter of 2004 (in thousands except of average price paid per share):

	Average Price Paid per share	Shares Purchased as Part of Publicly Announced Plan	Dollar Value Shares that may yet be Purchased Under the Plan
January 1, 2004 – January 31, 2004	$10.78	0.4	—
February 1, 2004 – February 29, 2004	$—	—	—
March 1, 2004 – March 31, 2004	$—	—	—

Total	$10.78	0.4	—

The table below sets forth the Company’s Treasury Stock activity (shares in thousands):

Shares
Treasury Stock shares as of January 1, 2003	5,748
Treasury Stock purchases during 2003	10,222
Treasury Stock issued in connection with affiliation transactions and exercise of employee stock options	(4,032)

Treasury Stock shares as of January 1, 2004	11,938
Treasury Stock purchases	394
Treasury Stock issued in connection with affiliation transactions and exercise of employee stock options	(3,243)

Treasury Stock shares as of March 31, 2004	9,089

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 7 – EARNINGS PER SHARE

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

The following table summarizes the determination of shares used in per share calculations for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Outstanding at end of period:
Common Stock	95,301	95,301
Common Stock to be issued	916	3,209

	96,217	98,510
Treasury Stock	(9,089)	(5,056)
Effect of weighting	(1,140)	(482)

Shares used in per share calculations-basic	85,988	92,972
Effect of weighting and assumed for grants of stock options at less than average market price	3,288	1,660

Shares used in per share calculations-diluted	89,276	94,632

Anti-dilutive stock options (options where exercise price is greater than the average market price) not included above	986	5,837

NOTE 8 – SEGMENT FINANCIAL INFORMATION

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

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by service line. The Company’s reportable segments are medical oncology services, cancer center services, and other services which primarily consist of cancer research services. Under the medical oncology services segment, the Company purchases and manages specialty oncology pharmaceuticals and provides practice management services to medical oncology practices. Under the cancer center services segment, the Company develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. Under the other services segment, the Company contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. Results of operations for the medical oncology services segment and other services segment include arrangements under both our PPM and service line model. We provide cancer center services only in PPM arrangements.

Asset information by reportable segment is not reported since the Company does not produce such information internally.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The table below presents information about reported segments for the quarter ended March 31, 2004 and 2003 (in thousands):

Quarter Ended 2004:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Net operating revenue	$562,704	$87,836	$12,108	$—	$662,648
Amounts retained by affiliated practices	(111,776)	(26,772)	896	—	(137,652)

Revenue	450,928	61,064	13,004	—	524,996
Depreciation and amortization	(10)	(7,865)	(241)	(10,838)	(18,954)
Other operating expenses	(403,719)	(39,885)	(12,656)	(12,684)	(468,944)

Income (loss) from operations	$47,199	$13,314	$107	$(23,522)	$37,098

Quarter Ended 2003:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Net operating revenue	$480,668	$79,292	$14,168	$—	$574,128
Amounts retained by affiliated practices	(100,844)	(24,987)	(1,087)	—	(126,918)

Revenue	379,824	54,305	13,081	—	447,210
Depreciation and amortization	(20)	(5,836)	(209)	(12,748)	(18,813)
Operating expenses	(332,708)	(36,946)	(11,824)	(15,577)	(397,055)

Income (loss) from operations	$47,096	$11,523	$1,048	$(28,325)	$31,342

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As disclosed in Part II, Item 1, under the heading “Legal Proceedings,” the Company is aware that it and certain of its subsidiaries and affiliated practices have in the past been subject of qui tam lawsuits filed under seal alleging healthcare law violations. Although the suits of which the Company is aware have been dismissed, because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

In addition, as disclosed in Part II, Item 1, under the heading “Legal Proceedings,” several lawsuits naming the Company and each of its directors as defendants have been filed. Each of the suits relates to the proposed merger transaction described in Note 2. The Company believes these suits are without merit and intends to vigorously defend itself. However, there can be no assurance that it will ultimately prevail. In addition, the Company’s bylaws provide for indemnification by the Company of its directors in connection with these lawsuits.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 10 – RECENT PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements for the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Additionally, in December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The adoption of FIN 46R in January 2004 had no impact on the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2004.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K for 2003 filed with the Securities and Exchange Commission (SEC).

General

We provide comprehensive services to our network of affiliated practices, made up of more than 875 affiliated physicians in over 470 sites, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.2 billion of pharmaceuticals through a network of 45 licensed pharmacies, 145 pharmacists and 278 pharmacy technicians. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 80 integrated community-based cancer centers and manage over one million square feet of medical office space. We also have installed and manage 24 Positron Emission Tomography Systems (PET).

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently supervise 222 clinical trials, supported by our network of approximately 620 participating physicians in more than 170 research locations.

We provide these services through two business models: the physician practice management (PPM) model, under which we provide all of the above services under a single contract with one fee based on overall performance; and the service line model, under which practices contract with the company to purchase only the pharmaceutical aspects of medical oncology services and/or cancer research services, each under a separate contract, with a separate fee methodology for each service. Most of our revenues (90.2% during the first quarter 2004) was derived under the PPM model.

The Merger Transaction

On March 20, 2004, Holdings and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology pursuant to which Oiler Acquisition Corp. will be merged with and into US Oncology, with US Oncology continuing as the surviving corporation. If the transaction is consummated, we would become a private company owned by Holdings. Members of our senior management, including our Chairman and CEO, will continue as employees, participate in the merger by purchasing equity securities in Holdings and be awarded equity securities in Holdings. Both Holdings and Oiler Acquisition Corp. are Delaware corporations that were formed by Welsh,

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Carson for the purpose of completing the merger and related financing transactions. Currently, Welsh Carson directly owns approximately 14.5% of our outstanding common stock and, together with its co-investors and our directors and executive officers that participate in the merger, would own all the capital stock of Holdings when and if the merger is consummated.

If the merger is completed, each issued and outstanding share of our common stock (other than shares owned by Holdings and Oiler Acquisition Corp.) will be converted into the right to receive $15.05 in cash, subject to the rights of dissenting stockholders who exercise and perfect their appraisal rights under Delaware law. Each outstanding option for our common stock will be canceled in exchange for (1) the excess, if any, of $15.05 over the per share exercise price of the option multiplied by (2) the number of shares of common stock subject to the option, net of any applicable withholding taxes. Outstanding rights to receive shares of common stock under existing delayed stock delivery agreements between us and certain physicians will be canceled in exchange for an amount in cash equal to (1) $15.05 multiplied by (2) the number of shares of common stock otherwise issuable under the delayed stock delivery agreements on the scheduled delivery dates, net of any applicable withholding taxes.

Our Board of Directors approved the merger following the unanimous recommendation of a special committee composed of independent directors Boone Powell, Jr., Burton S. Schwartz, M.D. and Vicki H. Hitzhusen. The special committee and the Board received an opinion from Merrill Lynch & Co. as to the fairness, from a financial point of view, of the consideration to be received by our stockholders (other than Welsh Carson, its affiliates and members of our board or management that participate in the merger) in the merger transaction.

The closing of the merger is subject to various conditions contained in the merger agreement, including the approval by the holders of a majority of our shares held by stockholders other than Welsh Carson, its co-investors and members of our board or management that participate in the merger, in addition to majority stockholder approval statutorily required for a merger. Additional conditions include the closing of financing arrangements as set forth in bank commitment letters that have been received by Holdings, the tender of not less than a majority of the aggregate principal amount of our outstanding 9 5/8% Senior Subordinated Notes and other customary conditions.

In addition, as disclosed in Part II, Item 1, under the heading “Legal Proceedings,” several lawsuits naming us and each of our directors as defendants have been filed in connection with the proposed merger. We believe these suits are without merit and intend to vigorously defend against them. However, there can be no assurance that we will ultimately prevail. In addition, our bylaws provide for indemnification by us of our directors in connection with these lawsuits.

We have filed preliminary proxy materials with SEC. Once the SEC has given clearance to these proxy materials, they will be sent to stockholders in connection with a special meeting called in connection with the merger. We have also filed under the Hart-Scott-Rodino Act and were granted early termination of the waiting period on May 7, 2004. Depending on clearance of regulatory authorities and the satisfaction of other conditions precedent to the merger, we anticipate holding a meeting of stockholders to vote on the merger in late June or early July 2004.

Our Strategy

Our mission is to increase access to and advance the delivery of high-quality cancer care in America. We do this by offering physicians services to enable them to provide cancer patients with a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology, diagnostic services, access to clinical trials, patient education and other services, primarily in a community setting. We aim to enhance efficiency and lower cost structures at our affiliated practices, while enabling them to continue to deliver quality patient care.

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

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

We intend to continue to offer practices and physicians the opportunity to take advantage of our services through a comprehensive strategic alliance, encompassing all of the management services we offer. We also continue to offer medical oncology practices who do not wish to obtain comprehensive services our less comprehensive, lower cost “service line” option.

During the last several years, we have worked to enhance the platform upon which we hope to build. Our model conversions and disaffiliations have stabilized our network by aligning our incentives with those of our affiliated practices, better ensuring that our economic arrangements are sustainable and eliminating the distraction of underperforming practices and assets.

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

Under most of our PPM agreements, we are compensated under the “earnings model.” Under that model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the first quarter of 2004, 73.9% of our revenue was derived from affiliated practices managed under agreements on the earnings model. PPM agreements accounting for 16.3% of our revenue are under the net revenue model described below. In some states, our agreements provide for a fixed management fee.

Of our first quarter 2004 revenue, 8.2% was derived under the service line model. Under our service line agreements, fees include payment for pharmaceuticals and supplies used by the group, reimbursement for certain pharmacy related expenses and payment for the other services we provide. Rates for our services typically are based on the level of services required by the practice.

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

The net revenue model does not appropriately align our and our practices’ economic incentives, since the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, we have been seeking to convert net revenue model practices to the earnings model since the beginning of 2001. In some cases, net revenue model practices have converted instead to the service line model or disaffiliated entirely. Of our 2000 revenue,

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

56.3% was derived from net revenue model practices, while only 16.3% of our first quarter 2004 revenue was derived from practices under the net revenue model as of March 31, 2004. We no longer enter into new affiliations under the net revenue model.

Conversions and disaffiliations have helped to stabilize our operating platform. The percentage of Field EBITDA that we retained as management fees (not including reimbursement for practice expenses) declined from 42% in 1999 to 38% in 2000 and 35% in 2001. With the implementation of our realignment strategy, the percentage of Field EBITDA has been steady, at 34% in both 2002 and 2003. For the three months ended March 31, 2004 the percentage of Field EBITDA was 33%.

Since announcing our initiative to convert practices away from the net revenue model in November 2000, we have recorded charges of $251.3 million relating to impairment of net revenue model practices resulting either from termination of those agreements or the determination that their carrying values were not recoverable. As of March 31, 2004, only one net revenue model service agreement, with a carrying value of $22.2 million, was reflected on our balance sheet.

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

The merger transaction discussed above is subject to numerous risks and uncertainties, including the possibility that the merger may not occur due to the failure of the parties to satisfy the conditions in the merger agreement, such as the inability of Holdings to obtain financing, our failure to obtain stockholder approval or the occurrence of events that would have a material adverse effect on us as described in the merger agreement.

Additional risks and uncertainties relating to our operations include recent legislation relating to prescription drug reimbursement under Medicare, including the way in which such legislation is implemented with respect to modifications in practice expense reimbursement, calculation of average sales price, implementation of third-party vendor programs and other matters, the impact of the recent legislation on other aspects of our business (such as private payor reimbursement, our ability to obtain favorable pharmaceutical pricing, the ability of practices to continue offering chemotherapy services to Medicare patients or maintaining existing practice sites, physician response to the legislation, including with respect to retirement or choice of practice setting, development activities, and the possibility of additional impairments of assets, including management services agreements), reimbursement for pharmaceutical products generally, our ability to maintain good relationships with existing practices, expansion into new markets and development of existing markets, our ability to complete cancer centers and PET facilities currently in development, our ability to recover the costs of our investments in cancer centers, our ability to complete negotiations and enter into agreements with practices currently negotiating with us, reimbursement for health-care services, continued efforts by payors to lower their costs, government regulation and enforcement, continued relationships with pharmaceutical companies and other vendors, changes in cancer therapy or the manner in which care is delivered, drug utilization, increases in the cost of providing cancer treatment services and the operations of the company’s affiliated physician practices. Please refer to our filings with the SEC, including our Annual Report on Form 10-K for 2003, as amended, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

The cautionary statements contained or referred to in this report should be considered in connection with any written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake any obligation to release any revisions to or to update publicly any forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events.

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

Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded charges to reflect revisions in our valuations of accounts receivable as a result of actual collections patterns or a sale of accounts receivable. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we continue to evaluate receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payors, such as the recent changes in Medicare reimbursement.

Please refer to the “Critical Accounting Policies” section of our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our critical accounting policies. Management believes such critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation of the results of affiliated practices, revenue recognition (including calculation of physician compensation), general estimates of accruals, including accruals relating to accounts receivable, and intangible asset amortization and impairment.

Recent Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements for the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Additionally, in December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The adoption of FIN 46R in January 2004 had no impact on the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2004.

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make restatements.

US Oncology, Inc

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

“Net patient revenue” is the net revenue of our affiliated practices under the PPM model for services rendered to patients by those affiliated practices and revenue from sales of pharmaceuticals directly to patients by retail pharmacies owned by us. Net patient revenue is the largest component (91.1% for the three months ended March 31, 2004) of net operating revenue. It is a useful measure because it gives investors a sense of the overall operations of our PPM network because we are responsible for billing and collecting such amounts.

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

“EBITDA Margin” is EBITDA divided by net operating revenue. Like EBITDA and Field EBITDA, EBITDA margin provides an indication of our overall operational performance, without taking into account the effect of physician compensation and corporate general and administrative expense.

Results of Operations

The Company was affiliated (including under the service line) with the following number of physicians, by specialty:

	March 31,
	2004	2003
Medical oncologists/hematologists	738	693
Radiation oncologists	122	115
Other oncologists	37	39

Total oncologists/hematologists	897	847
Diagnostic radiologists	—	38

Total physicians	897	885

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

The following table sets forth the sources for growth in the number of physicians affiliated with the Company:

	Three Months Ended March 31,
	2004	2003
Affiliated physicians, beginning of period	897	884
Physician practice affiliations	3	13
Recruited physicians	13	9
Physician practice separations	(13)	(10)
Retiring/Other	(3)	(11)

Affiliated physicians, end of period	897	885

The following table sets forth the number of cancer centers and PET units managed by the Company:

	Three Months Ended March 31,
	2004	2003
Cancer Centers, beginning of period	78	79
Cancer Centers opened	3	0
Cancer Centers closed	(1)	0
Cancer Centers disaffiliated	—	(3)

Cancer Centers, end of period	80	76

PET Systems	24	17

The following table sets forth the key operating statistics as a measure of the volume of services provided by our PPM practices:

	Three Months Ended March 31,
	2004	2003
Medical oncology visits(1)	578,708	585,686
Radiation treatments	164,557	165,542
PET scans	6,581	4,154
CT scans	23,082	16,090
New patients enrolled in research studies	743	874

(1)	Medical Oncology visits include consults by medical oncologists under our PPM model only and do not include service line results.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

	Three Months Ended March 31,
	2004	2003
Revenue	100.0%	100.0%
Operating expenses:
Pharmaceuticals and supplies	59.0	55.1
Field compensation and benefits	18.0	19.7
Other field costs	9.9	10.5
General and administrative	2.4	3.5
Depreciation and amortization	3.6	4.2

Income from operations	7.1	7.0
Interest expense, net	(0.9)	(1.2)

Income before income taxes	6.2	5.8
Income tax provision	(2.4)	(2.2)

Net income	3.8%	3.6%

Net Operating Revenue. Net operating revenue includes two components – net patient revenue and our other revenue:

The following table shows the components of our net operating revenue for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Net patient revenue	$603,426	$541,142
Other revenue	59,222	32,986

Net operating revenue	$662,648	$574,128

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

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Other Revenue. Our other revenues are primarily derived in three areas:

•	Service line fees. In the medical oncology services area under our service line agreements, we bill practices on a monthly basis for services rendered. These revenues include payment from the practices for all of the pharmaceutical agents used by the practice for which we are obligated to pay the pharmaceutical manufacturers, and a service fee for the pharmacy related services we provide.

•	GPO and data fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (GPO) for our affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect and compile.

•	Research fees. We receive fees for research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include some management fee, as well as per patient accrual fees and fees for achieving various study milestones.

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

Net operating revenue increased from $574.1 million in the first quarter of 2003 to $662.6 million in the first quarter of 2004, an increase of $88.5 million, or 15.4%. Same practice net operating revenue (which excludes the results of practices with which we disaffiliated since January 1, 2003) increased from $561.2 million for the first quarter of 2003 to $662.3 million for the quarter of 2004, an increase of $101.1 million, or 18.0%. Revenue growth was attributable to increases in medical oncology revenue and cancer center revenue.

Other revenue increased from $33.0 million in the first quarter of 2003 to $59.2 million in the first quarter of 2004, an increase of $26.2 million, or 79%. This increase was attributable to $27.1 million of operating revenue under the service line agreements, as well as an increase in group purchasing organization revenues, offset by a decline in research revenues.

The following table shows our net operating revenue by segment for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Medical oncology services	$562,704	$480,668
Cancer center services	87,836	79,292
Other services	12,108	14,168

	$662,648	$574,128

Medical oncology services net operating revenue increased from $480.7 million in the first quarter of 2003 to $562.7 million for the first quarter of 2004, an increase of $82.0 million or 17.1%. $27.1 million of such increase is attributed to growth in the service line model, including $7.8 million attributable to new markets, $8.2 million attributable to a conversion from the PPM model during the second quarter of 2003 and $11.1 million attributable to growth in the service line business existing during the first quarter of 2003. The remainder of the growth in medical oncology services revenue is attributable to increased fees for drug administration and use of more expensive chemotherapy agents and additional supportive care drugs. Growth of medical oncology services revenue during the first quarter of 2004 was partially offset by a 1.2% decline in medical oncology visits compared to the same period during 2003 as a result of PPM practice disaffiliations and conversions to the service line model. Service line model visits are not included in our patient volume statistics.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Cancer center services net operating revenue increased from $79.3 million in the first quarter of 2003 to $87.8 million for the first quarter of 2004, an increase of $8.5 million, or 10.8%. This increase is attributable to the addition of IMRT, an increase in radiology revenue from CT and PET scans and additional cancer centers. PET scans increased from 4,154 in the first quarter of 2003 to 6,581 in the first quarter of 2004, an increase of 58.4%. This growth was attributable to an increase in same-facility PET scans per day of 20.6% and the addition of 8 PET systems during 2003 and the first quarter of 2004. Radiation treatments decreased slightly from 165,542 in the first quarter of 2003 to 164,557 in the first quarter of 2004, or 0.6%. Same practice radiation treatments increased from 156,827 in the first quarter of 2003 to 158,102 in the first quarter of 2004, or 0.8%. In addition, since the first quarter of 2003 we have added a net total of 4 cancer centers (taking into account closures and disaffiliations). We currently have 11 cancer centers and 4 PET systems in various stages of development.

Other services net operating revenue decreased from $14.2 million in the first quarter of 2003 to $12.1 million for the first quarter of 2004, a decrease of $2.1 million, or 14.5%. The decrease is attributable to a decrease in research revenue. Patients enrolled in research trials decreased from 874 in the first quarter of 2003 to 743 in the first quarter of 2004.

Revenue. Our revenue is net operating revenue less the amount of net operating revenue retained by our affiliated physician practices under PPM service agreements.

The following presents the amounts included in determination of our revenue (in thousands):

	Three Months Ended March 31,
	2004	2003
Net operating revenue	$662,648	$574,128
Amounts retained by affiliated practices	(137,652)	(126,918)

Revenue	$524,996	$447,210

Amounts retained by practices increased from $126.9 million in the first quarter of 2003 to $137.7 million in the first quarter of 2004, an increase of $10.7 million, or 8.5%. Such increase in amounts retained by practices is directly attributable to the growth in net patient revenue combined with the increase in profitability of affiliated practices. Amounts retained by affiliated practices as a percentage of net operating revenue decreased from 22.1% to 20.8% for the first quarters of 2003 and 2004, respectively, primarily as a result of increases in service line model revenues. Under the service line model, net operating revenue does not include amounts retained by practices.

Revenue increased from $447.2 million for the first quarter of 2003 to $525.0 million for the first quarter of 2004, an increase of $77.8 million, or 17.4%. Revenue growth was caused by increases in net operating revenues.

The following table shows our revenue by segment for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Medical oncology services	$450,928	$379,824
Cancer center services	61,064	54,305
Other services	13,004	13,081

	$524,996	$447,210

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Medicare and Medicaid are the practices’ largest payors. For the three months ended March 31, 2004 and 2003, the affiliated practices derived approximately 42% and 41% respectively, of their net patient revenue from services provided under the Medicare program and approximately 3% and 2% respectively, of their net patient revenue from services provided under the state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in 2004 and 2003. Changes in the payor reimbursement rates, particularly Medicare and Medicaid due to its concentration, or affiliated practices’ payor mix can materially and adversely affect our revenues.

Pharmaceuticals and Supplies. Pharmaceuticals and supplies expense, which includes drugs, medications and other supplies used by the practices, increased from $246.6 million in the first quarter of 2003 to $309.5 million in the same period of 2004, an increase of $62.9 million, or 25.5%. As a percentage of revenue, pharmaceuticals and supplies increased from 55.1% in the first quarter of 2003 to 59.0% in the same period in 2004, primarily because of an increase in our service line business and an increase in pharmaceutical revenue as a percentage of total revenue.

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices’ employees (other than physicians), increased from $87.9 million in the first quarter of 2003 to $94.6 million in the first quarter of 2004, an increase of $6.7 million, or 7.6%. As a percentage of revenue, field compensation and benefits decreased from 19.7% in the first quarter of 2003 to 18.0% in the first quarter of 2004. The decrease as a percentage of revenue is primarily attributable to economies of scale resulting from the increase in pharmaceutical, diagnostic and radiation revenue.

Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $47.0 million in the first quarter of 2003 to $52.1 million in the first quarter of 2004, an increase of $5.2 million, or 11.0%. As a percentage of revenue, other field costs decreased from 10.5% in the first quarter of 2003 to 9.9% in the first quarter of 2004 as a result of growth in pharmaceutical, diagnostic and radiation revenue.

General and Administrative. General and administrative expenses decreased from $15.6 million in the first quarter of 2003 to $12.7 million in the first quarter of 2004, a decrease of $2.9 million, or 18.6% due to a reductions in personnel and other costs during 2003, as well as expenses for strategic planning and lobbying costs incurred during the first quarter of 2003. As a percentage of revenue, general and administrative costs decreased from 3.5% in the first quarter 2003 to 2.4% in the first quarter 2004.

Overall, we experienced a decline in operating margins with earnings before taxes, interest, depreciation and amortization, EBITDA, as a percentage of revenue, decreasing from 11.2% in the first quarter of 2003 to 10.7% in the first quarter of 2004.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

The following is the EBITDA of our operations by operating segment for the three months ended March 31, 2004 and 2003 (in thousands):

Three Months Ended March 31, 2004:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Net operating revenue	$562,704	$87,836	$12,108	$—	$662,648
Amounts retained by affiliated practices	(111,776)	(26,772)	896	—	(137,652)

Revenue	450,928	61,064	13,004	—	524,996
Operating expenses	(403,729)	(47,750)	(12,897)	(23,522)	(487,898)

Income (loss) from operations	47,199	13,314	107	(23,522)	37,098
Depreciation and amortization	10	7,865	241	10,838	18,954

EBITDA	$47,209	$21,179	$348	$(12,684)	$56,052

Three Months Ended March 31, 2003:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Net operating revenue	$480,668	$79,292	$14,168	$—	$574,128
Amounts retained by affiliated practices	(100,844)	(24,987)	(1,087)	—	(126,918)

Revenue	379,824	54,305	13,081	—	447,210
Operating expenses	(332,728)	(42,782)	(12,033)	(28,325)	(415,868)

Income (loss) from operations	47,096	11,523	1,048	(28,325)	31,342
Depreciation and amortization	20	5,836	209	12,748	18,813

EBITDA	$47,116	$17,359	$1,257	$(15,577)	$50,155

Medical oncology services EBITDA margin decreased from 9.8% in the first quarter of 2003 to 8.4% in the first quarter of 2004. This decrease is attributable to an increase in lower margin pharmaceuticals and increase in service line revenues.

Cancer center services EBITDA margin increased from 21.9% in the first quarter of 2003 to 24.1% in the first quarter of 2004. This increase is attributable to exiting from unprofitable sites, investment in technology such as intensity modulated radiation therapy (IMRT), CT and PET, and growth in same practice treatments.

Interest. Net interest expense decreased from $5.1 million in the first quarter of 2003 to $4.4 million in the first quarter of 2004, a decrease of $0.8 million, or 14.6%, because of a reduction in outstanding indebtedness. As a percentage of revenue, net interest expense decreased from 1.2% for the first quarter of 2003 to 0.9% for the first quarter of 2004.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Income Taxes. We recognized an effective tax rate of 38.5% for the first quarter of 2004 and 38.0% for the first quarter of 2003.

Net Income. Net income increased from $16.3 million, or $0.17 per diluted share, in the first quarter of 2003 to $20.1 million, or $0.23 per share, in the first quarter 2004, an increase of $3.9 million or 23.8%. Net income as a percentage of revenue increased from 3.6% in the first quarter of 2003 to 3.8% in the first quarter of 2004.

Liquidity and Capital Resources

As of March 31, 2004, we had net working capital of $184.8 million, including cash and cash equivalents of $152.0 million. We had current liabilities of $389.6 million, including $74.8 million in current maturities of long-term debt, and $185.5 million of long-term indebtedness. During the first quarter of 2004, we provided $43.5 million in net operating cash flow, invested $21.5 million, and provided cash from financing activities in the amount of $5.5 million. As of April 26, 2004, we had cash and cash equivalents of approximately $183.0 million.

Cash Flows from Operating Activities

During the first quarter of 2004, we provided $43.5 million in cash flows from operating activities as compared to using $1.1 million in the comparable prior year period. The increase in cash flow is primarily due to advance purchases of certain pharmaceutical products paid for during 2003, and timing of certain working capital payments.

Cash Flows from Investing Activities

During the first quarter of 2004 and 2003, we expended $21.5 million and $16.9 million in capital expenditures, including $19.4 million and $13.1 million on the development and construction of cancer centers, respectively. Maintenance capital expenditures were $2.1 million and $3.8 million in the first quarters of 2004 and 2003, respectively. For all of 2004, we anticipate expending a total of approximately $30-$35 million on maintenance capital expenditures and approximately $55-$60 million on development of new cancer centers and PET installations, which may be acquired pursuant to operating leases or purchased.

Cash Flows from Financing Activities

During the first quarter of 2004, we provided cash from financing activities of $5.5 million as compared to cash used of $12.7 million in the first quarter of 2003.

On February 1, 2002, we entered into a five-year $100 million syndicated revolving credit facility and terminated our existing syndicated revolving credit facility. Proceeds under that credit facility may be used to finance the development of cancer centers and new PET systems, to provide working capital or for other general business purposes. No amounts have been borrowed under that facility. Our credit facility bears interest at a variable rate that floats with a referenced interest rate. Therefore, to the extent we have amounts outstanding under the credit facility in the future, we would be exposed to interest rate risk under our revolving credit facility.

On February 1, 2002, we issued $175 million in 9.625% Senior Subordinated Notes due 2012 (“Senior Subordinated Notes”) to various institutional investors in a private offering under Rule 144A under the Securities Act of 1933. The notes were subsequently exchanged for substantially identical notes in an offering registered under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under those notes are subordinated in substantially all respects to payments under our revolving credit facility and certain other debt.

We entered into a leasing facility in December 1997, which we have used to finance the acquisition and development of cancer centers. Since December 31, 2002, the lease has been classified as indebtedness on our financial statements since we have guaranteed 100% of the residual value of the properties in the lease since that date. As of March 31, 2004, we had $67.3 million outstanding under the facility and no further amounts are available under that facility. The annual cost of the lease is approximately $2.9 million, based on interest rates in effect as of March 31, 2004. The lease matures in June 2004. We anticipate refinancing substantially all of our indebtedness in connection with the merger transaction described above. We intend to extend the maturity of the

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

lease to allow such a refinancing in the event the merger transaction does not close prior to its maturity. In the event the merger is not consummated or if we do not extend the term, we would pay the lease in full at its maturity and anticipate having sufficient cash available to make such payment.

Because the lease payment floats with a referenced interest rate, we are also exposed to interest rate risk under the leasing facility. An increase of one percent in the referenced rate would result in an increase in lease payments of approximately $0.7 million annually.

Borrowings under the revolving credit facility and advances under the leasing facility bear interest at a rate equal to a rate based on prime rate or the London Interbank Offered Rate, based on a defined formula. The revolving credit facility, leasing facility and Senior Subordinated Notes contain affirmative and negative covenants, including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness and prohibitions on the payment of dividends. Events of default under our revolving credit facility, leasing facility and Senior Subordinated Notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as security under the credit facility and the guarantee obligations of our leasing facility.

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

Us Oncology, Inc

Item 3. Quantitative and Qualitative Disclosures about Market Risks

In the normal course of business, our financial position is routinely subjected to a variety of risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

Among these risks is the market risk associated with interest rate movements on outstanding debt. Any borrowings under the credit facility and leasing facility contain an element of market risk from changes in interest rates. As of March 31, 2004, we had no outstanding borrowings under our credit facility and $67.3 million outstanding under the leasing facility. Historically, at times we have managed this risk, in part, through the use of interest rate swaps; however, no such agreements were entered into in the first quarter of 2004. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during the first quarter of 2004.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 2004. The market values that result from these computations are compared with the market values of these financial instruments at March 31, 2004. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of our financial instruments.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

The CEO and CFO note that, there have been no change in internal controls over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Us Oncology, Inc

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

We have become aware that we and certain of our subsidiaries and affiliated practices are the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits) that remain under seal, meaning they were filed on a confidential basis with a U.S. federal court and are not publicly available or disclosable. The United States has determined not to intervene in any of the qui tam suits of which we are aware and all but one of such suits has been dismissed. The individuals who filed the remaining claim of which we are aware may still pursue the litigation, although none of those individuals has indicated intent to do so. Because qui tam actions are filed under seal, there is a possibility that we could be the subject of other qui tam actions of which we are unaware. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with law.

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

Seven purported class action lawsuits relating to proposed merger transaction described above have been filed naming us and each of our directors as defendants. Four of the lawsuits also name Welsh Carson as a defendant and two also name Oiler Acquisition Corp. The suits were filed on or after March 22, 2004. The complaints allege, among other things, that the defendants have breached their fiduciary duties to the stockholders of US Oncology by entering into the merger agreement. Among other things, the consideration offered in the merger is alleged to be inadequate and a result of unfair dealings. One of the lawsuits alleges that two of the three directors on the special committee, and several other directors, are not independent, and that certain facts were not disclosed. The complaints seek an injunction against the proposed transaction or, if it is consummated, rescission of the transaction and imposition of a constructive trust, as well as money damages, attorneys’ fees, expenses and other relief. Additional lawsuits could be filed in the future. We believe that these lawsuits lack merit and intend to vigorously defend them. Three of the lawsuits were filed in the Court of Chancery of the State of Delaware and four of the lawsuits were filed in District Courts in Harris County, Texas by purported stockholders of US Oncology on behalf of all similarly situated stockholders. Each lawsuit alleges that a class should be certified and the plaintiff be named as representative of the purported class. No class has been certified at present and accordingly, we regard all the actions to date as purported class actions.

Us Oncology, Inc

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) In August 2003 the Board of Directors of the Company authorized the repurchase of $50.0 million in shares of its common stock in public or private transactions. Through December 31, 2003, the Company had repurchased 5.2 million shares of its common stock for $45.3 million, at an average price of $8.70 per share. In January 2004, the Company repurchased 0.4 million shares of its Common Stock for $4.2 million at an average price of $10.78 per share, completing this authorization.

The table below sets forth the Company’s repurchase activity during the first quarter of 2004 (in thousands except of average price paid per share):

	Average Price Paid per share	Shares Purchased as Part of Publicly Announced Plan	Dollar Value Shares that may yet be Purchased Under the Plan
January 1, 2004 – January 31, 2004	$10.78	0.4	—
February 1, 2004 – February 29, 2004	$—	—	—
March 1, 2004 – March 31, 2004	$—	—	—

Total	$10.78	0.4	—

All shares purchased by the Company during the quarter were purchased under the publicly announced plan.

Us Oncology, Inc

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 20, 2004, among Oiler Holding Company, Oiler Acquisition Corp. and US Oncology, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K dated March 20, 2004 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K/A filed June 17, 1999 and incorporated herein by reference)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Form 10-K filed March 21, 2003 and incorporated herein by reference)

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from the Company’s Form 8-A filed June 2, 1997).

4.2	Indenture dated February 1, 2002 among US Oncology, Inc., the Guarantors named therein, and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Company’s Form 8-K filed February 5, 2002).

4.3	Amendment No. 1, dated as of March 20, 2004, amends the Rights Agreement dated as of May 29, 1997 (as amended and in effect from time to time, the “Rights Agreement”), between US Oncology, Inc., a Delaware corporation (the “Corporation”), and American Stock Transfer & Trust Company, as Rights Agent (the “Rights Agent”). Terms not otherwise defined herein shall have the meanings assigned to such terms in the Rights Agreement. (filed as exhibit 4.1 to the Company’s Form 8-K dated March 20, 2004 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

The Company filed an 8-K on March 1, 2004, disclosing under Item 12 a company press release regarding its results of operations for the fourth quarter and full year 2003.

The Company filed an 8-K on March 22, 2004, disclosing under Item 5 that the Company had entered into a merger agreement.

The Company filed an 8-K on March 24, 2004, disclosing under Item 5 the existence of several lawsuits relating to the merger agreement described above.

Us Oncology, Inc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY, INC.

Date: May 7, 2004:	By:	/s/ R. Dale Ross
R. Dale Ross, Chief Executive Officer
(duly authorized signatory)

Date: May 7, 2004:	By:	/s/ Bruce D. Broussard
Bruce D. Broussard, Chief Financial Officer
(principal financial and accounting officer)