Form 10-K/A
period 2003-12-31
US ONCOLOGY INC
filed 2004-05-25
CIK 943061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

Net patient revenue includes amounts not included in our reported revenue. All amounts included in other revenue are included in our reported revenue. We disclose “net patient revenue” to give you a sense of the size and operating trends of the business we manage under our PPM arrangements under which we are responsible for billing and collecting all practice revenues. Net patient revenue comprises all of the revenues we bill and collect for affiliated practices under the PPM model. Net patient revenue is recorded when services are rendered based on established or negotiated rates reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

Other Revenue. Other revenues are primarily derived from three areas:

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

The following tables show net operating revenue and revenue by segment for the year ended December 31, 2003 and 2002 (in thousands):

Net Operating Revenue by Segment

	Year Ended December 31, 2003	Year Ended December 31, 2002
Medical oncology services	$2,123,203	$1,758,626
Cancer center services	317,588	304,477
Other	59,151	63,143

	$2,499,942	$2,126,246

Revenue by Segment

	Year Ended December 31, 2003	Year Ended December 31, 2002
Medical oncology services	$1,683,854	$1,382,412
Cancer center services	224,136	208,195
Other	57,735	58,294

	$1,965,725	$1,648,901

Medical oncology net operating revenue increased from $1,759 million in 2002 to $2,123 million in 2003 an increase of 20.7%. Medical oncology revenue increased from $1,382.4 million in 2002 to $1,683.8 million in 2003 an increase of 21.8%. The increases in medical oncology revenue and net operating revenue are attributable to an increase in pharmaceutical revenue as well as the addition of 124 physicians.

Cancer center net operating revenue increased from $304.5 million to $317.6 million, an increase of 4.3%. Cancer center revenue increased from $208.2 million to $224.1 million, an increase of 7.7%. Cancer center revenue increased as a result of the addition of 23 IMRTs, the opening of four cancer centers and an increase in PET scans of 56.9% over the prior year. Growth of the cancer center revenue was partially offset by the closing of one cancer center in 2003 and two cancer centers in 2002. Radiation treatments per day decreased from 2,592 to 2,538, while same store radiation treatments per day increased from 2,496 to 2,502.

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

As part of the introduction of the service line strategy in late 2001, during 2002 we began managing our business through our service lines—Oncology Pharmaceutical Services, Cancer Center Services, Cancer Research Services, and Physician Practice Management. Prior to 2002, we managed our business on a practice-by-practice basis, viewing cancer centers as an integrated part of a long-term PPM relationship. Through our service line initiative, we developed separate management and systems for our service lines, including our cancer center operations. As a result, we commenced segment reporting at the beginning of 2002, and during 2002 assembled management, systems and personnel, both regionally and at the corporate level, to manage that product line independently. During the third and fourth quarter of 2002, we began to monitor the financial performance of each cancer center individually.

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

During the fourth quarter of 2002, we determined to close certain centers and came to an agreement with some of those practices, as to how costs of certain underperforming centers would be borne. We will, from time to time, take actions or make adjustments to our agreements with practices that result in what we believe to be short-term adverse impact to us, in order to enhance long-term value.

The $27.6 million fixed asset charge during the fourth quarter of 2002 was based upon our determination as a result of transitional activity during that quarter, that assets relating to 16 of our 79 cancer centers had become partially impaired. A summary of the activity involved is as follows:

•	$8.1 million relates to eight cancer centers that became impaired during the fourth quarter of 2002 based upon our decision to close or dispose of such centers, comprising (i) two cancer centers we sold, one we leased to a departing physician, one we closed, and two we agreed to close and replace for a practice that in part converted to the earnings model and in part disaffiliated in the first quarter of 2003; (ii) one cancer center we determined to sell during the fourth quarter of 2002 and sold in the second quarter of 2003 in connection with the anticipated departure of radiation oncologists from a group, the remainder of which converted to the service line during 2003; and (iii) one cancer center we closed as part of a consolidation of services within one market.

•	$14.1 million relates to five cancer centers used by groups that had converted to the earnings model. The centers became impaired as a result of our ongoing discussions with physician practices during the latter part of 2002 regarding underperforming centers. In some of these discussions we have agreed to assume greater liability for underperforming assets or for cancer center closures. Three of these centers were opened during 2001, and we generally cannot fully assess the long-term value of a center until after a “ramp-up” period of 12 to 18 months.

•	$5.4 million relates to three cancer centers that became impaired during the fourth quarter of 2002, comprising (i) one center in which we determined that our relationship with the practice, as well as the announced departure of several physicians from that practice, meant improvement in substandard performance was unlikely and (ii) two centers in which management had determined that its remedial actions taken since opening had been ineffective and additional remedial actions were unlikely to improve performance.

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

The following is a summary of the Company’s significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has determined that none of its existing service agreements meets requirements for consolidation under accounting principles generally accepted in the United States of America. Specifically, the Company does not have an equity ownership interest in any of the practices managed under any service agreement. Furthermore the Company’s service agreements specifically do not give the Company “control” as discussed in EITF 97-2 that would be required for the Company to consolidate based upon such service agreements.

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

NOTE 2—REVENUE

The Company provides the following services to physician practices: medical oncology services, cancer center services, and cancer research services. The Company currently earns revenue from physician practices under two models, the physician practice management (PPM) model, and the service line model. Under the PPM model, the Company enters into long term agreements with affiliated practices to provide comprehensive services, including all those described above, and the practices pay the Company a service fee and reimburse all expenses. Under the service line model, medical oncology services and cancer research services are offered by the Company under separate agreements for each service line.

The following table shows the components of net operating revenue for the years ended December 31, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2003	2002
Net patient revenue	$2,301,202	$2,042,885
Other revenue	198,740	83,361

Net operating revenue	$2,499,942	$2,126,246

Net patient revenue comprises all of the revenues of practices the Company bills and collects for affiliated practices under the PPM model and includes amounts not included in the Company’s reported revenue. All amounts included in other revenue are included in the Company’s reported revenue.

Other Revenue. The Company’s other revenues are primarily derived in three areas:

•	Service line fees. In the medical oncology services area under the Company’s service line agreements, the Company bills practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which the Company must pay the pharmaceutical manufacturers, and a service fee for the pharmacy related services the Company provides.

•	GPO and data fees. The Company receives fees from pharmaceutical companies for acting as a group purchasing organization (GPO) for its affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data the Company collects and compiles.

•	Research fees. The Company receives fees for research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include some management fee, as well as per patient accrual fees and fees for achieving various study milestones.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of May, 2004.

US ONCOLOGY, INC.

By:	/S/ BRUCE D. BROUSSARD

Bruce D. Broussard
Chief Financial Officer