Form 10-K/A
period 2003-12-31
US ONCOLOGY INC
filed 2004-07-19
CIK 943061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-3

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

The registrant hereby amends Part I, Part II and Part IV of its Annual Report on Form 10-K for the year ended December 31, 2003, as set forth on the pages attached hereto.

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

Medical oncologists under our PPM model receive all of our medical oncology services, while physicians under our service line model contract only for the oncology pharmaceutical services aspect of this business line. The pharmaceutical services we offer under the PPM model and the service line are the same.

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

During 2003, approximately $1.6 billion, out of a total of $2.5 billion, of the amount billed by affiliated practices to all payors was attributable to pharmaceuticals. Under the PPM model, our results of operations are dependent on the results of our affiliated practices. Because revenues attributable to pharmaceuticals are such a significant part of affiliated practices’ business and, consequently, our business, factors that adversely affect those revenues or the cost structure underlying those revenues are likely to adversely affect our business. The risk factors below discuss several of those factors.

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

Significant discretion is given to the Secretary of Health and Human Services in implementing this increase and other aspects of the law, including setting ASP or an alternative basis for reimbursement and implementing a third-party vendor option for pharmaceutical sales. Nevertheless, it is clear that the new reimbursement methodology will adversely impact financial results of oncologists, including those in the US Oncology network, with respect to Medicare patients, which will, in turn, under our service agreements with affiliated practices adversely impact our financial results. Medicare is our affiliated PPM practices’ largest payor, representing approximately 41% of revenue generated by affiliated practices on the PPM model. During 2004, we believe that the reductions in reimbursement for drugs will be largely offset by the increase in reimbursement for other practice expenses, with the main impact of the legislation on oncology reimbursement occurring in 2005 and beyond.

Application of the expected Medicare 2005 reimbursement rates to our historical results of operations for 2003 would reduce, on a pro forma basis, our net revenue and net operating income for 2003 by approximately $40 million to $45 million. To arrive at those results, we mathematically applied those 2005 rates to our net revenue for 2003 and made no other adjustment to our historical results. The pro forma financial information is for illustrative purposes only, and we do not believe the information is indicative of future results. Other matters that could impact our future results include the risk factors described herein, as well as: (a) any growth in our business, including from new cancer centers, PET system installations or otherwise expanding operations of affiliated physician groups, (b) the extent to which non-governmental payors change their reimbursement rates, (c) changes in practice performance or behavior, including the extent to which physicians continue to administer drugs to Medicare patients, or changes in our contracts with physicians, (d) reduced expenses or changes in our cost structure, including any change in the prices we pay for drugs, and (e) any other changes in reimbursement or practice activity that are unrelated to the prescription drug legislation.

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

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a limited number of manufacturers. During 2003, approximately 70% of our product revenue from pharmaceuticals was derived from pharmaceuticals sold exclusively by five vendors. Our agreements with these vendors are typically for one to two years and cancelable by either party without cause on 30 days’ prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly for required volume levels. In some cases, compliance with the contract is measured on an annualized basis and pharmaceutical pricing concessions are given in the form of rebates payable at the end of the measurement period. Failure to attain performance levels could result in our not earning rebates, including some that may already have been reflected in our financial statements. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

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

	Year ended December 31,
	2003	2002	2001	2000	1999(1)
Product revenues(2)	$1,204,673	$919,662	$833,116	$651,214	$521,087
Service revenues	761,052	729,239	682,298	679,692	578,175

Total revenues	1,965,725	1,648,901	1,515,414	1,330,906	1,099,262
Costs of products	1,113,780	850,185	771,404	651,214	521,087
Costs of services:
Field compensation and benefits	354,771	338,418	316,838	277,962	215,402
Other field costs	218,561	210,222	193,782	161,510	134,635
Depreciation and amortization	51,926	46,701	45,312	40,172	40,769

Total costs of services	625,258	595,341	555,932	479,644	390,806
Total costs of products and services	1,739,038	1,445,526	1,327,336	1,130,858	911,893
General and administrative expense	68,442	63,229	58,859	63,640	45,811
Bad debt expense	—	—	—	10,198	—
Impairment, restructuring and other charges, net	1,652	150,060	5,868	201,846	29,014
Depreciation and amortization	22,152	25,158	26,617	34,976	24,303

Income (loss) from operations	134,441	(35,072)	96,734	(110,612)	88,241
Other income (expense):
Interest expense, net	(19,508)	(21,291)	(22,030)	(24,644)	(22,288)
Loss on early extinguishment of debt	—	(13,633)	—	—	—
Gain on investment in common stock	—	—	—	27,566	14,431

Income (loss) before income taxes	114,933	(69,996)	74,704	(107,690)	80,384
Income tax (provision)/benefit	(44,277)	24,067	(28,388)	35,047	(32,229)

Net income (loss) and compensative income (loss)	$70,656	$(45,929)	$46,316	$(72,643)	$48,155

Net income (loss) per share – basic	$0.79	$(0.47)	$0.46	$(0.72)	$0.48

Shares used in per share commutation – basic	89,836	97,658	100,063	100,589	100,183

Net income (loss) per share – diluted	$0.77	$(0.47)	$0.46	$(0.72)	$0.47

Shares used in per share computation – diluted	91,605	97,658	100,319	100,589	101,635

	December 31,
	2003	2002	2001	2000	1999(1)
	(in thousands)
Balance Sheet Data:
Working capital	$148,570	$204,554	$101,881	$194,484	$280,793
Service agreements, net	239,108	252,720	379,249	398,397	537,130
Total assets	1,175,019	1,154,406	1,056,798	1,155,640	1,298,477
Long-term debt, excluding current maturities	188,412	272,042	128,826	300,213	360,191
Stockholders’ equity	578,360	578,540	676,768	624,338	707,164
Non-GAAP Data (3):
EBITDA	$208,519	$23,154	$168,663	$(7,898)	$167,744

(1)	Results for 1999 have been retroactively restated to combine the accounts of US Oncology (formerly known as American Oncology Resources, Inc.) and Physician Reliance Network, Inc. (PRN) using their historical bases. PRN merged into a subsidiary of ours on June 15, 1999 in a transaction accounted for under the pooling of interests method of accounting and treated as a tax-free exchange.

(2)	For 2001, 2002 and 2003, product revenues include cost of products plus an additional amount, for products furnished under both the PPM model and service line model, based upon fees charged under the oncology pharmaceutical service line. For 2000 and 1999, product revenues includes only cost of products without an additional amount because we had not introduced our service line at that time.

(3)	“EBITDA” is earnings before taxes, interest, depreciation and amortization. We believe EBITDA is a commonly applied measurement of financial performance. We believe EBITDA is useful to investors because it gives a measure of operational performance without taking into account items that we do not believe relate directly to operations—such as depreciation and amortization, which are typically based on predetermined asset lives, and thus not indicative of operational performance, or that are subject to variations that are not caused by operational performances—such as tax rates or interest rates. EBIDTA is a key tool used by management in assessing our business performance both as a whole and with respect to individual sites or product lines.

The following is a reconciliation of EBITDA to GAAP:

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net Income (Loss)	70,656	(45,929)	46,316	(72,643)	48,155
Interest expense, net	19,508	21,291	22,030	24,644	22,288
Income tax (provision) benefit	44,277	(24,067)	28,388	(35,047)	32,229
Depreciation and amortization	74,078	71,859	71,929	75,148	65,072

EBITDA	208,519	23,154	168,663	(7,898)	167,744

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We provide comprehensive services to our network of affiliated practices, made up of more than 875 affiliated physicians in over 470 sites, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.0 billion of pharmaceuticals through a network of 45 licensed pharmacies, 145 pharmacists and 278 pharmacy technicians. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations. All of our product revenues result from the sale of pharmaceuticals in the medical oncology business line.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. As of March 1, 2004 we have developed and operate 78 integrated community-based cancer centers and manage over one million square feet of medical office space. We also have installed and manage 23 Positron Emission Tomography Systems (PET).

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently supervise 50 clinical trials, supported by our network of approximately 470 participating physicians in more than 165 research locations. During 2003, we enrolled over 3,300 new patients in research studies.

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

Revenue

We derive revenues primarily from (i) comprehensive service arrangements with physician practices under the PPM model; (ii) pharmaceutical services agreements with physician practices under the service line model; (iii) research agreements with pharmaceutical manufacturers and other trial sponsors and (iv) fees paid by pharmaceutical companies for services as a group purchasing organization.

Revenue recognition under contracts with affiliated physician practices

Under both PPM and service line arrangements with physician practices, a portion of our revenues is derived from sales of pharmaceutical products and a portion of such revenues is derived from the provision of comprehensive practice management services. Physician practices that enter into comprehensive service agreements with us receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables delivered under a single contract, with a single fee. We have analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component. For revenue recognition purposes, the product revenues and service revenues have each been accounted for as a separate unit of accounting.

Product revenues consist of sales of pharmaceuticals to practices in connection with our comprehensive service agreements under the PPM model or under our pharmaceutical services service line. Under all our arrangements with affiliated practices, we agree to furnish the practice with pharmaceuticals and supplies. In certain cases, we take legal title to the pharmaceuticals and resell them to practices. In other cases, title to the pharmaceuticals passes directly from our distributor to the practices under arrangements negotiated and managed by us pursuant to our service agreements with practices.

Because we act as principal in all pharmaceutical purchases, revenues are recognized as (a) the cost of the pharmaceutical (which is reimbursed to us pursuant to all of its contractual arrangements with physician practices) plus (b) an additional amount. Under the service line model, this additional amount is the actual amount charged to practices under the service line model because all of the services provided under the service line model are directly related to and not separable from delivery of the products. Under the PPM model, the contracts do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects our estimate of the portion of its service fee that represents fair value relative to product sales. The portion of the service fee allocated to product sales is based upon the terms upon which we offer pharmaceutical services under our service line model. We provide the same services and products under the service line model as we do as part of our PPM arrangements. Accordingly, we believe this allocation is appropriate. Results prior to 2001 do not reflect any such additional amount because at that time we had not developed our service line model. Discounts and rebates are deducted from revenue because they are passed through to our affiliated practices.

Service revenues consist of our revenues other than product revenues under our service agreements with affiliated practices.

For both product and service revenues under the PPM model, we recognize revenue when the fees are earned and are deemed realizable based upon the contractually agreed amount of such fees.

Under the PPM model, the revenue recognized reflects two components of our fee: (i) specific reimbursements related to practice operations and (ii) and an additional fee based upon practice performance. In recognizing revenue, we take into consideration the priority of payments relating to amounts retained by practices. Under net revenue model agreements, the practice is entitled to retain a specific portion of revenues after reimbursement of expense reimbursements, but prior to payment of any additional fee to us. We do not recognize revenue to the extent funds are not available to pay such fees as a result of such priority of payments.

Under our service line arrangements for medical oncology services, we recognize revenue as drugs are accepted and dispensed by the affiliated practices. We recognize revenue based upon the cost of pharmaceuticals purchased by the affiliated practice plus a fee for pharmaceutical services. Such amounts are recorded in product revenues and the related costs are included in costs of product revenues. We recognize revenue for admixture services as those services are performed. These revenues are recognized upon the delivery of goods and services authorized by the affiliated practices.

Recognition of research revenues.

Research revenue is derived from payments from pharmaceutical companies and other trial sponsors and includes payments for entering into the contract, the initial activity to begin the trial, patient enrollment and completion of the treatment cycle. Revenue is recognized as we perform our obligations related to such research and when the following conditions have been met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered and (iii) collection of a fixed or determinable fee is considered reasonably assured. All of our research is conducted pursuant to written agreements.

Recognition of group purchasing organization revenues

We receive group purchasing organization (GPO) fees for providing services to pharmaceutical manufacturers and other suppliers. We recognize revenue for GPO fees as it performs the services and when the following conditions have been met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered and (iii) collection of a fixed or determinable fee is considered reasonably assured. All of our GPO fees are paid pursuant to written agreements. GPO fees are distinct from discounts and rebates in that they are not passed back to affiliated practices and are paid to us for identifiable services provided to the drug vendor rather than in respect of drug purchases. We provide the vendor with, among other things, (1) data relating to, and analysis of, pharmaceutical use by affiliated practices, (2) access to electronic order entry software from our pharmacy location and physician practice sites, (3) contract management services and (4) other informational services.

Any revenue contingent upon future performance by we is deferred and recognized as performance is completed.

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

	Year Ended December 31,
	2003	2002	2001
Product Revenues	61.4%	55.8%	55.3%
Service Revenues	38.6%	44.2%	44.7%

Revenues	100.0%	100.0%	100.0%
Cost of products	56.5%	51.5%	50.9%
Costs of services:
Field compensation and benefits	18.1%	20.5%	20.9%
Other field costs	11.2%	12.8%	12.8%
Depreciation and amortization	2.6%	2.9%	3.0%

Costs of services	31.9%	36.2%	36.7%
Total cost of products and services	88.4%	87.7%	87.6%
General and administrative	3.5%	3.8%	3.9%
Impairment, restructuring and other charges, net	0.1%	9.1%	0.4%
Depreciation and amortization	1.1%	1.5%	1.8%

Income (loss) from operations	6.9%	(2.1)%	6.4%
Other income (expenses):
Interest expense, net	(1.0)%	(1.3)%	(1.5)%
Loss on early extinguishment of debt	0.0%	(0.8)%	0.0%

Income (loss) before income taxes	5.9%	(4.2)%	4.9%
Income tax (provision)/benefit	(2.3)%	1.4%	(1.9)%

Net income (loss) and compensative income (loss)	3.6%	(2.8)%	3.0%

2003 Compared to 2002

Revenue. Our revenue is primarily derived in four areas.

•	PPM service fee revenues. Under the PPM model we recognize revenues derived from amounts we bill and collect for affiliated practices which are reduced by the amounts retained by those practices under our contracts. We record revenue attributable to amounts we bill and collect under the PPM model when services are rendered based on established or negotiated rates reduced by contractual adjustments and allowances for doubtful accounts and by the amounts to be retained by the affiliated practices. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

•	Service line fees. In the medical oncology services area under our service line agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we must pay the pharmaceutical manufacturers, and a service fee for the pharmacy related services we provide.

•	GPO and data fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (GPO) for our affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect and compile.

•	Research fees. We receive fees for research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include some management fee, as well as per patient accrual fees and fees for achieving various study milestones.

A portion of our revenue under our comprehensive PPM arrangements and our revenue under service line arrangements with physician practices are derived from sales of pharmaceutical products, and reported as product revenues. Our remaining revenues are reported as service revenues.

Revenue increased from $1,648.9 million in 2002 to $1,965.7 million in 2003, an increase of $316.8 million, or 19.2%. Product Revenues increased from $919.7 million in 2002 to $1,204.7 million in 2003, an increase of $285.0 million, or 31.0%. Service Revenues increased from $729.2 million in 2002 to $761.1 million in 2003, an increase of $31.8 million, or 4.4%. Revenue growth was primarily caused by increases in revenues attributable to pharmaceuticals and the addition of physicians.

We retain all the amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of their revenues our practices are entitled to retain by subtracting our accrued fees and accrued practice expenses from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. These amounts we remit to physician groups are excluded from our revenue, since they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we finance their working capital.

The following tables show revenue by segment for the year ended December 31, 2003 and 2002 (in thousands):

Revenue by Segment

	Year Ended December 31, 2003	Year Ended December 31, 2002
Medical oncology	$1,683,854	$1,382,412
Cancer center services	224,136	208,195
Other	57,735	58,294

	$1,965,725	$1,648,901

Medical oncology revenue increased from $1,382.4 million in 2002 to $1,683.9 million in 2003 an increase of 21.8%. The increase in medical oncology revenue is attributable to an increase in pharmaceutical revenue as well as the addition of 124 physicians. Medical oncology revenue includes all of our product revenue, as well as revenues for services in support of medical oncology operations.

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

Medicare is the practices’ largest payor. During 2003, approximately 41% and 3% of the revenue of affiliated practices under the PPM model was derived from Medicare and Medicaid payments, respectively, and 41% and 2%, respectively, was so derived in the previous year. This percentage varies among practices. Medicare and Medicaid generally reimburse at lower rates than commercial payors, so percentage for Medicaid increase adversely affects our margins. No other single payor accounted for more than 10% of our revenues in 2003 and 2002.

Texas Oncology, P.A., an oncology practice with locations throughout Texas affiliated under the earnings model, is our largest oncology group, accounting for approximately 24% of our revenue in 2003 and 2002. No other practice accounts for more than 10% of our revenue.

Cost of Products. Cost of products, which includes the cost of drugs, medications and related supplies used by the practices, as well as certain personnel and other drug-related costs increased from $850.2 million in 2002 to $1,113.8 million in 2003, an increase of $263.6 million, or 31.0%. As a percentage of revenue, cost of products increased from 51.6% in 2002 to 56.7% in 2003. The increase was primarily attributable to an increase in the percentage of our revenue attributable to pharmaceuticals as a result of increased use of supportive care drugs and utilization of more expensive chemotherapy agents. Such increases were partially offset by more favorable drug pricing with respect to certain drugs.

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

Cost of Services. Our cost of services in the field increased as a result of expansion of services and inflation, partially offset by our efficiency enhancements. In addition, Field Compensation and Benefits costs have risen as a result of increases in compensation rates to address shortages of certain key personnel such as oncology nurses and radiation and radiology physicists, dosimetrists and technicians. We expect this shortage will continue to make recruitment efforts difficult and make it difficult for us to contain these costs in the future. These other costs decreased as a percentage of revenue because revenues (and expenses) attributable to pharmaceuticals are increasing at a more rapid rate than these expenses and other aspects of our business. However, we have been successful at controlling overall non-drug costs. Expenses other than pharmaceuticals and supplies as a percentage of revenue decreased from 40.5% in 2002 to 35.6% in 2003 as a result of our cost containment efforts both in the field and at the corporate level.

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

The table below presents information about reported segments for the years ended December 31, 2003 and 2002 (in thousands):

Year Ended 2003:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$1,204,673	$—	$—	$—	$1,204,673
Service revenue	479,181	224,136	57,735	—	761,052

Total revenue	1,683,854	224,136	57,735	—	1,965,725
Operating expenses	(1,483,215)	(182,894)	(50,259)	(114,916)	(1,831,284)

Income (loss) from operations	200,639	41,242	7,476	(114,916)	134,441
Depreciation and amortization	114	29,335	981	43,648	74,078

EBITDA	$200,753	$70,577	$8,457	$(71,268)	$208,519

Year Ended 2002:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$919,662	$—	$—	$—	$919,662
Service revenue	462,750	208,195	58,294		729,239

Total revenue	1,382,412	208,195	58,294	—	1,648,901
Operating expenses	(1,204,072)	(164,245)	(50,236)	(265,420)	(1,683,973)

Income (loss) from operations	178,340	43,950	8,058	(265,420)	(35,072)
Depreciation and amortization	190	19,889	726	51,054	71,859
Loss on early extinguishment of debt	—	—	—	(13,633)	(13,633)

EBITDA	$178,530	$63,839	$8,784	$(227,999)	$23,154

All product revenue is included in the Medical Oncology segment.

EBITDA in medical oncology increased primarily as a result of growth in net operating revenue. Medical oncology EBITDA margin decreased from 10.2% in 2002 to 9.5% in 2003, primarily as a result of increased use of lower-margin drugs.

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

2002 Compared to 2001

Revenue. Revenue increased from $1,515.4 million in 2001 to $1,648.9 million in 2002, an increase of $133.5 million, or 8.8%. Product revenue increased from $833.1 million in 2001 to $919.7 million in 2002, an increase of $86.5 million, or 10.4%. Service revenue increased from $682.3 million in 2001 to $729.2 million in 2002, an increase of $45.9 million or 6.9%. Revenue growth was primarily attributable to increased utilization of more expensive chemotherapy agents and additional supportive care drugs, rather than increased patient volume. During 2002, medical oncology visits decreased 0.2% over the prior year. In the cancer center services segment, revenues declined. In January 2002, Medicare implemented reductions in reimbursement for radiation therapy that impacted Medicare radiation reimbursement by approximately 9%, and certain commercial payors made similar reductions, which reductions were not fully offset by volume increases. Also, we disaffiliated from a radiation oncology facility during the third quarter and sold technical assets with respect to certain technical radiology revenues during the second quarter. Revenues related to PET systems and diagnostic CT imaging increased.

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

During 2002, five net revenue model practices accounting for 6.9% of our revenue for 2002 converted to the earnings model. In addition during 2002, we transitioned three PPM practices from the earnings model to the service line structure and commenced operations at four new practices under the service line structure. Also, during 2002, we disaffiliated with four practices consisting of a total of 23 physicians, which had been operating under the net revenue model. These practices represented 3.7% of our revenue in 2002.

Medicare and Medicaid are the practices’ largest payors. During 2002, approximately 41% and 2% respectively of affiliated PPM practices’ net patient revenue was derived from Medicare and Medicaid payments and 38% and 2% respectively was so derived in the previous year. This percentage varies among practices. Medicare and Medicaid generally reimburse at lower rates than commercial payors, so this percentage increase adversely affects our margins. No other single payor accounted for more than 10% of our revenues in 2002 and 2001.

Cost of Products. Cost of products, which includes drugs, medications and other related supplies used by the practices, as well as certain pharmaceutical related costs, increased from $771.4 million in 2001 to $850.2 million in 2002, an increase of $78.8 million, or 10.2%. As a percentage of revenue, cost of products increased from 50.9% in 2001 to 51.6% in 2002. The increase was attributable to an increase in the percentage of our revenue attributable to pharmaceuticals as a result of increased use of supportive care drugs and utilization of more expensive chemotherapy agents and to a lesser extent the conversion of three affiliated practices to, and the addition of four practices in new markets under, the service line structure. Such increases were partially offset by more favorable drug pricing with respect to some drugs.

Cost of Services

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices’ employees (other than physicians and employees involved in product sales), increased from $316.8 million in 2001 to $338.4 million in 2002, an increase of $21.6 million or 6.8%. As a percentage of revenue, field compensation and benefits decreased from 20.9% in 2001 to 20.5% in 2002. The decrease as a percentage of revenue is attributable to pharmaceutical revenues increasing at a more rapid rate than compensation and benefits.

Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $193.8 million in 2001 to $210.2 million in 2002, an increase of $16.4 million or 8.5%. As a percentage of revenue, other field costs remained steady at 12.8%.

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

US ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Product revenues	1,204,673	919,662	833,116
Service revenues	761,052	729,239	682,298

Total revenues	1,965,725	1,648,901	1,515,414
Costs of products	1,113,780	850,185	771,404
Costs of services:
Field compensation and benefits	354,771	338,418	316,838
Other field costs	218,561	210,222	193,782
Depreciation and amortization	51,926	46,701	45,312

Costs of services	625,258	595,341	555,932
Total cost of products and services	1,739,038	1,445,526	1,327,336
General and administrative	68,442	63,229	58,859
Impairment, restructuring and other charges, net	1,652	150,060	5,868
Depreciation and amortization	22,152	25,158	26,617

Income (loss) from operations	134,441	(35,072)	96,734
Other income (expense):
Interest expense, net	(19,508)	(21,291)	(22,030)
Loss on early extinguishment of debt	0	(13,633)	0

Income (loss) before income taxes	114,933	(69,996)	74,704
Income tax (provision)/benefit	(44,277)	24,067	(28,388)

Net income (loss) and compensative income (loss)	70,656	(45,929)	46,316

Net income (loss) per share - basic	0.79	(0.47)	0.46

Shares used in per share commutation - basic	89,836	97,658	100,063

Net income (loss) per share - diluted	0.77	(0.47)	0.46

Shares used in per share computation - diluted	91,605	97,658	100,319

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

Revenue

The Company derives revenues primarily from (i) comprehensive service arrangements with physician practices under its PPM model; (ii) pharmaceutical services agreements with physician practices under its service line model; (iii) research agreements with pharmaceutical manufacturers and other trial sponsors and (iv) fees paid by pharmaceutical companies for services as a group purchasing organization.

Revenue recognition under contracts with affiliated physician practices

Under both PPM and service line arrangements with physician practices, a portion of the Company’s revenues is derived from sales of pharmaceutical products and a portion of such revenues is derived from the provision of comprehensive practice management services. Physician practices that enter into comprehensive service agreements with the Company receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables delivered under a single contract, with a single fee. The Company has analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component. For revenue recognition purposes, the product revenues and service revenues have each been accounted for as a separate unit of accounting under the guidance under EITF Issue No. 00-21, “Revenue Arrangement With Multiple Deliverables” (“EITF 00-21”). Adoption of EITF 00-21 did not have an impact on the Company’s financial statements.

Product revenues consist of sales of pharmaceuticals to practices in connection with the Company’s comprehensive service agreements under the PPM model or under the Company’s pharmaceutical services service line. Under all our arrangements with affiliated practices, we agree to furnish the practice with pharmaceuticals and supplies. In certain cases, the Company takes legal title to the pharmaceuticals and resells them to practices. In other cases, title to the pharmaceuticals passes directly from the Company’s distributor to the practices under arrangements negotiated and managed by the Company pursuant to its service agreements with practices. The Company has analyzed its contracts with physician practices and vendors and distributors of pharmaceutical products purchased pursuant to its arrangements with affiliated practices and has determined that, in all cases, it acts as a principal within the meaning of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” For this reason, the Company recognizes the gross amounts from pharmaceuticals in its revenue because the Company (a) has separate contractual relationships with affiliated practices and with vendors and distributors of pharmaceutical products under which it is the primary obligor, and has discretion to select those vendors (b) is physically responsible for managing, ordering and processing the pharmaceuticals until they are used by affiliated practices, (c) bears the carrying cost and maintains the equipment, staff and facilities used to manage the inventory of pharmaceuticals, (d) manages the overall pharmaceutical program, including management of admixture and implementation of programs to minimize waste, enhance charge capture, and otherwise increase the efficiency of the operations of affiliated practices, and (e) bears credit risk for the price due from the affiliated practice.

Because the Company acts as principal, revenues are recognized as (a) the cost of the pharmaceutical (which is reimbursed to the Company pursuant to all of its contractual arrangements with physician practices) plus (b) an additional amount. Under the service line model, this additional amount is the actual amount charged to practices under the service line model since all of the services provided under the service line model are directly related to and not separable from the delivery of the products. Under the PPM model, the contracts do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects the Company’s estimate of the portion of its service fee that represents fair value relative to product sales. The portion of the service fee allocated to product sales is based upon the terms upon which the Company offers pharmaceutical services under its service line model. The Company provides the same services related to delivery and management of pharmaceutical products under its PPM agreements as under its service line model agreements. Accordingly, the Company believes this allocation is appropriate. Discounts and rebates are deducted from revenue because they are passed through to the Company’s affiliated practices.

Service revenues consist of the revenues of the Company other than product revenues under its service agreements with affiliated practices.

For both product and service revenues under the PPM model, the Company recognizes revenue when the fees are earned and are deemed realizable based upon the contractually agreed amount of such fees.

Under the PPM model, the revenue recognized reflects two components of the Company’s fee: (i) specific reimbursements related to practice operations and (ii) and an additional fee based upon practice performance. In recognizing revenue, the Company takes into consideration the priority of payments relating to amounts retained by practices. Under net revenue model agreements, the practice is entitled to retain a specific portion of revenues after reimbursement of expense reimbursements, but prior to payment of any additional fee to the Company. The Company does not recognize revenue to the extent funds are not available to pay such fees as a result of such priority of payments.

Approximately 66.7% of the Company’s 2003 revenue was derived from practices under the PPM earnings model as of December 31, 2003. Under the earnings model service agreements the Company receives a service fee that includes reimbursement of direct expenses plus payment of an amount that is calculated based on the service agreement for each of the practices. The direct expenses include rent, depreciation, amortization, interest, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses and the salaries and benefits of non-physician employees who support the practices. The direct expenses do not include salaries and benefits of physicians. The non-expense-reimbursement related portion of the service fee is a percentage, ranging from 25% to 35%, of the earnings before income taxes of the affiliated practice. The earnings of an affiliated practice are determined by subtracting the direct expenses from the professional revenues and research revenues earned by the affiliated practice.

Approximately 24.4% of the Company’s 2003 revenue was derived from practices under the PPM net revenue model as of December 31, 2003. Under the net revenue model service agreements the Company receives a service fee, which consists of an amount equal to the direct expenses associated with operating the practice, a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied, a performance fee. The direct expenses include rent, depreciation, amortization, interest, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses and the salaries and benefits of non-physician employees who support the practices. The direct expenses do not include salaries and benefits of physicians. Net revenue model service agreements permit the affiliated practice to retain a specified amount (typically 23% of the practice’s net revenues) for physician salaries of the affiliated practices. Payment of such salaries is given priority over payment of the service fee, so the Company’s fees are reduced if there are not sufficient funds to pay both this specified amount for physician salaries and the Company’s fees. The amount of the fixed fee is related to the size of the affiliation transaction and, as a result, varies significantly among the service agreements. The percentage fee, where permitted by applicable law, is generally seven percent of the affiliated practice net revenue. Performance fees are paid after payment of all practice expenses, amounts retained by practices and the other service fees and, where permitted by state law, are approximately 50% of the residual profits of the practice. Service fees are not subject to adjustment, except that the fixed fee may be adjusted from time to time after the fifth year of the service agreement to reflect inflationary trends. The affiliated practice is also entitled to retain all profits of the practice after payment of the service fee to the Company.

Under the Company’s PPM arrangements, service fees are recognized and paid on a monthly basis on contractual terms. The Company’s fees are calculated based upon (i) reimbursement of costs incurred by the Company on the affiliated practice’s behalf in accordance with the contract terms that are accrued for the month in question, plus (ii) an additional amount based on performance of the practice that is generally a percentage of the actual earnings before income taxes and physician compensation of the practice for the month. Certain expenses and other allowances included in the calculation of fees are based upon estimates made by the Company. The Company may make certain changes in these estimates in subsequent periods to reflect subsequent events or circumstances. Historically, these changes in estimates have been insignificant. Upon termination of an agreement, fees recognized through the date of termination would not be refundable by the Company, other than as a result of such insignificant adjustments as of the date of termination.

Under its service line arrangements for medical oncology services, the Company recognizes revenue as drugs are accepted and dispensed by the affiliated practices. The Company recognizes revenue based upon the cost of pharmaceuticals purchased by the affiliated practice plus a fee for pharmaceutical services. Such amounts are recorded in product revenues and the related costs are included in costs of product revenues. The Company recognizes revenue for admixture services as those services are performed. These revenues are recognized upon the delivery of goods and services authorized by the affiliated practices.

Recognition of research revenues.

Research revenue is derived from payments from pharmaceutical companies and other trial sponsors and includes payments for entering into the contract, the initial activity to begin the trial, patient enrollment and completion of the treatment cycle. Revenue is recognized as the Company performs its obligations related to such research and when the following conditions have been met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered and (iii) collection of a fixed or determinable fee is considered reasonably assured.

Recognition of group purchasing organization revenues

The Company receives group purchasing organization (GPO) fees for providing services to pharmaceutical manufacturers and other suppliers. The Company recognizes revenue for GPO fees as it performs the services and when the following conditions have been met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered and (iii) collection of a fixed or determinable fee is considered reasonably assured. GPO fees are distinct from discounts and rebates in that they are not passed back to affiliated practices and are paid to us for identifiable services provided to the drug vendor rather than in respect of drug purchases. We provide the vendor with, among other things, (1) data relating to, and analysis of, pharmaceutical use by affiliated practices, (2) access to electronic order entry software from our pharmacy location and physician practice sites, (3) contract management services and (4) other informational services.

        As discussed in EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”), revenue presentation is appropriate when payment is for assets and services delivered to a vendor. The Company meets these criteria because the services it provides to the vendors to earn GPO fees are separate from purchases of the drugs from the vendor. The Company earns GPO fees for providing services to vendors for (i) services to pharmaceutical companies relative to affiliated practices under its PPM and service line model and (ii) services to pharmaceutical companies not involving PPM or service line practices. Where it acts as a GPO only and is not the purchaser or primary obligor for drug purchases, the Company does not purchase or manage pharmaceuticals for practices or record revenue or expense with respect to pharmaceutical purchases. However, in either case, regardless of whether the Company is a purchaser of the drugs or takes risk with respect to the drugs, the company charges similar GPO fees for similar services to pharmaceutical companies. For these reasons, the Company believes its fee represents fair value for service rendered.

Any revenue contingent upon future performance by the Company is deferred and recognized as performance is completed.

Cost of Products

Cost of products includes the cost of pharmaceuticals, personnel costs for pharmacy staff, and other related costs. Cost of products also includes an offsetting credit for rebates earned from pharmaceutical manufacturers. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying rebatable drug purchases of affiliated practices by the estimated contractually agreed manufacturer rebate amount. Rebates receivable estimates are revised to actual, with the difference recorded to cost of revenues, upon billing to the manufacturer, generally 30 to 90 days subsequent to the end of the applicable quarter, based upon usage data. The effect of estimate adjustments resulting from the reconciliation of rebates recognized and recorded to actual amounts billed has not been material to the Company’s results of operations.

Cost of Services

Cost of services consists principally of field personnel costs, lease cost or depreciation for real estate and equipment used in providing the service and other operating costs for delivery of services provided.

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

Inventories

Inventories consist of pharmaceutical drugs that are legally owned by the Company and are stated at the lower cost or market, with cost determined by the purchase price. Inventory quantities at December 31, 2003 were determined from physical counts.

Due from and to affiliates

The Company has advanced to certain of its practices amounts needed for working capital purposes — primarily to purchase pharmaceuticals. In most cases, when providing pharmaceutical products, the Company does not take legal title to the pharmaceuticals. Accordingly, the cost of pharmaceuticals to which affiliated practices have legal title (but in respect of which fees are not yet owed and revenue has not yet been accrued) are included in due from affiliates. In addition, from time to time the Company advances funds to assist with the development of new markets, to support the addition of physicians, and support the development of new services. Certain advances bear interest at a market rate negotiated by the Company and the affiliated practices, which approximates the prime-lending rate (4.0% at December 31, 2003). These advances are unsecured and are repaid in accordance with the terms of the instrument evidencing the advance. Amounts payable to related parties represent transfers due to affiliated practices for amounts to be retained by physician practices under service agreements.

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

The Company derives revenue primarily in four areas:

•	PPM service fee revenues. Under the PPM model, the company recognizes revenues derived from amounts it bills and collects on behalf of affiliated practices, which are reduced by the amounts retained by those practices under its contracts. PPM Service Fee Revenue is recorded when services are rendered based on established or negotiated rates reduced by contractual adjustments and allowances for doubtful accounts and by the amounts retained by practices. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

•	Service line fees. In the medical oncology services area under the Company’s service line agreements, the Company bills practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which the Company must pay the pharmaceutical manufacturers, and a service fee for the pharmacy related services the Company provides.

•	GPO and data fees. The Company receives fees from pharmaceutical companies for acting as a group purchasing organization (GPO) for its affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data the Company collects and compiles.

•	Research fees. The Company receives fees for research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include some management fee, as well as per patient accrual fees and fees for achieving various study milestones.

A portion of the Company’s revenue under its PPM arrangements and its revenue under service line arrangements with affiliated practices are derived from sales of pharmaceutical products, and are reported as product revenues. The Company’s remaining revenues are reported as service revenues.

US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The table below presents information about reported segments for the years ended December 31, 2003 and 2002 (in thousands):

Year Ended 2003:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$1,204,673	$—	$—	$—	$1,204,673
Service revenue	479,182	224,136	57,734	—	761,052

Revenue	1,683,854	224,136	57,735	—	1,965,725
Operating expenses	(1,483,215)	(182,894)	(50,259)	(114,916)	(1,831,284)

Income (loss) from operations	$200,639	$41,242	$7,476	$(114,916)	$134,441

Year Ended 2002:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$1,204,673	$—	$—	$—	1,204,673
Service revenue	479,182	224,136	57,734	—	761,052

Revenue	1,382,412	208,195	58,294	—	1,648,901
Operating expenses	(1,204,072)	(164,245)	(50,236)	(265,420)	(1,683,973)

Income (loss) from operations	$178,340	$43,950	$8,058	$(265,420)	$(35,072)

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

Two of the Company’s directors as of December 31, 2003, one director who served through February 2002, and one director who served through June 2001, are practicing physicians with practices affiliated with the Company. In 2003, the practices in which these directors participate generated total revenue to the Company of $551.9 million. In 2002, the practices in which these directors participate generated a total revenue to the Company of $517.7 million. In 2001, the practices in which these directors participate generated total revenue to the Company of $471.1 million.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of July, 2004.

US ONCOLOGY, INC.

By:	/S/ BRUCE D. BROUSSARD
Bruce D. Broussard
Chief Financial Officer