Form 10-Q/A
period 2004-03-31
US ONCOLOGY INC
filed 2004-07-20
CIK 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

Amendment No. 1

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

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Product revenues	$332,475	$263,531
Service revenues	192,521	183,679

Total revenues	524,996	447,210
Cost of product	306,766	243,308
Costs of services:
Field compensation and benefits	92,693	87,032
Other field costs	56,801	51,139
Depreciation and amortization	13,826	13,001

Total costs of services	163,320	151,172

Total costs of products and services	470,086	394,480
General and administrative expense	12,684	15,576
Depreciation and amortization	5,128	5,812

Income from operations	37,098	31,342
Other income (expense):
Interest expense, net	(4,382)	(5,132)

Income before income taxes	32,716	26,210
Income tax provision	(12,596)	(9,960)

Net income and comprehensive income	$20,120	$16,250

Net income per share—basic	$0.23	$0.17

Shares used in per share computation—basic	85,988	92,972

Net income per share—diluted	$0.23	$0.17

Shares used in per share computation—diluted	89,276	94,632

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

The accompanying notes are an integral part of this statement

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in US Oncology, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, as amended.

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

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Under its PPM arrangements, fees are paid to the Company on a monthly basis. On a quarterly basis, the Company makes adjustments to its fees to reconcile prior estimates to actual amounts. Adjustments are recognized as increases or reductions in revenue in the period recognized. Historically, the effect of these adjustments has not been material. Upon termination of a contract, such reconciliation would occur effective upon termination of the contract.

In a minority of the Company’s PPM arrangements, if the affiliated practice were to incur losses prior to the payment of any physician compensation during a quarter, the Company would be required to bear a portion of those losses up to the amount of the performance-based portion of our fee recognized in previous quarters during the year. This reduction would be reported as a reduction in fees from that practice in the quarter during which such losses were incurred. Historically, no practice has incurred such losses resulting in such a reduction.

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

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The table below presents information about reported segments for the quarter ended March 31, 2004 and 2003 (in thousands):

Quarter Ended March 31, 2004:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product Revenues	$332,475	$—	$—	$—	$332,475
Service Revenues	118,453	61,064	13,004	—	192,521

Revenue	450,928	61,064	13,004	—	524,996
Depreciation and amortization	(10)	(7,865)	(241)	(10,838)	(18,954)
Other operating expenses	(403,719)	(39,885)	(12,656)	(12,684)	(468,944)

Income (loss) from operations	$47,199	$13,314	$107	$(23,522)	$37,098

Quarter Ended March 31, 2003:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product Revenues	$263,531	$—	$—	$—	$263,531
Service Revenues	116,293	54,305	13,081	—	183,679

Revenue	379,824	54,305	13,081	—	447,210
Depreciation and amortization	(20)	(5,836)	(209)	(12,748)	(18,813)
Other operating expenses	(332,708)	(36,946)	(11,824)	(15,577)	(397,055)

Income (loss) from operations	$47,096	$11,523	$1,048	$(28,325)	$31,342

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

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K for 2003 filed with the Securities and Exchange Commission (SEC), as amended.

General

We provide comprehensive services to our network of affiliated practices, made up of more than 875 affiliated physicians in over 470 sites, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.2 billion of pharmaceuticals through a network of 45 licensed pharmacies, 145 pharmacists and 278 pharmacy technicians. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations. All of our product revenues are derived from sales of pharmaceuticals in the medical oncology business line.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 80 integrated community-based cancer centers and manage over one million square feet of medical office space. We also have installed and manage 24 Positron Emission Tomography Systems (PET).

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently supervise 222 clinical trials, supported by our network of approximately 620 participating physicians in more than 170 research locations.

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

We have filed preliminary proxy materials with SEC. Once the SEC has given clearance to these proxy materials, they will be sent to stockholders in connection with a special meeting called in connection with the merger. We have also filed under the Hart-Scott-Rodino Act and were granted early termination of the waiting period on May 7, 2004. Depending on clearance of regulatory authorities and the satisfaction of other conditions precedent to the merger, we anticipate holding a meeting of stockholders to vote on the merger in August 2004.

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

Please refer to the “Critical Accounting Policies” section of our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation of the results of affiliated practices, revenue recognition (including calculation of physician compensation), general estimates of accruals, including accruals relating to accounts receivable, and intangible asset amortization and impairment.

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

	Three Months Ended March 31,
	2004	2003
Product revenues	63.3%	58.9
Service revenues	36.7%	41.1%

Total revenues	100.0%	100.0%
Cost of product	58.4%	54.4%
Costs of services:
Field compensation and benefits	17.7%	19.5%
Other field costs	10.8%	11.4%
Depreciation and amortization	2.6%	2.9%

Total costs of services	31.1%	33.8%

Total cost of products and services	89.5%	88.2%
General and administrative expense	2.4%	3.5%
Depreciation and amortization	1.0%	1.3%

Income from operations	7.1%	7.0%
Other income (expense):
Interest expense, net	(0.9)%	(1.2)%

Income before income taxes	6.2%	5.8%
Income tax provision	(2.4)%	(2.2)%

Net income and comprehensive income	3.8%	3.6%

Revenue. Our revenue is primarily derived in four areas.

•	PPM service fee revenues. Under the PPM model we recognize revenues derived from amounts we bill and collect for affiliated practices which are reduced by the amounts retained by those practices under our contracts. We record revenue attributable to amounts we bill and collect under the PPM model when services are rendered based on established or negotiated rates reduced by contractual adjustments and allowances for doubtful accounts and by the amounts to be retained by the affiliated practices. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

•	Service line fees. In the medical oncology services area under our service line agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we must pay the pharmaceutical manufacturers, and a service fee for the pharmacy related services we provide.

•	GPO and data fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (GPO) for our affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect and compile.

•	Research fees. We receive fees for research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include some management fee, as well as per patient accrual fees and fees for achieving various study milestones.

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

Revenue increased from $447.2 million for the first quarter of 2003 to $525.0 million for the first quarter of 2004, an increase of $77.8 million, or 17.4%. Revenue growth was caused primarily by increases in product revenues. Product revenues increased from $263.5 million in the first quarter of 2003 to $332.5 million in the first quarter of 2004, an increase of $68.9 million, or 26.2%. Service revenues increased from $183.7 million in the first quarter of 2003 to $192.5 million in the first quarter of 2004, an increase of $8.8 million, or 4.8%.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following table shows our revenue by segment for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Medical oncology services	$450,928	$379,824
Cancer center services	61,064	54,305
Other services	13,004	13,081

	$524,996	$447,210

Medical oncology revenue, which includes all of our product revenue, increased from $379.8 million in the first quarter of 2003 to $450.9 million for the first quarter of 2004, an increase of $71.1 million or 18.7%. $27.1 million of such increase is attributed to growth in the service line model, including $7.8 million attributable to new markets, $8.2 million attributable to a conversion from the PPM model during the second quarter of 2003 and $11.1 million attributable to growth in the service line business existing during the first quarter of 2003. The remainder of the growth in medical oncology revenue is attributable to increased fees for drug administration and use of more expensive chemotherapy agents and additional supportive care drugs. Growth of medical oncology revenue during the first quarter of 2004 was partially offset by a 1.2% decline in medical oncology visits compared to the same period during 2003 as a result of PPM practice disaffiliations and conversions to the service line model. Service line model visits are not included in our patient volume statistics.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Cancer center services revenue increased from $54.3 million in the first quarter of 2003 to $61.1 million for the first quarter of 2004, an increase of $6.8 million, or 12.4%. This increase is attributable to the addition of IMRT, an increase in radiology revenue from CT and PET scans and additional cancer centers. PET scans increased from 4,154 in the first quarter of 2003 to 6,581 in the first quarter of 2004, an increase of 58.4%. This growth was attributable to an increase in same-facility PET scans per day of 20.6% and the addition of 8 PET systems during 2003 and the first quarter of 2004. Radiation treatments decreased slightly from 165,542 in the first quarter of 2003 to 164,557 in the first quarter of 2004, or 0.6%. Same practice radiation treatments increased from 156,827 in the first quarter of 2003 to 158,102 in the first quarter of 2004, or 0.8%. In addition, since the first quarter of 2003 we have added a net total of 4 cancer centers (taking into account closures and disaffiliations). We currently have 11 cancer centers and 4 PET systems in various stages of development.

Other services revenue decreased from $13.1 million in the first quarter of 2003 to $13.0 million for the first quarter of 2004, a decrease of $0.1 million, or 0.6%. The decrease is attributable to a decrease in research revenue. Patients enrolled in research trials decreased from 874 in the first quarter of 2003 to 743 in the first quarter of 2004.

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

Cost of Products. Cost of Products, which includes drugs, medications and other supplies used by the practices, increased from $243.3 million in the first quarter of 2003 to $306.8 million in the same period of 2004, an increase of $63.5 million, or 26.1%. As a percentage of revenue, pharmaceuticals and supplies increased from 54.4% in the first quarter of 2003 to 58.4% in the same period in 2004, primarily because of an increase in our service line business and an increase in pharmaceutical revenue as a percentage of total revenue.

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices’ employees (other than physicians), increased from $87.0 million in the first quarter of 2003 to $92.7 million in the first quarter of 2004, an increase of $5.7 million, or 6.5%. As a percentage of revenue, field compensation and benefits decreased from 19.5% in the first quarter of 2003 to 17.7% in the first quarter of 2004. The decrease as a percentage of revenue is primarily attributable to economies of scale resulting from the increase in pharmaceutical, diagnostic and radiation revenue.

Other Field Costs. Other field costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $51.1 million in the first quarter of 2003 to $56.8 million in the first quarter of 2004, an increase of $5.7 million, or 11.1%. As a percentage of revenue, other field costs decreased from 11.4% in the first quarter of 2003 to 10.8% in the first quarter of 2004 as a result of growth in pharmaceutical, diagnostic and radiation revenue.

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

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

The following is the EBITDA of our operations by operating segment for the three months ended March 31, 2004 and 2003 (in thousands):

Three Months Ended March 31, 2004:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product Revenues	$332,475	$—	$—	$—	$332,475
Service Revenues	118,453	61,064	13,004	—	192,521

Revenue	450,928	61,064	13,004	—	524,996
Operating expenses	(403,729)	(47,750)	(12,897)	(23,522)	(487,898)

Income (loss) from operations	47,199	13,314	107	(23,522)	37,098
Depreciation and amortization	10	7,865	241	10,838	18,954

EBITDA	$47,209	$21,179	$348	$(12,684)	$56,052

Three Months Ended March 31, 2003:

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product Revenues	$263,531	$—	$—	$—	$263,531
Service Revenues	116,293	54,305	13,081	—	183,679

Revenue	379,824	54,305	13,081	—	447,210
Operating expenses	(332,728)	(42,782)	(12,033)	(28,325)	(415,868)

Income (loss) from operations	47,096	11,523	1,048	(28,325)	31,342
Depreciation and amortization	20	5,836	209	12,748	18,813

EBITDA	$47,116	$17,359	$1,257	$(15,577)	$50,155

Medical oncology services EBITDA margin decreased from 12.4% in the first quarter of 2003 to 10.5% in the first quarter of 2004. This decrease is attributable to an increase in lower margin pharmaceuticals and increase in service line revenues. All product revenues are included in the Medical Oncology Services segment.

Cancer center services EBITDA margin increased from 32.0% in the first quarter of 2003 to 34.7% in the first quarter of 2004. This increase is attributable to exiting from unprofitable sites, investment in technology such as intensity modulated radiation therapy (IMRT), CT and PET, and growth in same practice treatments.

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

We entered into a leasing facility in December 1997, which we have used to finance the acquisition and development of cancer centers. Since December 31, 2002, the lease has been classified as indebtedness on our financial statements since we have guaranteed 100% of the residual value of the properties in the lease since that date. As of March 31, 2004, we had $67.3 million outstanding under the facility and no further amounts are available under that facility. The annual cost of the lease is approximately $2.9 million, based on interest rates in effect as of March 31, 2004. The lease was scheduled to mature in June 2004. We anticipate refinancing substantially all of our indebtedness in connection with the merger transaction described above. We extended the maturity of the

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

lease to allow such a refinancing in connection with the merger transaction.

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

Us Oncology, Inc

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of March 20, 2004, among Oiler Holding Company, Oiler Acquisition Corp. and US Oncology, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K dated March 20, 2004 and incorporated herein by reference.)

3.1		Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K/A filed June 17, 1999 and incorporated herein by reference)

3.2		Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Form 10-K filed March 21, 2003 and incorporated herein by reference)

4.1		Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from the Company’s Form 8-A filed June 2, 1997).

4.2		Indenture dated February 1, 2002 among US Oncology, Inc., the Guarantors named therein, and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Company’s Form 8-K filed February 5, 2002).

4.3		Amendment No. 1, dated as of March 20, 2004, amends the Rights Agreement dated as of May 29, 1997 (as amended and in effect from time to time, the “Rights Agreement”), between US Oncology, Inc., a Delaware corporation (the “Corporation”), and American Stock Transfer & Trust Company, as Rights Agent (the “Rights Agent”). Terms not otherwise defined herein shall have the meanings assigned to such terms in the Rights Agreement. (filed as exhibit 4.1 to the Company’s Form 8-K dated March 20, 2004 and incorporated herein by reference.)

31.1	*	Certification of Chief Executive Officer

31.2	*	Certification of Chief Financial Officer

32.1		Certification of Chief Executive Officer

32.2		Certification of Chief Financial Officer

*	Filed herewith

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

US ONCOLOGY, INC.

Date: July 19, 2004:	By:	/s/ R. Dale Ross
R. Dale Ross, Chief Executive Officer
(duly authorized signatory)

Date: July 19, 2004:	By:	/s/ Bruce D. Broussard
Bruce D. Broussard, Chief Financial Officer
(principal financial and accounting officer)