Form 10-Q
period 2004-06-30
US ONCOLOGY INC
filed 2004-07-23
CIK 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☒    No  ☐

As of July 16, 2004, 86,475,384 shares of the Registrant’s Common Stock were outstanding. In addition, as of July 16, 2004, the Registrant had agreed to deliver 805,790 shares of its Common Stock on certain future dates for no additional consideration.

US ONCOLOGY, INC.

FORM 10-Q

JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and equivalents	$221,118	$124,514
Accounts receivable	316,582	304,507
Other receivables	61,100	47,738
Prepaid expenses and other current assets	17,507	18,451
Inventories	28,768	7,481
Due from affiliates	40,650	43,629

Total current assets	685,725	546,320
Property and equipment, net	362,391	356,125
Service agreements, net	232,541	239,108
Deferred income taxes	6,715	10,915
Other assets	21,820	22,551

	$1,309,192	$1,175,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$74,251	$79,748
Accounts payable	201,146	160,628
Due to affiliates	88,299	64,052
Accrued compensation cost	20,965	26,316
Income taxes payable	39,911	19,810
Other accrued liabilities	42,027	41,847

Total current liabilities	466,599	392,401

Deferred revenue	7,290	5,349
Long-term indebtedness	183,908	188,412

Total liabilities	657,797	586,162
Minority interest	10,529	10,497
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,500 shares authorized, none issued and outstanding
Series A Preferred Stock, $.01 par value, 500 shares authorized and reserved, none issued and outstanding
Common Stock, $.01 par value, 250,000 shares authorized, 95,301 issued, 86,451 and 83,363 outstanding	953	953
Additional paid in capital	478,113	473,800
Common Stock to be issued, approximately 820 and 2,102 shares	9,327	21,146
Treasury Stock, 8,850 and 11,938 shares	(77,021)	(102,367)
Retained earnings	229,494	184,828

Total stockholders’ equity	640,866	578,360

	$1,309,192	$1,175,019

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product revenues	$355,454	$298,895	$687,929	$562,426
Service revenues	209,789	192,517	402,310	376,196

Total revenues	565,243	491,412	1,090,239	938,622

Cost of product	332,783	277,153	639,549	520,461

Costs of services:
Field compensation and benefits	96,461	88,631	189,154	175,663
Other field costs	55,216	56,872	112,017	108,011
Depreciation and amortization	15,131	12,912	28,957	25,913

Total costs of services	166,808	158,415	330,128	309,587

Total costs of product and services	499,591	435,568	969,677	830,048
General and administrative expense	16,616	16,365	29,300	31,941
Depreciation and amortization	5,205	6,054	10,333	11,866

	521,412	457,987	1,009,310	873,855

Income from operations	43,831	33,425	80,929	64,767

Other income (expense):
Interest expense, net	(4,541)	(4,952)	(8,923)	(10,084)
Other income	622	—	622	—

Income before income taxes	39,912	28,473	72,628	54,683
Income tax provision	(15,366)	(10,820)	(27,962)	(20,780)

Net income and comprehensive income	$24,546	$17,653	$44,666	$33,903

Net income per share - basic	$0.28	$0.19	$0.52	$0.37

Shares used in per share computation – basic	87,192	91,358	86,590	92,165

Net income per share – diluted	$0.27	$0.19	$0.50	$0.36

Shares used in per share computation –diluted	90,674	93,017	89,975	93,825

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$44,666	$33,903
Non cash adjustments:
Depreciation and amortization	39,290	37,779
Deferred income taxes	4,200	12,222
Undistributed earnings (losses) in joint ventures	32	(900)
Non cash compensation expense	48	100
Changes in operating assets and liabilities:	41,870	33,468

Net cash provided by operating activities	130,106	116,572

Cash flows from investing activities:
Acquisition of property and equipment	(37,853)	(39,452)

Net cash used by investing activities	(37,853)	(39,452)

Cash flows from financing activities:
Repayment of other indebtedness	(10,001)	(14,728)
Cash payment in lieu of stock issuance	—	(710)
Proceeds from exercise of options	18,599	895
Purchase of Treasury Stock	(4,247)	(40,972)

Net cash provided (used) by financing activities	4,351	(55,515)

Increase in cash and equivalents	96,604	21,605
Cash and equivalents:
Beginning of period	124,514	75,029

End of period	$221,118	$96,634

Interest paid	$9,775	$10,720
Taxes paid	$575	$8,755

Non cash transactions:
Delivery of Common Stock in affiliation transactions	$6,585	$6,839

The accompanying notes are an integral part of this statement

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. The unaudited condensed consolidated financial statements, notes and other information included in this form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, as amended.

Previously reported financial information has been reclassified to conform to the 2004 presentation. Such reclassifications did not affect the Company’s financial condition, net income or cash flows.

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

If the merger is completed, each issued and outstanding share of US Oncology common stock (other than shares owned by Welsh Carson, its co-investors and directors and executive officers of US Oncology that participate in the merger) will be converted into the right to receive $15.05 in cash, subject to the rights of dissenting stockholders who exercise and perfect their appraisal rights under Delaware law. Each outstanding option for US Oncology common stock will be canceled in exchange for (1) the excess, if any, of $15.05 over the per share exercise price of the option multiplied by (2) the number of shares of common stock subject to the option, net of any applicable withholding taxes. Outstanding rights to receive shares of common stock under existing delayed stock delivery agreements between US Oncology and certain physicians will be canceled in exchange for an amount in cash equal to (1) $15.05 multiplied by (2) the number of shares of common stock otherwise issuable under the delayed stock delivery agreements on the scheduled delivery dates, net of any applicable withholding taxes.

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

The closing of the merger is subject to various conditions contained in the merger agreement, including the approval by the holders of a majority of US Oncology’s shares held by stockholders other than Welsh Carson, its co-investors and members of US Oncology’s Board or management that participate in the merger, in addition to majority

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

stockholder approval statutorily required for a merger. A special meeting of stockholders will be held on August 20, 2004, for the purpose of voting on the merger agreement, the merger and related matters. On July 21, 2004, the Company filed a definitive proxy statement relating to the merger with the SEC. On July 22, 2004, the Company mailed the proxy statement to its stockholders. Additional conditions included the closing of financing arrangements as set forth in bank commitment letters that have been received by Holdings, the tender of not less than a majority of the aggregate principal amount of US Oncology’s outstanding 9 5/8% Senior Subordinated Notes due 2012, the expiration of the applicable waiting period under the Hart-Scott-Rodino Act and other customary conditions. As of July 22, 2004, the Company had received the consents and tenders of approximately 84% of the principal amount of its existing Senior Subordinated Notes and received early termination of the waiting period under the Hart-Scott-Rodino Act.

In addition, as disclosed in Part II, Item 1, under the heading “Legal Proceedings,” seven purported class action lawsuits have been filed naming the Company and each of its directors as defendants. Four of the lawsuits also name Welsh Carson (or Welsh, Carson, Anderson & Stowe) as a defendant and two also name Acquisition Corp. The complaints allege, among other things, that the defendants have breached their fiduciary duties to the stockholders of the Company by entering into the merger agreement. Among other things, the consideration offered in the merger is alleged to be inadequate and a result of unfair dealing. One of the lawsuits alleges that two of the three directors on the special committee, and several other directors, are not independent, and that certain facts were not disclosed. Boone Powell, Jr. was alleged not to be an independent director on account of an alleged “close connection” between the Company and Baylor University of which the Baylor University Medical Center in Dallas is a part. Baylor is alleged to have certain relationships with the Company and Mr. Powell is a former director and Chairman of the Baylor Health Care System. Burton S. Schwartz, M.D., is President and Medical Director of Minnesota Oncology Hematology, PA, which has a service agreement with the Company, and is alleged not to be an independent director because of amounts paid under such service agreement by such entity to the Company. Messrs. Powell and Schwartz are also alleged to be “beholden” to Russell L. Carson, a principal of Welsh Carson, and R. Dale Ross, the Company’s President and Chief Executive Officer.

The complaints seek an injunction against the proposed transaction or, if it is consummated, rescission of the transaction and imposition of a constructive trust, as well as money damages, attorneys’ fees, expenses and other relief. Additional lawsuits could be filed in the future. The Company believes that these lawsuits and the allegations contained therein lack merit. Three of the lawsuits were filed in the Court of Chancery of the State of Delaware and four of the lawsuits were filed in state District Courts in Harris County, Texas by purported stockholders of the Company on behalf of all similarly situated stockholders. On April 15, 2004, the Delaware Court of Chancery consolidated the Delaware lawsuits. On May 21, 2004, the 234th Texas District Court consolidated the Texas lawsuits. On May 21, 2004, plaintiffs in the consolidated Delaware lawsuit moved for expedited proceedings, and those plaintiffs moved for a preliminary injunction against consummation of the merger due to alleged failures to disclose material facts in the preliminary proxy statement that had been filed by the Company, which alleged failures were described in an amended complaint filed by those plaintiffs. On May 25, 2004, the Delaware Court of Chancery scheduled a preliminary injunction hearing in the Delaware consolidated lawsuit, to commence on June 30, 2004. The defendants in the Delaware consolidated lawsuit, and in the Texas consolidated lawsuit, made substantial production of documents in response to requests by the plaintiffs.

As a result of arm’s-length settlement negotiations among counsel in the lawsuits, the parties entered into an agreement providing for settlement of the consolidated Delaware lawsuit on behalf of the purported class, and for dismissal with prejudice of the consolidated Texas lawsuit. The agreement contemplated that, among other things, the Company would make disclosures in the proxy statement to address the disclosure claims raised in the Delaware consolidated lawsuit.

Following confirmatory discovery by the parties, the parties then executed a stipulation of settlement, the substance of which is consistent with that of the agreement. The proposed settlement is subject to final approval by the Delaware Court of Chancery, so any settlement may not be final at the time of the special meeting of stockholders. If the proposed settlement is ultimately not approved by the Delaware Court of Chancery, the litigation could proceed and the plaintiffs could seek the relief sought in their respective complaints. As a result, we cannot assure our stockholders that the proposed settlement will be completed on the terms described above or, in that event, that the merger will be completed.

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

NOTE 3 – REVENUES

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

The Company derives revenue primarily in four areas:

•	PPM service fee revenues. Under the PPM model, the Company recognizes revenues derived from amounts it bills and collects on behalf of affiliated practices, which are reduced by the amounts retained by those practices under its contracts. PPM service fee revenue is recorded when services are rendered based on established or negotiated rates reduced by contractual adjustments and allowances for doubtful accounts and by the amounts retained by practices. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

•	Service line fees. In the medical oncology services area under the Company’s service line agreements, the Company bills practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which the Company must pay the pharmaceutical manufacturers, and a service fee for the pharmacy related services the Company provides.

•	GPO and data fees. The Company receives fees from pharmaceutical companies for acting as a group purchasing organization (GPO) for its affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data the Company collects and compiles.

•	Research fees. The Company receives fees for research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

A portion of the Company’s revenue under its PPM arrangements and its revenue under service line arrangements with affiliated practices are derived from sales of pharmaceutical products and are reported as product revenues. The Company’s remaining revenues under its PPM arrangements and its revenues from GPO fees, data fees and research fees are reported as service revenues. Physician practices that enter into comprehensive service agreements with the Company receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables delivered under a single contract, with a single fee. The Company has analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component. For revenue recognition purposes, the product revenues and service revenues have each been accounted for as a separate unit of accounting under the guidance in Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”). Adoption of EITF 00-21 did not have an impact on the Company’s financial statements.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Product revenues consist of sales of pharmaceuticals to practices in connection with the Company’s comprehensive service agreements under the PPM model or under the Company’s pharmaceutical services service line. Under all our arrangements with affiliated practices, we agree to furnish the practice with pharmaceuticals and supplies. In certain cases, the Company takes legal title to the pharmaceuticals and resells them to practices. In other cases, title to the pharmaceuticals passes directly from the Company’s distributor to the practices under arrangements negotiated and managed by the Company pursuant to its service agreements with practices. The Company has analyzed its contracts with physician practices and vendors and distributors of pharmaceutical products purchased pursuant to its arrangements with affiliated practices and has determined that, in all cases, it acts as a principal within the meaning of EITF No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” For this reason, the Company recognizes the gross amounts from pharmaceuticals as product revenue because the Company (a) has separate contractual relationships with affiliated practices and with vendors and distributors of pharmaceutical products under which it is the primary obligor, and has discretion to select those vendors (b) is physically responsible for negotiating, managing, ordering and processing the pharmaceuticals until they are used by affiliated practices, (c) bears the carrying cost and maintains the equipment, staff and facilities used to manage the inventory of pharmaceuticals, (d) manages the overall pharmaceutical program, including management of admixture and implementation of programs to minimize waste, enhance charge capture, and otherwise increase the efficiency of the operations of affiliated practices, and (e) bears credit risk for the amounts due from the affiliated practice.

Because the Company acts as principal, product revenues are recognized at an amount equal to (a) the cost of the pharmaceutical (which is reimbursed to the Company pursuant to all of its contractual arrangements with physician practices) plus (b) an additional amount. Under the service line model, this additional amount is the actual amount charged to practices under the service line model since all of the services provided under the service line model are directly related to and not separable from the delivery of the products. Under the PPM model, the contracts do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects the Company’s estimate of the portion of its service fee that represents fair value relative to product sales. The portion of the service fee allocated to product revenue is based upon the terms upon which the Company offers pharmaceutical services under its service line model. The Company assesses this allocation quarterly based upon overall gross margins under the service line model during the quarter. The Company provides the same services related to delivery and management of pharmaceutical products under its PPM agreements as under its service line model agreements. Accordingly, the Company believes this allocation is appropriate. Discounts and rebates are deducted from product revenues because they are passed through to the Company’s affiliated practices.

Under the Company’s PPM arrangements, product revenues are recognized as drugs are accepted and dispensed by affiliated physician practices. Service fee revenues are recognized when the fees are deemed fixed and realizable at the time services are rendered based upon established or negotiated rates, less contractual adjustments, allowances and amounts to be retained by affiliated practices.

Under its PPM arrangements, fees are paid to the Company on a monthly basis. On a quarterly basis, the Company makes adjustments to its fees to reconcile prior estimates to actual amounts. Adjustments are recognized as increases or reductions in revenue in the period they become known. Historically, the effect of these adjustments has not been material. Upon termination of a contract, such reconciliation would occur effective upon termination of the contract.

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

The Company’s most significant only service agreement, which is the only service agreement to provide more than 10% of revenues, is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 25% of the Company’s total revenues for the second quarter of 2004 and approximately 24% of total revenues in the second quarter of 2003.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 4 – STOCK-BASED COMPENSATION

At June 30, 2004, the Company had seven stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying Common Stock on the date of the grant are insignificant for the three and six months ended June 30, 2004 and 2003.

The Company also provides a stock option plan to non-employee affiliates, which is accounted for using fair value based accounting with compensation expense being recognized over the respective vesting period. The Company recognized $0.2 million and $0.4 million for the three months ended June 30, 2004 and 2003 respectively. The Company recognized $0.4 million and $0.8 million for the six months ended June 30, 2004 and 2003, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$24,546	$17,653	$44,666	$33,903
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(1,233)	(1,821)	(2,598)	(3,279)

Pro forma net income	$23,313	$15,832	$42,068	$30,624

Earnings per share:
Basic, as reported	$0.28	$0.19	$0.52	$0.37

Basic, pro forma	$0.27	$0.17	$0.49	$0.33

Diluted, as reported	$0.27	$0.19	$0.50	$0.36

Diluted, pro forma	$0.26	$0.17	$0.47	$0.33

NOTE 5 – INDEBTEDNESS

As of June 30, 2004 and December 31, 2003, respectively, the Company’s long-term indebtedness consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Credit Facility	$—	$—
9.625% Senior Subordinated Notes due 2012	175,000	175,000
Lease facility	67,277	70,206
Subordinated notes	15,656	22,660
Capital lease obligations and other	226	294

	258,159	268,160
Less: current maturities	(74,251)	(79,748)

	$183,908	$188,412

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

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. At the Company’s option, funds may be borrowed at the base interest rate or the London Interbank Offered Rate (LIBOR), plus an amount determined under a defined formula. The base rate is selected by First Union National Bank (First Union) and is defined as its prime rate or Federal Funds Rate plus 1/2%. No amounts have been borrowed or outstanding under the Credit Facility since its inception and through June 30, 2004.

Senior subordinated notes

On February 1, 2002, the Company issued $175 million in 9.625% senior subordinated notes (“Senior Subordinated Notes”) to various institutional investors in a private offering pursuant to Rule 144A. The notes were subsequently exchanged for substantially identical notes in an offering registered under the Securities Act of 1933. The notes are unsecured, bear interest at 9.625% annually and mature in February 2012. Payments under the Senior Subordinated Notes are subordinated, in substantially all respects, to the Company’s Credit Facility and other “Senior Indebtedness,” as defined in the indenture governing the Senior Subordinated Notes. The Company believes that the carrying value of the Senior Subordinated Notes is not in excess of fair value at June 30, 2004.

Proceeds from the Senior Subordinated Notes were used to pay off previously existing indebtedness and to pay facility fees and expenses in connection with Company financings. Costs incurred in connection with establishing the Senior Subordinated Notes, including facility fees, were capitalized, and are being amortized over the term of those notes.

Leasing facility

The Company entered into a leasing facility in December 1997, under which a special purpose entity has constructed and owns certain of the Company’s cancer centers and leases them to the Company. The facility was funded by a syndicate of financial institutions and is collateralized by the property to which it relates and matures in September 2004.

As of June 30, 2004, the Company had $67.3 million outstanding under the lease facility, and no further amounts are available under that facility. The annual lease cost of the lease is approximately $2.6 million, based on the effective interest rate of 4.03% as of June 30, 2004. At June 30, 2004, the lessor under the lease held real estate assets (based on original acquisition and construction costs) of approximately $51.0 million and equipment of approximately $16.3 million (based on original acquisition cost) at fourteen locations.

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

The lease matures in September 2004. The Company anticipates refinancing substantially all of its indebtedness in connection with the merger transaction described in Note 2. In the event the merger is not consummated, the Company would pay the lease in full at its maturity and anticipates having sufficient cash available to make such payment.

Subordinated notes

The subordinated notes were issued in substantially the same form and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at June 30, 2004 bear interest at 7%, are due in installments through 2007, and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement.

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

NOTE 6 – CAPITALIZATION

In November 2002, the Board of Directors of the Company authorized the repurchase of up to $50.0 million in shares of its common stock in public or private transactions. Through December 31, 2002, the Company repurchased 884,000 shares of its Common Stock for $7.8 million, at an average price of $8.77 per share. During 2003, in connection with this authorization, the Company repurchased 5.0 million shares of Common Stock for $42.2 million, at an average price of $8.42 per share, which completed this authorization.

In August 2003, the Board of Directors of the Company authorized the repurchase of $50.0 million in shares of its common stock in public or private transactions. Through December 31, 2003, the Company had repurchased 5.2 million shares of its common stock for $45.3 million, at an average price of $8.70 per share. In January 2004, the Company repurchased 0.4 million shares of its Common Stock for $4.2 million at an average price of $10.78 per share, completing this authorization.

The table below sets forth the Company’s Treasury Stock activity (shares in thousands):

Shares
Treasury Stock shares as of January 1, 2003	5,748
Treasury Stock purchases	10,222
Treasury Stock issued in connection with affiliation transactions and exercise of employee stock options	(4,032)

Treasury Stock shares as of January 1, 2004	11,938
Treasury Stock purchases	394
Treasury Stock issued in connection with affiliation transactions and exercise of employee stock options	(3,482)

Treasury Stock shares as of June 30, 2004	8,850

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

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The following table summarizes the determination of shares used in per share calculations for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Issued at end of period:
Common Stock	95,301	95,301	95,301	95,301
Common Stock to be issued	820	2,919	820	2,919

	96,121	98,220	96,121	98,220
Treasury Stock	(8,850)	(9,140)	(8,850)	(9,140)
Effect of weighting	(79)	2,278	(681)	3,085

Shares used in per share calculations-basic	87,192	91,358	86,590	92,165
Effect of weighting and assumed share equivalents for grants of stock options at less than average market price	3,482	1,659	3,385	1,660

Shares used in per share calculations-diluted	90,674	93,017	89,975	93,825

Anti-dilutive stock options (options where exercise price is greater than the average market price) not included above	679	5,785	679	5,785

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

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by service line. The Company’s reportable segments are medical oncology services, cancer center services, and other services which primarily consist of cancer research services. All of our product revenues result from the sale of pharmaceuticals under the medical oncology service business line. Under the medical oncology services segment, the Company purchases and manages specialty oncology pharmaceuticals and provides practice management services to medical oncology practices. Under the cancer center services segment, the Company develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. Under the other services segment, the Company contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. Results of operations for the medical oncology services segment and other services segment include arrangements under both our PPM and service line models. We provide cancer center services only in PPM arrangements.

Asset information by reportable segment is not reported since the Company does not produce such information internally.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The table below presents information about reported segments for the three and six months ended June 30, 2004 and 2003 (in thousands):

Three Months Ended June 30, 2004:

	Medical Oncology	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$355,454	$—	$—	$—	$355,454
Service revenues	133,458	62,990	13,341	—	209,789

Revenues	488,912	62,990	13,341	—	565,243
Other operating expenses	(431,240)	(42,028)	(10,688)	(17,120)	(501,076)
Depreciation and amortization	(21)	(9,003)	(253)	(11,059)	(20,336)

Income (loss) from operations	$57,651	$11,959	$2,400	$(28,179)	$43,831

Three Months Ended June 30, 2003:

	Medical Oncology	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$298,895	$—	$—	$—	$298,895
Service revenues	118,802	57,954	15,761	—	192,517

Revenues	417,697	57,954	15,761	—	491,412
Other operating expenses	(370,639)	(39,409)	(12,335)	(16,638)	(439,021)
Depreciation and amortization	(29)	(8,750)	(276)	(9,911)	(18,966)

Income (loss) from operations	$47,029	$9,795	$3,150	$(26,549)	$33,425

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Six Months Ended June 30, 2004:

	Medical Oncology	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$687,929	$—	$—	$—	$687,929
Service revenues	251,911	124,054	26,345	—	402,310

Revenues	939,840	124,054	26,345	—	1,090,239
Other operating expenses	(834,959)	(81,913)	(23,119)	(30,029)	(970,020)
Depreciation and amortization	(31)	(16,868)	(494)	(21,897)	(39,290)

Income (loss) from operations	$104,850	$25,273	$2,732	$(51,926)	$80,929

Six Months Ended June 30, 2003:

	Medical Oncology	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$562,426	$—	$—	$—	$562,426
Service revenues	235,095	112,259	28,842	—	376,196

Revenues	797,521	112,259	28,842	—	938,622
Other operating expenses	(703,348)	(76,355)	(23,871)	(32,502)	(836,076)
Depreciation and amortization	(49)	(14,586)	(485)	(22,659)	(37,779)

Income (loss) from operations	$94,124	$21,318	$4,486	$(55,161)	$64,767

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

As a result of arm’s-length settlement negotiations among counsel in the lawsuits, the parties entered into an agreement providing for settlement of the consolidated Delaware lawsuit on behalf of the purported class, and for dismissal with prejudice of the consolidated Texas lawsuit. The agreement contemplated that, among other things, the Company would make disclosures in the proxy statement to address the disclosure claims raised in the Delaware consolidated lawsuit.

Following confirmatory discovery by the parties, the parties then executed a stipulation of settlement, the substance of which is consistent with that of the agreement. The proposed settlement is subject to final approval by the Delaware Court of Chancery, so any settlement may not be final at the time of the special meeting. If the proposed settlement is ultimately not approved by the Delaware Court of Chancery, the litigation could proceed and the plaintiffs could seek the relief sought in their respective complaints. As a result, the Company cannot assure stockholders that the proposed settlement will be completed on the terms described above or, in that event, that the merger will be completed.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 10 – RECENT PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements for the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Additionally, in December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The adoption of FIN 46R in January 2004 had no impact on the Company’s financial position, results of operations or cash flows.

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

Our Business

We provide comprehensive services to our network of affiliated practices, made up of more than 900 affiliated physicians in over 490 sites, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.4 billion of pharmaceuticals through a network of 46 licensed pharmacies, 152 pharmacists and 279 pharmacy technicians. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations. All of our product revenues result from the sale of pharmaceuticals under the medical oncology services business line.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 81 integrated community-based cancer centers. We also have installed and manage 25 Positron Emission Tomography Systems (PET).

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently supervise 324 clinical trials, supported by our network of approximately 670 participating physicians in more than 190 research locations.

We provide these services through two business models: the physician practice management (PPM) model, under which we provide all of the above services under a single contract with one fee based on overall performance; and the service line model, under which practices contract with the company to purchase only the pharmaceutical aspects of medical oncology services and/or cancer research services, each under a separate contract, with a separate fee methodology for each service. Most of our revenues (90.6% during the second quarter of 2004) were derived under the PPM model.

The Merger Transaction

On March 20, 2004, Holdings and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology pursuant to which Oiler Acquisition Corp. will be merged with and into US Oncology, with US Oncology continuing as the surviving corporation. If the transaction is consummated, we would become a private company owned by Holdings. Members of our senior management, including our Chairman and CEO, will continue as employees, participate in the merger by purchasing equity securities in Holdings and be awarded equity securities in Holdings. Both Holdings and Oiler Acquisition Corp. are Delaware corporations that were formed by Welsh Carson for the purpose of completing the merger and related financing transactions. Currently, Welsh Carson

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

directly owns approximately 14.5% of our outstanding common stock and, together with its co-investors and our directors and executive officers that participate in the merger, would own all the capital stock of Holdings when and if the merger is consummated.

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

The closing of the merger is subject to various conditions contained in the merger agreement, including the approval by the holders of a majority of US Oncology’s shares held by stockholders other than Welsh Carson, its co-investors and members of US Oncology’s Board or management that participate in the merger, in addition to majority stockholder approval statutorily required for a merger. A special meeting of stockholders will be held on August 20, 2004, for the purpose of voting on the merger agreement, the merger and related matters. A definitive proxy statement relating to the special meeting was filed with the SEC on July 21, 2004, and mailed to stockholders on July 22, 2004. Additional conditions include the closing of financing arrangements as set forth in bank commitment letters that have been received by Holdings, the tender of not less than a majority of the aggregate principal amount of US Oncology’s outstanding 9 5/8% Senior Subordinated Notes due 2012, the expiration of the applicable waiting period under the Hart-Scott-Rodino Act and other customary conditions. As of July 22, 2004, the Company had received the consents and tenders of approximately 84% of the principal amount of its existing Senior Subordinated Notes and received early termination of the waiting period under the Hart-Scott-Rodino Act.

In addition, as disclosed in Part II, Item 1, under the heading “Legal Proceedings,” seven purported class action lawsuits have been filed naming the Company and each of its directors as defendants. Four of the lawsuits also name Welsh Carson (or Welsh, Carson, Anderson & Stowe) as a defendant and two also name Acquisition Corp. The complaints allege, among other things, that the defendants have breached their fiduciary duties to the stockholders of the Company by entering into the merger agreement. Among other things, the consideration offered in the merger is alleged to be inadequate and a result of unfair dealing. One of the lawsuits alleges that two of the three directors on the special committee, and several other directors, are not independent, and that certain facts were not disclosed. Boone Powell, Jr. was alleged not to be an independent director on account of an alleged “close connection” between the Company and Baylor University of which the Baylor University Medical Center in Dallas is a part. Baylor is alleged to have certain relationships with the Company and Mr. Powell is a former director and Chairman of the Baylor Health Care System. Burton S. Schwartz, M.D., is President and Medical Director of Minnesota Oncology Hematology, PA, which has a service agreement with the Company, and is alleged not to be an independent director because of amounts paid under such service agreement by such entity to the Company. Messrs. Powell and Schwartz are also alleged to be “beholden” to Russell L. Carson, a principal of Welsh Carson, and R. Dale Ross, the Company’s President and Chief Executive Officer.

The complaints seek an injunction against the proposed transaction or, if it is consummated, rescission of the transaction and imposition of a constructive trust, as well as money damages, attorneys’ fees, expenses and other relief. Additional lawsuits could be filed in the future. The Company believes that these lawsuits and the allegations contained therein lack merit. Three of the lawsuits were filed in the Court of Chancery of the State of Delaware and four of the lawsuits were filed in state District Courts in Harris County, Texas by purported stockholders of the Company on behalf of all similarly situated stockholders. On April 15, 2004, the Delaware Court of Chancery consolidated the Delaware lawsuits. On May 21, 2004, the 234th Texas District Court consolidated the Texas

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

lawsuits. On May 21, 2004, plaintiffs in the consolidated Delaware lawsuit moved for expedited proceedings, and those plaintiffs moved for a preliminary injunction against consummation of the merger due to alleged failures to disclose material facts in the preliminary proxy statement that had been filed by the Company, which alleged failures were described in an amended complaint filed by those plaintiffs. On May 25, 2004, the Delaware Court of Chancery scheduled a preliminary injunction hearing in the Delaware consolidated lawsuit, to commence on June 30, 2004. The defendants in the Delaware consolidated lawsuit, and in the Texas consolidated lawsuit, made substantial production of documents in response to requests by the plaintiffs.

As a result of arm’s-length settlement negotiations among counsel in the lawsuits, the parties entered into an agreement providing for settlement of the consolidated Delaware lawsuit on behalf of the purported class, and for dismissal with prejudice of the consolidated Texas lawsuit. The agreement contemplated that, among other things, the Company would make disclosures in the proxy statement to address the disclosure claims raised in the Delaware consolidated lawsuit.

Following confirmatory discovery by the parties, the parties then executed a stipulation of settlement, the substance of which is consistent with that of the agreement. The proposed settlement is subject to final approval by the Delaware Court of Chancery, so any settlement may not be final at the time of the special meeting. If the proposed settlement is ultimately not approved by the Delaware Court of Chancery, the litigation could proceed and the plaintiffs could seek the relief sought in their respective complaints. As a result, we cannot assure our stockholders that the proposed settlement will be completed on the terms described above or, in that event, that the merger will be completed.

Our Strategy

Our mission is to increase access to and advance the delivery of high-quality cancer care in America. We do this by offering services to physicians to enable them to provide cancer patients with a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology, diagnostic services, access to clinical trials, patient education and other services, primarily in a community setting. We aim to enhance efficiency and lower cost structures at our affiliated practices, while enabling them to continue to deliver quality patient care.

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

Economic Models

Most of our revenue is derived under the PPM model. Under the PPM model, we provide all of our services to a physician practice under a single management agreement under which we are appointed exclusive business manager, responsible for all of the non-clinical aspects of the practice.

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

Under most of our PPM agreements, we are compensated under the “earnings model.” Under that model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the second quarter of 2004, 74.3% of our revenue was derived from affiliated practices managed under agreements on the earnings model. As of June 30, 2004, PPM agreements accounting for 16.3% of our revenue during the first six months of 2004 were under the net revenue model described below. In some states, our agreements provide for a fixed management fee.

Of our second quarter 2004 revenue, 8.2% was derived under the service line model. Under our service line agreements, fees include payment for pharmaceuticals and supplies used by the group, reimbursement for certain pharmacy related expenses and payment for the other services we provide. Rates for our services typically are based on the level of services required by the practice.

Realignment of Net Revenue Model Practices

Under the net revenue model, our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee. Under these agreements, once we have been reimbursed for expenses, the practice is entitled to retain a fixed portion of its revenues before any additional service fee is paid to us. The effect of this priority of payments is that we bear a disproportionate share of increasing practice costs, since if there are insufficient funds to pay both our fee and the fixed amount to be retained by the practice, the entire amount of the shortfall reduces our management fee. Rapidly increasing pharmaceutical costs have increased practice revenues and thus the amounts retained by physicians. At the same time rising costs have eroded margins, leaving less available to pay our management fees.

The net revenue model does not appropriately align our and our practices’ economic incentives, since the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, we have been seeking to convert net revenue model practices to the earnings model since the beginning of 2001. In some cases, net revenue model practices have converted instead to the service line model or disaffiliated entirely. Of our 2000 revenue, 56.3% was derived from net revenue model practices, while only 16.3% of our second quarter 2004 revenue was derived from practices under the net revenue model as of June 30, 2004. We no longer enter into new affiliations under the net revenue model.

Since announcing our initiative to convert practices away from the net revenue model in November 2000, we have recorded charges of $251.3 million relating to impairment of net revenue model practices resulting either from termination of those agreements or the determination that their carrying values were not recoverable. As of June 30, 2004, only one net revenue model service agreement, with a carrying value of $21.9 million, was reflected on our balance sheet.

Practices on the net revenue model as of June 30, 2004, accounted for 16.3% of our revenue for the first six months of 2004. Since that time, two additional practices, accounting for 4.6% of our revenue for the first six months of 2004, converted from the net revenue model to the earnings model. We are continuing our efforts to convert our remaining net revenue model practices to the earnings model or service line model. At this time, we believe that it is unlikely that all of the remaining net revenue model practices will convert to the earnings model.

Specifically, we currently expect that we will end our affiliation with one net revenue model practice, comprising 33 physicians. In addition, we expect that another net revenue model practice comprising 36 physicians, will likely transition to the service line model or disaffiliate. In order to effectuate such a transition or disaffiliation, we will need to negotiate asset sales with the physician groups in question and there can be no assurance that we will be able to negotiate such transactions on terms acceptable to us, if at all.

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

Additional risks and uncertainties relating to our operations include recent legislation relating to prescription drug reimbursement under Medicare, including the way in which such legislation is implemented with respect to modifications in practice expense reimbursement, calculation of average sales price, implementation of third-party vendor programs and other matters, the impact of the recent legislation on other aspects of our business (such as private payor reimbursement, our ability to obtain favorable pharmaceutical pricing, the ability of practices to continue offering chemotherapy services to Medicare patients or maintaining existing practice sites, physician response to the legislation, including with respect to retirement or choice of practice setting, development activities, and the possibility of additional impairments of assets, including management services agreements), reimbursement for pharmaceutical products generally, our ability to maintain good relationships with existing practices, expansion into new markets and development of existing markets, our ability to complete cancer centers and PET facilities currently in development, our ability to recover the costs of our investments in cancer centers, our ability to complete negotiations and enter into agreements with practices currently negotiating with us, reimbursement for health-care services, continued efforts by payors to lower their costs, government regulation and enforcement, continued relationships with pharmaceutical companies and other vendors, changes in cancer therapy or the manner in which care is delivered, drug utilization, increases in the cost of providing cancer treatment services and the operations of our affiliated physician practices. Please refer to our filings with the SEC, including our Annual Report on Form 10-K for 2003, as amended, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

Please refer to the “Critical Accounting Policies” section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 for a discussion of our critical accounting policies. Management believes such critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation of the results of affiliated practices, revenue recognition (including calculation of physician compensation), general estimates of accruals, including accruals relating to accounts receivable, and intangible asset amortization and impairment.

Recent Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements for the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Additionally, in December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The adoption of FIN 46R in January 2004 had no impact on the Company’s financial position, results of operations or cash flows.

From time to time, the FASB, the SEC and other regulatory bodies change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make restatements.

Discussion of Non-GAAP Information

In this report, we use the terms “EBITDA” and “EBITDA margin.” Neither term is calculated in accordance with GAAP. EBITDA and EBITDA margin are derived from relevant items in our GAAP financials. A reconciliation of EBITDA to our income statement is included in this report.

Management believes that EBITDA and EBITDA margin are useful to investors, since they can provide investors with additional information that is not directly available in a GAAP presentation.

“EBITDA” is earnings before interest, taxes depreciation and amortization. We believe EBITDA is useful to investors because it measures our liquidity and financial condition, and is commonly used by investors to evaluate the value and liquidity of companies in general, their debt service obligations and their ability to service their indebtedness.

“EBITDA margin” is EBITDA divided by revenue. EBITDA and EBITDA margin are tools used by management in assessing our business operations and financial condition both as a whole and with respect to individual sites and product lines.

In all events, EBITDA and EBITDA margin are not intended to be a substitute for GAAP measures, and investors are advised to review such non-GAAP measures in conjunction with GAAP information provided by us.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Results of Operations

The Company was affiliated (including under the service line) with the following number of physicians, by specialty:

	June 30,
	2004	2003
Medical oncologists/hematologists	756	686
Radiation oncologists	122	113
Other oncologists	36	37

Total oncologists/hematologists	914	836

As of July 19, 2004, 941 physicians are affiliated with the Company.

The following table sets forth the sources for growth in the number of physicians affiliated with the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Affiliated physicians, beginning of period	897	885	897	884
Physician practice affiliations	13	4	16	17
Recruited physicians	11	11	24	20
Physician practice separations	0	(52)	(13)	(62)
Retiring/other	(7)	(12)	(10)	(23)

Affiliated physicians, end of period	914	836	914	836

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

The following table sets forth the number of cancer centers and PET units managed by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cancer centers, beginning of period	80	75	78	79
Cancer centers opened	1	2	4	2
Cancer centers closed	0	0	(1)	(1)
Cancer centers disaffiliated	0	(1)	0	(4)

Cancer centers, end of period	81	76	81	76

PET systems	25	19	25	19

The following table sets forth the key operating statistics as a measure of the volume of services provided by our PPM practices:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Medical oncology visits(1)	585,413	609,208	1,164,121	1,194,894
Radiation treatments	163,606	165,358	328,163	330,928
PET scans	7,023	4,752	13,604	8,963
CT scans	25,312	18,551	48,394	34,679
New patients enrolled in research studies	718	951	1,461	1,856

(1)	Medical Oncology visits include consults by medical oncologists under our PPM model only and do not include service line results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product revenues	62.9%	60.8%	63.1%	59.9%
Service revenues	37.1%	39.2%	36.9%	40.1%

Total revenues	100%	100%	100%	100%

Cost of product	58.9%	56.4%	58.7%	55.4%
Costs of services:
Field compensation and benefits	17.1%	18.0%	17.3%	18.7%
Other field costs	9.8%	11.6%	10.3%	11.5%
Depreciation and amortization	2.7%	2.6%	2.7%	2.8%

Total costs of services	29.6%	32.2%	30.3%	33.0%
Total costs of product and services	88.5%	88.6%	89.0%	88.4%
General and administrative expense	2.9%	3.3%	2.7%	3.4%
Depreciation and amortization	0.9%	1.3%	0.9%	1.3%

Income from operations	7.7%	6.8%	7.4%	6.9%
Other income (expense):
Interest expense, net	(0.8)%	(1.0)%	(0.8)%	(1.1)%
Other income	0.1%	—	0.1%	—

Income before income taxes	7.0%	5.8%	6.7%	5.8%
Income tax provision	(2.7)%	(2.2)%	(2.6)%	(2.2)%

Net income and comprehensive income	4.3%	3.6%	4.1%	3.6%

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

A portion of the Company’s revenue under its PPM arrangements and its revenue under service line arrangements with affiliated practices are derived from sales of pharmaceutical products and are reported as product revenues. The Company’s remaining revenues are reported as service revenues. Physician practices that enter into comprehensive service agreements with the Company receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables delivered under a single contract, with a single fee. The Company has analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component.

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

Revenue increased from $491.4 million in the second quarter of 2003 to $565.2 million in the second quarter of 2004, an increase of $73.8 million, or 15.0%. The primary increase was in product revenues, which increased from $298.9 million in the second quarter of 2003 to $355.5 million in the second quarter of 2004, an increase of $56.6 million, or 18.9%. Service revenues also increased from $192.5 million in the second quarter of 2003 to $209.8 million in the second quarter of 2004, an increase of $17.3 million, or 9.0%. Revenue growth was primarily caused by increases in revenues attributable to pharmaceuticals, and diagnostic services growth in the service revenue. For the six months ended revenues increased from $938.6 million in 2003 to $1,090.2 million in 2004, an increase of $151.6 million, or 16.2%. Product revenues increased from $562.4 million for the six months ended 2003 to $687.9 million for the six months ended 2004, an increase of $125.5 million, or 22.3%. Service revenues increased from $376.2 million in the six months ended 2003 to $402.3 million in the six months ended 2004, an increase of $26.1 million, or 6.9%. Revenue growth in pharmaceuticals as well as growth in PET and CT scans contributed to the overall increase in revenues.

The following table shows our revenue by segment for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Medical oncology	$488,912	$417,697	$939,840	$797,521
Cancer center services	62,990	57,954	124,054	112,259
Other services	13,341	15,761	26,345	28,842

	$565,243	$491,412	$1,090,239	$938,622

Medical oncology revenue increased from $417.7 million in the second quarter of 2003 to $488.9 million for the second quarter of 2004, an increase of $71.2 million or 17.0%. $14.7 million of such increase is attributed to growth in the service line model and the remaining is growth in the medical oncology revenue in product revenue. Growth of medical oncology revenue during the second quarter of 2004 was partially offset by a 3.9% decline in medical oncology visits compared to the same period during 2003 as a result of PPM practice disaffiliations and conversions

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

to the service line model. Service line model visits are not included in our patient volume statistics. Medical oncology revenue increased from $797.5 million for the six months ended 2003 to $939.8 million for the six months ended 2004, an increase of $142.3 million or 17.8%. This increase is attributable to continued growth in the service line model and due to increased fees for drug administration. This growth for the six months ended June 2004 was partially offset by a 2.6% decline in medical oncology visits compared to the same period during 2003.

Cancer center services revenue increased from $58.0 million in the second quarter of 2003 to $63.0 million in the second quarter of 2004, an increase of $5.0 million or 8.7%. This increase is attributable to IMRT, an increase in radiology revenue from CT and PET scans and additional cancer centers. PET scans increased from 4,752 in the second quarter of 2003 to 7,023 in the second quarter of 2004, an increase of 47.8%. This growth was attributable to an increase in same-facility PET scans per day of 22.3%. Radiation treatments decreased slightly from 165,358 in the second quarter of 2003 to 163,606 in the second quarter of 2004, or 1.1%. In addition, since the second quarter of 2003 we have added a net total of 5 cancer centers (taking into account closures and disaffiliations). We currently have 9 cancer centers and 2 PET systems in various stages of development. For the first six months ended 2004, cancer center services revenue increased from $112.3 million to $124.1 million, an increase of $11.8 million or 10.5% from the same period in 2003. This increase is attributable to increases in CT and PET scans, while radiation treatments remained relatively flat.

Other services revenue decreased from $15.8 million in the second quarter of 2003 to $13.3 million for the second quarter of 2004, a decrease of $2.4 million, or 15.4%. For the six months ended June 2004, other services revenue decreased $2.5 million or 8.7%. This decrease is attributable to a decrease in patients enrolled in research for both the quarter and six months ended 2004.

Cost of Products. Cost of products, which includes drugs, medications and related supplies used by the practices, as well as certain personnel and other drug-related costs, increased from $277.2 million in the second quarter of 2003 to $332.8 million in the same period of 2004, an increase of $55.6 million, or 20.1%. As a percentage of revenue, cost of product increased from 56.4% in the second quarter of 2003 to 58.9% in the same period in 2004, primarily because of an increase in our service line business and an increase in product revenue as a percentage of total revenue.

Costs of Services:

Field Compensation and Benefits. Field compensation and benefits, which includes salaries and wages of our field-level employees and the practices’ employees (other than physicians), increased from $88.6 million in the second quarter of 2003 to $96.5 million in the first quarter of 2004, an increase of $7.8 million, or 8.8%. As a percentage of revenue, field compensation and benefits decreased from 18.0% in the second quarter of 2003 to 17.1% in the second quarter of 2004. The decrease as a percentage of revenue is primarily attributable to economies of scale resulting from the increase in product revenue and revenue attributable to diagnostic and radiation services.

General and Administrative. General and administrative expenses increased from $16.4 million in the second quarter of 2003 to $16.6 million in the second quarter of 2004, an increase of $0.3 million, or 1.5%. As a percentage of revenue, general and administrative costs decreased from 3.3% in the second quarter 2003 to 2.9% in the second quarter 2004.

Overall, we experienced an increase in operating margins with earnings before taxes, interest, depreciation and amortization, EBITDA, as a percentage of revenue, increasing from 10.7% in the second quarter of 2003 to 11.4% in the second quarter of 2004.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

The following is the EBITDA of our operations by operating segment for the three months and six months ended June 30, 2004 and 2003 (in thousands):

Three Months Ended June 30, 2004:

	Medical Oncology	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$355,454	$—	$—	$—	$355,454
Service revenue	133,458	62,990	13,341	—	209,789

Revenue	488,912	62,990	13,341	—	565,243
Operating expenses	(431,261)	(51,031)	(10,941)	(28,179)	(521,412)

Income (loss) from operations	57,651	11,959	2,400	(28,179)	43,831
Depreciation and amortization	21	9,003	253	11,059	20,336

EBITDA	$57,672	$20,962	$2,653	$(17,120)	$64,167

Three Months Ended June 30, 2003:

	Medical Oncology	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$298,895	$—	$—	$—	$298,895
Service revenue	118,802	57,954	15,761	—	192,517

Revenue	417,697	57,954	15,761	—	491,412
Operating expenses	(370,668)	(48,159)	(12,611)	(26,549)	(457,987)

Income (loss) from operations	47,029	9,795	3,150	(26,549)	33,425
Depreciation and amortization	29	8,750	276	9,911	18,966

EBITDA	$47,058	$18,545	$3,426	$(16,638)	$52,391

The growth in medical oncology EBITDA is attributed to an increase in product revenue and resulting economies of scale from non-product expenses. EBITDA margin increased from 11.3% for the three months ended June 30, 2003 to 11.8% for the three months ended June 30, 2004.

Growth in cancer center services revenue contributed to the EBITDA margin increase from 32.0% for the three months ended June 2003 to 33.3% for the three months ended 2004. This increase is attributable to investment in technology such as intensity modulated radiation therapy (IMRT), CT and PET, and growth in same practice treatments.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Six Months Ended June 30, 2004:

	Medical Oncology	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$687,929	$—	$—	$—	$687,929
Service revenue	251,911	124,054	26,345	—	402,310

Revenue	939,840	124,054	26,345	—	1,090,239
Operating expenses	(834,990)	(98,781)	(23,613)	(51,926)	(1,009,310)

Income (loss) from operations	104,850	25,273	2,732	(51,926)	80,929
Depreciation and amortization	31	16,868	494	21,897	39,290

EBITDA	$104,881	$42,141	$3,226	$(30,029)	$120,219

Six Months Ended June 30, 2003:

	Medical Oncology	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenue	$562,426	$—	$—	$—	$562,426
Service revenue	235,095	112,259	28,842	—	376,196

Revenue	797,521	112,259	28,842	—	938,622
Operating expenses	(703,397)	(90,941)	(24,356)	(55,161)	(873,855)

Income (loss) from operations	94,124	21,318	4,486	(55,161)	64,767
Depreciation and amortization	49	14,586	485	22,659	37,779

EBITDA	$94,173	$35,904	$4,971	$(32,502)	$102,546

The decrease in medical oncology services EBITDA margin from 11.8% for the six months ended of 2003 to 11.2% for the six months ended 2004 was a result of increased product revenue partially offset by an increase in product cost.

Cancer center services EBITDA margin increased from 32.0% for the six months ended 2003 to 34.0% for the first six months ended 2004. This increase is attributable investment in technology such as intensity modulated radiation therapy (IMRT), CT and PET, and growth in same practice treatments.

Interest. Net interest expense decreased from $5.0 million in the second quarter of 2003 to $4.5 million in the second quarter of 2004, a decrease of $0.4 million, or 8.3%, because of a reduction in outstanding indebtedness. As a percentage of revenue, net interest expense decreased from 1.0% for the second quarter of 2003 to 0.8% for the second quarter of 2004.

Income Taxes. We had an effective tax rate of 38.5% for the second quarter of 2004 and 38.0% for the second quarter of 2003.

Net Income. Net income increased from $17.7 million, or $0.19 per diluted share, in the second quarter of 2003 to $24.5 million, or $0.27 per diluted share, in the second quarter 2004, an increase of $6.9 million or 39.0%. Net income as a percentage of revenue increased from 3.6% in the second quarter of 2003 to 4.3% in the second quarter of 2004.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Liquidity and Capital Resources

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six months ended June 30, 2004 and June 30, 2003 was $120.2 million and $102.5 million, respectively. EBITDA is presented (i) because EBITDA is used by the Company to measure its liquidity and financial condition and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under generally accepted accounting principles, or GAAP, as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles net income and comprehensive income as shown in the Condensed Consolidated Statement of Operations and Comprehensive Income to EBITDA and reconciles EBITDA to net cash provided by operating activities as shown in the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2004	2003
Net income	$44,666	$33,903
Interest expense, net, and other	8,301	10,084
Income taxes	27,962	20,780
Depreciation and amortization	39,290	37,779

EBITDA	120,219	102,546
Changes in assets and liabilities	41,870	33,468
Undistributed earnings (losses) in joint ventures	32	(900)
Non-cash stock compensation expense	48	100
Deferred income taxes	4,200	12,222
Interest expense, net, and other	(8,301)	(10,084)
Income tax expense	(27,962)	(20,780)

Net cash provided by operating activities	$130,106	$116,572

The following table presents selected data from our condensed consolidated statement of cash flows (in millions):

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$130,106	$116,572
Net cash used by investing activities	(37,853)	(39,452)
Net cash provided/(used) by financing activities	4,351	(55,515)

Net increase in cash and equivalents	96,604	21,605
Cash and equivalents at beginning of period	124,514	75,029

Cash and equivalents at end of period	$221,118	$96,634

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

As of June 30, 2004, we had net working capital of $219.1 million, including cash and cash equivalents of $221.1 million. We had current liabilities of $466.6 million, including $74.3 million in current maturities of long-term debt, and $183.9 million of long-term indebtedness. During the six months ended June 30, 2004, we provided $130.1 million in net operating cash flow, invested $37.9 million, and provided cash from financing activities in the amount of $4.4 million. As of July 19, 2004, we had cash and equivalents of approximately $276.0 million.

Cash Flows from Operating Activities

During the six months ended June 30, 2004, we provided $130.1 million in cash flows from operating activities as compared to $116.6 million in the comparable prior year period. The increase in cash flow is primarily due to a decrease in accounts receivable days, and an increase in accounts payable days as we have renegotiated new terms with certain vendors. Also contributing to this increase is the decrease in tax payments from the prior year in anticipation of the merger transaction, as we will be entitled to certain tax benefits upon closing.

Cash Flows from Investing Activities

During the six months ended June 30, 2004 and 2003, we expended $37.9 million and $39.5 million in capital expenditures, including $30.1 million and $27.2 million on the development and construction of cancer centers, respectively. Maintenance capital expenditures were $7.8 million and $12.3 million for the six months ended June 30, 2004 and 2003, respectively. For all of 2004, we anticipate expending a total of approximately $30 to $35 million on maintenance capital expenditures and approximately $55 to $60 million on development of new cancer centers and PET installations, which may be acquired pursuant to operating leases or purchased.

Cash Flows from Financing Activities

During the six months ended June 30, 2004, we provided cash from financing activities of $4.4 million as compared to cash used of $55.5 million for the six months ended June 30, 2003. The change is primarily due to purchasing treasury stock of $41.0 million during the six months ended June 30, 2003, this is offset with the proceeds from the exercise of options in 2004.

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

We entered into a leasing facility in December 1997, which we have used to finance the acquisition and development of cancer centers. Since December 31, 2002, the lease has been classified as indebtedness on our financial statements since we have guaranteed 100% of the residual value of the properties in the lease since that date. As of June 30, 2004, we had $67.3 million outstanding under the facility and no further amounts are available under that facility. The annual cost of the lease is approximately $2.6 million, based on interest rates in effect as of June 30, 2004. The lease matures in September 2004. We anticipate refinancing substantially all of our indebtedness in connection with the merger transaction described above. We have extended the maturity of the lease through September 2004 to allow such a refinancing. In the event the merger is not consummated, we would pay the lease in full at its maturity and anticipate having sufficient cash available to make such payment.

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

We are currently in compliance with covenants under our leasing facility, revolving credit facility and Senior Subordinated Notes, with no borrowings currently outstanding under the revolving credit facility. We have relied historically primarily on cash flows from our operations to fund working capital and capital expenditures for our fixed assets.

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

Among these risks is the market risk associated with interest rate movements on outstanding debt. Any borrowings under the credit facility and leasing facility contain an element of market risk from changes in interest rates. As of June 30, 2004, we had no outstanding borrowings under our credit facility and $67.3 million outstanding under the leasing facility. Historically, at times we have managed this risk, in part, through the use of interest rate swaps; however, no such agreements were entered into in the second quarter of 2004. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during the second quarter of 2004.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 2004. The market values that result from these computations are compared with the market values of these financial instruments at June 30, 2004. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of our financial instruments.

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

There was no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning in 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for our company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting.

Management previously has acknowledged its responsibility for internal controls and seeks to continue to improve those controls. In addition, in order to achieve compliance with Section 404 within the prescribed period, we have, since 2003, been engaged in a process to document and evaluate our internal control over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed project work plan to (i) assess the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. During the second quarter of 2004, we commenced testing of internal controls that we had previously documented as part of this process.

US Oncology, Inc

As a result of work completed to date in preparation for implementation of Section 404, we have made improvements to the design and effectiveness of certain internal controls. In addition, we anticipate continuing to enhance our internal controls as part of our ongoing review and assessment of those controls.

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

Seven purported class action lawsuits were filed naming the Company and each of its directors as defendants. Four of the lawsuits also name Welsh Carson (or Welsh Carson, Anderson & Stowe) as a defendant and two also name Acquisition Corp. The complaints allege, among other things, that the defendants have breached their fiduciary duties to the stockholders of the Company by entering into the merger agreement. Among other things, the consideration offered in the merger is alleged to be inadequate and a result of unfair dealing. One of the lawsuits alleges that two of the three directors on the special committee, and several other directors, are not independent, and that certain facts were not disclosed. Boone Powell, Jr. was alleged not to be an independent director on account of an alleged “close connection” between the Company and Baylor University of which the Baylor University Medical Center in Dallas is a part. Baylor is alleged to have certain relationships with the Company and Mr. Powell is a former director and Chairman of the Baylor Health Care System. Burton S. Schwartz, M.D., is President and Medical Director of Minnesota Oncology Hematology, PA, which has a service agreement with the Company, and is alleged not to be an independent director because of amounts paid under such service agreement by such entity to the Company. Messrs. Powell and Schwartz are also alleged to be “beholden” to Russell L. Carson, a principal of Welsh Carson, and R. Dale Ross, the Company’s President and Chief Executive Officer.

The complaints seek an injunction against the proposed transaction or, if it is consummated, rescission of the transaction and imposition of a constructive trust, as well as money damages, attorneys’ fees, expenses and other relief. Additional lawsuits could be filed in the future. The Company believes that these lawsuits and the allegations contained therein lack merit. Three of the lawsuits were filed in the Court of Chancery of the State of Delaware and four of the lawsuits were filed in District Courts in Harris County, Texas by purported stockholders of the Company on behalf of all similarly situated stockholders. On April 15, 2004, the Delaware Court of Chancery consolidated the Delaware lawsuits. On May 21, 2004, the 234th Texas

US Oncology, Inc

District Court consolidated the Texas lawsuits. On May 21, 2004, plaintiffs in the consolidated Delaware lawsuit moved for expedited proceedings, and those plaintiffs moved for a preliminary injunction against consummation of the merger due to alleged failures to disclose material facts in the preliminary proxy statement that had been filed by the Company, which alleged failures were described in an amended complaint filed by those plaintiffs. On May 25, 2004, the Delaware Court of Chancery scheduled a preliminary injunction hearing in the Delaware consolidated lawsuit, to commence on June 30, 2004. The defendants in the Delaware consolidated lawsuit, and in the Texas consolidated lawsuit, made substantial production of documents in response to requests by the plaintiffs.

As a result of arm’s-length settlement negotiations among counsel in the lawsuits, the parties entered into an agreement providing for settlement of the consolidated Delaware lawsuit on behalf of the purported class, and for dismissal with prejudice of the consolidated Texas lawsuit. The agreement contemplated that, among other things, The Company would make disclosures in the proxy statement to address the disclosure claims raised in the Delaware consolidated lawsuit.

Following confirmatory discovery by the parties, the parties then executed a stipulation of settlement, the substance of which is consistent with that of the agreement. The proposed settlement is subject to final approval by the Delaware Court of Chancery, so any settlement may not be final at the time of the special meeting. If the proposed settlement is ultimately not approved by the Delaware Court of Chancery, the litigation could proceed and the plaintiffs could seek the relief sought in their respective complaints. As a result, we cannot assure our stockholders that the proposed settlement will be completed on the terms described above or, in that event, that the merger will be completed.

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

The Company filed an 8-K on April 1, 2004, disclosing under Item 12 a company press release regarding its results of operations for the quarter ended March 31, 2004.

The Company filed an 8-K on May 3, 2004, disclosing under Item 5 events relating to the merger agreement.

The Company filed an 8-K on May 21, 2004, disclosing under Item 5 the commencement of a tender offer and consent solicitation for its 9 5/8% Senior Subordinated Notes due 2012.

The Company filed an 8-K on June 14, 2004, disclosing under Item 5 the receipt of the requisite consent to proposed amendments under its 9 5/8% Senior Subordinated Notes due 2012 and extending the tender offer and consent solicitation.

US Oncology, Inc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY, INC.

Date: July 23, 2004:	By:	/s/ R. Dale Ross
R. Dale Ross, Chief Executive Officer
(duly authorized signatory)

Date: July 23, 2004:	By:	/s/ Bruce D. Broussard
Bruce D. Broussard, Chief Financial Officer
(principal financial and accounting officer)