Form 10-Q
period 2005-03-31
US ONCOLOGY INC
filed 2005-05-10
CIK 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)     Yes  ☐    No  ☒

As of May 5, 2005, 100 shares of the Registrant’s Common Stock were outstanding.

US ONCOLOGY, INC.

FORM 10-Q

MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share information)

(unaudited)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and equivalents	$120,399	$98,475
Accounts receivable	308,561	321,347
Other receivables	95,487	140,778
Prepaid expenses and other current assets	16,556	20,460
Inventories	5,080	15,131
Deferred income taxes	10,736	10,634
Due from affiliates	53,865	43,926

Total current assets	610,684	650,751
Property and equipment, net	383,141	385,418
Service agreements, net	255,680	251,858
Goodwill	730,278	712,903
Other assets	52,015	50,591

	$2,031,798	$2,051,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$10,063	$11,059
Accounts payable	181,136	221,231
Due to affiliates	112,221	126,736
Accrued compensation cost	31,322	36,814
Income taxes payable	23,297	1,482
Other accrued liabilities	66,068	41,312

Total current liabilities	424,107	438,634

Deferred revenue	6,692	6,992
Deferred income taxes	28,980	31,248
Long-term indebtedness	979,113	973,659
Other long-term liabilities	—	2,936

Total liabilities	1,438,892	1,453,469
Minority interest	10,583	11,436
Stockholders’ equity:
Common Stock, $.01 par value, 100 shares authorized, 100 shares issued and outstanding	1	1
Additional paid in capital	567,364	590,390
Deferred compensation	(6,794)	(6,249)
Retained earnings	21,752	2,474

Total stockholders’ equity	582,323	586,616

	$2,031,798	$2,051,521

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2005
	(Predecessor)	(Successor)

Product revenues	$332,475	$368,201
Service revenues	192,521	216,388

Total revenues	524,996	584,589

Cost of products	306,766	351,009

Cost of services:
Operating compensation and benefits	92,693	99,980
Other operating costs	56,801	58,224
Depreciation and amortization	13,826	15,665

Total cost of services	163,320	173,869

Total cost of products and services	470,086	524,878
General and administrative expense	12,684	15,415
Compensation expense under long-term incentive plan	—	14,507
Depreciation and amortization	5,128	5,231

	487,898	560,031

Income from operations	37,098	24,558

Interest expense, net	(4,382)	(20,499)

Income before income taxes	32,716	4,059
Income tax provision	(12,596)	(1,630)

Net income and comprehensive income	$20,120	$2,429

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share information)

(unaudited)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Total
Balance at December 31, 2004	100	$1	$567,364	$(6,794)	$21,752	$582,323

Contribution of private equity offering proceeds	—	—	899	—	—	899
Contribution of expenses associated with Holdings debt offering	—	—	21,707	—	—	21,707
Contribution of restricted stock award issuances	—	—	420	(420)	—	—
Amortization of deferred compensation expense	—	—	—	965	—	965
Dividend declared	—	—	—	—	(21,707)	(21,707)
Net income	—	—	—	—	2,429	2,429

Balance at March 31, 2005	100	$1	$590,390	$(6,249)	$2,474	$586,616

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2005
	(Predecessor)	(Successor)
Cash flows from operating activities:

Net income	$20,120	$2,429

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,954	22,490
Deferred revenue	—	1,125
Deferred income taxes	2,000	2,370
Non-cash compensation expense	—	965
Non-cash items	(80)	—
Undistributed (losses) earnings in joint ventures	(106)	853
Issuance of restricted stock	—	(420)
(Increase) Decrease in:
Accounts receivable	(13,082)	(59,884)
Prepaid expenses and other current assets	3,101	(3,904)
Inventories	5,416	(10,051)
Other assets	(601)	(2,635)
Increase (Decrease) in:
Accounts payable	(1,163)	40,095
Due from/to affiliates	12,579	24,454
Income taxes payable	10,654	(434)
Other accrued liabilities	(14,262)	(17,153)

Net cash provided by operating activities	43,530	300

Cash flows from investing activities:
Acquisition of property and equipment	(21,546)	(19,722)
Proceeds from contract separation	—	1,807
Payments in affiliation transactions	—	(2,070)
Proceeds from sale of real estate interests in joint venture	—	900

Net cash used in investing activities	$(21,546)	$(19,085)

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2005
	(Predecessor)	(Successor)
Cash flows from financing activities:
Proceeds from indebtedness	$—	$13,100
Repayment of term loan	—	(14,912)
Repayment of other indebtedness	(7,816)	(2,646)
Equity investment by parent	—	1,319
Proceeds from exercise of options	17,586	—
Purchase of Treasury Stock	(4,247)	—

Net cash provided by (used in) financing activities	5,523	(3,139)

Increase (decrease) in cash and equivalents	27,507	(21,924)
Cash and equivalents:
Beginning of period	124,514	120,399

End of period	$152,021	$98,475

Interest paid	$9,218	$33,246
Taxes paid	150	—
Delivery of Common Stock in affiliation transactions	5,788	—

The accompanying notes are an integral part of this statement.

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form S-4, filed with the SEC December 17, 2004, as amended, and subsequent filings.

NOTE 2 – THE MERGER TRANSACTION

On March 20, 2004, US Oncology Holdings, Inc. (“Holdings”) (formerly known as Oiler Holding Corp.) and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology pursuant to which Oiler Acquisition Corp. was to be merged with and into US Oncology, with US Oncology continuing as the surviving corporation.

On August 20, 2004, the merger transaction was consummated, and US Oncology became a wholly owned subsidiary of Holdings. The merger transaction was valued at approximately $1.6 billion. In the transaction, all of the former stockholders of US Oncology (other than Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”), its affiliates, and certain members of management and continuing shareholders) received $15.05 per share in cash for common stock of US Oncology. Holders of stock options issued by the Company received cash equal to (a) $15.05 minus the exercise price of the option multiplied by (b) the number of shares subject to the options. Physicians who were entitled to receive shares of common stock at future dates as part of the consideration for affiliating with the Company received $15.05 per share of such stock, in cash, at the time of the merger. After the merger, US Oncology’s common stock withdrew its listing on the NASDAQ Stock Market, and US Oncology became a privately-held company. The merger and related transactions are referred to in this report as the “Merger” or “August Transactions.”

The funds necessary to consummate the August Transactions were approximately $1,570.5 million, including approximately $1,185.0 million to pay the then current stockholders, option holders and holders of outstanding rights to receive shares of US Oncology common stock pursuant to delayed share delivery agreements and all amounts due under the merger agreement, approximately $281.1 million to repay existing indebtedness and approximately $104.4 million to pay related fees of approximately $50.1 million and expenses of approximately $54.3 million. Prior to the merger, 14,307,501 shares of US Oncology common stock then owned by WCAS and its affiliates, with a fair value of $215.3 million, were contributed to Holdings in exchange for shares of the Company’s common and participating preferred stock in Holdings. Upon consummation of the merger, those shares were cancelled without payment of any merger consideration.

The August Transactions were financed by:

•	a cash common and preferred equity investment in Holdings by WCAS and its related equity investors of $302.4 million, which funds were contributed to US Oncology;

•	the borrowing by US Oncology of $400.0 million in term loans under its new senior secured credit facility;

•	$245.0 million of cash on hand at the closing date; and

•	the issuance by US Oncology of $300.0 million aggregate principal amount of senior notes and $275.0 million aggregate principal amount of senior subordinated notes.

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

The August Transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, “Business Combination,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill.

The following table summarizes the preliminary allocation of the August Transactions as of March 31, 2005 (in millions):

Cash and equity contributed by WCAS and affiliates	$517.8
Total liabilities assumed	1,321.8
Fair value of assets acquired	(1,104.7)

Excess purchase price (goodwill)	$734.9

While the Company continues to obtain information to refine the fair values of the assets acquired and the liabilities assumed, the allocation of the purchase price is substantially complete as of March 31, 2005. As the Company completes its tax filings for the period ended with the August Transactions, additional adjustments may be required to the deferred tax balances. Adjustments, if any, attributable to the tax returns for the period ended August 20, 2004 will be considered a result of the August Transactions and may result in additional adjustments to the purchase price allocation and the amount of goodwill. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill will be recorded. The Company expects that a final allocation of the purchase price will be completed no later than June 30, 2005.

Subsequent to the initial capitalization of the Company, additional capital contributions of $40.0 million were received from Holdings. The contribution represents the proceeds from a private equity offering to certain affiliated physicians and employees of the Company.

In connection with the August Transactions, the Company incurred merger-related charges of $56.2 million. This amount includes loss on early extinguishment of debt of $38.3 million and merger-related expenses of $17.9 million. Included in merger related charges are legal costs of $3.8 million, advisory fees of $6.0 million and other fees and expenses of $8.1 million. Merger-related charges, including early extinguishment of debt, amounted to $47.9 million for the Predecessor company compared to $8.3 million for the Successor company.

The carrying value of the Company’s goodwill is subject to impairment tests under the requirements of SFAS No. 142. Goodwill was allocated to each of the Company’s reporting units based on their fair values at the date of the August Transactions. On an ongoing basis, the Company will perform impairment tests of the goodwill by comparing the fair value of the reporting units’ discounted cash flows with their carrying values. The fair value is calculated using discounted cash flows, market multiples and market capitalization, as well as EBITDA analyses. The Company expects to perform impairment tests on an ongoing basis at least annually, or more frequently with respect to assets for which there are any impairment indicators.

During the quarter ended March 31, 2005, Holdings, whose sole asset is its investment in US Oncology, Inc., issued $250,000,000 of Senior Floating Rate Notes, due 2015 (“the Notes”). The Notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25 percent. Simultaneously with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4 percent for a period of two years. Because Holdings’ sole asset is its investment in US Oncology, the Company plans to provide funds sufficient to service the indebtedness through the payment of dividends to Holdings.

Proceeds from the offering were used to pay a special dividend of $250 million to stockholders of Holdings. The payment of the special dividend triggered a payment obligation of $14.5 million under the Holdings long-term incentive plan, and Holdings also incurred $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings and were paid in the second quarter of 2005.

Payment of interest expense on the new Holdings notes will be financed through the payment of periodic dividends from the Company. During the period that the interest rate has been fixed, the expense will amount to

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

approximately $23.5 million per year, and may be more or less than that amount thereafter. Certain restrictions in US Oncology’s note indentures and certain other circumstances could prevent payment of such a dividend by US Oncology in the future, which could cause Holdings to default on its notes unless other sources of funding are available.

NOTE 3 – REVENUE

The Company derives revenues primarily from (i) comprehensive service arrangements with physician practices under the physician practice management (“PPM”) model; (ii) pharmaceutical services agreements with physician practices under the service line model; (iii) research agreements with pharmaceutical manufacturers and other trial sponsors and (iv) fees paid by pharmaceutical companies for services as a group purchasing organization, data services and other services.

Under both PPM and service line agreements with physician practices, a portion of the Company’s revenues is derived from sales of pharmaceutical products and a portion of such revenues is derived from the provision of comprehensive practice management services. Physician practices that enter into comprehensive service agreements with the Company receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables provided under a single contract, with a single fee. The Company has analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component. For revenue recognition purposes, the product revenues and service revenues have each been accounted for as a separate unit of accounting.

Product revenues consist of sales of pharmaceuticals to practices in connection with the Company’s comprehensive service agreements under the PPM model or under its pharmaceutical services service line. Under all arrangements with affiliated practices, the Company agrees to furnish the practice with pharmaceuticals and supplies. In certain cases, it takes legal title to the pharmaceuticals and resells them to practices. In other cases, title to the pharmaceuticals passes directly from the Company’s distributor to the practices under arrangements negotiated and managed by the Company pursuant to its service agreements with the practices.

Because it acts as principal, the Company recognizes revenues equal to (a) the cost of the pharmaceutical (which is reimbursed pursuant to all of the Company’s contractual arrangements with physician practices) plus (b) an additional amount. Under the service line model, this additional amount is the actual amount charged to practices under the service line model because all of the services provided under the service line model are directly related to and not separable from the delivery of the products. Under the PPM model, the contracts do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenues reflects the Company’s estimate of the portion of its service fee that represents fair value relative to product sales. The portion of the service fee allocated to product sales is based upon the terms upon which the Company offers pharmaceutical services under its service line model. The Company provides the same services and products under the service line model as it does as part of its PPM arrangements. Accordingly, the Company’s management believes this allocation is appropriate. Discounts and rebates are deducted from product revenues and costs.

Service revenues consist of revenues other than product revenues under the Company’s service agreements with affiliated practices.

For both product and service revenues under the PPM model, the Company recognizes revenues when the fees are earned and are deemed realizable based upon the contractually agreed amount of such fees.

Under the PPM model, the revenue recognized reflects two components of the fee: (i) specific reimbursements related to practice operations and (ii) and an additional fee based upon practice performance. In recognizing revenue, the Company takes into consideration the priority of payments relating to amounts retained by practices. Under net revenue model agreements, the practice is entitled to retain a specific portion of revenues after reimbursement of expense reimbursements, but prior to payment of any additional fee to us. The Company does not recognize revenue to the extent funds are not available to pay such fees as a result of such priority of payments. Net operating revenue of affiliated practices is reduced by amounts retained by the practices under the Company’s PPM service agreements to arrive at the amount reported as revenue in the Company’s financial statements.

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

Under the Company’s pharmaceutical service line arrangements, revenue is recognized as drugs are accepted and dispensed by the affiliated practices. The Company recognizes revenue based upon the cost of pharmaceuticals purchased by the affiliated practice plus a fee for pharmaceutical services. Such amounts are recorded in product revenues and the related costs are included in cost of products. The Company recognizes revenue for admixture services as those services are performed.

Recognition of research revenues. Research revenue is derived from services provided to pharmaceutical companies and other trial sponsors and includes payments for the initial activity to begin the research trial, patient enrollment and completion of the treatment cycle. Revenue is recognized as the Company performs its obligations related to such research and when the following conditions have been met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered and (iii) collection of a fixed or determinable fee is considered reasonably assured.

Recognition of revenues as a group purchasing organization and revenues from providing services to pharmaceutical manufacturers and other suppliers. The Company receives group purchasing organization (GPO) fees and other fees for providing services to pharmaceutical manufacturers and other suppliers. It recognizes revenue for these fees as it performs the services and when the following conditions have been met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered and (iii) collection of a fixed or determinable fee is considered reasonably assured. Fees for GPO services and other services are distinct from discounts and rebates and are paid to the Company for identifiable services provided to the drug vendor rather than in respect of drug purchases. The Company provides the vendor with, among other things, (1) data relating to, and analysis of, pharmaceutical use by affiliated practices, (2) access to electronic order entry software from its pharmacy locations and physician practice sites, (3) contract management services and (4) other informational services.

For the three months ended March 31, 2004 and 2005, the affiliated practices derived approximately 42% and 41%, respectively, of their net patient revenue from services provided under the Medicare program and approximately 3% from services provided under the state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in both periods. Changes in the payor reimbursement rates, particularly Medicare and Medicaid, or affiliated practices’ payor mix can materially and adversely affect the Company’s revenues.

Effective January 1, 2005, Medicare changed the way in which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price, or ASP, for the drug plus 6 percent. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price, or AWP, which is significantly higher than ASP. During 2004, reimbursement for outpatient oncology drugs was generally 85 percent of AWP. This shift in reimbursement methodology represented an approximately 15 percent reduction in the amount of reimbursement for oncology pharmaceuticals.

The Company’s most significant and only service agreement to provide more than 10% of revenues is with Texas Oncology, P.A. (TOPA). TOPA accounted for approximately 25% of the Company’s total revenues for the first quarter of 2004 and 2005.

NOTE 4 – SEGMENT FINANCIAL INFORMATION

The Company has adopted the provisions of FASB Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions.

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by service line. The Company’s reportable segments are medical oncology services, cancer center services, and other services primarily consisting of cancer research services. Under the medical oncology services segment, the Company purchases and manages specialty oncology pharmaceuticals and provides practice management services to medical oncology practices. Under the cancer center services segment, the Company develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

and radiation therapy. Under the other services segment, the Company contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. Results of operations for the medical oncology services segment and other services segment include arrangements under both the PPM and service line models. The Company provides cancer center services only in PPM arrangements.

Balance sheet information by reportable segment is not reported since the Company does not produce such information internally.

The table below presents information about reported segments for the quarters ended March 31, 2004 and 2005 (in thousands):

Quarter Ended March 31, 2004 (Predecessor):

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$332,475	$—	$—	$—	$332,475
Service revenues	118,453	61,064	13,004	—	192,521

Total revenues	450,928	61,064	13,004	—	524,996
Other operating expenses	(403,719)	(39,885)	(12,656)	(12,684)	(468,944)
Depreciation and amortization	(10)	(7,865)	(241)	(10,838)	(18,954)

Income (loss) from operations	$47,199	$13,314	$107	$(23,522)	$37,098

Quarter Ended March 31, 2005 (Successor):
	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$368,201	$—	$—	$—	$368,201
Service revenues	135,455	71,276	9,657	—	216,388

Total revenues	503,656	71,276	9,657	—	584,589
Other operating expenses	(451,618)	(45,118)	(12,047)	(15,845)	(524,628)
Compensation expense under long-term incentive plan	—	—	—	(14,507)	(14,507)
Depreciation and amortization	(18)	(9,244)	(267)	(11,367)	(20,896)

Income (loss) from operations	$52,020	$16,914	$(2,657)	$(41,719)	$24,558

Goodwill	$533,602	$177,461	$1,840	$ n/a	$712,903

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

NOTE 5 - STOCK-BASED COMPENSATION

Predecessor Stock Incentive Plans

The following disclosures relate to the stock incentive plans of the Company prior to the August Transactions. All such plans were terminated in connection with the August Transactions.

At March 31, 2004, the Company had eight stock-based employee compensation plans. The Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying Common Stock on the date of the grant were insignificant for the three months ended March 31, 2004.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

Three Months Ended March 31, 2004
Net income, as reported	$20,120
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	—

Pro forma net income	$20,120

Successor Stock Incentive Plans

The following disclosures relate to the stock incentive plans of the Company subsequent to the August Transactions.

Holdings, the Company’s parent, adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan, which is referred to as the equity incentive plan. The equity incentive plan provides for grants of restricted stock and stock options of Holdings. The purpose of the equity incentive plan is to attract and retain the best available personnel, provide additional incentives to the Company’s employees and consultants and promote the success of its business. Because the plan is for the benefit of US Oncology, any expenses related to awards under the plan are reflected in the Company’s financial statements. Holdings granted 21,580,000 shares of common stock as restricted stock awards during the period from August 21 through December 31, 2004, and 240,000 shares during the quarter ended March 31, 2005. The fair value of the restricted stock awards of approximately $10.8 million and $0.4 million, respectively, was recorded as a component of Stockholders’ Equity, with a credit to Additional Paid in Capital. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon the Company achieving a return on invested capital in excess of established thresholds. Based on the individual vesting criteria for each award, the Company recorded total amortization expense of approximately $1.0 million during the quarter ended March 31, 2005.

During October 2004, Holdings granted stock options for shares of common stock to certain employees and directors amounting to 1,820,000 options and through subsequent awards and issuances 1,810,000 options were outstanding as of December 31, 2004. The options were granted at the fair value of Holdings common stock as of the date of grant, vest over 5 years and have an option term not to exceed 10 years. For the quarter ended March 31, 2005 the Company awarded 445,000 options. As of March 31, 2005, 2,232,500 options are outstanding (net of forfeitures).

The Holdings Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan, which became effective in October 2004 upon Holdings’ stockholder approval. The total number of shares of common stock for which options may be granted under the plan is 500,000 shares. Under that plan, each eligible director in office at the plan’s adoption and each eligible director who joined the board after adoption was automatically granted an option

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

to purchase 5,000 shares of Holdings Common Stock. In addition, each such director was automatically granted an option to purchase 1,000 shares of Holdings Common Stock for each board committee on which such director served. To date, under the 2004 Director Stock Option Plan, options to purchase 29,000 shares of Holdings Common Stock have been granted to directors. In all cases, the exercise price for the options and the fair value are $1.00 per share, and the options vest six months after the date of grant.

The Company has elected to continue to follow APB 25, and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. For the quarter ended March 31, 2005, if the Company had applied the fair value recognition previsions of FASB No. 123, “Accounting for Stock-Based Compensation”, the related effects would have been immaterial to the Company’s financial statements.

In addition to the 2004 Equity Incentive Plan, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan, which is referred to as the Cash Incentive Plan. Under the Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, awards granted to participants provide for cash payments upon a qualified initial public offering or change in control of Holdings, or upon dividends on or redemptions of preferred stock. Cash payments are payable to participants based upon certain performance objectives for the Company, as set forth in the terms, conditions and other provisions of the awards under the Cash Incentive Plan. During the first quarter of 2005, Holdings declared and paid a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend paid to preferred stockholders, Holdings became obligated to make a cash payment of $14.5 million under the Cash Incentive Plan. The payment was financed through payment of a dividend by the Company to Holdings. Payment of the dividend was made in the first quarter of 2005 and corresponding payment under the Cash Incentive Plan was made in the second quarter of 2005.

If any of the payment triggering events described in the Cash Incentive Plan should occur in the future, the additional obligation (and compensation expense) as a result of such event or events would be approximately $18 million as of March 31, 2005. This amount may increase or decrease based upon future performance of the Company.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the August Transactions were determined based on a valuation report by an independent third-party valuation firm. The Company continues to obtain additional information necessary to determine the fair value of assets acquired and the amount of goodwill recorded as a result of the August Transactions. The allocation of the purchase price was substantially complete as of March 31, 2005. Although the allocation of the purchase price is subject to adjustment, management believes that any adjustments will not be material in relation to the Company’s Consolidated Financial Statements. As the Company completes its tax filings for the period ended with the August Transactions, additional adjustments may be required to the deferred tax balances. Adjustments, if any, attributable to the tax returns for the period ended August 20, 2004 will be considered a result of the August Transactions and may result in additional adjustments to the purchase price allocation and the amount of goodwill. The Company expects that a final allocation of the purchase price will be completed no later than June 30, 2005.

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

As of December 31, 2004 and March 31, 2005, the Company’s intangible assets relating to service agreements and goodwill consisted of the following (in thousands):

	Service Agreements, net	Goodwill
Balance at December 31, 2004	$255,680	$730,278
Adjustment for new basis	—	(17,375)
Practice disaffiliations and other, net	(46)	—
Amortization	(3,776)	—

Balance at March 31, 2005	$251,858	$712,903

At the time of the August Transactions, the basis for these intangible assets was adjusted to their fair values. Accumulated amortization relating to service agreements was $4.1 million and $7.2 million at December 31, 2004 and March 31, 2005, respectively.

The carrying value of goodwill is subject to impairment tests under the requirements of SFAS No. 142. Goodwill was allocated to each of the Company’s reporting units based on their fair values at the date of the August Transactions. On an ongoing basis, the Company will perform impairment tests of the goodwill by comparing the fair value of the reporting units’ discounted cash flows with their carrying values. The fair value is calculated using discounted cash flows, market multiples and market capitalization, as well as EBITDA analyses. The Company performs impairment tests on an ongoing basis annually, and more frequently in the event of any impairment indicators.

NOTE 7 – INDEBTEDNESS

As of December 31, 2004 and March 31, 2005, the Company’s long-term indebtedness consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
Term loan	$398,000	$383,088
9.0% Senior Notes due 2012	300,000	300,000
10.75% Senior Subordinated Notes due 2014	275,000	275,000
9.625% Senior Subordinated Notes due 2012	3,000	3,000
Subordinated notes	12,889	10,352
Mortgage, capital lease obligations and other	287	13,278

	989,176	984,718
Less: current maturities	(10,063)	(11,059)

	$979,113	$973,659

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

Summarized below are the principal terms of the agreements that govern the Company’s outstanding indebtedness.

Senior Secured Credit Facility

The Company’s senior secured credit facility provides for senior secured financing of up to $560.0 million, consisting of:

•	a $160.0 million revolving credit facility, none of which was drawn as of March 31, 2005, including both a letter of credit sub-facility and a swingline loan sub-facility, that will terminate in six years and

•	a $400.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the August Transactions. The amount outstanding under the term loan was $383.1 million as of March 31, 2005.

Indebtedness under the senior secured credit facility is guaranteed by all of the Company’s current restricted subsidiaries, all of the Company’s future restricted subsidiaries and by Holdings and is secured by a first priority security interest in substantially all of the Company’s existing and future real and personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, cash and a first priority pledge of the Company’s capital stock and the capital stock of the guarantor subsidiaries.

The senior secured credit facility requires the Company to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of March 31, 2005, the Company is in compliance with all debt covenants.

Senior Notes and Senior Subordinated Notes

On August 20, 2004, Oiler Acquisition Corp. sold $300.0 million in aggregate principal amount of 9% senior notes due 2012 and $275.0 million in aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2014 to Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc., who are collectively referred to as the initial purchasers. Upon consummation of the August Transactions, these notes became obligations of the Company and are referred to herein as the senior notes. The sale of the notes was exempt from registration under the Securities Act. The initial purchasers subsequently resold their notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. During the second quarter of 2005, the notes were exchanged for substantially identical notes in an offering registered under the Securities Act that was consummated on April 15, 2005.

The senior notes mature on August 15, 2012 and bear interest at a rate of 9% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2005. The senior notes are unconditionally guaranteed, jointly and severally and on an unsecured senior basis, by most of the Company’s subsidiaries. The senior subordinated notes mature on August 15, 2014 and bear interest at a rate of 10 3/4% per annum, payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2005. The senior subordinated notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by most of the Company’s subsidiaries.

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

Subordinated notes

The subordinated notes were issued in substantially the same form and are payable to the physicians with whom the Company entered into service agreements. Substantially all of the notes outstanding at March 31, 2005 bear interest at 7%, are due in installments through 2007, and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate the related service agreement.

Mortgage, capital lease obligations and other indebtedness

Leases for medical and office equipment are capitalized using effective interest rates between 6.5% and 11.5% with original lease terms between two and seven years. Other indebtedness consists principally of mortgages, installment notes and bank debt, with varying interest rates.

Holdings’ indebtedness

During the quarter ended March 31, 2005, Holdings, whose sole asset is its investment in US Oncology, Inc., issued $250.0 million of Senior Floating Rate Notes, due 2015 (“the Holdings Notes”). The Holdings Notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25 percent. Simultaneously with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4 percent for a period of two years. Because Holdings’ sole asset is its investment in US Oncology, the Company plans to provide funds sufficient to service the indebtedness through the payment of dividends to Holdings.

Payment of interest expense on the new Holdings Notes will be financed through periodic dividends from US Oncology. During the period that the interest expense has been fixed, the expense will amount to approximately $23.5 million per year, and may be more or less than that amount thereafter. Certain restrictions in US Oncology’s note indentures and certain other restrictions could prevent payment of such dividends by US Oncology in the future, which could cause Holdings to default on its notes unless other sources of funding are available.

Proceeds from the offering were used to pay a special dividend of $250 million to stockholders of Holdings in March 2005. The payment of the special dividend triggered a payment obligation of $14.5 million under Holdings’ long-term incentive plan, and Holdings also incurred $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to US Oncology Holdings declared during the first quarter of 2005 and paid in the second quarter of 2005.

Future principal obligations under the Company’s and Holdings’ indebtedness as of March 31, 2005, are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Payments due	$11,059	7,300	6,438	4,775	4,802	$950,344
Holdings payments due	$—	—	—	—	—	$250,000

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. Total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Payments due	$44,353	40,116	33,673	27,890	22,475	$111,754

Pharmacy Distribution Initiative

During 2005, the Company commenced the acquisition of infrastructure and systems for the development of a specialty distribution business for oncology pharmaceuticals. During the quarter ended March 31, 2005, the Company entered into a lease agreement with a 10-year term for a 75,000-square foot facility located in Ft. Worth, Texas. The Company anticipates its specialty pharmacy distribution initiative in 2005 will require an investment of $15 million in systems, consultants and leasehold improvements. In addition, the Company anticipates increasing its pharmaceutical inventory by approximately $120-$130 million to adequately stock the distribution warehouse. The Company expects such additional investment in inventory to be an ongoing working capital requirement. Implementation of the distribution initiatives did not have a material financial impact during the quarter ended March 31, 2005.

Litigation

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

From time to time, the Company becomes involved in disputes with affiliated practices. These disputes typically relate to disagreements regarding performance under the service agreement with the physician group in question or to issues of contract interpretation. Generally, the Company is able to resolve such disputes without resorting to litigation. There is a risk, however, that such disputes could result in litigation and in a deterioration or dissolution of the relationship with the physician group in question. Currently, the Company is in litigation with a practice consisting of 35 physicians affiliated under a net revenue model service agreement relating to the terms of, enforceability of, and performance under, its service agreement.

Assessing the Company’s financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

NOTE 9 – RECENT PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by the Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. The standard requires that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the period of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. The statement requires

US Oncology, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005– continued

companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options, and is currently assessing which model to use in the future under the new statement and may deem an alternative model to be more appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, a number of other requirements exist under the standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. The effective date of the standard for nonpublic companies is for annual fiscal periods beginning after December 15, 2005. This statement could have a significant impact on the Company’s consolidated statement of income, as it will be required to expense the fair value of its stock option grants, rather than disclose the impact on its consolidated net income (within its footnotes to the financial statements), as is the Company’s current practice.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies the definition of conditional asset retirement obligations as used in FASB Statement No. 143. The definition refers to the legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This statement is effective for fiscal years ending after December 15, 2005 and will not have a material impact on the Company’s Consolidated Financial Statements.

US Oncology, Inc

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Registration Statement on Form S-4, filed with the SEC December 17, 2004, as amended, and subsequent filings.

General

We provide comprehensive services to our network of affiliated practices, made up of more than 900 affiliated physicians in 470 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.4 billion of pharmaceuticals through a network of 46 licensed pharmacies, 146 pharmacists and 287 pharmacy technicians. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 85 integrated community-based cancer centers and manage over one million square feet of medical office space. We also have installed and manage 27 Positron Emission Tomography (“PET”) Systems.

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently supervise 88 clinical trials, supported by our network of approximately 300 participating physicians in more than 200 research locations.

We provide these services through two business models: the physician practice management (PPM) model, under which we provide all of the above services under a single contract with one fee based on overall performance; and our pharmaceutical service line model, under which medical oncology practices contract with the company to purchase only the pharmaceutical aspects of medical oncology services. Most of our revenues (88.7% during the first quarter 2005) are derived under the PPM model.

The Merger Transaction

On March 20, 2004, Holdings (which was formerly known as Oiler Holding Company) and its wholly-owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology pursuant to which Oiler Acquisition Corp. was merged with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly-owned subsidiary of Holdings.

On August 20, 2004, the merger was consummated, and we became a wholly-owned subsidiary of Holdings. The merger was valued at approximately $1.6 billion. In the transaction, all of our former stockholders (other than WCAS, its affiliates, and certain members of management and continuing shareholders) received $15.05 per share in

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

cash for our common stock. Holders of our stock options received cash equal to (a) $15.05 minus the exercise price of the option multiplied by (b) the number of shares subject to the options. Physicians who were entitled to receive shares of common stock at future dates as part of the consideration for affiliating with us instead received $15.05 per share of such stock, in cash, at the time of the merger. After the merger, our common stock was delisted from the NASDAQ Stock Market and we became a private company.

The funds necessary to consummate the August Transactions were approximately $1,570.5 million, including approximately $1,185.0 million to pay the then current stockholders, option holders and holders of outstanding rights to receive shares of our common stock pursuant to delayed share delivery agreements and all amounts due under the merger agreement, approximately $281.1 million to repay existing indebtedness and approximately $104.4 million to pay related fees of approximately $50.1 million and expenses of approximately $54.3 million. Prior to the merger, 14,307,501 shares of our common stock then owned by Welsh Carson IX and its affiliates, valued at $215.3 million, were contributed to Holdings in exchange for shares of common and participating preferred stock in Holdings. Upon consummation of the merger, those shares were cancelled without payment of any merger consideration.

The August Transactions were financed by:

•	a cash common and preferred equity investment in Holdings by Welsh Carson IX and its related equity investors of $302.4 million, which funds were contributed to us by Holdings;

•	the borrowings by us of $400.0 million in term loans under the existing senior secured credit facility;

•	$245.0 million of cash on hand at the closing date; and

•	the issuance by us of $300.0 million aggregate principal amount of 9% senior notes and $275.0 million aggregate principal amount of 10 3/4% senior subordinated notes.

The August Transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, “Business Combination,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The purchase price, including transaction-related fees, was allocated to our tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill will be recorded. The table below illustrates the allocation of the purchase price as of March 31, 2005 (in millions):

Cash and equity contributed by WCAS and affiliates	$517.8
Total liabilities assumed	1,321.8
Fair value of assets acquired	(1,104.7)

Excess purchase price (goodwill)	$734.9

While we continue to obtain information to refine the fair values of the assets acquired and the liabilities assumed, the allocation of the purchase price is substantially complete as of March 31, 2005. As we complete our tax filings for the period ended with the August Transactions, additional adjustments may be required to deferred tax balances. Adjustments, if any, attributable to the tax returns for the period ended August 20, 2004 will be considered a result of the August Transactions and may result in additional adjustments to the purchase price allocation and the amount of goodwill. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill will be recorded. We expect that a final allocation of the purchase price will be completed no later than June 30, 2005.

Subsequent to the initial capitalization, additional capital contributions of $40.0 million were received from Holdings. The contribution represents the proceeds from a private equity offering to certain affiliated physicians and employees of the company.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

In connection with the August Transactions, we incurred merger-related charges of $56.2 million. This amount includes loss on early extinguishment of debt of $38.3 million and merger-related expenses of $17.9 million. Included in merger-related charges are legal costs of $3.8 million, advisory fees of $6.0 million and other fees and expenses of $8.1 million. Merger-related charges, including early extinguishment of debt, amounted to $47.9 million for the predecessor company compared to $8.3 million for the successor company.

During the quarter ended March 31, 2005, Holdings, whose sole asset is its investment in US Oncology, Inc., issued $250.0 million of Senior Floating Rate Notes, due 2015 (“the Notes”). The Notes are senior unsecured obligations of US Oncology Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25 percent. In connection with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4 percent for a period of two years. Because Holdings’ sole asset is its investment in US Oncology, the Company plans to provide funds to service the debt provisions through the payment of dividends to Holdings.

Proceeds from the offering were used to pay a special dividend of $250.0 million to stockholders of Holdings in March, 2005. The payment of the special dividend triggered a payment obligation of $14.5 million under the Holdings long-term incentive plan, and Holdings incurred $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to US Oncology Holdings declared during the first quarter of 2005 and paid in the second quarter of 2005.

The carrying value of our goodwill is subject to impairment tests under the requirements of SFAS No. 142. Goodwill was allocated to each of our reporting units based on their fair values at the date of the August Transactions. On an ongoing basis, we will perform impairment tests of the goodwill by comparing the fair value of the reporting units’ discounted cash flows with their carrying values. The fair value is calculated using discounted cash flows, market multiples and market capitalization, as well as EBITDA analyses. We perform impairment tests on an ongoing basis annually, more frequently in the event of any impairment indicators.

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

We believe that today, particularly in light of recent changes in Medicare reimbursement and continued pressures on overall reimbursement, the most successful oncology practices will be those that have a preeminent position in their local market, that are diversified beyond medical oncology and that have implemented efficient management processes. We believe that our services best position practices to attain these characteristics. At the same time, the economics of healthcare and the aging of the American population mean that pressures to reduce health care costs and increase efficiency of medical practice operations will continue. We believe that community-based oncology care is the most patient-friendly and cost-effective care available, and we believe that we can continue to enhance practice efficiency within the community context.

In all of our practices, we continue to focus on initiatives that enhance efficiency. For example, we share best practices regarding efficient practice management, pharmaceutical use, practice staffing and other strategies across our network. In addition, we assist our practices in their implementation of programs designed to enhance the quality and convenience of patient care. We also manage development of additional practice sites and assist practices in maintaining adequate reimbursement rates.

Also, during 2004 we acquired electronic medical record software called iKnowMed, along with its technical development team and related assets located in Berkeley, CA. We recently commenced implementation of iKnowMed at selected affiliated practices. We believe that continued implementation of information systems and analytical tools at our affiliated practices will improve patient care, efficiency, and our ability to provide information services.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

Another key initiative is expanding our network. We plan to grow in two ways. First, we seek to enter into comprehensive service agreements with practices in new markets, including those where we already have a regional presence. By seeking out new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging existing regional and national infrastructure and capabilities. Second, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating or facilitating affiliation with already established practices. On a local level, this will help our affiliated practices solidify their standing in local communities while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

We are also in the process of developing a specialty distribution business for oncology pharmaceuticals. During the quarter ended March 31, 2005, we entered into a lease for a warehouse facility in Fort Worth, Texas to house the distribution function, began implementation of a distribution system and recruited key members of a distribution management team. Implementation of the distribution initiatives did not have a material financial impact during the first quarter of 2005. During 2005, we will continue to build and acquire infrastructure and systems for distribution, with the expectation that we will commence providing distribution services (for certain manufacturers) to our practices during the fourth quarter of 2005. Our intention is to continue expanding distribution until we operate our own distribution system for substantially all of our affiliated practices and products. During implementation of our distribution function, our existing distributor will continue to provide distribution services to our network. We believe our own distribution operation will give us an opportunity to enhance efficiency within our network, and will afford us the opportunity to ensure the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals at all times from the manufacturer to the patient. We also intend to continue to expand the other types of services we provide to pharmaceutical manufacturers.

Economic Models

Most of our revenue is derived under the PPM model. Under the PPM model, we provide all of our services to a physician practice under a single management agreement under which we are appointed exclusive business manager, responsible for all of the non-clinical aspects of the physicians’ practice.

Our PPM agreements are long-term agreements (generally with initial terms of 25 to 40 years) and cannot be terminated unilaterally without cause. Physicians joining the PPM practices are required to enter into employment or non-competition agreements with the practice. Prior to 2002 and to a limited extent in 2005, we paid consideration to physicians in physician groups in exchange for the groups selling us operating assets and entering into such long-term contracts or joining an already affiliated group. Historically, we also have helped affiliated groups expand by recruiting individual physicians without buying assets or paying consideration for service agreements. We intend to continue to expand our business, both by recruiting new physicians and by affiliating with new groups.

Under most of our PPM agreements, we are compensated under the “earnings model.” Under that model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the first quarter of 2005, 81.4% of our revenue was derived from affiliated practices managed under agreements under the earnings model. In some states, our agreements provide for a fixed management fee.

Of our first quarter 2005 revenue, 9.7% was derived under the service line model. Under our service line agreements, fees include payment for pharmaceuticals and supplies used by the group, reimbursement for certain pharmacy related expenses and payment for the other services we provide. Rates for our services typically are based on the level of services required by the practice.

Realignment of Net Revenue Model Practices

Under the net revenue model, our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee. Under these agreements, once we have been reimbursed for expenses, the practice is entitled to retain a fixed portion of revenues before any additional service fee is paid to us. The effect of this priority of payments is that we bear a disproportionate share of increasing practice costs, since if insufficient funds exist to pay both our fee and the fixed amount to be retained by the practice, the entire amount of

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

the shortfall reduces our management fee. Rapidly increasing pharmaceutical costs have increased practice revenues and thus the amounts retained by physicians. At the same time rising costs have eroded margins, leaving less available to pay our management fees.

The net revenue model does not appropriately align our and our practices’ economic incentives, since the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, we have been seeking to convert net revenue model practices to the earnings model since the beginning of 2001. In some cases, net revenue model practices have converted instead to the service line model or disaffiliated entirely. Of our 2000 revenue, 56.3% was derived from net revenue model practices, while only 7.3% of our first quarter 2005 revenue was derived from practices under the net revenue model. We no longer enter into new affiliations under the net revenue model.

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

Additional risks and uncertainties relating to our operations include recent legislation relating to prescription drug reimbursement under Medicare, including the way in which such legislation is implemented with respect to modifications in practice expense reimbursement, calculation of average sales price, implementation of third-party vendor programs and other matters, the impact of the recent legislation on other aspects of our business (such as private payor reimbursement, our ability to obtain favorable pharmaceutical pricing, the ability of practices to continue offering chemotherapy services to Medicare patients or maintaining existing practice sites, physician response to the legislation, including with respect to retirement or choice of practice setting, development activities, and the possibility of additional impairments of assets, including management services agreements), reimbursement for pharmaceutical products generally, our ability to maintain good relationships with existing practices, our ability to successfully implement our strategic initiatives, such as entry into pharmaceutical distribution and implementation of our iKnowMed medical record system, expansion into new markets and development of existing markets, our ability to complete cancer centers and PET facilities currently in development, our ability to recover the costs of our investments in cancer centers, our ability to complete negotiations and enter into agreements with practices currently negotiating with us, reimbursement for health-care services, continued efforts by payors to lower their costs, government regulation and enforcement, continued relationships with pharmaceutical companies and other vendors, changes in cancer therapy or the manner in which care is delivered, drug utilization, increases in the cost of providing cancer treatment services and the operations of the company’s affiliated physician practices. Please refer to our filings with the SEC, including our Registration Statement on Form S-4 filed December 17, 2004, as amended, and subsequent filings with the SEC for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

AND RESULTS OF OPERATIONS—continued

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to service agreements, accounts receivable, intangible assets, goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Please refer to the “Critical Accounting Policies” section of our Registration Statement on Form S-4, filed with the SEC December 17, 2004, as amended, and subsequent filings, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation of the results of affiliated practices, revenue recognition (including calculation of physician compensation), general estimates of accruals, including accruals relating to accounts receivable, and intangible asset amortization and impairment.

Recent Pronouncements

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by the Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The standard requires that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the period of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model to use in the future under the new statement and may deem an alternative model to be more appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, a number of other requirements exist under the standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under employee stock purchase plans. The effective date of the standard for nonpublic companies is for annual fiscal periods beginning after December 15, 2005.

This proposed statement could have a significant impact on our consolidated statement of income, as we will be required to expense the fair value of our stock option grants, rather than disclose the impact on our consolidated net income (within its footnotes to the financial statements), as is our current practice.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies the definition of conditional asset retirement obligations as used in FASB Statement No. 143. The definition refers to the legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This statement is effective for fiscal years ending after December 15, 2005 and will not have a material impact on our Consolidated Financial Statements.

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make restatements.

Discussion of Non-GAAP Information

In this document, we use a certain measurement of our performance that is not calculated in accordance with generally accepted accounting principles of the United States (“GAAP”). In this document, we use the term “EBITDA”. EBITDA is earnings before interest and other expense, net, taxes, depreciation, amortization and amortization of stock compensation. EBITDA is not calculated in accordance with GAAP. EBITDA is derived from relevant items in our GAAP financial statements. A reconciliation of EBITDA to the income statement is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. EBITDA also excludes non-recurring and extraordinary items because management believes excluding such items provides a better representation of our ongoing operations. Management uses EBITDA to evaluate our liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites.

Management believes that EBITDA is useful to investors, since it provides investors with additional information that is not directly available in a GAAP presentation. In all events, EBITDA is not intended to be a substitute for GAAP measures, and investors are advised to review such non-GAAP measures in conjunction with GAAP information provided by us.

Results of Operations

The Company has affiliated (including under the service line) with the following number of physicians, by specialty:

	March 31,
	2004	2005
Medical oncologists/hematologists	738	760
Radiation oncologists	122	133
Other oncologists	37	45

Total physicians	897	938

The following table sets forth the sources for growth in the number of physicians affiliated with the Company:

	Three Months Ended March 31,
	2004	2005
Affiliated physicians, beginning of period	897	930
Physician practice affiliations	3	6
Recruited physicians	13	14
Physician practice separations	(13)	(9)
Retiring/Other	(3)	(3)

Affiliated physicians, end of period	897	938

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

The following table sets forth the number of cancer centers and PET systems managed by the Company:

	Three Months Ended March 31,
	2004	2005
Cancer Centers, beginning of period	78	83
Cancer Centers opened	3	2
Cancer Centers closed	(1)	—

Cancer Centers, end of period	80	85

PET Systems	24	27

The following table sets forth the key operating statistics as a measure of the volume of services provided by our PPM practices per operating day (except for new patient enrollments):

	Three Months Ended March 31,
	2004	2005
Medical oncology visits(1)	9,042	9,200
Radiation treatments	2,496	2,876
IMRT treatments included in radiation treatments	205	378
PET scans	95	141
CT scans	352	520
New patients enrolled in research studies	743	811

(1)	Medical Oncology visits include consults by medical oncologists under our PPM model only and do not include service line results.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

The following table sets forth the percentages of revenue represented by certain items reflected in our Condensed Consolidated Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

	Three Months Ended March 31,
	2004	2005
Product revenues	63.3%	63.0%
Service revenues	36.7	37.0

Total revenues	100.0	100.0

Cost of products	58.4	60.0
Cost of services:
Operating compensation and benefits	17.7	17.1
Other operating costs	10.8	10.0
Depreciation and amortization	2.6	2.7

Total cost of services	31.1	29.8

Total cost of products and services	89.5	89.8
General and administrative expense	2.4	2.6
Compensation expense under Long-term incentive plan	—	2.5
Depreciation and amortization	1.0	0.9

	92.9	95.8
Income from operations	7.1	4.2

Interest expense, net	(0.9)	(3.5)

Income before income taxes	6.2	0.7
Income tax provision	(2.4)	(0.3)

Net income	3.8%	0.4%

We provide the following services to physician practices: medical oncology services, cancer center services, and cancer research services. We currently earn revenue from physician practices under two models, the PPM model, and the service line model. Under the PPM model, we enter into long term agreements with affiliated practices to provide comprehensive services, including all those described above, and the practices pay us a service fee and reimburse all expenses. Under the service line model, we offer medical oncology services and cancer research services under separate agreements for each service line.

We derive revenue primarily in four areas:

•	PPM service fee revenues. Under the PPM model, we recognize revenues derived from amounts we bill and collect on behalf of affiliated practices, which are reduced by the amounts retained by those practices under our contracts. PPM service fee revenue is recorded when services are rendered based on established or negotiated rates reduced by contractual adjustments and allowances for doubtful accounts and by the amounts retained by practices. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

•	Service line fees. In the medical oncology services area under our service line agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we must pay the pharmaceutical manufacturers, and a service fee for the pharmacy related services we provide.

•	GPO, data and other pharmaceutical service fees. We receive fees from pharmaceutical companies for acting as a GPO for our affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect and compile, as well as fees for other informational services we provide to pharmaceutical companies.

•	Clinical Research fees. We receive fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include some management fee, as well as per patient accrual fees and fees for achieving various study milestones.

A portion of our revenue under our PPM arrangements and our service line arrangements with affiliated practices are derived from sales of pharmaceutical products and are reported as product revenues. Our remaining revenues are reported as service revenues. Physician practices that enter into comprehensive service agreements with us receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables delivered under a single contract, with a single fee. We have analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component.

We retain all amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of their revenues our affiliated practices are entitled to retain by subtracting our accrued fees and accrued practice expenses from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. These amounts we remit to physician groups are excluded from our revenue, because they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we finance their working capital.

Revenues for the quarter ended March 31, 2005 were $584.6 million compared to $525.0 million for the quarter ended March 31, 2004, an increase of 11.4%.

For the first quarter of 2005, product revenues increased to $368.2 million from $332.5 million for the first quarter of 2004, an increase of $35.7 million or 10.7%. This increase is attributable to growth in pharmaceutical revenue, combined with the net addition of 22 medical oncologists affiliated with us since the first quarter of 2004.

Service revenues for the first quarter of 2005 increased to $216.4 million compared to $192.5 million in the same quarter last year, an increase of $23.9 million or 12.4%. This increase is due to the increases in intensity modulated radiation therapy (IMRT), position emission tomography (PET), computerized tomography (CT) services for patients and pharmaceutical service revenues.

The following table reflects our revenue by segment for the three months ended March 31, 2004 and 2005 (in thousands):

	Three Months Ended March 31,
	2004	2005
Medical oncology services	$450,928	$503,656
Cancer center services	61,064	71,276
Other services	13,004	9,657

	$524,996	$584,589

Medicare and Medicaid are the practices’ largest payors. For the three months ended March 31, 2004 and 2005, the affiliated practices derived approximately 42% and 41%, respectively, of their net patient revenue from services provided under the Medicare program and approximately 3% of their net patient revenue from services provided under the state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in both periods. Changes in the payor reimbursement rates, particularly Medicare and Medicaid, or affiliated practices’ payor mix can materially and adversely affect our revenues.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

Cost of Products. Cost of products, which includes drugs, medications and other supplies used by the practices, increased from $306.8 million in the first quarter of 2004 to $351.0 million in the same period of 2005, an increase of $44.2 million, or 14.4%. As a percentage of revenue, pharmaceuticals and supplies increased from 58.4% in the first quarter of 2004 to 60.0% in the same period in 2005, primarily because of increased product revenues.

Effective January 1, 2005, Medicare changed the way in which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in our network. Medicare now pays oncologists the average sales price, or ASP, for the drug plus 6 percent. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price, or AWP, which is significantly higher than ASP. During 2004, reimbursement for outpatient oncology drugs was generally 85 percent of AWP. This shift in reimbursement methodology represented approximately a 15 percent reduction in the amount of reimbursement for oncology pharmaceuticals.

Adoption of ASP pricing by Medicare, combined with the importance of pharmaceuticals to our business and concentration of our purchases with a limited number of manufacturers, represents a significant risk for the Company. Nearly all of our pricing advantage relative to ASP is derived from purchases of drugs from a small number of manufacturers. We believe that implementation of ASP-based pricing will likely reduce the amount of differential pricing that is available to us in the marketplace, which is one of our key competitive strengths.

ASP for the second quarter of 2005 will result in reimbursement for pharmaceuticals administered by affiliated practices that is approximately 5 percent lower than in the first quarter of 2005. The adverse impact of ASP implementation, including the further reduction in the second quarter, is generally consistent with the Company’s previously published estimates of its impact; however, the impact has been partially mitigated by the overall growth of affiliated practices’ revenues.

Operating Compensation and Benefits. Operating compensation and benefits, which includes salaries and wages of our field-level employees and the practices’ employees (other than physicians), increased from $92.7 million in the first quarter of 2004 to $100.0 million in the first quarter of 2005, an increase of $7.3 million, or 7.9%. As a percentage of revenue, operating compensation and benefits decreased from 17.7% in the first quarter of 2004 to 17.1% in the first quarter of 2005. The decrease as a percentage of revenue is primarily attributable to economies of scale resulting from the increase in pharmaceutical revenues, diagnostic revenues and radiation revenues.

Other Operating Costs. Other operating costs, which consist of rent, utilities, repairs and maintenance, insurance and other direct field costs, increased from $56.8 million in the first quarter of 2004 to $58.2 million in the first quarter of 2005, an increase of $1.4 million, or 2.5%. As a percentage of revenue, other operating costs decreased from 10.8% in the first quarter of 2004 to 10.0% in the first quarter of 2005 as a result of growth in pharmaceutical, diagnostic and radiation revenue.

General and Administrative. General and administrative expenses increased from $12.7 million in the first quarter of 2004 to $15.4 million in the first quarter of 2005, an increase of $2.7 million, or 21.3%, primarily due increases in our marketing and development initiatives, along with amortization of non-cash compensation expense associated with restricted stock grants during the first quarter of 2005. As a percentage of revenue, general and administrative costs increased from 2.4% in the first quarter 2004 to 2.6% in the first quarter 2005.

EBITDA. Overall, we experienced a decline in operating margins with earnings before taxes, interest, depreciation, amortization and amortization of stock compensation. EBITDA, as a percentage of revenue, decreased from 10.7% in the first quarter of 2004 to 7.9% in the first quarter of 2005.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

The following table reconciles net income and comprehensive income as shown in the Condensed Consolidated Statement of Operations and Comprehensive Income to EBITDA and reconciles EBITDA to net cash provided by operating activities as shown in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2004	2005
Net income	$20,120	$2,429
Interest expense, net	4,382	20,499
Income taxes	12,596	1,630
Depreciation and amortization	18,954	20,896
Amortization of stock compensation	—	965

EBITDA	56,052	46,419
Changes in assets and liabilities	2,562	(27,213)
Undistributed earnings (losses) in joint ventures	(106)	853
Deferred income taxes	2,000	2,370
Interest expense, net	(4,382)	(20,499)
Income tax expense	(12,596)	(1,630)

Net cash provided by operating activities	$43,530	$300

The following is the EBITDA of our operations by operating segment for the quarters ended March 31, 2004 and 2005 (in thousands):

Quarter Ended March 31, 2004 (Predecessor):

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$332,475	$—	$—	$—	$332,475
Service revenues	118,453	61,064	13,004	—	192,521

Total revenues	450,928	61,064	13,004	—	524,996
Operating expenses	(403,729)	(47,750)	(12,897)	(23,522)	(487,898)

Income (loss) from operations	47,199	13,314	107	(23,522)	37,098
Add back: Depreciation and amortization	10	7,865	241	10,838	18,954

EBITDA	$47,209	$21,179	$348	$(12,684)	$56,052

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

Quarter Ended March 31, 2005 (Successor):

	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$368,201	$—	$—	$—	$368,201
Service revenues	135,455	71,276	9,657	—	216,388

Total revenues	503,656	71,276	9,657	—	584,589
Operating expenses	(451,636)	(54,362)	(12,314)	(27,212)	(545,524)
Compensation expense under long-term incentive plan	—	—	—	(14,507)	(14,507)

Income (loss) from operations	52,020	16,914	(2,657)	(41,719)	24,558
Add back: Depreciation and amortization	18	9,244	267	11,367	20,896
Amortization of stock compensation	—	—	—	965	965

EBITDA	$52,038	$26,158	$(2,390)	$(29,387)	$46,419

Medical oncology services EBITDA margin decreased from 10.5% in the first quarter of 2004 to 10.3% in the first quarter of 2005. This decrease is the result of the implementation of Medicare reimbursement changes, partially offset by growth in pharmaceutical revenues.

Cancer center services EBITDA margin increased from 34.7% in the first quarter of 2004 to 36.7% in the first quarter of 2005. This increase is attributable to exiting from unprofitable sites, investment in technology such as intensity modulated radiation therapy (IMRT), CT and PET, and an increase in the number of cancer centers (from 80 to 85) since the first quarter of 2004.

Unallocated corporate expenses EBITDA decreased from ($12.7) million for the first quarter of 2004 to ($29.4) million for the first quarter of 2005. This decrease is attributable to the $14.5 million charge associated with our long-term cash incentive plan and $0.9 million of amortization expense related to restricted stock grants, both of which were recorded during the first quarter of 2005.

Interest. Net interest expense increased from $4.4 million in the first quarter of 2004 to $20.5 million in the first quarter of 2005, an increase of $16.1 million. This increase is attributable to our increased indebtedness as a result of the August Transactions. As a percentage of revenue, net interest expense increased from 0.9% for the first quarter of 2004 to 3.5% for the first quarter of 2005.

Income Taxes. We recognized an effective tax rate of 38.5% for the first quarter of 2004 and 40.2% for the first quarter of 2005. The increase is attributable to lower forecasted pre-tax income in 2005 (in proportion to our permanent differences) relating to expenses that are non-deductible for income tax purposes.

Net Income. Net income decreased from $20.1 million in the first quarter of 2004 to $2.4 million in the first quarter 2005, a decrease of $17.7 million or 88.1%. Net income as a percentage of revenue decreased from 3.8% in the first quarter of 2004 to 0.4% in the first quarter of 2005. The decrease in net income from the first quarter of 2004 is primarily the result of an increase in interest expense, along with compensation expense associated with the long-term incentive plan incurred during the first quarter of 2005.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

Liquidity and Capital Resources

As of March 31, 2005, we had net working capital of $212.1 million, including cash and cash equivalents of $98.5 million. We had current liabilities of $438.6 million, including $11.1 million in current maturities of long-term debt, and $973.7 million of long-term indebtedness. During the first quarter of 2005, we provided $0.3 million in net operating cash flow, invested $19.1 million, and used cash from financing activities in the amount of $3.1 million. As of May 4, 2005, we had cash and cash equivalents of approximately $113 million.

Cash Flows from Operating Activities

During the first quarter of 2005, we provided $0.3 million in cash flows from operating activities as compared to providing $43.5 million in the comparable prior year period. The decrease in cash flow is primarily due to the timing of the receipt of approximately $60 million in vendor rebates, along with an increase of two days in accounts receivable days outstanding. The vendor rebates were collected during April 2005.

Cash Flows from Investing Activities

During the first quarter of 2004 and 2005, we used $21.5 million and $19.1 million for investing activities, respectively. The investments primarily consisted of $21.5 million and $19.7 million in capital expenditures, including $19.4 million and $16.4 million relating to the development and construction of cancer centers, respectively. Maintenance capital expenditures were $2.1 million and $3.3 million in the first quarters of 2004 and 2005, respectively.

Cash Flows from Financing Activities

During the first quarter of 2005, we used $3.1 million in cash for financing activities compared to cash provided of $5.5 million in the first quarter of 2004. The use of cash in the first quarter of 2005 is primarily related to $14.9 million in repayments under our term loan facility, partially offset by $13.1 million in new borrowings and a $1.3 million equity contribution received from Holdings during the quarter.

During the quarter ended March 31, 2005, Holdings, whose sole asset is its investment in US Oncology, Inc., issued $250.0 million of Senior Floating Rate Notes, due 2015 (“the Notes”). The Notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25 percent. Simultaneously with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4 percent for a period of two years. Because Holdings’ sole asset is its investment in US Oncology, we plan to provide funds sufficient to service the indebtedness through the payment of dividends to Holdings.

Payment of interest on the new Holdings notes will be financed through the payment of periodic dividends from us. During the period that the interest rate has been fixed, interest expense will amount to approximately $23.5 million annually, and may be more or less than that amount thereafter. Certain restrictions in our note indentures and certain other circumstances could prevent payment of such a dividend by us in the future, which could cause Holdings to default on its notes unless other sources of funding are available.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—continued

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•	Investment in inventory, equipment and leasehold improvements for our distribution initiative.

•	Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers.

•	Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations.

•	Funding of working capital, including advance purchases of pharmaceuticals for price-hedging purposes or to obtain certain rebates and discounts under contracts with volume-based thresholds.

•	Investments in information systems, including systems related to new initiatives such as our electronic medical record product, iKnowMed, and our pharmacy distribution operations.

For 2005, we anticipate expending $70-$80 million for the development of cancer centers, purchase of clinical equipment and investment in information systems. We anticipate our specialty pharmacy distribution initiative in 2005 will require an investment of $15 million in systems, consultants and leasehold improvements. In addition, we anticipate increasing our pharmaceutical inventory by approximately $120-$130 million to adequately stock the distribution warehouse. We expect such additional investment in inventory to be an ongoing working capital requirement.

We expect to fund our current capital needs with (a) cash flow generated from operations, (b) borrowings under the existing $160 million revolving credit facility, (c) lease or purchase money financing for certain equipment purchases and (d) issuing indebtedness to physicians in connection with new affiliations. Our success in implementing our capital expenditure plans and our new distribution initiatives could be adversely impacted by poor operating performance resulting in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

US Oncology, Inc

Item 3. Quantitative and Qualitative Disclosures about Market Risks

In the normal course of business, our financial position is routinely subjected to a variety of risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

Among these risks is the market risk associated with interest rate movements on outstanding debt. Any borrowings under the credit facility contain an element of market risk from changes in interest rates. As of March 31, 2005, we had no outstanding borrowings under our credit facility. Historically, at times we have managed this risk, in part, through the use of interest rate swaps; however, no such agreements were entered into by the company in the first quarter of 2004 or 2005. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. We were not obligated under any interest rate swap agreements during the first quarter of 2004 or 2005.

During the quarter ended March 31, 2005, Holdings, whose sole asset is its investment in US Oncology, Inc., issued $250,000,000 of Senior Floating Rate Notes, due 2015 (“the Notes”). The Notes are senior unsecured obligations of US Oncology Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25 percent. In connection with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4 percent for a period of two years. The swap agreement, which has a notional amount of $250.0 million, was designed as a cash flow hedge and qualifies for the shortcut method of accounting. The income statement effects of the swap agreement, along with the carrying value of the debt, related transaction costs and interest expense, are included in the financial statements of US Oncology Holdings. Because Holdings’ sole asset is its investment in US Oncology, we plan to provide the necessary funds to service this debt obligation through the payment of dividends to Holdings.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at March 31, 2005. The market values that result from these computations are compared with the market values of these financial instruments at March 31, 2005. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of our financial instruments.

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

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. In addition, in order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 within the prescribed period, we have, since 2003, been engaged in a process to document and evaluate our internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed project work plan to (i) assess the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous

US Oncology, Inc

reporting and improvement process for internal control over financial reporting. During the second quarter of 2004, we commenced testing of internal controls that we had previously documented as part of this process. The Company will first be subject to all of the requirements of Section 404, including inclusion of management’s report on internal control over financial reporting and the independent registered public accounting firm’s assessment of such internal controls when it files its annual report on Form 10-K with respect to its fiscal year ending December 31, 2006.

US Oncology, Inc

PART II – Other Information

ITEM 1. LEGAL PROCEEDINGS

The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. We do not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. In addition, because of licensing requirements and affiliated practices’ participation in governmental health care programs, we and affiliated practices are, form time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although we and our practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against us or one of the practices in excess of insurance coverage could have a material adverse effect on us.

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

Specifically, we are involved in litigation with one net revenue model practice made up of 35 physicians with which we are trying to negotiate a service agreement termination or conversion to the earnings model or service line model. We initiated arbitration proceedings pursuant to a provision in that service agreement providing for contract reformation in certain events. The practice has countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of health care laws. The practice is seeking unspecified damages and a termination of the contract. We believe the practice’s allegations are without merit.

We believe the allegations in suits against us are customary for the size and scope of our operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on us.

US Oncology, Inc

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 20, 2004, among Oiler Holding Company, Oiler Acquisition Corp. and US Oncology, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K dated March 20, 2004 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K/A filed June 17, 1999 and incorporated herein by reference)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Form 10-K filed March 21, 2003 and incorporated herein by reference)

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated by reference from the Company’s Form 8-A filed June 2, 1997).

4.2	Indenture dated February 1, 2002 among US Oncology, Inc., the Guarantors named therein, and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Company’s Form 8-K filed February 5, 2002).

4.3	Amendment No. 1, dated as of March 20, 2004, amends the Rights Agreement dated as of May 29, 1997 (as amended and in effect from time to time, the “Rights Agreement”), between US Oncology, Inc., a Delaware corporation (the “Corporation”), and American Stock Transfer & Trust Company, as Rights Agent (the “Rights Agent”). Terms not otherwise defined herein shall have the meanings assigned to such terms in the Rights Agreement. (filed as exhibit 4.1 to the Company’s Form 8-K dated March 20, 2004 and incorporated herein by reference.)

10.1	Amendment No. 1, dated as of March 17, 2005, to the Credit Agreement dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 29, 2005 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

The Company filed an 8-K on March 17, 2005, disclosing under Item 8 that its parent company, US Oncology Holdings, Inc. had entered into an agreement to sell $250 million of debt securities.

The Company filed an 8-K on March 29, 2005, disclosing under Item 8 the consummation of a $250 million debt offering by its parent company, US Oncology Holdings, Inc. and disclosing under Item 1 the Company’s entering into an amendment to its senior secured credit facility in connection with that offering.

US Oncology, Inc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY, INC.

Date: May 10, 2005:	By:	/s/ R. Dale Ross
R. Dale Ross, Chief Executive Officer
(duly authorized signatory)

Date: May 10, 2005:	By:	/s/ Bruce D. Broussard
Bruce D. Broussard, Chief Financial Officer
(principal financial and accounting officer)