Form 10-Q
period 2005-06-30
US ONCOLOGY INC
filed 2005-08-12
CIK 943061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of August 11, 2005, 100 shares of the Registrant’s common stock were outstanding.

US ONCOLOGY, INC.

FORM 10-Q

JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share information)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and equivalents	$145,644	$120,399
Accounts receivable	325,128	308,561
Other receivables	120,043	95,487
Prepaid expenses and other current assets	19,724	16,556
Inventories	27,410	5,080
Deferred income taxes	5,727	10,736
Due from affiliates	43,689	53,865

Total current assets	687,365	610,684
Property and equipment, net	398,274	383,141
Service agreements, net	248,482	255,680
Goodwill	714,743	730,278
Other assets	51,820	52,015

	$2,100,684	$2,031,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$10,848	$10,063
Accounts payable	263,160	181,136
Due to affiliates	117,354	112,221
Accrued compensation cost	27,382	31,322
Accrued interest payable	24,830	25,315
Income taxes payable	1,453	23,297
Other accrued liabilities	32,820	40,753

Total current liabilities	477,847	424,107

Deferred revenue	7,030	6,692
Deferred income taxes	32,601	28,980
Long-term indebtedness	971,126	978,937
Other long-term liabilities	8,692	176

Total liabilities	1,497,296	1,438,892
Minority interest	12,555	10,583
Stockholders’ equity:
Common stock, $.01 par value, 100 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	583,902	567,364
Deferred compensation	(5,301)	(6,794)
Retained earnings	12,231	21,752

Total stockholders’ equity	590,833	582,323

	$2,100,684	$2,031,798

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Product revenues	$394,507	$355,454	$762,707	$687,929
Service revenues	226,170	209,789	442,558	402,310

Total revenues	620,677	565,243	1,205,265	1,090,239

Cost of products	377,753	332,783	728,761	639,549

Cost of services:
Operating compensation and benefits	105,131	96,461	203,309	189,154
Other operating costs	59,986	55,216	120,048	112,017
Depreciation and amortization	17,203	15,131	32,868	28,957

Total cost of services	182,320	166,808	356,225	330,128

Total cost of products and services	560,073	499,591	1,084,986	969,677
General and administrative expense	19,197	16,616	34,612	29,300
Compensation expense under long-term incentive plan	—	—	14,507	—
Depreciation and amortization	4,091	5,205	9,322	10,333

Total costs and expenses	583,361	521,412	1,143,427	1,009,310

Income from operations	37,316	43,831	61,838	80,929

Other income (expense):
Interest expense, net	(20,870)	(4,541)	(41,333)	(8,923)
Other income	—	622	—	622

Income before income taxes	16,446	39,912	20,505	72,628
Income tax provision	(6,689)	(15,366)	(8,319)	(27,962)

Net income and comprehensive income	$9,757	$24,546	$12,186	$44,666

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share information)

(unaudited)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Total
Balance at December 31, 2004	100	$1	$567,364	$(6,794)	$21,752	$582,323
Contribution of private equity offering proceeds	—	—	899	—	—	899
Contribution of expenses associated with Holdings debt offering	—	—	15,219	—	—	15,219
Contribution of restricted stock award issuances	—	—	420	(420)	—	—
Amortization of deferred compensation expense	—	—	—	1,913	—	1,913
Dividend declared	—	—	—	—	(21,707)	(21,707)
Net income	—	—	—	—	12,186	12,186

Balance at June 30, 2005	100	$1	$583,902	$(5,301)	$12,231	$590,833

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
	(Successor)	(Predecessor)

Cash flows from operating activities:
Net income	$12,186	$44,666

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,190	39,290
Deferred revenue	338	—
Deferred income taxes	8,319	4,200
Non-cash compensation expense	1,913	48
Non-cash items	—	(104)
Undistributed earnings in joint ventures	898	32
(Increase) Decrease in:
Accounts receivable	(16,567)	(12,075)
Prepaid expenses and other current assets	(29,531)	(12,418)
Inventories	(22,330)	(21,287)
Other assets	1,365	(124)
Increase (Decrease) in:
Accounts payable	82,024	40,517
Due from/to affiliates	15,309	27,226
Income taxes payable	(4,697)	23,365
Other accrued liabilities	(11,032)	(3,230)

Net cash provided by operating activities	80,385	130,106

Cash flows from investing activities:
Acquisition of property and equipment	(41,468)	(37,853)
Payments in affiliation transactions	(3,765)	—
Proceeds from contract separation	1,807	—
Proceeds from sale of real estate interests in joint venture	900	—

Net cash used in investing activities	$(42,526)	$(37,853)

(Continued on following page)

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
	(Successor)	(Predecessor)

Cash flows from financing activities:
Proceeds from indebtedness	$13,245	$—
Repayment of term loan	(15,912)	—
Repayment of other indebtedness	(4,358)	(10,001)
Net distributions to parent	(5,589)	—
Proceeds from exercise of options	—	18,599
Purchase of treasury stock	—	(4,247)

Net cash provided by (used in) financing activities	(12,614)	4,351

Increase in cash and equivalents	25,245	96,604
Cash and equivalents:
Beginning of period	120,399	124,514

End of period	$145,644	$221,118

Supplemental Cash Flow Information:
Interest paid	$38,525	$9,775
Taxes paid (refunded)	(8,958)	575
Delivery of common stock in affiliation transactions	—	6,585

The accompanying notes are an integral part of this statement.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of US Oncology, Inc. (“US Oncology” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form S-4, filed with the SEC on December 17, 2004, as amended, and subsequent filings.

Certain previously reported financial information has been reclassified to conform to the interim presentation.

NOTE 2 – THE MERGER TRANSACTION

On August 20, 2004, Oiler Acquisition Corp., a wholly-owned subsidiary of US Oncology Holdings, Inc. (“Holdings”) merged with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly owned subsidiary of Holdings. The merger transaction was valued at approximately $1.6 billion. The merger and related transactions are referred to in this report as the “Merger” or “August Transactions.”

Prior to the merger, 14,307,501 shares of US Oncology common stock then owned by Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”) and its affiliates, with a fair value of $215.3 million, were contributed to Holdings in exchange for shares of the Company’s common stock and Holding’s participating preferred stock. Upon consummation of the merger, these common shares were cancelled without payment of any merger consideration. The Company repaid approximately $281.1 million of existing indebtedness and incurred approximately $104.4 fees and expenses in connection with the August Transactions.

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

The August Transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combination,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill.

Subsequent to the initial capitalization of the Company, additional capital contributions of $39.8 million were received from Holdings. The contribution represents the proceeds from private equity offerings to certain affiliated physicians and employees of the Company and to certain members of management.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2005– continued

NOTE 3 – REVENUES

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

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices largest payors. For the six months ended June 30, 2005 and 2004, the affiliated practices derived approximately 40% and 42%, respectively, of their net patient revenue from services provided under the Medicare program (of which 2% and 3% relates to Medicare managed care programs) and approximately 3% from services provided under state Medicaid programs. Capitation revenues were 0.3% of total net patient revenue in both periods. Changes in the payor reimbursement rates, particularly Medicare and Medicaid, or affiliated practices’ payor mix could materially and adversely affect the Company’s revenues.

Effective January 1, 2005, Medicare changed the way in which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus six percent. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”), which is significantly higher than ASP. This shift in reimbursement methodology represented approximately a 15 percent reduction in reimbursement for oncology pharmaceuticals paid during the first quarter of 2005, as compared to 2004 levels, and is partially offset by the implementation of the Medicare demonstration project, which is currently effective only until December 31, 2005. Because a significant majority of US Oncology’s service revenues and margins is based upon the revenues and margins of our affiliated practices, this change negatively affected US Oncology’s financial performance.

Since implementation, ASP has not remained constant. ASP for the second quarter of 2005 resulted in a further reduction in Medicare reimbursement for pharmaceuticals administered by affiliated practices of approximately five percent from the first quarter of 2005 and, similarly, ASP for the third quarter is expected to result in a further reduction of two percent from the second quarter of 2005. The adverse impact of ASP implementation, including the further reduction in the third quarter, has been partially mitigated by the overall growth of affiliated practices’ revenues. The Company’s most significant and only service agreement to provide more than 10% of total revenues is with Texas Oncology, P.A. which accounted for approximately 25% of the Company’s total revenues for the six months ended June 30, 2005 and 2004, respectively.

NOTE 4 – SEGMENT FINANCIAL INFORMATION

The Company follows the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (

“SFAS 131”). SFAS 131 requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions.

The Company’s reportable segments are based on internal management reporting, which disaggregates the Company’s business by service line. The Company’s reportable segments are medical oncology services, cancer center services, and other services primarily consisting of cancer research services. Under the medical oncology services segment, the Company purchases and manages specialty oncology pharmaceuticals and provides practice management services to medical oncology practices. Under the cancer center services segment, the Company develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. Under the other services segment, the Company contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. Results of operations for the medical oncology services segment and other services segment include arrangements under both the PPM and service line models. The Company provides cancer center services only in PPM arrangements.

Balance sheet information by reportable segment is not reported since the Company does not prepare such information internally.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2005– continued

The table below presents information about reported segments for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30, 2005 (Successor)
	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$394,507	$—	$—	$—	$394,507
Service revenues	139,355	73,598	13,217	—	226,170

Total revenues	533,862	73,598	13,217	—	620,677
Operating expenses	(481,748)	(47,559)	(13,292)	(19,468)	(562,067)
Depreciation and amortization	(19)	(10,091)	(450)	(10,734)	(21,294)

Income (loss) from operations	$52,095	$15,948	$(525)	$(30,202)	$37,316

	Three Months Ended June 30, 2004 (Predecessor)
	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$355,454	$—	$—	$—	$355,454
Service revenues	133,458	62,990	13,341	—	209,789

Total revenues	488,912	62,990	13,341	—	565,243
Operating expenses	(431,240)	(42,028)	(10,688)	(17,120)	(501,076)
Depreciation and amortization	(21)	(9,003)	(253)	(11,059)	(20,336)

Income (loss) from operations	$57,651	$11,959	$2,400	$(28,179)	$43,831

	Six Months Ended June 30, 2005 (Successor)
	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$762,707	$—	$—	$—	$762,707
Service revenues	274,811	144,874	22,873	—	442,558

Total revenues	1,037,518	144,874	22,873	—	1,205,265
Operating expenses	(933,367)	(92,677)	(25,338)	(35,348)	(1,086,730)
Compensation expense under long-term incentive plan	—	—	—	(14,507)	(14,507)
Depreciation and amortization	(37)	(19,335)	(717)	(22,101)	(42,190)

Income (loss) from operations	$104,114	$32,862	$(3,182)	$(71,956)	$61,838

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2005– continued

	Six Months Ended June 30, 2004 (Predecessor)
	Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
Product revenues	$687,929	$—	$—	$—	$687,929
Service revenues	251,911	124,054	26,345	—	402,310

Total revenues	939,840	124,054	26,345	—	1,090,239
Operating expenses	(834,959)	(81,913)	(23,119)	(30,029)	(970,020)
Depreciation and amortization	(31)	(16,868)	(494)	(21,897)	(39,290)

Income (loss) from operations	$104,850	$25,273	$2,732	$(51,926)	$80,929

NOTE 5 - STOCK-BASED COMPENSATION

Predecessor Stock Incentive Plans

The following disclosures relate to the stock incentive plans of the Company prior to the August Transactions. All such plans were terminated in connection with the August Transactions.

At June 30, 2004, the Company had seven stock-based employee compensation plans. The Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock-based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying common stock on the date of the grant were insignificant for the three and six months ended June 30, 2004.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based employee compensation (in thousands):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net income, as reported	$24,546	$44,666
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(1,233)	(2,598)

Pro forma net income	$23,313	$42,068

Successor Stock Incentive Plans

The following disclosures relate to the stock incentive plans of the Company subsequent to the August Transactions. Each of these plans involves shares of Holdings common stock or options to purchase Holdings common stock. Because these plans are for the benefit of US Oncology, any expenses related to awards are reflected in the Company’s financial statements.

Holdings, the Company’s parent, adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for grants of restricted stock and stock options of Holdings. The purpose of the plan is to attract and retain the best available personnel, provide additional incentives to employees and consultants and promote the success of its business. Holdings granted 21,580,000 shares of common

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2005– continued

stock as restricted stock awards during the period from August 21 through December 31, 2004, and 240,000 shares during the six months ended June 30, 2005. The fair value of the restricted stock awards issued period from August 21 through December 31, 2004, and during the six months ended June 30, 2005 of approximately $10.8 million and $0.4 million, respectively, was recorded as paid in capital and deferred compensation as part of the Company’s Statement of Stockholders’ Equity. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon the Company achieving a return on invested capital in excess of established thresholds. Based on the individual vesting criteria for each award, the Company recorded total amortization expense of approximately $1.0 million and $1.9 million, respectively, for the three and six months ended June 30, 2005.

During October 2004, Holdings granted 1,820,000 options for shares of common stock to certain employees and 1,810,000 options remained outstanding (net of forfeitures) as of December 31, 2004. For the six months ended June 30, 2005 the Company awarded 470,000 options. The options were granted at the fair value of Holdings common stock as of the date of grant, vest over 5 years (or upon specified performance periods for each of the three years ending December 31, 2006) and have an option term not to exceed 10 years. As of June 30, 2005, 2,280,000 options are outstanding (net of forfeitures).

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which became effective in October 2004 upon Holdings’ stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. Under this plan, each eligible director in office at the plan’s adoption and each eligible director who joined the board after adoption was automatically granted an option to purchase 5,000 shares of Holdings common stock. In addition, each such director was automatically granted an option to purchase 1,000 shares of Holdings common stock for each board committee on which such director served. Through June 30, 2005, under the Director Stock Option Plan, options to purchase 29,000 shares of Holdings common stock have been granted to directors. In all cases, the exercise price for the options and the fair value are $1.00 per share, and the options vest six months after the date of grant.

The Company has elected to continue to follow APB 25, and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. For the quarter ended June 30, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123, the related effects would have been immaterial to the Company’s financial statements.

In addition to these stock incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Under the Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, awards granted to participants provide for cash payments upon a qualified initial public offering or change in control of Holdings, or upon dividends on or redemptions of preferred stock. Cash payments are payable to participants based upon certain performance objectives for the Company, as set forth in the terms, conditions and other provisions of the awards under the Cash Incentive Plan. During the first quarter of 2005, Holdings declared and paid a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend paid to preferred stockholders, Holdings became obligated to make a cash payment of $14.5 million under the Cash Incentive Plan. The payment was financed with a dividend from the Company to Holdings. Payment of the dividend and the corresponding payment under the Cash Incentive Plan was made in the second quarter of 2005.

If any of the payment triggering events described in the Cash Incentive Plan should occur in the future, the additional obligation (and compensation expense) as a result of such event or events would be approximately $18 million as of June 30, 2005. The amount of this obligation may increase or decrease based upon future performance of the Company.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the August Transactions were determined based on an independent third-party valuation. The Company continues to obtain

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2005– continued

additional information necessary to determine the fair value of assets acquired and the amount of goodwill recorded as a result of the August Transactions. The allocation of the purchase price will be completed no later than August 2005. Although the allocation of the purchase price is subject to adjustment, management believes that any adjustments will not be material.

Changes in the Company’s intangible assets relating to service agreements and goodwill during the six months ended June 30, 2005 consisted of the following (in thousands):

	Service Agreements, net	Goodwill
Balance at December 31, 2004	$255,680	$730,278
Adjustments for new basis	—	(15,535)
Practice disaffiliations and other, net	(46)	—
Amortization	(7,152)	—

Balance at June 30, 2005	$248,482	$714,743

Adjustments to goodwill during the six months ended June 30, 2005 relate to changes to the preliminary purchase price allocation related to the August Transactions.

Accumulated amortization relating to service agreements was $11.3 million and $4.1 million at June 30, 2005 and December 31, 2004, respectively.

The carrying value of goodwill is subject to impairment tests under the requirements of SFAS No. 142. Goodwill was allocated to each of the Company’s reporting units based on their fair values at the date of the August Transactions. The Company performs impairment tests on an ongoing basis annually, and more frequently in the event of any impairment indicators.

NOTE 7 – INDEBTEDNESS

As of June 30, 2005 and December 31, 2004, the Company’s long-term indebtedness consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Term loan	$382,088	$398,000
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	8,794	12,889
Mortgage, capital lease obligations and other	13,092	111

	981,974	989,000
Less: current maturities	(10,848)	(10,063)

	$971,126	$978,937

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2005– continued

Holdings’ Indebtedness

During March 2005, Holdings, whose sole asset is its investment in US Oncology, Inc., issued $250 million Senior Floating Rate Notes, due 2015 (“the Holdings Notes”). The Holdings Notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4% for a period of two years ending March 15, 2007. During the period that the interest expense has been fixed, the annual expense will amount to approximately $23.5 million, and may be more or less than that amount thereafter.

Because Holdings’ sole asset is its investment in US Oncology, the Company plans to provide funds to service this indebtedness through the payment of dividends to Holdings. The terms of the Company’s existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain of its subsidiaries making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit the Company to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes unless other sources of funding are available.

Additionally, the indenture governing the Holdings Notes contains certain covenants that limit, among other things, the Company’s ability to incur additional debt, pay dividends on, redeem or repurchase capital stock, issue capital stock, make certain investments, enter into certain types of transactions with affiliates, engage in unrelated businesses, create liens securing its debt, and sell certain assets or merge with or into other companies.

Proceeds from the Notes were used to pay a $250 million dividend to stockholders of Holdings. The dividend payment triggered a payment obligation of $14.5 million under Holdings’ Cash Incentive Plan, and Holdings also incurred approximately $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings during the six months ended June 30, 2005.

Senior Secured Credit Facility

The Company’s senior secured credit facility provides for senior secured financing of up to $560.0 million, consisting of:

•	a $160.0 million revolving credit facility, none of which was drawn as of June 30, 2005, including both a letter of credit sub-facility and a swingline loan sub-facility, that will terminate in six years and

•	a $400.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the August Transactions. The amount outstanding under the term loan was $382.1 million as of June 30, 2005.

Indebtedness under the senior secured credit facility is guaranteed by all of the Company’s current restricted subsidiaries, all of the Company’s future restricted subsidiaries and by Holdings, and is secured by a first priority security interest in substantially all of the Company’s existing and future real and personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, cash and a first priority pledge of the Company’s capital stock and the capital stock of the guarantor subsidiaries.

The senior secured credit facility requires the Company to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2005– continued

and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of June 30, 2005, the Company is in compliance with all financial covenants.

Future principal obligations under the Company’s and Holdings’ indebtedness as of June 30, 2005, are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
US Oncology payments due	$10,848	7,300	6,438	4,775	4,802	$947,811
Holdings payments due	—	—	—	—	—	250,000

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, radiation centers and certain equipment under noncancelable operating lease agreements. Total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Payments due	$56,208	49,001	39,898	33,278	26,485	$137,904

Pharmacy Distribution Initiative

During 2005, the Company commenced the acquisition of infrastructure and systems for the development of a specialty distribution business for oncology pharmaceuticals. During the first quarter of 2005, the Company entered into a lease agreement with a 10-year term for a 75,000-square foot facility located in Fort Worth, Texas. The Company anticipates its specialty pharmacy distribution initiative in 2005 will require an investment of $15 million in systems, consultants and leasehold improvements. In addition, the Company anticipates an additional working capital investment of approximately $120 to $130 million primarily in receivables and pharmaceutical inventory to adequately stock the distribution warehouse. This investment in working capital is expected to start in the third and fourth quarter of 2005 and reach the full operating levels during the first quarter of 2006. The Company expects such additional investment in inventory to be an ongoing working capital requirement. Capital expenditures for the distribution initiative were $7.2 million as of June 30, 2005. Operating and one-time start-up expenses amounted to $0.6 million during the six months ended June 30, 2005.

Litigation

As disclosed in Part II, Item 1, under the heading “Legal Proceedings,” the Company is aware that it and certain of its subsidiaries and affiliated practices have, in the past, been subject to qui tam lawsuits filed under seal alleging healthcare law violations. Although the suits of which the Company is aware have been dismissed, because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware.

From time to time, the Company becomes involved in disputes with affiliated practices. These disputes typically relate to disagreements regarding performance under the service agreement with the physician group in question or to issues of contract interpretation. Generally, the Company is able to resolve such disputes without resorting to litigation. There is a risk, however, that such disputes could result in litigation and in a deterioration or dissolution of the relationship with the physician group in question. Currently, the Company is in litigation with a practice consisting of 35 physicians (which represents approximately 4.2% of our consolidated revenue for 2004) affiliated under a net revenue model service agreement relating to the terms of, enforceability of, and performance under, its service agreement.

US Oncology, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2005– continued

Assessing the Company’s financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 is not expected to have a material effect on our results of operations or our financial position.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Registration Statement on Form S-4, filed with the SEC on December 17, 2004, as amended, and subsequent filings.

General

We provide comprehensive services to our network of affiliated practices, made up of more than 900 affiliated physicians in 481 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•	Medical Oncology Services. We purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.5 billion of pharmaceuticals through a network of 46 licensed pharmacies, 142 pharmacists and 297 pharmacy technicians. Under our physician practice management arrangements, we act as the exclusive manager and administrator of all day-to-day non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, systems and capital allocation to facilitate growth in practice operations.

•	Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 95 community-based radiation facilities, including 82 comprehensive cancer centers which include medical oncology and radiation oncology operations and 13 radiation-only facilities. We manage over one million square feet of medical office space. We also have installed and manage 29 Positron Emission Tomography (“PET”) Systems.

•	Cancer Research Services. We facilitate a broad range of cancer research and development activities through our network. We contract with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. We currently supervise 76 clinical trials, supported by our network of approximately 439 participating physicians in more than 200 research locations.

We provide these services through two business models: the physician practice management (PPM) model, under which we provide all of the above services under a single contract with one fee based on overall performance; and our pharmaceutical service line model, under which medical oncology practices contract with the company to purchase only the pharmaceutical aspects of medical oncology services. Most of our revenues (approximately 88% during the second quarter of 2005) are derived under the PPM model.

The Merger Transaction

On August 20, 2004, Oiler Acquisition Corp., a wholly-owned subsidiary of US Oncology Holdings, Inc. (“Holdings”) merged with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly owned subsidiary of Holdings. The merger transaction was valued at approximately $1.6 billion. The merger and related transactions are referred to in this report as the “Merger” or “August Transactions.”

Prior to the merger, 14,307,501 shares of US Oncology common stock then owned by Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”) and its affiliates, with a fair value of $215.3 million, were contributed to Holdings in exchange for shares of the Company’s common stock and Holding’s participating preferred stock. Upon consummation of the merger, these common shares were cancelled without payment of any merger consideration.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

The Company repaid approximately $281.1 million of existing indebtedness and incurred approximately $104.4 fees and expenses in connection with the August Transactions.

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

The August Transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combination,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill.

Subsequent to the initial capitalization of the Company, additional capital contributions of $39.8 million were received from Holdings. The contribution represents the proceeds from private equity offerings to certain affiliated physicians and employees of the Company and to certain members of management.

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

In all of our practices, we continue to focus on initiatives that enhance efficiency by sharing best practices regarding efficient practice management, pharmaceutical use, practice staffing and other strategies across our network. In addition, we assist our practices in their implementation of programs designed to enhance the quality and convenience of patient care. We also manage development of additional practice sites and assist practices in maintaining adequate reimbursement rates.

During 2004 we acquired electronic medical record software called iKnowMed, along with its technical development team and related assets located in Berkeley, CA. We have commenced implementation of iKnowMed at selected affiliated practices. We believe that continued implementation of information systems and analytical tools at our affiliated practices will improve patient care, efficiency, and our ability to provide information services.

Another key initiative is expanding our network. We plan to grow in two ways. First, we seek to enter into comprehensive service agreements with practices in new markets, including those where we already have a regional presence. By seeking out new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging existing regional and national infrastructure and capabilities. Second, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating or

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

facilitating affiliation with already established practices. On a local level, this will help our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

We are also in the process of developing a specialty distribution business for oncology pharmaceuticals. During the first quarter of 2005, we entered into a lease for a warehouse facility in Fort Worth, Texas to house the distribution function, began implementation of a distribution system and recruited key members of a distribution management team. During the second quarter of 2005, we received approval from the Drug Enforcement Administration, completed both the build-out of the warehouse and all equipment installation, and substantially completed our application and systems integration testing. Distribution agreements with pharmaceutical manufacturers have either been executed or are in the process of being executed. Capital expenditures for this distribution initiative amounted to $7.2 million at June 30, 2005. Operating and one-time start-up expenses amounted to $0.6 million during the six months ended June 30, 2005.

We expect that we will commence providing distribution services (for a limited number of manufacturers) to our affiliated practices during the third quarter of 2005. Our intention is to continue expanding distribution during the fourth quarter of 2005 and first quarter of 2006 until we operate our own distribution system for substantially all of our affiliated practices and products. (During the phase-in of our distribution function, our existing distributor will continue to provide distribution services to our network.) We believe our own distribution operation will give us an opportunity to enhance efficiency within our network, and will afford us the opportunity to ensure the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient. We also intend to continue to expand other services we provide to pharmaceutical manufacturers.

Economic Models

Most of our revenue is derived from comprehensive service agreements under the physician practice management (“PPM”) model. Under that model, we provide all of our services to a physician practice under a single comprehensive service agreement under which we are appointed exclusive business manager, responsible for all of the non-clinical aspects of the physicians’ practice.

Our comprehensive service agreements are long-term agreements (generally with initial terms of 25 to 40 years), cannot be terminated unilaterally without cause and physicians are required to enter into employment or non-competition agreements with the practice. Prior to 2002 and to a limited extent in 2005, we paid consideration to physicians in physician groups in exchange for the groups selling us operating assets and entering into such long-term contracts or joining an already affiliated group. Historically, we also have helped affiliated groups expand by recruiting individual physicians without buying assets or paying consideration for service agreements. We intend to continue to expand our business, both by recruiting new physicians and by affiliating with new groups.

Under the majority of our comprehensive service agreements, we are compensated under the “earnings model” (as contrasted with the “net revenue” model). Under that model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the second quarter of 2005, 80.2% of our revenue was derived from affiliated practices managed under agreements under the earnings model. In some states, our agreements provide for a fixed management fee.

Of our second quarter 2005 revenue, approximately 10% was derived under the service line model. Under our service line agreements, fees include payment for pharmaceuticals and supplies used by the group, reimbursement for certain pharmacy related expenses and payment for the other services we provide. Fees for our services are based on the level of services required by the practice.

Of our revenue for the quarter ended June 30, 2005, approximately 7.5 percent was derived from comprehensive service agreements under the net revenue model, in which our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee. Under these agreements, once we have been reimbursed for expenses, the practice is entitled to retain a fixed portion of revenues before any additional service fee is paid to us. The effect of this priority of payments is that we bear a disproportionate share of increasing

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

practice costs, since if insufficient funds exist to pay both our fee and the fixed amount to be retained by the practice, the entire amount of the shortfall reduces our management fee. Rapidly increasing pharmaceutical costs have increased practice revenues and thus the amounts retained by physicians. At the same time rising costs have eroded margins, leaving less available to pay our management fees.

Since 2000, we have been seeking to convert net revenue model practices to the earnings model or service line model. Related to this effort, we have also terminated our relationship with several practices where we have been unable to come to terms regarding a conversion. Of our revenue for 2000, 56.3% was derived from net revenue model practices, while only 7.5 % of our 2005 second quarter revenue was so derived. We are currently involved in litigation with a net revenue model practice accounting for 4.2% out of that 7.5% in which that practice is seeking to terminate its agreement with us. We no longer enter into new affiliations under the net revenue model.

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

Additional risks and uncertainties relating to our operations include recent legislation relating to prescription drug reimbursement under Medicare, including the way in which such legislation is implemented with respect to modifications in practice expense reimbursement, calculation of average sales price, implementation of third-party vendor programs and other matters, the impact of the recent legislation on other aspects of our business (such as private payor reimbursement, our ability to obtain favorable pharmaceutical pricing, the ability of practices to continue offering chemotherapy services to Medicare patients or maintaining existing practice sites, physician response to the legislation, including with respect to retirement or choice of practice setting, development activities, and the possibility of additional impairments of assets, including management services agreements), reimbursement for pharmaceutical products generally, our ability to maintain good relationships with existing practices, our ability to successfully implement our strategic initiatives, (such as entry into pharmaceutical distribution and implementation of our iKnowMed medical record system, expansion into new markets and development of existing markets), our ability to continue to comply with restrictive covenants in our debt agreements, our ability to complete cancer centers and PET facilities currently in development, our ability to recover the costs of our investments in cancer centers, our ability to complete negotiations and enter into agreements with practices currently negotiating with us, reimbursement for health-care services, continued efforts by payors to lower their costs, government regulation and enforcement, continued relationships with pharmaceutical companies and other vendors, concentration of product purchases and favorable pricing with a small number of vendors, changes in cancer therapy or the manner in which care is delivered, drug utilization, increases in the cost of providing cancer treatment services and the operations of the company’s affiliated physician practices.

The recent reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting either by retiring from the practice of medicine, by moving to a hospital setting or (beginning in 2006) choose to obtain drugs through the Medicare competitive acquisition program. Any reduction in the number of our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. We believe that the increasing budget deficit, aging U.S. population and newly enacted prescription drug benefit will mean that pressure to reduce health care costs, drug costs in particular, will continue to intensify.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

On July 6, 2005, the Centers for Medicare and Medicaid Services introduced an Interim Final Rule on the Competitive Acquisition Program (“CAP”), scheduled to begin January 1, 2006. Under CAP, physician practices may opt to have an external vendor provide and bill Medicare for the drugs and biologicals administered in physician’s offices. Interested parties have until September 6, 2005 to comment on the interim rule and those practices that wish to participate will be able to opt into this program, starting on October 1, 2005. Given the uncertainty regarding how the program will be implemented and which vendors will be providing CAP services and under what terms, the Company is not able to assess the impact of CAP at this time. On August 3, 2005 CMS announced that bidding under CAP has been postponed pending further revisions to the program rules and that it expects the first deliveries under CAP will take place in July 2006.

Please refer to our filings with the SEC, including our Registration Statement on Form S-4 filed on December 17, 2004, as amended, and subsequent filings with the SEC, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to service agreements, accounts receivable, intangible assets, goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded charges to reflect revisions in our valuation of accounts receivable as a result of actual collection patterns. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payors, such as the recent changes in Medicare reimbursement.

Please refer to the “Critical Accounting Policies” section of our Registration Statement on Form S-4, filed with the SEC on December 17, 2004, as amended, and subsequent filings, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy of non-consolidation of the results of affiliated practices, revenue recognition, general estimates of accruals, including accruals relating to accounts receivable, and intangible asset amortization and impairment.

Recent Accounting Pronouncements

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

OPERATIONS– continued

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 is not expected to have a material effect on our results of operations or our financial position.

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make restatements.

Discussion of Non-GAAP Information

In this document, we use a certain measurement of our performance that is not calculated in accordance with GAAP. In this document, we use the term “EBITDA” which represents earnings before interest and other expense, net, taxes, depreciation, amortization (including amortization of stock compensation). EBITDA is not calculated in accordance with GAAP, rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the income statement is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate our liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants which include EBITDA as a financial measure.

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

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

Results of Operations

The Company has affiliated with the following number of physicians (including those under service line arrangements), by specialty:

	June 30,
	2005	2004
Medical oncologists/hematologists	770	756
Radiation oncologists	129	122
Other oncologists	45	36

Total physicians	944	914

The following tables set forth the sources of growth in the number of physicians affiliated with the Company under both comprehensive and service line agreements:

Comprehensive Service Agreements	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Affiliated physicians, beginning of period	802	801	797	793
Physician practice affiliations	7	—	7	—
Recruited physicians	5	11	18	24
Physician practice separations	—	—	(5)	(2)
Retiring/Other	(11)	(7)	(14)	(10)

Affiliated physicians, end of period	803	805	803	805

Service Line Agreements	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Affiliated physicians, beginning of period	136	96	133	104
Physician practice affiliations	7	13	13	16
Recruited physicians	1	—	2	—
Physician practice separations	(3)	—	(7)	(11)

Affiliated physicians, end of period	141	109	141	109

Total affiliated physicians, end of period	944	914	944	914

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cancer Centers, beginning of period	85	80	83	78
Cancer Centers opened	1	1	3	4
Cancer Centers closed	(4)	—	(4)	(1)

Cancer Centers, end of period	82	81	82	81

Radiation oncology only facilities, end of Period	13	9	13	9

Total Radiation Oncology Facilities	95	90	95	90

PET Systems	29	25	29	25

The following table sets forth the key operating statistics as a measure of the volume of services provided by our PPM practices per operating day (except for new patient enrollments):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Per Operating Day:
Medical oncology visits(1)	9,357	9,292	9,279	9,166
Radiation treatments	2,813	2,522	2,845	2,509
IMRT treatments (included in radiation treatments)	412	245	416	225
PET scans	148	113	144	104
CT scans	570	408	547	380
New patients enrolled in research studies	943	718	1,754	1,461

(1)	Medical Oncology visits include consults by medical oncologists under our PPM model only and do not include service line results.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

The following table sets forth the percentages of revenue represented by certain items reflected in our Condensed Consolidated Statement of Operations and Comprehensive Income. The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Product revenues	63.6%	62.9%	63.3%	63.1%
Service revenues	36.4	37.1	36.7	36.9

Total revenues	100.0	100.0	100.0	100.0

Cost of products	60.8	58.9	60.4	58.7
Cost of services:
Operating compensation and benefits	16.9	17.1	16.9	17.3
Other operating costs	9.7	9.8	10.0	10.3
Depreciation and amortization	2.8	2.7	2.7	2.7

Total cost of services	29.4	29.6	29.6	30.3
Total cost of products and services	90.2	88.5	90.0	89.0
General and administrative expense	3.1	2.9	2.9	2.7
Compensation expense under long-term incentive plan	—	—	1.2	—
Depreciation and amortization	0.7	0.9	0.8	0.9

Total costs and expenses	94.0	92.3	94.9	92.6

Income from operations	6.0	7.7	5.1	7.4
Other income (expense):
Interest expense, net	(3.4)	(0.8)	(3.4)	(0.8)
Other income	—	0.1	—	0.1

Income before income taxes	2.6	7.0	1.7	6.7
Income tax provision	(1.0)	(2.7)	(0.7)	(2.6)

Net income	1.6%	4.3%	1.0%	4.1%

We provide medical oncology, cancer center, and cancer research services to physician practices. We currently earn revenue from physician practices under the PPM and service line models. Under the PPM model, we enter into long-term agreements with affiliated practices to provide comprehensive services and the practices pay us a service fee and reimburse all expenses. Under the service line model, we offer medical oncology services and cancer research services under separate agreements for each service line.

We derive revenue primarily in four areas:

•	Comprehensive service fee revenues. Under the PPM model, we recognize revenues derived from amounts we bill and collect on behalf of affiliated practices, which are reduced by the amounts retained by those practices under our contracts. PPM service fee revenue is recorded when services are rendered based on established or negotiated rates reduced by contractual adjustments and allowances for doubtful accounts and by the amounts retained by practices. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

•	Service line fees. In the medical oncology services area under our service line agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we pay the pharmaceutical manufacturers, and a service fee for the pharmacy-related services we provide.

•	GPO, data and other pharmaceutical service fees. We receive fees from pharmaceutical companies for acting as a GPO for our affiliated practices, as well as for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect and compile, as well as fees for other informational services we provide to pharmaceutical companies.

•	Clinical Research fees. We receive fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, as well as per patient accrual fees and fees for achieving various study milestones.

A portion of our revenue under our comprehensive service agreements and our service line arrangements with affiliated practices are derived from sales of pharmaceutical products and are reported as product revenues. Our remaining revenues are reported as service revenues. Physician practices that enter into comprehensive service agreements with us receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables delivered under a single contract, with a single fee. We have analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component.

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

The following table reflects our revenue by segment for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Medical oncology services	$533,862	$488,912	$1,037,518	$939,840
Cancer center services	73,598	62,990	144,874	124,054
Other services	13,217	13,341	22,873	26,345

	$620,677	$565,243	$1,205,265	$1,090,239

Governmental programs, such as Medicare and Medicaid, are collectively the practices’ largest payors. For the three months ended June 30, 2005 and 2004, the affiliated practices derived approximately 40% and 42%, respectively, of their net patient revenue from services provided under the Medicare program (of which 1.9% and 3.4% represents Medicare managed care) and approximately 2.7% and 2.6% of their net patient revenue from services provided under the state Medicaid programs. Capitation revenues were less than ..5% of total net patient revenue in both periods. Changes in the payor reimbursement rates, particularly Medicare and Medicaid, or affiliated practices’ payor mix can materially and adversely affect our revenues.

Revenues for the quarter ended June 30, 2005 were $620.7 million compared to $565.2 million for the quarter ended June 30, 2004, an increase of $55.4 million or 9.8%. Revenues for the six months ended June 30, 2005 were $1,205.3 million compared to $1,090.2 million for the six months ended June 30, 2004, an increase of $115.0 million or 10.6%.

Product and service revenues each increased for both the three and six months periods ended June 30, 2005 over the comparable periods in the prior year.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

Product revenues for the quarter ended June 30, 2005 were $394.5 million, an increase of $26.3 million, or 7.1 percent, from the first quarter of 2005 and an increase of $39.1 million, or 11 percent, compared to the second quarter 2004. Product revenues for the six months ended June 30, 2005 were $762.7 million, an increase of $74.8 million, or 10.9 percent, compared to the same period in 2004. The increases are attributable to growth in pharmaceutical revenue attributable to physicians who were part of the Company’s network in both periods, combined with the net addition of 14 medical oncologists since the second quarter of 2004.

Service revenues for the quarter ended June 30, 2005 were $226.2 million, an increase of $9.8 million, or 4.6 percent, from the first quarter of 2005 and an increase of $16.4 million, or 7.8 percent, over the second quarter of 2004. Service revenues for the six months ended June 30, 2005 were $442.6 million, an increase of $40.2 million, or 10.0 percent, over the first six months of 2004. The increase from the prior periods is due to increased diagnostic, radiation and pharmaceutical service revenues, partially offset by decreases in the Company’s revenues attributable to reduced Medicare reimbursement rates.

Cost of Products. Cost of products for the quarter ended June 30, 2005 increased to $337.8 million from $351.0 million in the first quarter of 2005 and from $332.8 million in the second quarter of 2004. As a percentage of total revenue, cost of products was 60.8 percent during the second quarter of 2005, 60.0 percent during the first quarter of 2005 and 58.9 percent for the second quarter of 2004. Cost of products for the six months ended June 30, 2005 increased to $728.8 million from $639.5 million in the first six months of 2005. As a percentage of total revenue, cost of products was 60.4 percent during the first six months of 2005, compared to 58.7 percent for the first six months of 2004. The reduction in margin on product revenues is primarily attributable to reduced Medicare reimbursement rates, discussed below.

Effective January 1, 2005, Medicare changed the way in which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus six percent. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”), which is significantly higher than ASP. This shift in reimbursement methodology represented approximately a 15 percent reduction in reimbursement for oncology pharmaceuticals paid during the first quarter of 2005, as compared to 2004 levels, and is partially offset by the implementation of the Medicare demonstration project, which is currently effective only until December 31, 2005. Because a significant majority of US Oncology’s service revenues and margins is based upon the revenues and margins of our affiliated practices, this change negatively affected US Oncology’s financial performance.

Since implementation, ASP has not remained constant. ASP for the second quarter of 2005 resulted in a further reduction in Medicare reimbursement for pharmaceuticals administered by affiliated practices of approximately five percent from the first quarter of 2005 and, similarly, ASP for the third quarter is expected to result in a further reduction of two percent from the second quarter of 2005. The adverse impact of ASP implementation, including the further reduction in the third quarter, has been partially mitigated by the overall growth of affiliated practices’ revenues.

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

Published ASP for the third quarter of 2005, if applied to pharmaceuticals administered by affiliated practices during the second quarter of 2005 would be approximately $1 million lower than reimbursement for the second quarter. The adverse impact of ASP implementation, including the further reduction in the third quarter has been partially mitigated by the overall growth of affiliated practices’ revenues.

During 2005, the decline in oncology reimbursement is partially offset by a one-year payment increase for certain data relating to symptom management for cancer patients (the “Medicare Demonstration Project”) that is projected to add an aggregate of $260.0 million in Medicare payments to oncologists across the United States. We do not know at this time whether this additional amount will be available in 2006 and beyond. If the Medicare Demonstration Project is not extended, we estimate a $15 million reduction to EBITDA in 2006.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

Application of the expected Medicare 2005 and 2006 reimbursement rates to our historical results of operations for 2004 would reduce, on a pro forma basis, both our revenues and income from operations for 2004, after consideration of the increased amounts to be paid for drug administration services, by approximately $45.0 million to $50.0 million for 2005 and by approximately $60.0 million to $65.0 million for 2006. To arrive at those results, we mathematically applied those 2005 and 2006 rates to our revenues for 2004 and made no other adjustment to our historical results. The reduction for 2006 assumes that oncologists will not receive the additional payments for data relating to symptom management that they are receiving in 2005. This pro forma financial information is for illustrative purposes only, and we do not believe the information is indicative of future results.

On July 6, 2005, the Centers for Medicare and Medicaid Services introduced an Interim Final Rule on the Competitive Acquisition Program (“CAP”), scheduled to begin January 1, 2006. Under CAP, physician practices may opt to have an external vendor provide and bill Medicare for the drugs and biologicals administered in physician’s offices. Interested parties have until September 6, 2005 to comment on the interim rule and those practices that wish to participate will be able to opt into this program, starting on October 1, 2005. Given the uncertainty regarding how the program will be implemented and which vendors will be providing CAP services and under what terms, the Company is not able to assess the impact of CAP at this time. On August 3, 2005 CMS announced that bidding under CAP has been postponed pending further revisions to the program rules and that it expects the first deliveries under CAP will take place in July 2006.

Operating Compensation and Benefits. Operating compensation and benefits includes salaries and wages of our operating-level employees and the employees of our affiliated practices (other than physicians). Operating compensation and benefits increased by $8.7 million, or 9.0%, to $105.1 million during the three months ended June 30, 2005 and by $14.2 million, or 7.5%, to $203.3 million during the six months ended June 30, 2005 over the comparable periods in the prior year. As a percentage of revenue, operating compensation and benefits were approximately 17% during the three and six month periods ended June 30, 2004 and 2005.

Other Operating Costs. Other operating costs consist of rent, utilities, repairs and maintenance, insurance and other direct field costs. Other operating costs increased by $4.8 million, or 8.6%, to $60.0 million during the three months ended June 30, 2005 and by $8.0 million, or 7.2 percent, to $120.0 million during the six months ended June 30, 2005 over the comparable periods in the prior year.

General and Administrative. General and administrative expenses were $19.2 million in the second quarter of 2005 and $16.6 million in the second quarter of 2004, an increase of $2.6 million, or 15.5%. Similarly, general and administrative expenses increased by $5.3 million, or 18.1%, to $34.6 million for the six months ended June 30, 2005 primarily due to investments in infrastructure to support development activities and increases in operational support to assist in the transition to ASP, combined with restricted stock amortization expense. We typically experience an increase in general and administrative expenses between the first and second quarters due to merit increases for employees, which are awarded effective April 1.

EBITDA. Overall, we experienced a decline in operating margins with earnings before taxes, interest, depreciation, amortization and amortization of stock compensation. EBITDA was $105.9 million, or 8.8% of revenue, for the six months ended June 30, 2005 compared to $120.2 or 11.0% of revenue, for the same period in 2004. The decline is due primarily to $14.5 million paid to participants in our long-term cash incentive plan during the six months ended June 30, 2005 as a result of the special dividend paid in connection with the issuance of $250.0 million notes by Holdings.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

The following table reconciles net income and comprehensive income as shown in the Condensed Consolidated Statement of Operations and Comprehensive Income to EBITDA and reconciles EBITDA to net cash provided by operating activities as shown in the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2005	2004
Net income	$12,186	$44,666
Interest expense, net and other income	41,333	8,301
Income taxes	8,319	27,962
Depreciation and amortization	42,190	39,290
Amortization of stock compensation	1,913	—

EBITDA	105,941	120,219
Changes in assets and liabilities	12,966	41,870
Undistributed earnings (losses) in joint ventures	898	32
Non-cash stock compensation expense	1,913	48
Deferred income taxes	8,319	4,200
Interest expense, net and other income	(41,333)	(8,301)
Income tax expense	(8,319)	(27,962)

Net cash provided by operating activities	$80,385	$130,106

Following is the EBITDA of our operating segments for the three and six months ended June 30, 2005 and 2004 (in thousands):

		Three Months Ended June 30, 2005 (Successor)
		Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
	Product revenues	$394,507	$—	$—	$—	$394,507
	Service revenues	139,355	73,598	13,217	—	226,170

	Total revenues	533,862	73,598	13,217	—	620,677
	Operating expenses	(481,767)	(57,650)	(13,742)	(30,202)	(583,361)

	Income (loss) from operations	52,095	15,948	(525)	(30,202)	37,316
Add back:	Depreciation and amortization	19	10,091	450	10,734	21,294
	Amortization of stock compensation	—	—	—	949	949

	EBITDA	$52,114	$26,039	$(75)	$(18,519)	$59,559

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

		Three Months Ended June 30, 2004 (Predecessor)
		Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
	Product revenues	$355,454	$—	$—	$—	$355,454
	Service revenues	133,458	62,990	13,341	—	209,789

	Total revenues	488,912	62,990	13,341	—	565,243
	Operating expenses	(431,261)	(51,031)	(10,941)	(28,179)	(521,412)

	Income (loss) from operations	57,651	11,959	2,400	(28,179)	43,831
	Add back: Depreciation and amortization	21	9,003	253	11,059	20,336

	EBITDA	$57,672	$20,962	$2,653	$(17,120)	$64,167

		Six Months Ended June 30, 2005 (Successor)
		Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
	Product revenues	$762,707	$—	$—	$—	$762,707
	Service revenues	274,811	144,874	22,873	—	442,558

	Total revenues	1,037,518	144,874	22,873	—	1,205,265
	Operating expenses	(933,404)	(112,012)	(26,055)	(57,449)	(1,128,920)
	Compensation expense under long-term incentive plan	—	—	—	(14,507)	(14,507)

	Income (loss) from operations	104,114	32,862	(3,182)	(71,956)	61,838
Add back:	Depreciation and amortization	37	19,335	717	22,101	42,190
	Amortization of stock compensation	—	—	—	1,913	1,913

	EBITDA	$104,151	$52,197	$(2,465)	$(47,942)	$105,941

		Six Months Ended June 30, 2004 (Predecessor)
		Medical Oncology Services	Cancer Center Services	Other	Unallocated Corporate Expenses	Total
	Product revenues	$687,929	$—	$—	$—	$687,929
	Service revenues	251,911	124,054	26,345	—	402,310

	Total revenues	939,840	124,054	26,345	—	1,090,239
	Operating expenses	(834,990)	(98,781)	(23,613)	(51,926)	(1,009,310)

	Income (loss) from operations	104,850	25,273	2,732	(51,926)	80,929
	Add back: Depreciation and amortization	31	16,868	494	21,897	39,290

	EBITDA	$104,881	$42,141	$3,226	$(30,029)	$120,219

Medical oncology services EBITDA decreased from $57.7 million, or 11.8% of segment revenue, in the second quarter of 2004 to $52.1 million, or 9.8% of segment revenue, in the second quarter of 2005. This decrease is the result of the implementation of Medicare reimbursement changes, partially offset by growth in pharmaceutical revenues.

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

Cancer center services EBITDA increased to $26.0 million during the second quarter of 2005 from $21.0 million during the same period in 2004. Cancer center EBITDA margin, as a percent of cancer center revenue, increased from 33.3% in the second quarter of 2004 to 35.4% in the second quarter of 2005. The margin increase is attributable to exiting from unprofitable sites, investment in technology such as intensity modulated radiation therapy (IMRT), CT and PET, and an increase in the number of cancer centers (from 80 to 82) since the first quarter of 2004.

Interest. Interest expense, net increased from $4.5 million in the second quarter of 2004 to $20.9 million in the second quarter of 2005, an increase of $16.4 million. This increase is attributable to our additional indebtedness as a result of the August Transactions. As a percentage of revenue, interest expense, net increased from 0.9% for the second quarter of 2004 to 3.4% for the second quarter of 2005.

Income Taxes. We recognized an effective tax rate of 38.5% for the second quarter of 2004 and 40.7% for the second quarter of 2005. The increase is attributable to lower forecasted pre-tax income in 2005 in proportion to expenses that are non-deductible for income tax purposes.

Net Income. Net income decreased from $24.5 million in the second quarter of 2004 to $9.8 million in the second quarter of 2005, a decrease of $14.7 million or 60%. Net income as a percentage of revenue decreased from 4.3% in the second quarter of 2004 to 1.6% in the second quarter of 2005. The decrease in net income from the second quarter of 2004 is primarily the result of an increase in interest expense, along with compensation expense associated with the long-term incentive plan incurred during the first quarter of 2005.

Liquidity and Capital Resources

As of June 30, 2005, we had net working capital of $209.5 million, including cash and cash equivalents of $145.6 million. We had current liabilities of $477.8 million, including $10.8 million in current maturities of long-term debt. We also have $971.1 million of long-term indebtedness. During the six months ended June 30, 2005, we generated $80.4 million in operating cash flow, and used $42.5 million and $12.6 million, respectively, for investing and financing activities. As of August 4, 2005, we had cash and cash equivalents of approximately $160 million.

Cash Flows from Operating Activities

During the six months ended June 30, 2005, we generated $80.4 million in cash flows from operating activities as compared to providing $130.1 million in the comparable prior year period. The decrease in operating cash flow is primarily due a $32.4 million increase in interest expense attributable to debt issued in the August Transactions.

Cash Flows from Investing Activities

During the six months ended June 30, 2005 and 2004, we used $42.5 million and $37.9 million for investing activities, respectively. The investments primarily consisted of $41.5 million and $37.9 million in capital expenditures, including $29.3 million and $30.1 million relating to the development and construction of cancer centers, respectively. During the six months ended June 30, 2005 capital expenditures for our distribution initiative amounted to $7.2 million. Maintenance capital expenditures were $5.0 million and $7.8 million during the six months ended June 30, 2005 and 2004, respectively.

Cash Flows from Financing Activities

During the six months ended June 30, 2005, we used $12.6 million in cash for financing activities compared to cash provided of $4.4 million in the six months ended June 30, 2004. The use of cash during the six months ended June 30, 2005 is primarily related to $15.9 million in repayments under our term loan facility.

During the quarter ended March 31, 2005, Holdings, whose sole asset is its investment in US Oncology, Inc., issued $250.0 million of Senior Floating Rate Notes, due 2015 (“the Notes”). The Notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the

US Oncology, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS– continued

interest rate at 9.4% for a period of two years ending March 15, 2007. Because Holdings’ sole asset is its investment in US Oncology, we plan to provide funds sufficient to service the indebtedness through the payment of dividends to Holdings.

We will finance the payment of interest on the new Holdings notes through payment of periodic dividends. During the period that the interest rate has been fixed, annual interest expense will amount to approximately $23.5 million and may be more or less than that amount thereafter. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit us to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $83.2 million as of June 30, 2005.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•	Investment in inventory, equipment and leasehold improvements for our specialty pharmacy distribution initiative.

•	Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers.

•	Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations.

•	Funding of working capital, including advance purchases of pharmaceuticals for price-hedging purposes or to obtain certain rebates and discounts under contracts with volume-based thresholds.

•	Investments in information systems, including systems related to new initiatives such as our electronic medical record product, iKnowMed, and our pharmacy distribution operations.

•	Dividends to our parent company, US Oncology Holdings, Inc., to fund its debt service requirements.

For all of 2005, we anticipate expending $80 to $90 million for the development of cancer centers, purchase of clinical equipment and investment in information systems. The Company anticipates its specialty pharmacy distribution initiative in 2005 will require an investment of $15 million in systems, consultants and leasehold improvements. In addition, the Company anticipates an additional working capital investment of approximately $120 to $130 million primarily in receivables and pharmaceutical inventory to adequately stock the distribution warehouse. This investment in working capital investment is expected to start in the fourth quarter of 2005 and reach the full operating level during the first quarter of 2006. We expect such additional investment in inventory to be an ongoing working capital requirement.

We expect to fund our current capital needs with (a) cash flow generated from operations, (b) borrowings under the existing $160 million revolving credit facility, (c) lease or purchase money financing for certain equipment purchases and (d) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital expenditure plans and our new distribution initiatives could be adversely impacted by poor operating performance, resulting in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

US Oncology, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the normal course of business, our financial position is routinely subjected to a variety of risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.

Among these risks is the market risk associated with interest rate movements on outstanding debt. Any borrowings under the credit facility contain an element of market risk from changes in interest rates. As of June 30, 2005, we had no amounts outstanding under our credit facility. Historically, at times we have managed this risk, in part, through the use of interest rate swaps; however, no such agreements were entered into by US Oncology in the second quarter of 2004 or 2005. We do not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes.

During the quarter ended March 31, 2005, Holdings, whose sole asset is its investment in US Oncology, Inc., issued $250.0 million of Senior Floating Rate Notes, due 2015 (“the Notes”). The Notes are senior unsecured obligations of US Oncology Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. In connection with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4% for a period of two years ending March 15, 2007. The swap agreement, which has a notional amount of $250.0 million, was designed as a cash flow hedge and qualifies for the shortcut method of accounting. The income statement effects of the swap agreement, along with the carrying value of the debt, related transaction costs and interest expense, are included in the financial statements of Holdings. Because Holdings’ sole asset is its investment in US Oncology, we plan to provide the necessary funds to service this debt obligation through the payment of dividends to Holdings.

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on us. The financial instruments included in the sensitivity analysis consist of all of our cash and equivalents, long-term and short-term debt and all derivative financial instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at June 30, 2005. The market values that result from these computations are compared with the market values of these financial instruments at June 30, 2005. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to our results of operations or financial position or the fair value of our financial instruments.

US Oncology, Inc.

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

Specifically, we are involved in litigation with one net revenue model practice made up of 35 physicians with which we are trying to negotiate a service agreement termination or conversion to the earnings model or service line model. We initiated arbitration proceedings pursuant to a provision in that service agreement providing for contract reformation in certain events. The practice has countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of health care laws. The practice is seeking unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. We intend to defend this lawsuit vigorously.

We believe the allegations in suits against us are customary for the size and scope of our operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on us.

US Oncology, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2005, by written consent of our sole stockholder, the following individuals, each of whom was a director of US Oncology, Inc. at the time of such consent, were re-elected to serve as directors: Russell L. Carson, Lloyd K. Everson, M.D., Stephen E. Jones, M.D., D. Scott Mackesy, Richard B. Mayor, Robert A. Ortenzio, Boone Powell, Jr., R. Dale Ross, Burton Schwartz, M.D. and Sean Traynor.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 20, 2004, among Oiler Holding Company, Oiler Acquisition Corp. and US Oncology, Inc. (filed as exhibit 2.1 to the Company’s Form 8-K dated March 20, 2004 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed December 17, 2004 and incorporated herein by reference.)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Form 10-K filed March 21, 2003 and incorporated herein by reference.)

4.1	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee (filed as Exhibit 3 to, and incorporated by reference from, the Company’s Form 8-K filed February 5, 2002.)

4.2	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 4.1).

4.3	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee. (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.4	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.5	Form of 9% Senior Note due 2012 (included in Exhibit 4.4).

4.6	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.7	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.8	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 4.7).

4.9	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.10	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers. (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

Exhibit Number	Description
4.11	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein. (filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

The Company filed an 8-K on May 12, 2005, disclosing under Item 2.02 a company press release regarding its results of operations for the quarter ended March 31, 2005.

US Oncology, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY, INC.

Date: August 11, 2005:	By:	/s/ Bruce D. Broussard
Bruce D. Broussard, Chief Financial Officer and Executive Vice President of Pharmaceutical Services (duly authorized signatory and principal financial officer)

Date: August 11, 2005:	By:	/s/ Vicki H. Hitzhusen
Vicki H. Hitzhusen, Chief Accounting Officer (principal accounting officer)