Form 10-K
period 2006-12-31
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2007-02-27
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file numbers: and 0-26190

US Oncology Holdings, Inc.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 22, 2007, 141,081,880 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

This Form 10-K is a combined annual report being filed separately by two registrants: US Oncology Holdings, Inc. and US Oncology, Inc. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to US Oncology Holdings, Inc. and any reference to “US Oncology” refers to US Oncology, Inc., the wholly-owned operating subsidiary of Holdings. References to the “Company”, “we”, “us”, and “our” refer collectively to US Oncology Holdings, Inc. and US Oncology, Inc.

PART I

As used in this report, unless the context otherwise requires, the terms, “Holdings,” the “Company,” “we,” “our” and “us” refer to US Oncology Holdings, Inc. and its consolidated subsidiaries. The term US Oncology refers to our wholly owned subsidiary through which all our operations are conducted.

Introduction

We provide comprehensive services to our network of affiliated practices, made up of 1,067 affiliated physicians in 425 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•

Medical Oncology Services. Under our comprehensive service arrangements, we act as the exclusive manager and administrator for non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, information systems and capital allocation to facilitate growth in practice operations. We also purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.8 billion of pharmaceuticals through a network of 45 licensed pharmacies, 120 pharmacists and 299 pharmacy technicians.

•

Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We currently operate 91 community-based radiation facilities, including 80 integrated cancer centers that include medical oncology and radiation oncology operations, and 11 radiation-only facilities. We also have installed and manage 33 Positron Emission Tomography (“PET”) systems including 12 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems. Additionally, we currently operate 66 CT systems and also provide the comprehensive management and financial services described above in connection with the cancer centers.

•

Pharmaceutical Services. We contract with practices solely for the purchase and management of specialty oncology pharmaceuticals under our oncology pharmaceutical services (“OPS”) model, which does not encompass all of our other practice management services. OPS revenues are included in our pharmaceutical services segment. In addition to providing services to our network physicians, we capitalize on our network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America.

•

Research/Other Services. We facilitate a broad range of cancer research and development activities through our network, as part of our service offering to affiliated physicians. We contract with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. During 2006, we supervised 70 clinical trials supported by a network of 523 participating physicians in 179 research locations.

We provide these services to affiliated physicians through two economic models: a comprehensive services model, under which we provide all of the above services under a single contract with one fee based on overall performance; and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase only the pharmaceutical services. Most of our revenues, approximately 89.1% during 2006, are derived under the comprehensive services model.

This report is designed to provide an understanding of our business and performance, as well as to comply with relevant securities laws. The following is a brief guide to some of the key sections of this report.

•	The Business section, beginning on page 3, offers an overview of our business and operations and describes recent strategic developments and initiatives.

•

Risk Factors, beginning on page 16, are an outline of key risks and uncertainties that could materially affect our business and performance or the value of our securities. The reader should keep these risks in mind while reviewing this report.

•

Selected Financial Data beginning on page 33, presents a summary of the performance of our business over the past five years and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

•

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), beginning on page 36, is designed to provide the reader with a narrative explanation of our financial results. In that section we discuss material trends in our business and explain some of the underlying factors that influence our results. In MD&A, we also discuss our liquidity, capital resources and contractual obligations, as well as identify and explain accounting policies and judgments considered critical to our Consolidated Financial Statements.

•

The Consolidated Financial Statements, beginning on page 70, present our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States.

•

The Notes to Consolidated Financial Statements follow the financial statements. Among other things, the notes explain our accounting policies, as well as provide detailed information on items within the financial statements, certain commitments and contingencies, and the performance of each of our segments.

Forward Looking Statements

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) any statements contained herein regarding the prospects for any of our business or services and our development activities relating to physician affiliations, cancer centers, PET installations and new service offerings; (iii) any statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans” or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond management’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

Item 1.	Business

We are a leading national cancer care services company. We support the cancer care community by providing medical oncology services, cancer center services, pharmaceutical services and cancer research services to physician practices that treat cancer patients. Our network of 1,067 affiliated physicians provides care to patients in 425 locations, including 80 integrated cancer centers with 45 licensed pharmacies, and 11 radiation-only facilities across 37 states. In providing our services, we operate 116 linear accelerators, 66 diagnostic CT units and 33 PET units, including 12 PET/CT units. We estimate that in 2006 our affiliated physicians provided care to over 570,000 patients, including approximately 240,000 new patients.

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

Our network’s community-based focus assists our affiliated physicians in locally providing the latest advances in therapies, research and technology to patients, often within a single outpatient setting. As a result, patients are often able to access high quality treatment with minimal unnecessary disruption to their daily lives. Our nationwide presence enables us to allow affiliated practices to implement best practices and share new discoveries with our affiliated practices. Furthermore, our network’s size affords competitive advantages in areas such as purchasing, recruiting, information systems, access to clinical research, and leading- edge technology.

Our Operations

We provide comprehensive services to our network of affiliated practices, consisting of 1,067 affiliated physicians in 425 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. We provide these services through two economic models: a comprehensive services model, under which we provide all of our practice management services under a single contract with one fee based on overall performance; and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase pharmaceutical services only. Most of our revenues, approximately 89.1% during 2006, are derived under the comprehensive services model.

Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we are reimbursed for expenses that we incur in connection with managing a practice, including rent, pharmaceutical expense and salaries and benefits of non-physician employees of the practices, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the year ended December 31, 2006, 86.7% of our revenue was derived from comprehensive service agreements related to practices managed under the earnings model. The remainder of our comprehensive service agreements is under the net revenue model or, as required in some states, on a fixed management fee basis. Under our comprehensive services model, we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally control and manage the non-medical business functions of such practices, while our affiliated physicians control all medical functions.

The net revenue model does not appropriately align our and our affiliated practices’ economic incentives, since the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, we have sought to convert net revenue model practices to the earnings model since the beginning of 2001 and no longer enter into new affiliations under the net revenue model. On April 18, 2006 we terminated our relationship with the only large net revenue practice remaining in our network. This practice constituted 1.2% and 4.5% of our consolidated revenue and 0.2% and 3.6% of our EBITDA for the years ended December 31, 2006 and 2005, respectively.

To help manage the affairs of our affiliated practices under the comprehensive services model and facilitate communication with our affiliated physicians, each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. The board’s responsibilities include strategic planning, decision-making and preparation of an annual budget. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. We are responsible for all non-medical decisions, including billing, information systems management and marketing.

Under our OPS agreements which represent 9.1% of revenue during the year ended December 31, 2006, fees include payment for pharmaceuticals and supplies used by the practice, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. For example, we may receive a percentage of the cost of pharmaceuticals purchased by a practice or a fee for mixing pharmaceuticals. Rates for our services typically are based on the level of services required by the practice. Under the OPS model, the particular service we provide determines whether or not we own or lease the real and personal property used by our affiliated practices, and which management functions we control.

Our Services

We conduct our operations through four segments: medical oncology services, cancer center services, pharmaceutical services and research/other services. We provide the following management services to practices under comprehensive services agreements, including the practice management services described below, in both the medical oncology and cancer center services segments. Financial results relating to these services are reflected in the appropriate segment.

Our services enable our network of affiliated physician practices to offer a full continuum of care to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, clinical laboratory services, diagnostic radiology, pharmacy services and patient education.

Practice Management Services. Practice management services include comprehensive services for oncologists designed to encompass all non-clinical aspects of managing an oncology practice including:

•	Billing and Collection. We bill and collect all patient receivables.

•	Financial Services. We provide cash management, capital financing, accounting, payroll and other services to practices.

•	Strategic Planning. We work with practices to establish budgets, determine goals, set strategic direction and assess the viability of capital projects or other initiatives.

•	Physician Recruiting. We assist in recruiting physicians.

•	Personnel Management and Benefits Administration. We hire and administer all non-clinical staff and administer benefits for physicians and employees.

•	Risk Management and Compliance. We provide insurance and risk management functions and assist in compliance activities.

•

Practice Quality and Efficiency Initiatives. We work with practices to refine business processes utilizing Lean Six Sigma techniques with the goal of increasing practice efficiency, while improving the patient’s experience. In addition, we provide management and advisory services related to clinical pharmacy, nursing, radiation physics, laboratory and radiology technical services, together with information technology and analytical services to support physician-directed initiatives targeted at improving patient outcomes.

•

Marketing Support. Practices are provided with a wide array of marketing materials designed to increase referrals and new patients including market analysis reports, brochures, pamphlets and direct mail programs.

•

Electronic Medical Records. We provide an oncology-specific electronic medical record with customized content and comprehensive implementation plans with onsite training and support aimed at improving patient care as well as practice efficiency including accurate and complete charge capture.

•	Information Technology Services. We provide the practices with a network infrastructure to support all information technology applications.

•	Managed Care Contracting Support. We assist practices in negotiating and analyzing managed care contracts.

•	Public Policy, Government Relations and Patient Advocacy. We provide a voice in Washington D.C. for our affiliated practices and advocate on their behalf with state agencies and lawmakers.

Each of our segments is described below:

Medical Oncology Services

In addition to practice management services described above, we provide oncology pharmaceutical services to physicians that have affiliated under comprehensive service agreements.

Oncology Pharmaceutical Services.

Pharmaceuticals are the central component of medical oncology practices and by far their largest expense. For this reason, we have worked to develop core competencies in purchasing, distributing and managing oncology pharmaceuticals for medical oncologists. Central to the pharmaceutical services we provide to medical oncologists is our ability to obtain drug pricing on more favorable terms than would otherwise be available to our affiliated practices. We negotiate all pharmaceutical purchases directly with drug manufacturers. Because of our significant size and the scale of our network, we generally are able to procure market-differentiated pricing on pharmaceuticals.

The majority of pharmaceuticals we purchase are administered to patients at the affiliated practices and are delivered to the affiliated practices and mixed, when required, by pharmacists, pharmacy technicians or nurses employed by the affiliated practices. A small percentage of pharmaceuticals we purchase are dispensed to patients at our network pharmacies to be used on an outpatient basis. Our network currently includes 45 licensed pharmacies (located primarily in our cancer centers), 120 pharmacists and 299 pharmacy technicians.

In addition, we provide comprehensive pharmaceutical services to our affiliated practices in an effort to further enhance cost-effectiveness, including:

•	Inventory Management. We track drug usage and waste and develop and implement network-wide protocols and systems designed to enhance drug safety and efficacy.

•	Admixture. At some locations, we coordinate comprehensive mixing services for oncology drugs.

•

Clinical Pharmacy Information Services. We provide data collection and analytical services for use by physicians and their clinical staff, pharmacists and patients, including comprehensive analyses of complex chemotherapy regimens and their efficacy, toxicity, convenience and cost.

•

National Network Participation. We coordinate national meetings and discussions among our affiliated physicians regarding treatment protocols, drug effectiveness and other pharmacy related issues, including support for a network-wide pharmacy and therapeutics committee consisting of our affiliated physicians.

•

Retail Pharmacy. Where appropriate, we establish, or assist practices in establishing, retail pharmacy locations for oral and other self-administered therapies. The pharmacies serve as the recipients of, and distributors for, the pharmaceuticals used in treating our affiliated practices’ patients.

Cancer Center Services

We manage 80 integrated, community-based integrated cancer centers and 11 radiation-only facilities. We encourage medical oncology practices with sufficient market presence to diversify into diagnostic radiology and radiation therapy, which can be performed at our cancer centers, but not in a typical practice office. We believe that this diversification enables practices to offer a broader range of services and conveniences to their patients, as well as enhance oncologists’ financial position by mitigating their financial exposure to changes in pharmaceutical economics. We provide the development capital and manage all aspects of the cancer center development process in consultation with the practice, from deciding whether and where to build a cancer center, through regulatory and permitting issues, and through construction, development and operations. We believe a fully integrated, diversified practice is best able to offer patients high-quality, cost effective care in their local communities.

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

•

Technical Services. We facilitate a clinical team to define, monitor, and develop learning forums to deploy and maintain diagnostic and treatment technology in a center. In addition, we facilitate the effective integration of the diagnostic and treatment technologies to enhance workflow and patient care.

•

Technology Procurement. We acquire the diagnostic and treatment technology and furniture for the center, taking advantage of our scale to obtain favorable pricing. We coordinate installation of the equipment and ongoing maintenance and upgrades. We also provide technical expertise to design and install the integration of all technology.

•

Practice Quality and Efficiency (“PQE”). In 2006, we launched a comprehensive quality program to enhance patient care and their experience. This structured program ensures there is practice level ownership for quality that evidenced based pathways are incorporated into patient treatment plans, PQE metrics are monitored, insight is solicited from customers and that processes are designed for Six Sigma. This is a physician lead initiative with US Oncology providing the PQE coaches, methodology and operating discipline.

•

Personnel. We recruit and support the clinical and administrative staff to operate and manage the center, including physicists, therapists, clerical staff, and practice managers. We have also established various online, web and telephonic training sessions regarding clinical, reimbursement and management topics. Several of these classes allow for continuing education credits from various professional associations.

•	Operations. We manage all of the day-to-day operations of the center, including all of practice management services described above.

In some markets, because of particular competitive conditions, or as a result of certificate of need or similar regulations, we may determine that a joint venture with another local provider is the best way for us to develop cancer center services. In such cases we facilitate negotiations and structure transactions among ourselves, our affiliated practice and another local healthcare provider, such as a hospital. As of December 31, 2006, we had 80 cancer centers, either outright or through joint ventures, of which we own 45 and lease 35. We own or lease all of the equipment located in each center.

Pharmaceutical Services

The pharmaceutical services provided through the medical oncology services segment described above are also available as a separate service offering to medical oncologists that have not executed comprehensive service agreements. These practices are contracted under our OPS model, which does not encompass all of our other services. Through our pharmaceutical services segment, we also provide informational and other services to pharmaceutical manufacturers and payers. These services include:

•	Group Purchasing Organization (“GPO”) services. We negotiate purchasing contracts with pharmaceutical manufacturers and other vendors, administer the contracts and provide related services.

•	Pharmaceutical Distribution services. Through our distribution center in Fort Worth, Texas, we supply over 90% of the value of pharmaceuticals administered by our network of affiliated practices.

•

Information, marketing and analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product related services.

•

Reimbursement Support. To expand the services we offer pharmaceutical manufacturers, in July, 2006, we acquired 100% of the outstanding capital stock of AccessMed Holdings, Inc., the parent company of AccessMed, Inc. (collectively “AccessMed”) for net cash consideration of $31.4 million. AccessMed is a provider of reimbursement hotline and patient assistance programs and is located in Overland Park, Kansas. The acquisition expands our services offered to pharmaceutical manufacturers and also allows us to centralize the appeals and patient financial assistance processes for affiliated practices.

•

Oral Oncology Specialty Pharmacy. On August 1, 2006, we launched our oral oncology specialty pharmacy and mail order business at our Fort Worth facility. This new capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing power to reduce costs. The mail order service is an offering that is also available to patients outside of our affiliated network practices. In addition to providing patients with pharmaceuticals, we provide patient counseling services that are directed toward appropriate use of medications, side effects and complication monitoring and reimbursement issues.

Cancer Research Services

We provide cancer research services to our affiliated practices. We provide a full range of services from study concept and design to regulatory approval. We believe that physicians value this service because it provides them with access to the latest treatments available in oncology. During the year ended December 31, 2006, our affiliated practice researchers enrolled 2,723 new patients in these studies. During 2006, we supervised 70 different clinical trials, supported by our network of 523 participating physicians.

Cancer research revenues are derived from pharmaceutical and biotechnology companies that pay us to manage and facilitate their clinical trials and to provide other research-related services. We pay our affiliated physicians for their participation in clinical trials according to financial arrangements that are separately determined for each trial. Our cancer research program is designed to give community-based oncologists that are affiliated with us access to a broad range of the latest clinical trials. We view the research program as part of the comprehensive range of services we offer to physicians to enhance the quality of care they offer to their patients, rather than as a profit-making venture in its own right.

We manage our overall business according to the business lines described above. Accordingly, we include segment financial information in this Annual Report on Form 10-K for each of these business segments.

Equipment

Diagnostic imaging technology is critical to effective cancer care. Throughout the course of a patient’s treatment, from initial staging to monitoring the response to a given treatment and providing precise feedback on its effectiveness help ensure that patients receive appropriate care. For these reasons, many of our affiliated practices seek to integrate the latest diagnostic technology into their practices.

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

Positron emission tomography (“PET”) is an imaging technique in which a radioactive substance, similar to glucose, is injected into a patient’s body. The radioactive substance can help in locating the tumor, because cancer cells use glucose more avidly than other tissues in the body. By showing metabolic changes in tissues and tumors, PET scans provide a vital tool in cancer management and treatment. Unlike X-rays, CTs, ultrasounds and MRIs, PET does not show body structure (anatomy). Instead, PET reveals the chemical function (metabolism) of an organ or tissue. This is an important tool in cancer treatment since often these metabolic changes precede structural changes in the body or development of tumors. Consequently, PET enables physicians, in many cases, to assess the state of the disease and recommend treatment options earlier and more accurately.

CT and PET modalities can be provided by a single scanner. A CT/PET image set allows a physician to not only see the anatomical information regarding a tumor captured by a CT scan, but also the molecular activity disclosed by a PET scan. The merging (fusion) of the two image sets assists the physician in understanding the extent of the tumor and if the disease has migrated to other body parts, yielding a much more accurate description of the tumor to use in targeting treatment. In addition, a PET scan taken with CT/PET is roughly 50% faster than a conventional PET scan, enhancing patient convenience and unit throughput.

In addition to diagnostic imaging technologies, we bring the latest in treatment technologies to our practices, including intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”). IMRT allows radiation oncologists to more precisely target and regulate higher doses of radiation, which have a documented benefit while minimizing damage to surrounding healthy tissues. IMRT uses advanced computer technology to more precisely control the shape and intensity of a radiation beam than traditional 2D/3D radiation therapy. In some cases, IMRT allows a more aggressive radiation therapy approach to be used on certain tumors, such as those around the head, neck and spine, for which radiation treatment has increased risk.

The next generational step in radiation therapy is the bringing together of imaging and IMRT technologies. This emerging technique is called IGRT. This combination of technologies increases the confidence of the radiation oncologist to deliver a high intensity radiation beam to the target site. Since many organs move between treatments, and in some cases during treatment, the ability to see the target area prior to delivering the radiation enhances the benefit of the treatment and significantly minimizes damage to surrounding tissue.

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

Numerous competitors provide market research and data compilation and analysis services in the health care and pharmaceutical area. Our data services compete with the offerings of various companies, such as IMS Health and NDCHealth Corporation. Also, various companies compete with us with respect to our market research services, including

Verispan, LLC. Our consulting and services businesses also compete with various consulting firms. The quality of our data, depth of our analytical expertise and focus on oncology, are the principal differentiators in these areas.

Pharmaceutical Management

The specialty pharmaceutical industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Competitive drivers consist primarily of service and price. Some of our current and potential competitors include:

•	group purchasing organizations such as International Oncology Network;

•

specialty pharmacy distributors and pharmacy benefit management companies, such as Accredo Health Incorporated, Caremark Rx, Inc., Express Scripts, Inc., Medco Health Solutions, Incorporated, Oncology Therapeutic Network (“OTN”) and Gentiva Health Services, Inc.;

•	national wholesale distributors such as Amerisource Bergen and McKesson and their specialty pharmacy divisions;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

•	hospital-based comprehensive cancer care centers and other alternate site healthcare providers.

Outpatient Healthcare Centers

Outpatient care is a growing trend but the sector is highly fragmented. We know of at least one other company that is focused on outpatient radiation oncology centers. Many hospitals and regional medical centers also operate outpatient care centers offering primary care, urgent care, diagnostic imaging, minor surgery (known as ambulatory surgery centers or “ASCs”), and a range of other specialties including oncology. Outpatient care providers compete based on services offered and the availability and price of new technologies. Although fragmented and predominantly locally focused, our strongest competitors are hospitals or joint ventures between hospitals and oncology practices that finance, build and operate comprehensive cancer centers adjacent to a large hospital or as a satellite location within the hospital system. Companies such as SurgiCare, Inc. (for ASCs) and Outpatient Imaging Affiliates, LLC and Radiation Therapy Services, Inc. (for diagnostic imaging and radiation therapy) also build and operate outpatient care centers, often in partnership with hospitals or HMOs. Some of these companies could attempt to enter or expand their presence in the oncology market.

Research Services

With respect to research activities, we compete with contract research organizations, other research networks and academic institutions. The contract research industry is fragmented, with several hundred small limited-service providers and several large full-service contract research organizations with global operations and access to more financial resources than we do. Research networks and academic centers may also have other sources of funding research efforts, such as grants and foundation support and, therefore may have greater ability to offer lower price for services than US Oncology.

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

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2007 will be to:

•

Increase the financial strength of network practices by expanding their service offerings, consolidating their market position in their geographic markets and supporting clinical initiatives that help ensure the continued delivery of high quality and effective cancer care to their patients.

•

Further enhance the network’s ability to deliver high quality cancer care. The Practice Quality and Efficiency (“PQE”) initiative is being led and supported by the network’s National Policy Board and by various physician committees and task forces. The initiative includes implementing an evidence-based approach to medical decision making, defining the key elements of a comprehensive quality program, and enhancing practice capacity to treat new patients.

•	Expand the network’s evidence-based medicine initiative, Cancer Care Pathways, which continues to enjoy strong adoption among physicians and practices.

•	Continue implementation of iKnowMed, the Company’s oncology-specific electronic medical records system.

•

Comprehensive Cancer Care Management (“C3M”). During 2007, in parallel with the PQE initiative referenced above, the Company will initiate a program designed to provide a comprehensive array of patient support services to improve the quality of the patient experience during treatment and to provide direct patient support facilitating the patient’s transition to long-term survivorship or end-of-life care. Our specialty pharmacy business also enables us to integrate oral pharmaceuticals into our management of the overall continuum of care for patients.

•

Market Focus. Through its Market Focus division, the Company provides a wide array of sophisticated clinical data management services, market research, marketing and related services for pharmaceutical manufacturers and payers.

During 2005 we completed development of our pharmaceutical distribution operations as part of our strategy to broaden the range of services offered to affiliated practices and pharmaceutical manufacturers. We believe our own distribution operation gives us an opportunity to enhance efficiency within our network, and affords us the opportunity to ensure the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient. In addition, the distribution center provides a platform to further expand our services related to oncology pharmaceuticals such as the launch of our oral oncology specialty pharmacy and mail order business in August, 2006 which allows us to respond to market needs and provide additional value including patient compliance programs and medication therapy management solutions.

Another key and ongoing initiative is expanding our network. We plan to grow in three ways. First, we seek to enter into comprehensive service agreements with practices in new markets and those where we already have a regional presence. By seeking new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. Second, we intend to grow our OPS network of physicians by continuing to offer and develop our OPS relationships. Third, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with already established practices. On a local level, this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

Employees

As of December 31, 2006, we directly employed approximately 4,200 people and our affiliated practices managed under comprehensive service agreements employed approximately 4,400 people (excluding affiliated physicians.) Under the terms of the comprehensive service agreements with the affiliated practices, we are responsible for the compensation and benefits of the practices’ non-physician medical personnel. None of our employees, including employees of any affiliated practice, is a member of a labor union or subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Intellectual Property

We have registered the service mark “US Oncology”, “Oncology Rx”, and “Oncology Rx Care Advantage” with the United States Patent and Trademark Office. Other than the use of such marks, however, our business generally is not dependent upon any intellectual property and as a result, we do not rely on patents or licensed technology in operating our business.

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

We maintain all other traditional insurance coverages on either a fully insured or high deductible basis, using loss funds for any estimated losses within the retained deductibles.

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

Privacy Security and Transaction Code Sets Regulations

United States Department of Health and Human Services (“HHS”) has issued final regulations implementing the Administrative Simplification Provisions of HIPAA concerning the privacy and security of individually identifiable health information, and the use of standard transactions and code sets and National Provider Identifiers (NPIs) for electronic transactions conducted by covered entities. The HIPAA privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including hospitals, physicians, pharmacies, group health plans and certain other healthcare providers) significant restrictions on the use and disclosure of individually identifiable health information. With the exception of the operation of certain pharmacies, most of our activities do not involve the provision of healthcare services and therefore do not subject us directly to the HIPAA privacy regulations. However, we act as a business associate of our affiliated physicians, and have therefore entered into agreements requiring us to meet certain requirements of the HIPAA privacy rule applicable to business associate arrangements. The HIPAA security regulations, which required compliance by April 2005, impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. The HIPAA regulations establishing electronic transaction and code set standards require that all healthcare providers use standard transactions and code sets when electronically submitting or receiving individually identifiable health information in connection with certain healthcare transactions. As a result of these HIPAA regulations, we have taken actions to ensure that information that is subject to the regulations and maintained on our computer networks is in compliance with applicable regulatory requirements. We believe that we are now substantially in compliance with the HIPAA electronic transaction and code set standards and are capable of delivering HIPAA standard transactions electronically on behalf of ourselves and our affiliated physicians. The compliance date for the HIPAA regulations requiring the use of NPIs on standard transactions is May 23, 2007. We have provided guidance to our affiliated physicians regarding the NPI application and implementation processes and are monitoring progress towards the computer system upgrades and payer/clearinghouse testing necessary to implement NPIs in electronic HIPAA standard transactions on behalf of ourselves and our affiliated physicians. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of individually identifiable health information that are more stringent than comparable provisions under HIPAA. The finding of a violation of HIPAA or one of these state laws by us or our affiliated physicians could adversely affect our business. Unforeseen difficulties resulting in a failure by us or our affiliated physicians to timely implement HIPAA NPI requirements could delay the receipt of healthcare claims payments and could adversely affect our business. In addition, our failure to meet our business associate contractual obligations with our affiliated physicians could result in enforcement actions by regulatory authorities against our affiliated physicians or us. The impact of such regulatory enforcement actions or contractual terminations could adversely affect our business.

Fee-Splitting; Corporate Practice of Medicine and Pharmacy

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as US Oncology, from practicing medicine, in certain instances from splitting fees with physicians and from employing physicians to practice medicine. In certain jurisdictions, we are required by such laws to modify our standard contractual arrangements to comply with corporate practice of medicine and fee-splitting laws. In addition, many states have similar laws with respect to the practice of pharmacy. We believe our current and planned activities do not constitute fee-splitting or the practice of medicine as contemplated by these laws. We do not believe we practice pharmacy, except where appropriately licensed. In many jurisdictions, however, the laws restricting the corporate practice of medicine or pharmacy and fee-splitting have been subject to limited judicial and regulatory interpretation and, therefore, there can be no assurance that upon review some of our activities would not be found to be in violation of such laws, possibly placing us in a position of being unable to enforce the payment terms of our management contracts. There can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure if we commence business in those states.

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

HIPAA created violations for fraudulent activity applicable to both public and private healthcare benefit programs and prohibits inducements to Medicare and Medicaid eligible patients.

The OIG from time to time publishes its interpretations of various fraud and abuse issues and about fraudulent or abusive activities that OIG deems to be suspect and potentially in violation of the federal laws, regulations and rules. If our actions are found to be inconsistent with OIG’s interpretations, such actions could have a material adverse effect on our business.

Due to the complexity of the Anti-Kickback laws, HHS has established certain safe harbor regulations whereby various payment practices are protected from criminal or civil penalties. An activity that is outside a safe harbor, however, is not necessarily deemed illegal. Violations of the fraud and abuse laws may result in fines and penalties as well as civil or criminal penalties for individuals or entities, including exclusion from participation in the Medicare or Medicaid programs. Several states have adopted similar laws that cover patients in both private and government programs. Because of the breadth of the Anti-Kickback Laws and the government’s active enforcement thereof, there can be no assurance that future interpretations of such laws will not require modification of our existing relationships with practices. Complying with those laws, especially as they change from time to time, could be costly for us and could limit the manner in which we implement our business strategies.

In situations where we operate a licensed pharmacy, we would be a provider. Although we believe our offerings under that service comply with law, there is a risk that our status as a provider could bring greater scrutiny to those arrangements.

Prohibitions of Certain Referrals

The Stark Law prohibits physician referrals of Medicare or Medicaid patients for certain “designated health services” to an entity with which the physician or his or her immediate family members have a “financial relationship”, unless the arrangement complies with an exception to the statute or implementing regulations. Laboratory services, radiation therapy services and supplies, certain diagnostic services and outpatient prescription drugs are among the eleven designated health services to which the Stark Law applies. On March 25, 2004, the Centers for Medicare & Medicaid Services issued the second phase of its final regulations addressing physician self-referrals, which became effective July 26, 2004. These regulations and the previously issued first phase of the final regulations provide guidance as to the applicability of the Stark Law to certain arrangements that may be relevant to the operations of our affiliated physicians, including, among others, referrals by physicians for ancillary services in the context of the operation of a group practice and referrals by physicians for designated health services under certain employment and personal services arrangements. A violation of the Stark Law is punishable by civil sanctions, including significant fines, a denial of payment or a requirement to refund certain amounts collected, and possible exclusion from participation in Medicare and Medicaid. A number of states have adopted laws and/or regulations that contain provisions that track, or are otherwise similar to, the Stark Law. The Stark Law and its implementing regulations apply directly to physicians and organizations to which they refer. With the exception of our pharmacy operations, the Stark Law does not apply directly to us under the comprehensive services model. There can be no assurance, however, that interpretations of such laws will not indirectly affect our existing relationships with affiliated practices. In addition, to the extent that an affiliated physician practice were deemed to be in violation of the Stark Law, the failure to comply with the Stark Law could adversely impact the operations of such practice.

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

Reimbursement Requirements

In order to participate in the Medicare and Medicaid programs, our affiliated practices must comply with stringent reimbursement regulations, including those that require certain healthcare services to be conducted “incident to” or otherwise under a physician’s supervision. Different states also impose differing standards for their Medicaid programs, including utilizing an actual-cost-based system for reimbursement of pharmaceuticals instead of average-sales-price-based methodologies. Satisfaction of all reimbursement requirements is required under our compliance program. The practices’ failure to comply with these requirements could negatively affect our results of operations.

Pharmaceutical Distribution Operations

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of these substances are required to register for permits, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. In addition, several states are implementing requirements that distributors verify and maintain standards as to the pedigree of drug shipped and are moving towards electronic (ePedigree) requirements in this area. The FDA, DEA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these regulations. We have received all necessary regulatory approvals and believe that we are in substantial compliance with all applicable pharmaceutical wholesale distribution requirements.

Enforcement Environment

In recent years, federal and state governments have launched several initiatives aimed at uncovering behavior that violates the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. See “Legal Proceedings.” Such laws require physicians to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for medical services by government payers. Our compliance program requires adherence to applicable law and promotes reimbursement education and training; however, because we perform services for our practices, it is likely that governmental investigations or lawsuits regarding practices’ compliance with reimbursement requirements would also encompass our activities. A determination that billing and coding practices of the affiliated practices are false or fraudulent could have a material adverse effect on us.

We and our affiliated physicians are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare and Medicaid and other governmental programs and third party payers that contain false or fraudulent information. See “Legal Proceedings.” The federal False Claims Act encourages private individuals to file suits on behalf of the government against healthcare providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated healthcare providers are often unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in (i) exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or (ii) significant financial or criminal sanctions (including treble damages), resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the federal False Claims Act. Criminal provisions that are similar to the federal False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined. Some states also have enacted statutes similar to the federal False Claims Act which may include criminal penalties, substantial fines, and treble damages.

Compliance

We have a comprehensive compliance program designed to assist us, our employees and our affiliated practices in complying with applicable laws and regulations. We regularly monitor developments in healthcare law and modify our agreements and operations as changes in the business and regulatory environments require. In addition to internal review, we engage an independent compliance consulting firm to conduct periodic reviews of our program. While we believe we will be able to structure our agreements and operations in accordance with applicable law, there can be no assurance that our arrangements will not be successfully challenged.

Item 1A.	Risk Factors

You should carefully consider the risks described below. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. In general, because our revenues depend upon earnings of our affiliated practices, any risks that harm the economic performance of the affiliated practices will, in turn, harm us.

Risks Relating to Our Industry

Continued efforts by commercial payers to reduce reimbursement levels, change reimbursement methodologies or control the way in which services are provided could adversely affect us.

Commercial payers continue to seek to negotiate lower levels of reimbursement for cancer care services, with a particular focus on reimbursement for pharmaceuticals. A disproportionate majority of affiliated practices’ profitability is attributable to reimbursement from commercial payers. There is a risk that commercial payers will seek reductions in pharmaceutical reimbursement similar to those included in the recent federal legislation discussed below. Any reductions in reimbursement levels could harm us and our affiliated physicians. In addition, several payers are trying to implement Mandatory Vendor Imposition (“MVI”) programs under which cancer patients or their oncologists would be required to obtain pharmaceuticals from a third-party. That third-party, rather than the oncologist, would then be reimbursed. Private payers have the ability to implement such programs through benefit designs that offer patients significant incentives to receive drugs in this fashion as well as through negotiations with practices. As described below, the United States Department of Health and Human Services (“HHS”) was required to implement a program under which oncologists may elect to receive drugs from a Medicare contractor, rather than purchase drugs and seek reimbursement. If such a program is successfully implemented for Medicare, private payers may follow. Commercial payers are also attempting to reduce reimbursement for other services, such as diagnostic imaging tests, by requiring that such tests be performed by specific providers within a given market or otherwise limiting the circumstances under which they will provide reimbursement for those services. In the event that payers succeed with these initiatives, our practices’ and our results of operations could be adversely affected.

Changes in Medicare reimbursement may continue to adversely affect our results of operations.

Government organizations, such as Medicare and Medicaid (“Centers for Medicare and Medicaid Services” or “CMS”), are the largest payers for our collective group of affiliated practices. As such, changes in Medicare reimbursement practices have been initiated over the past several years, and which are continuing into 2007, may adversely affect our results of operations. Several changes which have and may continue to adversely affect the company include:

•

Change in Medicare reimbursement methodology based on average wholesale price (“AWP”) to average sales price (“ASP”) for oncology pharmaceuticals administered in physicians’ offices effective January 1, 2005 and its potential impact on differential pricing offered on pharmaceuticals;

•	Possible elimination or reduction for data reimbursement under the Medicare Demonstration Project;

•	Implementation of the Competitive Acquisition Program (“CAP”) which began August 1, 2006 should any affiliated practices elect to participate in this program;

•	CMS changes to the Practice Expense (“PE”) Methodology for non-drug services reimbursement to be phased in from 2007 to 2010;

•

Capping of Medicare imaging reimbursement at the lower or Hospital Outpatient Prospective Payment System (“HOPPS”) rates or Physician Fee Schedule (“PFS”) National Payment Amounts under the Deficit Reduction Act (“DRA”)

The reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting either by retiring from the practice of medicine, by moving to a hospital setting or choosing to obtain drugs through CAP. Any such reductions in our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. We believe that the increasing national budget deficit, aging population and newly enacted prescription drug benefit will mean that pressure to reduce healthcare costs, and drug costs in particular, will continue to intensify. For a more complete description of the Medicare reimbursement changes and their impact to the company, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Reimbursement Matters.”

Continued review of pharmaceutical companies and their pricing and marketing practices could result in lowered reimbursement for pharmaceuticals and adversely affect us.

Continued review of pharmaceutical companies by government payers could result in lowered reimbursement for pharmaceuticals, which could harm us. Recent federal legislation mentioned above may reduce governmental scrutiny of AWP, which has been a focus of several investigations by government agencies, since Medicare reimbursement is no longer based on AWP. However, many state Medicaid programs continue to reimburse for drugs on an AWP-based model. Moreover, existing and prior lawsuits and investigations have resulted and could continue to result in significant settlements that include corporate integrity agreements affecting pharmaceutical manufacturer behavior. Corporate integrity agreements subject a healthcare provider, including pharmaceutical manufacturers, to burdensome and costly monitoring and reporting requirements to the Office of Inspector General of the HHS. Additionally, many of the concerns of government agencies will continue to apply under any model. Because our network is a significant purchaser of pharmaceuticals, the other services we provide to, and relationships we have with pharmaceutical manufacturers, could be subject to scrutiny to the extent they are not viewed as bona fide arms length relationships or are inappropriately linked to pharmaceutical purchasing. Furthermore, possibly in response to such scrutiny as well as significant adverse coverage by the media, some pharmaceutical manufacturers could alter pricing or marketing strategies that increase the cost of pharmaceuticals to oncologists, which in turn could adversely affect us. Finally, because our network of affiliated practices participates in a group purchasing organization that is a significant purchaser of pharmaceuticals paid for by government programs, we or our network of affiliated practices have become involved in these investigations or lawsuits, and are the target of such pharmaceutical-related scrutiny. Any of these events could have a material adverse effect on us.

The new reimbursement methodology under Medicare could make it more difficult for us to obtain favorable pricing from pharmaceutical companies.

Historically, one of our key business strengths has been our ability to obtain pricing for pharmaceuticals that we believe is better than prices widely available in the marketplace. Starting January 1, 2005, Medicare began reimbursing for oncology pharmaceuticals based on 106% of the average price at which pharmaceutical companies sell those drugs to oncologists and other users, so that any discount to any purchaser would have the effect of reducing reimbursement for drugs administered in all physician offices. This may make pharmaceutical companies more reluctant to offer market-differentiated pricing to us or may cause them to reduce the degree of such differentiation. We believe that these trends are already present in the marketplace. In addition, the new reimbursement method may have other, unanticipated effects on pricing of pharmaceuticals. Any decrease in our ability to obtain pricing for pharmaceuticals that is more favorable than the market as a whole could adversely affect our ability to attract and retain new customers and could adversely affect our business and results of operations.

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

We also expect our competitors to develop additional strategic relationships with providers, pharmaceutical companies and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions, industry consolidation and the development of additional strategic relationships by our competitors could cause price competition, a decline in revenue or a loss of market acceptance of our services, or make our services less attractive. Additionally, in developing cancer centers, we compete with a number of non-profit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us. Such organizations may be willing to provide services at rates lower than we would require to operate profitably.

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

During 2006, approximately 75% of the patient revenue generated by our affiliated practices was attributable to pharmaceuticals. Under the comprehensive services model, our revenues are dependent on the earnings of our affiliated practices. Because revenues attributable to pharmaceuticals and our ability to procure pharmaceuticals at competitive prices are such a significant part of the affiliated practices’ earnings and, consequently, our revenues, factors that adversely affect those revenues or the cost structure underlying those revenues are likely to adversely affect our business.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a very limited number of suppliers and any termination or modification of relations with those suppliers could have a material adverse impact on our business.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a very limited number of manufacturers. During 2006, approximately 50% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five manufacturers. In addition, a limited number of manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these manufacturers are typically for one to three years and are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly based on specified volume levels or a specified level of use of a specific drug as a percentage of overall use of drugs within a given therapeutic class. In some cases, compliance with the contract is measured on an annualized basis and pricing concessions are given in the form of rebates payable at the end of the measurement period. Unanticipated changes in usage patterns, including the introduction of standardized treatment regimens or clinical pathways that disfavor a given drug, could result in lower-than-anticipated utilization of a given pharmaceutical product, and cause us to fail to attain the performance levels required to earn rebates. A departure of a significant number of physicians from our network could also cause us to fail to reach contract targets. Failure to attain performance levels could result in our not earning rebates, including cost-reductions that may already have been reflected in our financial statements. Furthermore, certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our pricing on several products could be adversely impacted based upon our failure to meet predetermined targets with respect to any single product. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

Our ability to negotiate the purchase of pharmaceuticals on behalf of our network of affiliated physicians, or to expand the scope of pharmaceuticals purchased, from a particular supplier at prices below those generally offered to all oncologists is largely dependent upon such supplier’s assessment of the value of our network. Many pharmaceuticals used by our affiliated physicians are single-sourced drugs and available from only one manufacturer. To the extent that our pharmaceutical services structure or other factors cause pharmaceutical suppliers to perceive our network as less valuable, our relationships and any pricing advantages with such suppliers could be harmed. Our inability to negotiate prices of pharmaceuticals with any of our significant suppliers at prices below those generally available to all oncologists could have a material adverse effect on our business, results of operations and financial condition.

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

Our affiliated practices under certain circumstances are allowed, and may attempt, to terminate their agreements with us. If any of our larger practices were to succeed in such a termination, other than in connection with a transition to our OPS structure, our business could be seriously harmed. From time to time, we have disputes with physicians and practices that could result in harmful changes to our relationship with them or a termination of a service agreement if adversely determined. We are also aware that some practices that are not part of our network but which are affiliated with other companies, have attempted to end or restructure their affiliations with such companies, although they may not have a contractual right to do so, by arguing that their affiliations violate some aspect of healthcare law and have been successful in doing so. Specifically, we are involved in litigation with one net revenue model practice of 35 physicians (which disaffiliated with the Company in April, 2006). We initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006.

During the first quarter of 2006, the practice represented 4.6% of our consolidated revenue. In October, 2006, we sold the property, plant and equipment to the practice for cash, at an amount that approximated its net book value at the time of sale. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or our management service agreement with this practice due to the ongoing dispute that existed at that time. As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At December 31, 2006, the total receivable owed to us of $22.3 million is reflected on our balance sheet as other assets. Currently, certain amounts are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, certain amounts are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.3 million receivable recorded as other assets at December 31, 2006. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to incur expenses in connection with our litigation with the practice

In addition to loss (if any) of revenue from a particular practice, a departure of a large number of physicians from our network could adversely affect our ability to obtain favorable pricing for goods and services and other economies of scale that are based upon the size of our network. If some of our affiliated physicians or affiliated practices terminate their affiliation with us, this could result in a material adverse effect on our business.

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

Our affiliated practices may be unsuccessful in obtaining favorable contracts with third-party payers, which could result in lower operating margins.

We facilitate negotiation of commercial payer contracts and advise our affiliated physicians accordingly under our comprehensive services model. Commercial payers, such as managed care organizations, often request fee structures or alternative reimbursement methodologies that could have a material adverse effect on our affiliated physicians and therefore, on our operating results. Reductions in reimbursement rates for services offered by our affiliated physicians and other commercial payer cost containment measures could affect our liquidity and results of operations with respect to our comprehensive service agreements.

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

Loss of revenues or a decrease in income of our affiliated practices, including as a result of cost containment efforts by third-party payers, could adversely affect our results of operations.

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

Physician practices typically bill third-party payers for the healthcare services provided to their patients. Third-party payers such as private insurance plans and commercial managed care plans negotiate the prices charged for medical services and supplies in order to lower the cost of the healthcare services and products they pay for and to shift the financial risk of providing care to healthcare providers. Third-party payers can also deny reimbursement for medical services and supplies by concluding that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Third-party payers are also seeking to contain costs by moving certain services, particularly pharmaceutical services, outside of the physician’s office. We believe that self-injectable supportive care drugs used by oncologists, which account for approximately 37% of the pharmaceutical revenue generated by our affiliated practices, are particularly susceptible to this trend. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. There is a risk that other payers could reduce rates of reimbursement to match any reduction by governmental payers. Our management fees under the comprehensive services model are dependent on the financial performance of the practices and would be adversely affected by a reduction in reimbursement. From time to time, due to market conditions and other factors, we may also renegotiate our management fee arrangements, reducing our management fee income. In addition, to the extent oncologists that are our customers under the OPS model are impacted adversely by reduced reimbursement levels, our business could be harmed generally.

The development or operation of cancer centers could cause us to incur unexpected costs, and our existing or future centers may not be profitable.

The development and operation of integrated cancer centers is subject to a number of risks, including not obtaining regulatory permits or approval, delays that often accompany construction of facilities and environmental liabilities related to the disposal of radioactive, chemical and medical waste. Our strategy includes the development of additional integrated cancer centers. We have four cancer centers under construction, and several others in various planning stages. Any failure or delay in successfully building new integrated cancer centers, as well as liabilities from ongoing operations, could seriously harm us. New cancer centers may incur significant operating losses during their initial operations, which could materially and adversely affect our operating results, cash flows and financial condition. In addition, in some cases our cancer centers may not be profitable enough for us to recover our investment. We may decide to close or sell cancer centers, either because of underperformance or other market developments.

Insourcing of our oncology pharmacy distribution business is subject to daily operational risk and requires significant investment in capital.

During 2005, we implemented an oncology pharmaceutical distribution function to serve our network of affiliated practices. The insourcing of distribution poses new operating risks, including the investment in infrastructure, inventory and personnel, and managing an efficient distribution function. The cost to build out the 75,000 square foot facility in Fort Worth, Texas was approximately $12.1 million. The distribution center began supplying a limited number of pharmaceuticals to our affiliated practices during the third quarter of 2005, and we believe it has now achieved normal operating levels as it currently serves all affiliated practice sites and provides over 90% of the value of pharmaceuticals administered by our affiliated practices. The initial working capital investment of approximately $113.0 million for the distribution center was made primarily during the fourth quarter of 2005 and the first quarter of 2006. The distribution center provided a platform to further expand our services related to oncology pharmaceuticals with the launch of our oral oncology specialty pharmacy and mail order business in August, 2006.

Additionally, becoming a distributor subjects us to additional licensing and regulatory requirements. Disruptions in distribution as a result of these requirements could adversely impact the financial performance of our affiliated practices and our relations with them, and could adversely impact our ability to recover our investment in our oncology pharmaceutical distribution business or adversely impact our financial condition.

Our centralized business operations, particularly our distribution operation, may be adversely affected by business interruptions resulting from events that are beyond our control.

Our centralized business operations, particularly our distribution operation, may be adversely affected by business interruptions resulting from events that are beyond our control. We have only one pharmaceutical distribution facility, which is located in Fort Worth, Texas. In addition, certain of our other business functions are centralized at our headquarters in Houston, Texas. A significant interruption in the operation of any of these facilities, whether as a result of natural disaster or other unexpected damage from fire, floods, power loss, telecommunications failures, break-in, terrorist attacks, acts of war and other events, could significantly impair our ability to operate our business and adversely impact our and our affiliated practices’ operations. If we seek to replicate our centralized operations at other locations, we will face a number of technical as well as financial challenges, which we may not be able to address successfully. In particular, with respect to distribution, although we and our affiliated practices would be able to obtain pharmaceuticals from other sources, we cannot assure you that we will be able to do so at a price that is comparable or in as efficient a manner as through our own distribution operation. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

Our failure to remain technologically competitive in a declining payment environment for imaging and radiation services could adversely affect our business.

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

Advances in other cancer treatment methods, such as chemotherapy, surgery and immunotherapy, or in cancer prevention techniques could reduce demand for the radiation therapy services provided at the cancer centers we operate. The development and commercialization of new radiation therapy technologies could have a material adverse effect on our affiliated practices and on our business, financial condition and results of operations.

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

In connection with clinical research programs, we provide several services focused on bringing new drugs to market, which is time consuming and expensive. Such clinical research involves the testing of new drugs on human volunteers. Clinical research involves the inherent risk of liability for personal injury or death to patients resulting from, among other things, unforeseen adverse side effects or improper administration of the new drugs by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. In addition, under the privacy regulations promulgated pursuant to HIPAA, there are specific privacy standards associated with clinical trial agreements. Violations of such standards could subject us to an enforcement action by HHS. If we do not perform our services to contractual or regulatory standards, the clinical trial process and the participants in such trials could be adversely affected. These events would create a risk of liability to us from either the pharmaceutical companies with which we contract or the study participants.

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

Under OPS, our agreements with affiliated practices have shorter terms than our comprehensive services agreements, and we have less input with respect to the business operations of the practices.

Currently, most of our revenues are derived from providing comprehensive management services to practices under long-term agreements that generally have 25 to 40 year initial terms and that are not terminable except under specified circumstances. Agreements under our comprehensive services model allow us to be the exclusive provider of management services, including all services contemplated under the OPS structure, to each of the affiliated practices. In addition, under those agreements, the affiliated practices are required to bind their physicians to specified employment terms or restrictive covenants. Under the OPS structure, our agreements with affiliated practices have shorter terms, and are more easily terminable. A number of the other input mechanisms that we currently have with respect to affiliated comprehensive services practices do not exist under our oncology pharmaceutical services model. This may increase the ability of affiliated practices to change their internal composition to our detriment and may result in arrangements that are easier for individual physicians and practices to exit, exposing us to increased competition from other companies, especially in the pharmacy services sector. Departure of a significant number of physicians or practices from participation in our OPS structure could harm us. These risks will increase if we successfully grow our business under the OPS structure.

Risks Relating to our Capitalization

Our substantial indebtedness could adversely affect our financial condition and restrict our current and future operations.

As of December 31, 2006, we had indebtedness of approximately $1,329.1 million, including indebtedness of US Oncology Holdings, Inc in the amount of $250 million and obligations of US Oncology, Inc. in the amount of $1,079.1 million. Our substantial indebtedness could have important consequences by adversely affecting our financial condition and making it more difficult to satisfy obligations, make strategic investments, increase our service offerings or expand our network of affiliated practices. Our substantial indebtedness could:

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

The indentures for our other indebtedness also contain numerous operating and financial covenants including, among other things, restrictions on our ability to:

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

Holdings is the sole obligor under the Holdings Notes. Holdings’ subsidiaries, including US Oncology, do not guarantee obligations under the Holdings Notes and do not have any obligation with respect to the notes; the notes are effectively subordinated to Holdings’ future secured indebtedness to the extent of the value of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Holdings’ subsidiaries, including US Oncology. Holdings is a holding company and therefore depends on its subsidiaries to service its obligations under the notes and its other indebtedness. Holdings’ ability to repay the notes depends upon the performance of its subsidiaries and their ability to make distributions.

Holdings has no operations of its own and derives all of its revenues and cash flow from its subsidiaries. None of Holdings’ subsidiaries guarantee the Holdings Notes. Holdings’ subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Holdings Notes, or to make any funds available therefore, whether by dividend, distribution, loan or other payments, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets will be structurally subordinated to the claims of any subsidiary’s creditors, including trade creditors and holders of debt of those securities. As a result, the Holdings Notes are structurally subordinated to the prior payment of all of the debts (including trade payables) of Holdings’ subsidiaries. Holdings’ subsidiaries have a significant amount of indebtedness. Total consolidated liabilities of the Company, as of December 31, 2006, were $2,006.8 million, of which $1,079.1 million constituted US Oncology indebtedness, most of which will mature prior to the Holdings Notes. In addition, at February 22, 2007, US Oncology could increase its liabilities by borrowing up to an additional $136.7 million under its revolving credit facility. Holdings and its restricted subsidiaries may incur additional debt in the future, including under the senior secured credit facility.

Holdings depends on its subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the Holdings Notes. However, none of Holdings’ subsidiaries is obligated to make funds available to it for payment on the Holdings Notes. The terms of US Oncology’s indebtedness restrict US Oncology and certain of its subsidiaries from, in each case, paying dividends or otherwise transferring its assets to Holdings. Such restrictions include, among others, financial covenants, prohibition of dividends in the event of default and limitations on the total amount of dividends. In addition, legal and contractual restrictions in agreements governing other current and future indebtedness, as well as financial condition and operating requirements of Holdings’ subsidiaries, currently limit and may, in the future, limit Holdings’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of Holdings’ subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Holdings to make payments in respect of the Holdings Notes when such payments are due. In addition, even if such earnings were sufficient, we can not provide assurance that the agreements governing the current and future indebtedness of Holdings’ subsidiaries will permit such subsidiaries to provide Holdings with sufficient dividends, distributions or loans to fund interest and principal payments on the Holdings Notes when due.

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

Our principal stockholder’s interests may conflict with the interests of other stakeholders in the Company.

An investor group led by Welsh Carson IX owns approximately 65 percent of Holdings’ outstanding equity securities and controls a substantial portion of the voting power of such outstanding equity securities. Welsh Carson IX’s interests in exercising control over our business may conflict with the interests of other holders of our debt and equity securities.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our cost of financing or ability to obtain financing.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning as early as the time of filing our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Effective with the year ending December 31, 2008, such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

We have begun the system and process documentation and evaluation needed to comply with Section 404. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or it is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our cost of financing or our ability to obtain financing.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in Houston, Texas. We also lease a warehouse facility in Fort Worth, Texas to operate our distribution center including our oral oncology specialty pharmacy and mail order business. We or the affiliated practices own, lease or sublease the facilities where the clinical staffs provide medical services. We lease physician office space in addition to some of our cancer centers. We anticipate that, as our affiliated practices grow, expanded facilities will be required.

In addition to conventional medical office space, we have developed integrated cancer centers that are generally freestanding facilities in which a full range of outpatient cancer treatment services is offered in one facility. At December 31, 2006, we operated 80 integrated cancer centers and had three cancer centers under development. Of the 80 cancer centers in operation, 35 are leased and 45 are owned by us.

Item 3.	Legal Proceedings

Professional Liability Claims

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

U.S. Department of Justice Subpoena

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

Qui Tam Suits

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

Breach of Contract Claims

We and our network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, we are involved from time to time in disputes with, and claims by, our affiliated practices against us.

Specifically, we are involved in litigation with one formerly-affiliated net revenue model practice of 35 physicians. We initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law.

As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. During the first quarter of 2006, the practice represented 4.6% of our consolidated revenue. In October, 2006, we sold the property, plant and equipment to the practice for cash, at an amount that approximated its net book value at the time of sale. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or our management service agreement with this practice due to the ongoing dispute that existed at that time.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At December 31, 2006, the total receivable owed to us of $22.3 million is reflected on our balance sheet as other assets. Currently, certain amounts are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, certain amounts are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.3 million receivable recorded as other assets at December 31, 2006. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to incur expenses in connection with our litigation with the practice.

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

Certificate of Need Regulatory Action

During the third quarter of 2006, one of our affiliated practices in North Carolina lost (through state regulatory action) the ability, currently, to provide radiation services at its cancer center in Asheville. The practice continues to provide medical oncology services, but is not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice is appealing the regulatory action and is exploring other strategic alternatives with respect to radiation oncology and the utilization of the cancer center.

At December 31, 2006, our Consolidated Balance Sheet included net assets in the amount of $5.7 million related to this practice, which includes equipment in the amount of $1.5 million, a service agreement intangible asset in the amount of $0.9 million and working capital in the amount of $3.3 million. The construction of the cancer center used by this practice was financed as an operating lease and, as such, is not included on our balance sheet. At December 31, 2006, the lease had a remaining term of 20 years and the net present value of minimum future lease payments is approximately $7.1 million. In the event our appeal of the regulatory action or other efforts are unsuccessful, we may determine certain amounts related to this practice to be impaired. We do not believe the net assets of the cancer center are impaired as of December 31, 2006. Management will continue to monitor this matter.

Assessing the Company’s financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2006, the stockholders of US Oncology Holdings approved by written consent an amendment to the Company’s equity incentive plan to increase by 1,000,000 the number of shares available thereunder for the granting of stock options.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

An aggregate of 141,021,880 shares of our common stock and 15,886,908 shares of our participating preferred stock were issued and outstanding on December 31, 2006. There is no ready market for our common and participating preferred stock. Our common stock is held by approximately 380 holders.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of December 31, 2006, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security Holders:

2004 Equity Incentive Plan	3,581,500	$1.25	1,127,595
2004 Director Stock Option Plan	6,000	1.43	411,000

In addition to the options listed above, the 2004 Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted common stock. At December 31, 2006, the Company had issued 21,424,000 restricted shares, net of forfeitures, and 866,371 shares remained available for grant under this plan.

Recent Sales of Unregistered Securities

US Oncology Holdings, Inc. has issued unregistered securities during the period covered by this Annual Report. During the year ended December 31, 2006, 1,948,251 shares of participating preferred stock and 21,649,849 shares of common stock, were issued in a private placement to Morgan Stanley Principal Investments for aggregate cash proceeds of approximately $150.0 million. The purchaser was considered an “accredited investor” as defined in Rule 501 of Regulation D and, accordingly, the securities were exempt from registration requirements under the Securities Act pursuant to Rule 506 promulgated under the Securities Act.

In addition, the Company issued 1,242,000 options to purchase common stock and 600,000 shares of restricted common stock to employees and directors during 2006 in transactions exempt from registration under Rule 701 promulgated under the Securities Act.

Dividends

Holders of participating preferred shares are entitled to receive cumulative preferred dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly. Such dividends are not eligible to be paid in cash until a liquidation event, a qualified public offering, a change of control transaction or certain other events or actions. During the quarter ended December 31, 2006, US Oncology Holdings, Inc. declared a special dividend in the amount of $190.0 million to holders of its participating preferred and common stock which was paid in January 2007.

During the year ended December 31, 2006, accretion of this dividend amounted to $20.1 million.

Item 6.	Selected Financial Data

The selected consolidated financial information set forth below is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report. In the following tables, we include selected financial data of US Oncology and Holdings. With the exception of incremental interest expense associated with its $250.0 million floating rate notes and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology.

	US Oncology Holdings, Inc.						US Oncology, Inc.
	(Successor)			(Predecessor)			(Successor)			(Predecessor)
	Year Ended December 31,		Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year Ended December 31,		Year Ended December 31,		Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002	2006	2005	2004	2004	2003	2002
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Statement of Operations Data:
Product revenues	$1,822,141	$1,615,943	$490,222	$901,616	$1,204,673	$919,662	$1,822,141	$1,615,943	$490,222	$901,616	$1,204,673	$919,662
Services revenues	989,242	902,617	343,771	524,238	761,052	729,239	989,242	902,617	343,771	524,238	761,052	729,239

Total revenues	2,811,383	2,518,560	833,993	1,425,854	1,965,725	1,648,901	2,811,383	2,518,560	833,993	1,425,854	1,965,725	1,648,901
Cost of products	1,753,638	1,545,588	460,946	839,774	1,113,780	850,185	1,753,638	1,545,588	460,946	839,774	1,113,780	850,185
Cost of services:
Operating compensation and benefits	458,006	418,102	143,142	244,168	354,771	338,418	458,006	418,102	143,142	244,168	354,771	338,418
Other operating costs	274,665	245,630	100,987	144,220	218,402	208,798	274,665	245,630	100,987	144,220	218,402	208,798
Depreciation and amortization	69,351	67,414	21,096	37,375	51,926	46,701	69,351	67,414	21,096	37,375	51,926	46,701

Total cost of services	802,022	731,146	265,225	425,763	625,099	593,917	802,022	731,146	265,225	425,763	625,099	593,917

Total cost of products and services	2,555,660	2,276,734	726,171	1,265,537	1,738,879	1,444,102	2,555,660	2,276,734	726,171	1,265,537	1,738,879	1,444,102

General and administrative expense	77,180	72,357	30,159	40,676	68,442	63,229	76,948	72,008	30,159	40,676	68,442	63,229
Impairment, restructuring and other charges, net	—	—	—	—	1,652	150,060	—	—	—	—	1,652	150,060
Merger-related charges	—	—	8,330	9,625	—	—	—	—	8,330	9,625	—	—
Compensation expense under long-term incentive plan	—	14,507	—	—	—	—	—	14,507	—	—	—	—
Depreciation and amortization	13,983	17,504	6,254	13,198	22,152	25,158	13,983	17,504	6,254	13,198	22,152	25,158

	2,646,823	2,381,102	770,914	1,329,036	1,831,125	1,682,549	2,646,591	2,380,753	770,914	1,329,036	1,831,125	1,682,549

Income (loss) from operations	164,560	137,458	63,079	96,818	134,600	(33,648)	164,792	137,807	63,079	96,818	134,600	(33,648)

Other income (expense):
Interest expense, net	(117,088)	(102,543)	(27,842)	(10,931)	(19,508)	(21,291)	(92,870)	(84,174)	(27,842)	(10,931)	(19,508)	(21,291)
Minority interests	(2,388)	(2,003)	(106)	20	(159)	(1,424)	(2,388)	(2,003)	(106)	20	(159)	(1,424)
Loss on early extinguishment of debt	—	—	—	(38,272)	—	(13,633)	—	—	—	(38,272)	—	(13,633)
Other income	—	—	1,976	622	—	—	—	—	1,976	622	—	—

Income (loss) before income taxes	45,084	32,912	37,107	48,257	114,933	(69,996)	69,534	51,630	37,107	48,257	114,933	(69,996)
Income tax (provision) benefit	(18,926)	(13,823)	(15,355)	(21,939)	(44,277)	24,067	(27,509)	(20,652)	(15,355)	(21,939)	(44,277)	24,067

Net income (loss)	$26,158	$19,089	$21,752	$26,318	$70,656	$(45,929)	$42,025	$30,978	$21,752	$26,318	$70,656	$(45,929)

Item 6.	Selected Financial Data (continued)

	US Oncology Holdings, Inc.						US Oncology, Inc.
	(Successor)			(Predecessor)			(Successor)			(Predecessor)
	Year ended December 31,		Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,		Year ended December 31,		Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,
	2006	2005	2004	2004	2003	2002	2006	2005	2004	2004	2003	2002
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$20,517	$113,914	$91,745	$131,649	$231,274	$150,099	$43,639	$124,555	$91,744	$131,649	$231,274	$150,099
Investing activities	(110,768)	(90,234)	(1,195,840)	(50,339)	(87,617)	(55,996)	(110,768)	(90,234)	(22,884)	(50,339)	(87,617)	(55,996)
Financing activities	246,181	(18,242)	1,014,528	4,143	(94,172)	(19,074)	223,058	(28,883)	(158,428)	4,143	(94,172)	(19,074)

	US Oncology Holdings, Inc.					US Oncology, Inc.
	(Successor)			(Predecessor)		(Successor)			(Predecessor)
	As of December 31,			As of December 31,		As of December 31,			As of December 31,
	2006	2005	2004	2003	2002	2006	2005	2004	2003	2002
	(dollars in thousands)			(dollars in thousands)		(dollars in thousands)			(dollars in thousands)
Balance Sheet Data:
Working capital (1)	$261,796	$214,955	$186,577	$153,919	$204,554	$254,022	$215,421	$186,577	$153,919	$204,554
Total assets	2,366,494	2,118,974	2,031,798	1,175,019	1,154,406	2,359,982	2,111,047	2,031,798	1,175,019	1,154,406
Long term debt, excluding current maturities	1,319,664	1,230,871	978,937	188,412	272,042	1,069,664	980,871	978,937	188,412	272,042
Stockholders’ (deficit) equity	(18,037)	64,397	112,485	578,360	578,540	580,741	600,249	582,323	578,360	578,540

(1)	Working capital is computed as total current assets less total current liabilities.

Item 6.	Selected Financial Data (continued)

	US Oncology Holdings, Inc.						US Oncology, Inc.
	(Successor)			(Predecessor)			(Successor)			(Predecessor)
	Year ended December 31,		Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,		Year ended December 31,		Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,
	2006	2005	2004	2004	2003	2002	2006	2005	2004	2004	2003	2002
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Net income (loss)	$26,158	$19,089	$21,752	$26,318	$70,656	$(45,929)	$42,025	$30,978	$21,752	$26,318	$70,656	$(45,929)
Interest expense, net and other income	117,088	102,543	25,866	10,309	19,508	21,291	92,870	84,174	25,866	10,309	19,508	21,291
Income tax provision (benefit)	18,926	13,823	15,355	21,939	44,277	(24,067)	27,509	20,652	15,355	21,939	44,277	(24,067)
Depreciation and amortization	83,334	84,918	27,350	50,573	74,078	71,859	83,334	84,918	27,350	50,573	74,078	71,859
Amortization of stock compensation	2,149	3,883	4,056	—	—	—	2,149	3,883	4,056	—	—	—
Minority interest expense (1)	2,388	—	—	—	—	—	2,388	—	—	—	—	—

EBITDA (2)	$250,043	$224,256	$94,379	$109,139	$208,519	$23,154	$250,275	$224,605	$94,379	$109,139	$208,519	$23,154

Compensation expense under the long-term incentive plan	—	14,507	—	—	—	—	—	14,507	—	—	—	—
Merger-related charges	—	—	8,330	9,625	—	—	—	—	8,330	9,625	—	—
Loss on early extinguishment of debt	—	—	—	38,272	—	13,633	—	—	—	38,272	—	13,633
Impairment, restructuring and other charges, net	—	—	—	—	1,652	150,060	—	—	—	—	1,652	150,060
Changes in assets and liabilities	(97,934)	(18,650)	15,275	(490)	52,430	(15,819)	(90,679)	(19,898)	15,274	(490)	52,430	(15,819)
Minority interest expense (1)	—	2,003	106	(20)	159	1,424	—	2,003	106	(20)	159	1,424
Deferred income taxes	4,422	8,164	14,876	7,371	32,299	(25,129)	4,422	8,164	14,876	7,371	32,299	(25,129)
Interest expense, net and other income	(117,088)	(102,543)	(25,866)	(10,309)	(19,508)	(21,291)	(92,870)	(84,174)	(25,866)	(10,309)	(19,508)	(21,291)
Income tax (provision) benefit	(18,926)	(13,823)	(15,355)	(21,939)	(44,277)	24,067	(27,509)	(20,652)	(15,355)	(21,939)	(44,277)	24,067

Cash flow from operations	$20,517	$113,914	$91,745	$131,649	$231,274	$150,099	$43,639	$124,555	$91,744	$131,649	$231,274	$150,099

(1)	Effective January 1, 2006, minority interest expense was added back to net income for purposes of determining EBITDA.
(2)

For a definition of EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Non-GAAP Information.” The table above sets forth a reconciliation of EBITDA to net income and cash flow from operations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes thereto included elsewhere in this Annual Report. References to “fiscal year” refer to the period from January 1 to December 31 of the indicated year. To facilitate comparison, the twelve-month period ended December 31, 2004, which includes financial results preceding and succeeding the August Transactions, has been presented on a combined basis. Unless otherwise noted, references to EBITDA and the combined period have the meaning set forth under “Discussion of Non-GAAP Information.”

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

Our discussion includes various forward-looking statements about our markets, the demand for our services and products and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, refer to the section entitled “Part I—Introduction – Forward Looking Statements.”

BUSINESS OVERVIEW

US Oncology Holdings was formed in March 2004. Currently, its principal asset is 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings conducts all of its business through US Oncology and its subsidiaries which provide comprehensive services to a network of affiliated practices, consisting of 1,067 affiliated physicians in 425 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•

Medical Oncology Services. Under our comprehensive service arrangements, we act as the exclusive manager and administrator for non-medical business functions connected with our affiliated practices. As such, we are responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, information systems and capital allocation to facilitate growth in practice operations. We also purchase and manage specialty oncology pharmaceuticals for our affiliated practices. Annually, we are responsible for purchasing, delivering and managing more than $1.8 billion of pharmaceuticals through a network of 45 licensed pharmacies, 120 pharmacists and 299 pharmacy technicians.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

•

Cancer Center Services. We develop and manage comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. We have developed and operate 91 community-based radiation facilities, including 80 integrated cancer centers that include medical oncology and radiation oncology operations, and 11 radiation-only facilities. We also have installed and manage 33 Positron Emission Tomography (“PET”) systems including 12 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems. We also provide the comprehensive management and financial services described above in connection with the cancer centers.

•

Pharmaceutical Services. We contract with practices solely for the purchase and management of specialty oncology pharmaceuticals under our oncology pharmaceutical services (“OPS”) model, which does not encompass all of our other practice management services. OPS revenues are included in our pharmaceutical services segment. In addition to providing services to our network physicians, we capitalize on our network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America.

•

Research/Other Services. We facilitate a broad range of cancer research and development activities through our network, as part of our service offering to affiliated physicians. We contract with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. During 2006, we supervised 70 clinical trials supported by a network of 523 participating physicians in 179 research locations.

We provide these services to affiliated physicians through two business models: a comprehensive services model, under which we provide all of the above services under a single contract with one fee based on overall performance; and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase pharmaceutical services only. Most of our revenues, approximately 89.1% during 2006, are derived under the comprehensive services model.

2006 Financial Highlights

Challenges to our business resulting from the implementation of ASP-based reimbursement by Medicare in January, 2005 continued in 2006. In response to the changing reimbursement environment, we continued to diversify the revenues of our affiliated practices by investing in medical equipment and technology and we also diversified our revenues by broadening the range of services offered to pharmaceutical manufacturers through our pharmaceutical services segment. Through our development efforts, we increased the network by 73 physicians, net of departures from retirements and the disaffiliation of a 35 physician net revenue model practice. This disaffiliation substantially completed our efforts, originating in 2001, to convert affiliated practices to an economic model, based on practice earnings, that aligns our mutual interests.

Our pharmaceutical services segment was established effective January 1, 2006 to encompass existing pharmaceutical-oriented offerings, including our distribution center, group purchasing organization and OPS physician services, and to include our additional service offerings related to pharmaceuticals. For the year ended December 31, 2006, the pharmaceutical services segment generated operating income of $79.8 million compared to $42.6 million in the prior year. Growth over the prior year is associated predominantly with recently established service offerings, such as our distribution center which began limited operations in September, 2005. During 2006, the distribution center generated revenue of $1,945.0 million and, as of December 31, 2006, supplied over 90% of the pharmaceutical products utilized by our network of affiliated physicians. We also benefited from the contributions of our manufacturer-focused informational and support services, including marketing and analytical services launched internally and reimbursement services through AccessMed, Inc. which we acquired in July, 2006. In the pharmaceutical services area, each of the services we provide to manufacturers is separately negotiated, without regard to our purchasing and distribution functions. We also maintain distinct staffs and business organizations in connection to each service.

In 2006, our network increased by 73 physicians with over 50% of the growth occurring during the fourth quarter. Consequently, the increase in the size of the network is not yet fully reflected in our annual results of operations. In addition, four practices have already agreed to affiliations that will become effective in the first or second quarter of 2007. These four practices include two practices in new markets, Ohio and New York, as well as two practices joining existing affiliated

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

practices in Connecticut and South Carolina, which strengthen their market position. This growth also benefits the pharmaceutical services segment and, in particular, our distribution center, because of increased pharmaceutical volumes transacted through our facilities.

On December 21, 2006, we completed a $150.0 million private placement of common and preferred shares through which Morgan Stanley Principal Investments acquired approximately 14.7 percent of our common shares, on a fully diluted basis. On January 3, 2007, proceeds from the offering, along with $40.0 million of cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering.

Operating Challenges and Strategic Responses

The reimbursement environment has not remained static since the implementation of ASP-based reimbursement by Medicare, effect January 1, 2005. Further Medicare reductions, including lower reimbursement for diagnostic imaging services, have been announced. We expect that managed care payers may seek to reduce their reimbursement for oncology care as cancer-related spending continues to increase, due to both demographic trends and the expansion of treatment and supportive care alternatives. In response, we are developing comprehensive, evidence-based treatment programs that validate the efficacy of cancer care and encourage the efficient consumption of healthcare resources.

Throughout 2007, we will continue our process currently underway to improve the efficiency of practice operations, which includes assessing practice infrastructure costs and deploying enhanced workflow processes. Our objective is to both improve the quality and convenience of the patient care experience and to increase the cost-effectiveness with which it is delivered.

We will continue to focus on development efforts to expand the scale of our network, both through additional physician affiliations and through expansion of our pharmaceutical services. In August, 2006, we launched our specialty pharmacy business for oral medications, which is located at our distribution facility. This new capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing to reduce costs. Also in 2006, we began an oncology-focused continuing medical education program, delivered through seminars and webcasts, and typically funded by grants from pharmaceutical manufacturers. We expect each of these offerings launched in 2006 to contribute positively to our results of operations in 2007.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

The following table summarizes the purchase price allocation of the August Transactions (in millions):

Cash and equity contributed by WCAS and affiliates	$517.8
Total liabilities assumed	1,321.8
Fair value of assets acquired	(1,109.2)

Excess purchase price (goodwill)	$730.4

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

Leveraged Recapitalization

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Holdings’ long-term incentive plan, and Holdings incurred $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings.

Our Strategy

Our mission is to increase access to and advance the delivery of high-quality cancer care in America. We do this by offering services to physicians that enable them to provide cancer patients with a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology, diagnostic services, access to clinical trials, patient education and other services, primarily in a community setting. We aim to enhance efficiency and lower the cost infrastructure of our affiliated practices, while enabling them to continue to deliver quality patient care.

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

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2007 will be to:

•

Increase the financial strength of network practices by expanding their service offerings, consolidating their market position in their geographic markets and supporting clinical initiatives that help ensure the continued delivery of high quality and effective cancer care to their patients.

•

Further enhance the network’s ability to deliver high quality cancer care. The Practice Quality and Efficiency (“PQE”) initiative is being led and supported by the network’s National Policy Board and by various physician committees and task forces. The initiative includes implementing an evidence-based approach to medical decision making, defining the key elements of a comprehensive quality program, and enhancing practice capacity to treat new patients.

•	Expand the network’s evidence-based medicine initiative, Cancer Care Pathways, which continues to enjoy strong adoption among physicians and practices.

•	Continue implementation of iKnowMed, the Company’s oncology-specific electronic medical records system.

•

Comprehensive Cancer Care Management (“C3M”). During 2007, in parallel with the PQE initiative referenced above, the Company will initiate a program designed to provide a comprehensive array of patient support services designed to improve the quality of the patient experience during treatment and to provide direct patient support facilitating the patient’s transition to long-term survivorship or end-of-life care.

•	Market Focus. Through its Market Focus division, the Company provides a wide array of sophisticated clinical data management services and related products for pharmaceutical manufacturers and payers.

During 2005 we completed development of our pharmaceutical distribution operations as part of our strategy to broaden the range of services offered to affiliated practices and pharmaceutical manufacturers. We believe our own distribution operation gives us an opportunity to enhance efficiency within our network, and will afford us the opportunity to ensure the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient. In addition, the distribution center provides a platform to further expand our services related to oncology pharmaceuticals with the launch of our oral oncology specialty pharmacy and mail order business in

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

August, 2006 which allows us to respond to market needs and provide additional value including patient compliance programs and medication therapy management solutions.

Another key and ongoing initiative is expanding our network. We plan to grow in three ways. First, we seek to enter into comprehensive service agreements with practices in new markets and those where we already have a regional presence. By seeking new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. Second, we intend to grow our OPS network of physicians by continuing to offer and develop our OPS relationships. Third, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with already established practices. On a local level, this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

Economic Models

We provide comprehensive services to our network of affiliated practices, consisting of 1,067 affiliated physicians in 425 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. We provide these services through two economic models: a comprehensive services model, under which we provide all of our practice management services under a single contract with one fee based on overall performance; and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase only pharmaceutical services. Most of our revenues, approximately 89.1% during 2006, are derived under the comprehensive services model.

Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we are reimbursed for expenses that we incur in connection with managing a practice, including rent, pharmaceutical expense and salaries and benefits of non-physician employees of the practices, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes. To further align ours and our affiliated practices’ economic incentives, these fees are subject to downward adjustments to incentivize the affiliated practices’ efficient use of capital and efficiency in pharmaceutical ordering and management through our distribution facility. During the year ended December 31, 2006, 86.7% of our revenue was derived from comprehensive service agreements related to practices managed under the earnings model. The remainder of our comprehensive service agreements for our current practices accounting for 1.2% of 2006 revenue, are under the net revenue model or, as required in some states, on a fixed management fee basis. Under our comprehensive services model, we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally control and manage the non-medical business functions of such practices, while our affiliated physicians control all medical functions.

The net revenue model does not appropriately align our and our affiliated practices’ economic incentives, since the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, we have sought to convert net revenue model practices to the earnings model since the beginning of 2001 and no longer enter into new affiliations under the net revenue model. On April 18, 2006 we terminated our relationship with the only large net revenue practice remaining in our network. This practice constituted 1.2% and 4.5% of our consolidated revenue and 0.2% and 3.6% of our EBITDA for the years ended December 31, 2006 and 2005, respectively.

To help manage the affairs of our affiliated practices under the comprehensive services model and facilitate communication with our affiliated physicians, each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. The board’s responsibilities include strategic planning, decision-making and preparation of an annual budget. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. We are responsible for all non-medical decisions, including billing, information systems management and marketing.

Under our OPS agreements which represent 9.1% of revenue during the year ended December 31, 2006, fees include payment for pharmaceuticals and supplies used by the practice, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. For example, we may receive a percentage of the cost of pharmaceuticals purchased by a practice or a fee for mixing pharmaceuticals. Rates for our services typically are based on the level of services required by the practice. Under the OPS model, the particular service we provide determines whether or not we own or lease the real and personal property used by our affiliated practices, and which management functions we control.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Concentrations of Risk

One affiliated practice, Texas Oncology, P.A. (“Texas Oncology”) represented approximately 25% of our revenue for the years ended December 31, 2006, 2005 and 2004. We generally perceive our relationship with this practice to be positive, but if the relationship was to deteriorate, or the practice was to disaffiliate, we would experience a material, adverse impact on our results of operations and financial condition.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a very limited number of manufacturers. During 2006, approximately 50% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five manufacturers. In addition, a limited number of manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these manufacturers are typically for one to three years and certain agreements are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly based on specified volume levels or a specified level of use of a specific drug as a percentage of overall use of drugs within a given therapeutic class. In some cases, compliance with the contract is measured on an annualized basis and pricing concessions are given in the form of rebates payable at the end of the measurement period. Unanticipated changes in usage patterns, including the introduction of standardized treatment regimens or clinical pathways, by our affiliated practices, that disfavor a given drug, could result in lower-than-anticipated utilization of a given pharmaceutical product, and cause us to fail to attain the performance levels required to earn rebates. A departure of a significant number of physicians from our network could also cause us to fail to reach contract targets. Failure to attain performance levels could result in our not earning rebates, including cost-reductions that may already have been reflected in our financial statements based on our prior assessment as to the likelihood of attaining such reductions. Furthermore, certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our pricing on several products could be adversely impacted based upon our failure to meet predetermined targets with respect to any single product. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the years ended December 31, 2006 and 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), the affiliated practices derived approximately 37.8%, 39.0%, 41.3%, and 41.6%, respectively, of their net patient revenue from services provided under the Medicare program (of which 3.0%, 2.1%, 3.3%, and 3.5%, respectively, relates to Medicare managed care programs) and approximately 3.1%, 2.9%, 2.6%, and 2.5%, respectively of their net patient revenue from services provided under state Medicaid programs. Medicare is our affiliated practices’ largest payer. Under these managed care programs, Medicare contracts with third-party payers to administer health plans for Medicare beneficiaries. Under such programs, physicians are reimbursed at negotiated rates (rather than the Medicare fee schedule) and the payer is a third-party, rather than the Medicare program itself. The practices have agreements with one additional payer that represents more than 10% of net revenues. That payer represented 11% of net revenues in 2006 and less than 10% in 2005 and 2004. No other single payer accounted for more than 10% of our revenue during the years ended December 31, 2006, 2005 and 2004. Certain of our individual affiliated practices, however, have contracts with payers accounting for more than 10% of their revenue.

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Effective January 1, 2005, Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network. Medicare now pays oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”) minus 15%. This shift in reimbursement methodology represented approximately a 15% reduction in reimbursement paid for oncology pharmaceuticals as of January 1, 2005, as compared to 2004 levels. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a decline of approximately 7.5% in Medicare reimbursement during the year ended December 31, 2005 and an increase of approximately 1.2% in Medicare reimbursement during the year ended December 31, 2006, over 2005 levels.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Adoption of ASP pricing by Medicare, combined with the importance of pharmaceuticals to our business and concentration of our purchases with a limited number of manufacturers, represents a significant risk for the Company. Nearly all of our pricing advantage relative to ASP is derived from purchases of drugs from a very small number of manufacturers.

Implementation of ASP-based reimbursement has reduced the amount of differential pricing that is available to us from pharmaceutical manufacturers, which is one of our key competitive strengths.

Medicare Demonstration Project

The decline in oncology pharmaceutical reimbursement has been partially offset by payments for certain data relating to symptom management for cancer patients (“the Medicare Demonstration Project”). For 2005, the Medicare Demonstration Project was projected by CMS to add an aggregate of $260 million in Medicare payments to oncologists across the United States. The project continued for 2006, however it included substantial revisions to gather more specific information relevant to the quality of care for cancer patients. Reporting for 2006 was not specific to chemotherapy, but instead was focused on physician evaluation and management. The reduced reimbursement under the Medicare Demonstration Project negatively impacted pre-tax income in 2006 by approximately $6.8 million. The Oncology Medicare Demonstration Project has expired as of December 31, 2006, and the reduced reimbursement will negatively impact 2007 pre-tax income by an estimated $2.6 million based on results for the year ended December 31, 2006. This impact could be offset by the current CMS evaluation of a Medicare Demonstration Project also a Physician Voluntary Reporting Program (“PVRP”) beginning July 1, 2007, but the specifics for oncology are unknown at this time.

Competitive Acquisition Program

CMS was required to implement the Competitive Acquisition Program (“CAP”) in 2006, whereby physician practices could elect to have an external supplier both provide the drugs and biologicals administered in the physician’s office to the patient and to bill and collect from Medicare. One approved vendor chose to participate in the program and the program was effective for physician practices on August 1, 2006. CMS and the U.S. Congress are monitoring the effectiveness and viability of the program based on the number of physicians who have chosen to contract with this vendor. US Oncology affiliated practices have not elected to participate in this program.

Reimbursement for Physician Services

Medicare reimbursement for services of physicians is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). RVUs are intended to reflect the intensity of the physicians’ work, practice expenses and geographic variations in costs. The units are converted into a dollar amount of reimbursement through a conversion factor. CMS updates the conversion factor each year based on a formula. For 2006, application of the formula resulted in a 4.4% decrease in the conversion factor, and when combined with a modification for budget neutrality, the conversion factor was slated to decrease by 4.5%. As of January 1, 2006 this decrease went into effect and claims were paid at the lower amount. On February 1, 2006 Congress passed, and on February 8, 2006 the President signed into law, the Deficit Reduction Act (“DRA”) that contained a provision freezing the Conversion Factor for 2006 at 2005 levels. CMS reprocessed claims with 2006 dates of service that were paid at the lower Conversion Factor and reimbursed providers at the higher rate. Although the provision freezing the conversion factor was effective only for 2006, in December 2006 Congress overruled the regulatory-mandated formula-driven conversion factor for 2007, maintaining the Medicare conversion factor for physician services at the 2006 conversion factor rates.

On November 1, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units under the Physician Fee Schedule and Proposed Changes to the Practice Expense (PE) Methodology. The Work RVU changes were implemented in full beginning January 1, 2007, while the PE Methodology changes will be phased in over a four-year period (2007 to 2010). Significant Final Rule changes included increases to E & M reimbursement, adoption of a “bottom-up” payment methodology for calculating direct practice costs, modifications to the methodology used to calculate indirect practice costs, and elimination of the “non-physician work pool” (which is currently used to calculate practice expense RVUs for services without physician involvement, such as radiation oncology treatment planning), and substitution, instead, with reimbursement using the standard methodology.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For 2007, we estimate that the rule will result in a 1.8% increase in overall Medicare non-drug reimbursement, (or approximately $2.0 million of pre-tax income), based on our affiliated physicians’ practice patterns for 2006. This is comprised of a 2.3% increase in radiation oncology reimbursement and a 1.8% increase in non-drug medical oncology reimbursement. When fully implemented in 2010, we would expect a 4.1% increase in Medicare reimbursement for all non-drug services, compared to 2006, comprised of a 13% increase in radiation oncology reimbursement and a 0.1% decrease in non-drug medical oncology reimbursement. Some managed care contracts linked to Medicare reimbursement would also increase ratably.

Imaging Reimbursement

The Deficit Reduction Act also contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services has been capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. Since Congress did not include a provision in the Tax Relief and Healthcare Act of 2006 to revise the DRA Imaging provision, Medicare reimbursement, effective January 1, 2007, is limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for PET, PET/CT and CT services. By applying the 2007 reimbursement levels to 2006 results, pre-tax income would be expected to decrease by an estimated $6-7 million.

General Reimbursement Matters

Other reimbursement matters that could impact our future results include the risk factors described herein, as well as:

•	changes in our business, including new cancer centers, PET system installations or otherwise expanding operations of affiliated physician groups;

•	the extent to which non-governmental payers change their reimbursement rates or implement other initiatives, such as pay for performance, or change benefit structures;

•	changes in practice performance or behavior, including the extent to which physicians continue to administer drugs to Medicare patients, or changes in our contracts with physicians;

•	changes in our cost structure or the cost structure of affiliated practices, including any change in the prices our affiliated practices pay for drugs; and

•	any other changes in reimbursement or practice activity that are unrelated to the prescription drug legislation.

Summary

Congress overruled the regulatory-mandated formula-driven conversion factor for 2007 to remain at the 2006 conversion factor rate. The Deficit Reduction Act (“DRA”) imaging reimbursement reductions are effective January 1, 2007, and the Company estimates a decrease in pre-tax income of $6-7 million for 2007, based on the application of the new rates to 2006 results. The Medicare Oncology Demonstration Project expired as of December 31, 2006, and pre-tax income for 2007, as a result, is estimated to decrease by $2.6 million. These decreases are offset, in part, by increases in reimbursement of approximately 1.8% in overall non-drug reimbursement (or $2.0 million of pre-tax income) relating to Work RVU and PE Methodology changes, referred to previously.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

We believe the following accounting policies represent management’s most significant, complex or subjective judgments and are most critical to reporting our financial condition and results of operations. Refer to Note 3, “Summary of Significant Accounting Policies”, to our Consolidated Financial Statements for a more detailed discussion of such policies.

Our critical accounting policies and estimates include:

•	Revenue from affiliated practices

•	Valuation of accounts receivable

•	Stock-based compensation

•	Impairment of long-lived assets

•	Volume-based pharmaceutical rebates

Revenue from Affiliated Practices

A majority of our revenues, 89.1% for the year ended December 31, 2006, are derived through comprehensive service agreements with affiliated practices under which we are compensated on either the net revenue or earnings model. Through these agreements, our management fee is derived as a portion of the earnings or, in limited circumstances net revenue, of affiliated practices, net of any amounts retained by the practices for payment of compensation to the practices’ physicians and certain other direct costs.

Therefore, although we are not directly involved in providing healthcare services to cancer patients, our results are highly correlated to the results of our affiliated practices which provide such care. Our affiliated practices recognize revenue based on gross billings, net of allowances for contractual adjustments and uncollectible accounts. Contractual adjustments are necessary to reduce gross billings to amounts that will be paid by individual payers under terms of specific arrangements with the affiliated practices. These payers include Medicare, Medicaid, managed care and other health plans. Payments from these payers are subject to regulatory change, in the case of Medicare and Medicaid, or periodic renegotiation, in the case of managed care and other health plans. Additionally, charges to third party payers are often subject to review, and possibly audit, by the payer, which may result in a reduction in fees recognized for billed services. While we believe our affiliated practices appropriately record contractual allowances and provision for doubtful accounts in the determination of revenue, the process includes an inherent level of subjectivity. Typically, adjustments to their revenue for these matters, and ultimately our service fees, have not been significant and are recorded in the period when such adjustments occur.

Our revenue is net of amounts retained by practices for payment of salaries and bonuses to affiliated physicians. Many of our affiliated practices participate in a bonus program that is intended to create a mutually-aligned incentive to appropriately utilize resources and deploy capital by providing a reduction in, or rebate of, management fees payable to us. Practices participate in this program only when specified earnings and returns on invested capital targets are met. These targets are generally based upon the annual practice results and are computed in accordance with our service agreement with the practice. Additionally, effective July 1, 2006, to promote continued support of initiatives in the pharmaceutical services segment, we initiated a program to reduce management fees paid by affiliated practices based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the segment.

Physician practices that enter into comprehensive service agreements receive pharmaceutical products as well as a broad range of practice management services. These products and services represent multiple deliverables provided under a

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

single contract for a single fee. We have analyzed the components of the contract attributable to the provision of products and the provision of services and attributed fair value to each component. For revenue recognition purposes, product revenue and service revenue have each been accounted for separately.

Product revenue consists of sales of pharmaceuticals to affiliated practices under comprehensive service agreements or under the OPS model. Under all our arrangements with affiliated practices, we agree to furnish the practice with pharmaceuticals and supplies. In certain cases, we take legal title to the pharmaceuticals and resell them to practices. In other cases, title to the pharmaceuticals passes directly from our supplier to the practices under arrangements negotiated and managed by us pursuant to our service agreements with practices. Because we act as principal, product revenue is recognized as (i) the cost of the pharmaceutical (which is reimbursed to us pursuant to all of our contractual arrangements with physician practices) plus (ii) an additional amount. Under the OPS model, this additional amount is the actual amount charged to practices because all of the services provided under this model are directly related to and not separable from the delivery of pharmaceutical products. Comprehensive service agreements do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects our estimate of the portion of our service fee that represents fair value relative to product sales and is based upon the terms upon which we offer pharmaceutical services under our OPS model. Service revenue consists of our revenue, other than product revenue, under our service agreements with affiliated practices and for our services provided to customers other than affiliated physicians.

Valuation of Accounts Receivable

Reimbursements relating to healthcare accounts receivable, particularly governmental receivables, are complex and change frequently, and could, in the future, adversely impact our ability to collect accounts receivable and the accuracy of our estimates.

To the extent we are legally permitted to do so, we purchase accounts receivable generated by treating patients from our comprehensive services affiliated practices. We purchase these receivables at their estimated net realizable value, which in management’s judgment is the amount that we expect to collect, taking into account contractual agreements that reduce gross fees billed and allowances for accounts that may otherwise be uncollectible. If we determine that accounts are uncollectible after purchasing them from a practice, our contracts require the practice to reimburse us for the additional uncollectible amount. Such reimbursement however, reduces the practice’s earnings for the applicable period. Because our management fees are partly based upon practice earnings, this adjustment would also reduce our future service fees. Typically, the impact of the adjustment on our fees has not been significant.

We maintain decentralized billing systems, which vary by individual practice. We continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers, such as recent changes in Medicare reimbursement.

Stock-based Compensation

We have two stock-based employee compensation plans, which are described more fully in Note 12 to our Consolidated Financial Statements. Effective January 1, 2006, we began accounting for these plans under the recognition and measurement principles of FASB No. 123R, “Share-Based Payment” by applying the prospective transition method. The adoption of SFAS 123R did not have a material effect on our financial condition or results of operations. Upon adopting SFAS 123R, the Company reclassified the unamortized balance of deferred compensation associated with outstanding restricted share awards to additional paid-in-capital. We have not recognized compensation expense related to option awards granted prior to 2006 as their exercise price was equal to the estimated fair value of an underlying share on the date of grant and the awards have not been subsequently modified. At December 31, 2006, under these plans, we had issued stock-based employee compensation in the form of 21,424,000 restricted shares and 3,581,500 options to purchase common stock, net of forfeitures. In 2006, we recognized compensation expense amounting to $2.1 million primarily to amortize the fair value of restricted stock awards over the expected service period to which the awards relate.

Because our equity is not traded in an active market, we estimate its fair value for purposes of assigning value to stock-based compensation awarded to employees. Our estimates are based upon independent third-party appraisals. Such

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

appraisals involve an inherent measure of subjectivity and are based, in part, on expectations regarding future financial performance.

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

Impairment of Long-Lived Assets

As of December 31, 2006, the carrying value of fixed assets, service agreement intangibles and goodwill was $393.3 million, $240.1 million and $757.9 million, respectively. These assets, collectively, represent 58.9% of our total assets.

As a result of the August Transactions, we recorded our fixed assets at their estimated fair value, revalued intangible assets related to our comprehensive service agreements with affiliated practices and recorded goodwill related to the excess purchase price over the value of identifiable net assets. In the third quarter of 2006, the Company recorded an adjustment to certain assets classified as buildings and land that had been incorrectly recorded at the date of the August Transactions. To correct this error, the Company reduced the cost of the buildings and land by $11.8 million and $1.9 million, respectively, which was offset by an increase to goodwill of $13.7 million. The correction was recorded in 2006 rather than restating previously issued financial statements as management concluded that the impact on prior years was not material.

In July 2006, the Company acquired 100% of the outstanding capital stock of AccessMed Holdings, Inc., the parent company of AccessMed, Inc. (collectively “AccessMed”), for cash consideration of $31.4 million, net of cash acquired. The total purchase price was allocated to AccessMed’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net assets was recorded as goodwill, and amounted to $27.5 million.

The carrying values of our fixed assets and service agreement intangibles are reviewed for impairment when events or changes in circumstances indicate their recorded value may not be recoverable. We test goodwill for impairment on an annual basis or more frequently if events or circumstance arise that indicate the recorded value may not be recoverable. For goodwill, our impairment analysis requires an estimate of fair value for each of our reportable segments. For this analysis, we determine fair value based upon widely accepted valuation techniques, including the use market multiple analysis, and consider a number of factors including the segment’s historical operating results, projected results, future operating plans and market data. No impairment charges were recorded during the years ended December 31, 2006, 2005 or 2004.

Volume-based Pharmaceutical Rebates

Several of our agreements with pharmaceutical manufacturers provide for discounts in the form of volume-based rebates, which are payable at the end of a stipulated measurement period. Certain agreements also provide rebates based upon market share data. At December 31, 2006 and 2005, we had recorded a rebate receivable of $86.3 million and $71.6 million, respectively. Rebates earned from manufacturers are subject to review and final determination based upon the manufacturer’s analysis of usage data and contractual terms. Certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our rebates on several products could be impacted based upon our failure to meet predetermined targets with respect to any single product. Additionally, contractual measurement periods may not necessarily coincide with our fiscal periods.

We accrue rebates, and record a reduction to cost of products, based upon our internally monitored usage data and our expectations of usage during the measurement period for which rebates are accrued, in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Rebate estimates accrued prior to invoicing manufacturers (which generally occurs 10-30 days after the end of the measurement period) are revised to reflect actual usage data for the measurement period being invoiced. For certain agreements, we record market share rebates at the time we invoice the manufacturer, as information necessary to reliably assess whether such amounts will be earned is not available until that time. Our billings are subject to review, and possible adjustment, by the manufacturer. Adjustments to estimates of rebates earned, based on manufacturers’ review of such billings, have not been material to our financial position or results of operations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. SFAS 123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. The scope of SFAS 123R encompasses a wide range of share-based compensation arrangements, including stock options, restricted stock plans, performance-based awards, share appreciation rights, and employee stock purchase plans. As an entity whose debt securities trade in a public market but that does not have equity securities that trade in a public market, we are a nonpublic entity under the definitions in SFAS 123 and SFAS 123R. For nonpublic companies, SFAS 123R was effective for annual periods beginning after December 31, 2005.

Statement 123 permitted a nonpublic entity to measure its equity awards using either a fair value method or the minimum value method. Unlike a fair value method, such as the Black-Scholes option valuation model, the minimum value method does not consider the volatility-related value of an option. We applied the minimum value method to options granted in connection with, and subsequent to, the August Transactions. SFAS 123R requires nonpublic companies that used the minimum value method to apply the prospective transition method upon adoption of the standard. Under this method, no compensation expense was recognized for options awarded prior to January 1, 2006 because these awards had not been modified subsequent to the adoption of the standard. Because we are required to apply the prospective transition method, adoption of SFAS 123R did not have a material effect on our financial condition or results of operations during the year ended December 31, 2006. Upon adopting SFAS 123R, the Company reclassified the unamortized balance of deferred compensation associated with outstanding restricted share awards to additional paid-in-capital.

We have applied the Black-Scholes method to value awards granted after January 1, 2006. Because we do not have publicly-traded equity, we develop a volatility assumption to be used for option valuation based upon an index of publicly-traded peer companies. Based upon the calculated fair value of share options, compensation cost is recognized over the period the employee is required to provide service, usually the vesting period, for the related awards.

In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements. We have applied the guidance of this SAB in adopting SFAS 123R without material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. This pronouncement was adopted beginning in fiscal year 2006 and adoption of the pronouncement had no effect on the Company’s financial position or results of operations.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, that the adoption of FIN 48 will have on the Company’s financial position, results of operations and cash flows.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement does not require new fair value measurements, however for some entities, the application of this Statement will change current practice. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt this Statement as required, and adoption is not expected to have a material impact on the Company’s results of operations or financial condition.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective January 1, 2008. We have not yet determined the impact, if any, from the adoption of SFAS No. 159.

In December 2006, the SEC issued interim final rules amending the disclosure requirements for executive and director compensation. Although the rules remained open for comment through the end of January 2007, the rules were effective December 29, 2006. Adoption of these rules has no impact on the Company’s results of operations or financial position as the rules relate only to disclosure, which has been incorporated within Item 11, “Executive Compensation”, of this filing.

Discussion of Non-GAAP Information

In this Annual Report, the Company uses the term “EBITDA” which represents earnings before interest, taxes, depreciation, amortization (including amortization of stock-based compensation), and minority interest. EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in the Company’s GAAP-based financial statements. A reconciliation of EBITDA to the Consolidated Statement of Operations and Comprehensive Income and the Consolidated Statement of Cash Flows is included in this annual report.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. The Company’s senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. Management believes that EBITDA is useful to investors, since it provides investors with additional information that is not directly available in a GAAP presentation.

As a non-GAAP measure, EBITDA should not be viewed as an alternative to the Company’s income from operations, as an indicator of operating performance, or the Company’s cash flow from operations as a measure of liquidity. For example, EBITDA does not reflect:

•	the Company’s significant interest expense, or the cash requirements necessary to service interest and principal payments on the Company’s indebtedness;

•

cash requirements for the replacement of capital assets being depreciated and amortized, which typically need to be replaced in the future, even though depreciation and amortization are non-cash charges;

•	changes in, or cash equivalents available for, the Company’s working capital needs;

•	the Company’s cash expenditures, or future requirements, for other capital expenditure or contractual commitments; and

•	the fact that other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Despite these limitations, management believes that EBITDA provides investors and analysts with a useful measure of liquidity and financial condition unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Management compensates for these limitations by relying primarily on the Company’s GAAP results and using EBITDA as a supplement for comparative purposes and for analyzing compliance with the Company’s loan covenants.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Operations and Comprehensive Income and the percentages of revenue represented by certain items reflected herein. The following information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

	US Oncology Holdings, Inc.						US Oncology, Inc.
	Year Ended December 31, 2006		Year Ended December 31, 2005		Combined Twelve Months Ended December 31, 2004		Year Ended December 31, 2006		Year Ended December 31, 2005		Combined Twelve Months Ended December 31, 2004
Product revenues	$1,822,141	64.8%	$1,615,943	64.2%	$1,391,838	61.6%	$1,822,141	64.8%	$1,615,943	64.2%	$1,391,838	61.6%
Service revenues	989,242	35.2	902,617	35.8	868,009	38.4	989,242	35.2	902,617	35.8	868,009	38.4

Total revenues	2,811,383	100.0	2,518,560	100.0	2,259,847	100.0	2,811,383	100.0	2,518,560	100.0	2,259,847	100.0

Cost of products	1,753,638	62.4	1,545,588	61.4	1,300,720	57.6	1,753,638	62.4	1,545,588	61.4	1,300,720	57.6
Cost of services:
Operating compensation and benefits	458,006	16.3	418,102	16.6	387,310	17.1	458,006	16.3	418,102	16.6	387,310	17.1
Other operating costs	274,665	9.7	245,630	9.8	245,207	10.9	274,665	9.7	245,630	9.8	245,207	10.9
Depreciation and amortization	69,351	2.5	67,414	2.7	58,471	2.6	69,351	2.5	67,414	2.7	58,471	2.6

Total cost of services	802,022	28.5	731,146	29.1	690,988	30.6	802,022	28.5	731,146	29.1	690,988	30.6

Total cost of products and services	2,555,660	90.9	2,276,734	90.5	1,991,708	88.2	2,555,660	90.9	2,276,734	90.5	1,991,708	88.2

General and administrative expense	77,180	2.7	72,357	2.9	70,835	3.1	76,948	2.7	72,008	2.9	70,835	3.1
Compensation expense under long-term incentive plan	—	—	14,507	0.6	—	—	—	—	14,507	0.6	—	—
Merger-related charges	—	—	—	—	17,955	0.8	—	—	—	—	17,955	0.8
Depreciation and amortization	13,983	0.5	17,504	0.7	19,452	0.8	13,983	0.5	17,504	0.7	19,452	0.8

Total costs and expenses	2,646,823	94.1	2,381,102	94.7	2,099,950	92.9	2,646,591	94.1	2,380,753	94.7	2,099,950	92.9

Income from operations	164,560	5.9	137,458	5.3	159,897	7.1	164,792	5.9	137,807	5.3	159,897	7.1

Other income (expense):
Interest expense, net	(117,088)	(4.2)	(102,543)	(4.0)	(38,773)	(1.7)	(92,870)	(3.3)	(84,174)	(3.3)	(38,773)	(1.7)
Minority interests	(2,388)	(0.1)	(2,003)	(0.1)	(86)	—	(2,388)	(0.1)	(2,003)	(0.1)	(86)	—
Loss on early extinguishment of debt	—	—	—	—	(38,272)	(1.7)	—	—	—	—	(38,272)	(1.7)
Other income	—	—	—	—	2,598	0.1	—	—	—	—	2,598	0.1

Income before income taxes	45,084	1.6	32,912	1.2	85,364	3.8	69,534	2.5	51,630	1.9	85,364	3.8
Income tax provision	(18,926)	(0.7)	(13,823)	(0.5)	(37,294)	(1.7)	(27,509)	(1.0)	(20,652)	(0.8)	(37,294)	(1.7)

Net income	$26,158	0.9%	$19,089	0.7%	$48,070	2.1%	$42,025	1.5%	$30,978	1.1%	$48,070	2.1%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of incremental interest expense associated with its $250.0 million floating rate notes and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs, which include general and administrative and interest expense, we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs related to Holdings.

General.

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

•

Oncology pharmaceutical services fees. Under our OPS agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we pay the pharmaceutical manufacturers, and a service fee for the pharmacy-related services we provide.

•

GPO, data and other pharmaceutical service fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (“GPO”) for our affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect, compile and analyze, as well as fees for other services we provide to pharmaceutical companies, including reimbursement support.

•

Clinical research fees. We receive fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

A portion of our revenue under our comprehensive service agreements and our OPS arrangements with affiliated practices is derived from sales of pharmaceutical products and is reported as product revenues. Our remaining revenues are reported as service revenues. Physician practices that enter into comprehensive service agreements with us receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables rendered under a single contract, with a single fee. We have analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component.

We retain all amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of their revenues our affiliated practices are entitled to retain by subtracting accrued practice expenses and our accrued fees from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. The amounts we remit to physician groups are excluded from our revenue, because they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we assist in financing their working capital.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

As of December 31, 2006, 2005, and 2004, we have affiliated with the following number of physicians (including those under OPS arrangements), by specialty:

	As of December 31,
	2006	2005	2004
Medical oncologists/hematologists	874	810	764
Radiation oncologists	146	140	127
Other oncologists	47	44	39

Total physicians	1,067	994	930

The following tables set forth the sources of growth in the number of affiliated physicians under both comprehensive and OPS agreements:

Comprehensive Service Agreements	As of December 31,
	2006	2005	2004
Affiliated physicians, beginning of period	856	797	793
Physician practice affiliations	27	41	14
Recruited physicians	61	63	57
Physician practice separations	(35)	(5)	(33)
Retiring/Other	(40)	(43)	(34)
Net conversions from (to) OPS agreements	10	3	—

Affiliated physicians, end of period	879	856	797

OPS Agreements	As of December 31,
	2006	2005	2004
Affiliated physicians, beginning of period	138	133	104
Physician practice affiliations	85	34	58
Physician practice separations	(18)	(23)	(22)
Retiring/Other	(7)	(3)	(7)
Net conversions from (to) comprehensive service agreements	(10)	(3)	—

Affiliated physicians, end of period	188	138	133

Total affiliated physicians	1,067	994	930

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	As of December 31,
	2006	2005	2004
Cancer centers, beginning of period	83	83	78
Cancer centers opened (1)	2	4	6
Cancer centers closed (2)	(5)	—	(1)
Cancer centers recategorized (3)	—	(4)	—

Cancer centers, end of period	80	83	83

Radiation-only facilities, end of period	11	11	5

Total radiation oncology facilities (4)	91	94	88

PET systems (5)	33	30	27

(1)	Cancer centers opened during 2005 restated to exclude one cancer center in which the Company and/or its affiliated practice participated in a joint venture with a hospital system.
(2)	In 2006, four cancer centers closed due to practice separations and one cancer center became part of a non-consolidating joint venture.
(3)	In 2005, the Company refined its definition of integrated cancer centers resulting in 4 locations being recategorized as radiation-only facilities
(4)	Radiation facilities at the end of 2005 and 2004 restated to exclude three facilities in which the Company and/or its affiliated practice participated in a joint venture with a hospital system.
(5)	Includes 12, 8 and 4 PET/CT systems at December 31, 2006, 2005 and 2004, respectively.

The following table sets forth the key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service arrangements per operating day:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Combined Twelve Months Ended December 31, 2004
Medical oncology visits	9,793	9,356	9,267
Radiation treatments	2,698	2,644	2,503
IMRT treatments (included in radiation treatments)	489	385	257
PET scans	163	145	114
CT scans	669	574	425
New patients enrolled in research studies	2,723	3,363	2,968

The following discussion compares our results of operations for the years ended December 31, 2006, 2005 and 2004. To facilitate comparison by providing financial information for a comparable period, the twelve-month period ended December 31, 2004, which includes financial results preceding and succeeding the August Transactions, has been presented on a combined basis. Such combination does not comply with GAAP, which requires the successor period be presented separately from the predecessor period, because purchase accounting adjustments may make the successor period not comparable to the predecessor period.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Revenue.

Revenue by segment is presented in the following table (in thousands):

	Year Ended December 31,				Combined Twelve Months Ended December 31,
	2006	2005(1)	Change		2004	Change
Medical oncology services	$2,080,434	$1,893,271	9.9%		$1,766,366	7.2%
Cancer center services	323,917	292,472	10.8%		252,855	15.7%
Pharmaceutical services	1,995,664	626,498	nm	(3)	190,063	nm (3)
Research and other services	53,220	43,579	22.1		50,563	(13.8)
Eliminations (2)	(1,641,852)	(337,260)	nm	(3)	—	nm (3)

Total revenue	$2,811,383	$2,518,560	11.6		$2,259,847	11.4

As a percentage of revenue:
Medical oncology services	74.0%	75.2%			78.2%
Cancer center services	11.5	11.6			11.2
Pharmaceutical services	71.0	24.9			8.4
Research and other services	1.9	1.7			2.2
Eliminations (2)	(58.4)	(13.4)			—

Total revenue	100.0%	100.0%			100.0%

(1)	Prior years have been reclassified to conform with current year segment presentation.
(2)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment). The distribution center began operations, on a limited basis, in September, 2005.

(3)	Not meaningful.

Medical Oncology Services Revenue.

Medical oncology services revenue increased 9.9% to $2,080.4 million for the year ended December 31, 2006 from $1,893.3 million for the year ended December 31, 2005. The increase reflects pharmaceutical revenue growth in our network of affiliated medical oncologists and growth on a per physician basis. Excluding the impact of practice disaffiliations in 2006 and 2005, medical oncology visits increased approximately 7.5% from 2005. Partially offsetting pharmaceutical growth were lower reimbursement rates, primarily associated with the implementation of average sales price (“ASP”) based reimbursement under Medicare, a reduction in payments under the Medicare Demonstration Project, a reduction in management fees paid by affiliated practices designed to encourage efficient behavior in connection with pharmaceutical ordering through our distribution business that became effective in July, 2006 (see discussion which follows regarding this reduction) and the departure of our last large net revenue model practice in April, 2006 (see Item 3. Legal Proceedings.)

The involvement of affiliated practices in our medical oncology services segment is important to the success of our pharmaceutical services segment. Effective July 1, 2006, to promote continued support of initiatives in this area, we initiated a program to reduce management fees paid by affiliated practices based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the pharmaceutical services segment. Management fees were reduced by $8.9 million for the six months ended December 31, 2006.

Effective January 1, 2005, Medicare implemented ASP-based reimbursement for pharmaceuticals administered in physician offices. The transition to ASP-based reimbursement, which is adjusted quarterly, resulted in an immediate 15% reduction in Medicare pharmaceutical reimbursement during the quarter ended March 31, 2005 and subsequent reductions totaling 7.5% during the remainder of the year ending December 31, 2005. For the year ended December 31, 2006, ASP-

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

based reimbursements increased by approximately 1.2% as compared to reimbursement effective at December 31, 2005. However, due to the impact of negative quarterly adjustments occurring throughout the year ended December 31, 2005, reimbursement during the current year was at a lower average rate than in the prior period.

The impact of ASP-based pharmaceutical reimbursement was partially offset by the Medicare Demonstration Project which, in 2005, provided payments for certain data relating to symptom management for cancer patients. The Medicare Demonstration project continued in 2006, but with reduced funding and with substantial revisions to the program to gather more specific information relevant to the quality of care for cancer patients and physician evaluation and management.

The increase in medical oncology revenue in 2005 of 7.2% is due to growth in pharmaceutical revenue attributed to physicians affiliated with the network, partially offset by lower average sales price (“ASP”) reimbursement under Medicare, effective January 1, 2005. Excluding the impact of practice disaffiliations in 2005 and 2004, medical oncology visits increased approximately 5.4% from 2004.

Cancer Center Services Revenue.

Cancer center services revenue increased 10.8% to $323.9 million for the year ended December 31, 2006 from $292.5 million for the year ended December 31, 2005. The increase reflects revenue growth in both diagnostic imaging and radiation therapy treatments performed by our affiliated physicians. On a per day basis, technology-based treatments administered in the integrated cancer centers and radiation-only facilities that we manage increased by 5.0%. Additionally, as a percentage of total radiation treatments performed, we experienced growth in targeted therapies, such as intensity modulated and image guided radiation therapy, which are typically reimbursed at higher rates than conventional radiation treatments.

Growth of cancer center services revenue in 2005 of 15.7% was due to the net addition of six radiation oncology facilities, 13 radiation oncologists and clinical acceptance of new radiation technology, which together with our existing network, led to increases in IMRT treatments and diagnostic scans of 49.8% and 33.4%, respectively, over the year ended December 31, 2004.

Pharmaceutical Services Revenue.

Pharmaceutical services revenue increased to $1,995.7 million for the year ended December 31, 2006 from $626.5 million for the year ended December 31, 2005. The increase is due primarily to incremental sales, in the amount of $1,304.6 million, by our distribution center which began operations, on a limited basis, in September, 2005. Excluding the impact of distribution sales, pharmaceutical services revenue increased $67.4 million over the prior year due to increased revenue from physicians affiliated under OPS agreements and increased revenue derived from pharmaceutical manufacturers. The increased revenue derived under OPS affiliations reflects a net increase of 50 physicians affiliated under these agreements.

Pharmaceutical services revenue increased to $626.5 million for the year ended December 31, 2005 from $190.1 million for the year ended December 31, 2004. The increase is due primarily to incremental sales, in the amount $337.3 million, by our distribution center which began operations, on a limited basis, in September, 2005. Excluding the impact of distribution sales, pharmaceutical services revenue increased $96.4 million over the prior year due to increased revenue from physicians affiliated under OPS agreements which increased $72.3 million over the prior year.

Research and Other Services Revenue.

Research and other services revenue consists primarily of revenue related to our cancer research program and increased by $9.6 million to $53.2 million for the year ended December 31, 2006 from $43.6 million for the year ended December 31, 2005. The increase is due primarily to the recognition of revenue that had been deferred as of December 31, 2005 pending finalization of a contract amendment (and satisfaction of revenue recognition criteria).

Despite a 13.3% increase in patient enrollments, revenue decreased 13.8% from 2004. The decrease was due primarily to one large research study, which had not yet met the full criteria for revenue recognition as of December 31, 2005. As of December 31, 2005, we had deferred revenue of approximately $3.4 million relating to this study, that was

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

recognized, primarily in 2006, as research services were performed. Additionally as of December 31, 2005, we had $7.0 million of additional deferred revenue expected to be recognized in 2007 and beyond.

Our cancer research program is designed to give community-based oncologists that are affiliated with us access to a broad range of the latest clinical trials. We view the research program as part of the comprehensive range of services we offer to physicians to enhance the quality of care they offer to their patients, rather than as a profit-making venture in its own right. To this end, amounts generated in excess of operating costs, including our corporate overhead and centralized costs, are returned to the participating physicians and affiliated practices. As such, revenue increases and decreases will not typically impact our results of operations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Operating Costs.

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the table below:

	Year Ended December 31,			Combined Twelve Months Ended December 31,
	2006	2005	Change	2004	Change
Cost of products	$1,753,638	$1,545,588	13.5%	$1,300,720	18.8%
Cost of services:
Operating compensation and benefits	458,006	418,102	9.5	387,310	8.0
Other operating costs	274,665	245,630	11.8	245,207	0.2
Depreciation and amortization	69,351	67,414	2.9	58,471	15.3

Total cost of services	802,022	731,146	9.7	690,988	5.8

Total cost of products and services	$2,555,660	$2,276,734	12.3	$1,991,708	14.3

As a percentage of revenue:
Cost of products	62.4%	61.4%		57.6%
Cost of services:
Operating compensation and benefits	16.3	16.6		17.1
Other operating costs	9.7	9.8		10.9
Depreciation and amortization	2.5	2.7		2.6

Total cost of services	28.5	29.1		30.6

Total cost of products and services	90.9%	90.5%		88.2%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used in our medical oncology and pharmaceutical services segments. Cost of products increased 13.5% in 2006 and 18.8% in 2005 which corresponds with product revenue increases of 12.8% and 16.2%, respectively, for corresponding periods.

As a percentage of revenue, cost of products was 62.4 % in 2006, 61.4% in 2005, and 57.6% in 2004. The increase in 2006 over 2005 relate to higher pharmaceutical costs which had not yet been reflected in ASP-based reimbursement, which is based on average sales prices effective two quarters prior to establishing the current reimbursement rate. Accordingly, increasing pharmaceutical costs will generally impact our cost of products prior to the corresponding revenue increase. The increase in 2005 over 2004 was mainly due to the product revenue increase as a percentage of total revenue reflecting net growth in the number of physicians affiliated under our OPS model and increased pharmaceutical revenue by practices affiliated under comprehensive service agreements. We recognize product revenue from both comprehensive and OPS agreements based upon the terms on which we offer pharmaceutical services under the OPS model.

Cost of Services. Cost of services includes operating compensation and benefits of our operating-level employees and the employees of our affiliated practices other than physicians. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 28.5% in 2006, 29.1% in 2005, and 30.6% in 2004, reflecting the economies of scale being obtained by our operating segments.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Corporate Costs (US Oncology, Inc.).

Recurring corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs also include certain items that are not attributable to routine operations. Our corporate costs are presented in the table below:

	Year Ended December 31,			Combined Twelve Months Ended December 31,
	2006	2005	Change	2004	Change
General and administrative expense	$76,948	$72,008	6.9%	$70,835	1.7%
Compensation expense under long-term incentive plan	—	14,507	nm (1)	—	nm	(1)
Merger-related charges	—	—	—	17,955	nm	(1)
Depreciation and amortization	13,983	17,504	(20.1)	19,452	(10.0)
Interest expense, net	92,870	84,174	10.3	38,773	117.1
Minority interests	2,388	2,003	19.2	86	nm	(1)
Loss on early extinguishment of debt	—	—	—	38,272	nm	(1)

As a percentage of revenue:
General and administrative expense	2.7%	2.9%		3.1%
Compensation expense under long-term incentive plan	—	0.6		—
Merger-related charges	—	—		0.8
Depreciation and amortization	0.5	0.7		0.8
Interest expense, net	3.3	3.3		1.7
Minority interests	0.1	0.1		—
Loss on early extinguishment of debt	—	—		1.7

(1)	Not meaningful.

General and Administrative. General and administrative expense was $76.9 million in 2006, $72.0 million in 2005, and $70.8 million in 2004. The increase in 2006 over the prior year reflects additional costs, including corporate personnel, travel and consulting fees, incurred to support our strategic initiatives, as well as professional fees associated with i) the separation of a 35 physician net revenue model practice in April, 2006 and ii) responding to a subpoena received from the Department of Justice (see “Legal Proceedings”). Partially offsetting these costs was a $2.0 million reduction in sales tax expense attributable to favorable settlements in several states, and a $1.0 million reduction in stock-based compensation expense. The 1.7% increase in 2005 is primarily due to investments in infrastructure to support development activities and increases in operational support to assist in the transition to ASP-based reimbursement. Included in general and administrative expense for 2006, 2005 and 2004, is non-cash compensation expense of $2.1 million, $3.9 million and $4.1 million, respectively, associated with the amortization of restricted stock awards issued under our equity incentive plans.

Other corporate charges. During certain periods discussed in this report we have incurred charges that management does not consider meaningful in understanding the trends impacting our current or anticipated results of operations. These charges include $14.5 million of compensation expense under our long-term incentive plan in 2005 as the result of paying a special dividend to our shareholders, $18.0 million of merger-related charges and a $38.3 million debt extinguishment loss incurred in connection with the August Transactions in 2004.

Interest. Interest expense, net, increased to $92.9 million in 2006 from $84.2 million 2005. The increase over prior year reflects additional borrowings, including draw downs against our line of credit and indebtedness under our $100.0 million Term Loan C facility, as well as increasing interest rates related to our variable rate debt that is based on margin paid over LIBOR. In 2005, interest expense increased to $84.2 million from $38.8 million in 2004 due to the additional indebtedness that resulted from the August 2004 Transactions and, to a lesser extent, higher average interest rates during

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

2005 related to the Company’s variable rate debt. The impact of increasing variable rates in 2005 was partially offset by an amendment to our credit facility in November, 2005 that reduced the LIBOR margin paid on our variable rate term loans from 275 basis points to 225 basis points.

Income taxes. Our effective tax rate was 39.6% for 2006 and 40% for 2005. The decrease in the effective tax rate is attributable to the relationship of non-deductible costs to increased income before income taxes generated during the current period. In 2006, income tax expense increased $6.9 million associated with a $17.9 million increase in income before income taxes over the prior year. The difference between our effective and statutory tax rates is attributable primarily to non-deductible entertainment and public policy costs. In 2004, our effective tax rate was 43.7% which was attributable to non-deductible costs incurred in connection with the August Transactions.

Net Income. Net income for 2006 was $42.0 million, an increase of $11.0 million over 2005. The increase is attributable to a $27.0 million increase in income from operations, which includes the effect of $14.5 million in long-term compensation plan expense incurred during the first quarter of 2005, that did not recur in 2006. Partially offsetting the increase in income from operations was higher interest and income tax expenses which collectively increased $15.6 million. Net income for 2005 was $31.0 million, a decrease of $17.1 million from 2004 primarily due to the increased interest expense, net of taxes, resulting from the additional indebtedness that resulted from the August 2004 Transactions.

Corporate Costs and Net Income (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Change	Combined Twelve Months Ended December 31, 2004	Change
General and administrative expense	$232	$349	(33.5)%	$—	nm	(1)
Interest expense, net	24,218	18,369	31.8	—	nm	(1)

(1)	Not meaningful.

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $0.2 million and $0.3 million during 2006 and 2005, respectively. These costs primarily represent professional fees necessary for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its $250.0 million senior floating rate notes (the “Holdings Notes”).

Interest. In addition to interest expense incurred by US Oncology, Holdings incurred interest expense related to the Holdings Notes. Incremental interest expense was approximately $24.2 million in 2006 and $18.4 million in 2005. The increase in incremental interest expense reflects the issuance of the Holdings Notes in late March, 2005 which resulted in expense being incurred for only three quarters during the 2005 period. Through March, 2007, interest on the Holdings Notes has been fixed at 9.4% under the terms of a two-year interest rate swap agreement resulting in a consistent amount of incremental interest expense during the term of the swap agreement.

Income Taxes. Holdings effective tax rate was 42% for 2006 and for 2005. The difference between the effective tax rate of Holdings and US Oncology relates to the incremental interest and general and administrative expenses incurred by Holdings which reduce its taxable income and, consequently, increase the impact that non-deductible costs have on its effective tax rate.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of December 31, 2006 and 2005.

	US Oncology Holdings, Inc.		US Oncology, Inc.
	2006	2005	2006	2005
Current assets	$899,080	$689,552	$900,196	$689,551
Current liabilities	637,284	474,597	646,174	474,130

Net working capital	$261,796	$214,955	$254,022	$215,421

Long-term indebtedness	$1,319,664	$1,230,871	$1,069,664	$980,871

The principal difference between the net working capital of Holdings and US Oncology relates to higher income taxes payable reported by US Oncology, Inc., which is a subsidiary of the US Oncology Holdings, Inc. consolidated group for federal income tax reporting purposes. For purposes of its separate financial statements, US Oncology’s provision for income taxes has been computed on the basis that it filed a separate federal income tax return together with its subsidiaries. As of February 20, 2007, we had cash and cash equivalents of approximately $105.3 million.

The following table summarizes the cash flows of Holdings and US Oncology (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,		Combined Twelve Months Ended December 31,	Year Ended December 31,		Combined Twelve Months Ended December 31,
	2006	2005	2004	2006	2005	2004
Net cash provided by operating activities	$20,517	$113,914	$223,394	$43,639	$124,555	$223,393
Net cash used in investing activities	(110,768)	(90,234)	(1,246,179)	(110,768)	(90,234)	(73,223)
Net cash provided by (used in) financing activities	246,181	(18,242)	1,018,671	223,058	(28,883)	(154,285)

Net increase (decrease) in cash and equivalents	155,930	5,438	(4,114)	155,929	5,438	(4,115)
Cash and equivalents, beginning of period	125,838	120,400	124,514	125,837	120,399	124,514

Cash and equivalents, end of period	$281,768	$125,838	$120,400	$281,766	$125,837	$120,399

Cash Flows from Operating Activities

Holdings generated cash flow of $20.5 million during 2006 compared to $113.9 million from operations in 2005. The decrease in operating cash flow was primarily due to working capital investments of $113.0 million during the first quarter of 2006, principally for inventory and accounts payable at the Company’s distribution center.

During the year ended December 31, 2005, Holdings generated $113.9 million in cash flow from operating activities compared to $223.4 million in the previous year. The decrease in operating cash flow is due primarily to interest expense, which increased $63.8 million reflecting debt incurred in the Merger Transactions, the $250.0 million notes issued in March, 2005 and, to a lesser extent, increasing rates on our variable rate borrowings. The decrease in operating cash flow also reflects lower EBITDA, $14.5 million long-term compensation expense, and operating and one-time start-up expenses of approximately $6.0 million for the year ended December 31, 2005.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the years ended December 31, 2006 and 2005, the operating cash flow of US Oncology exceeded that of Holdings by $23.1 million and $10.6 million, respectively. This difference relates primarily to interest obligations on the Holdings notes that are financed by a dividend to Holdings (and are considered a financing cash flow of US Oncology, Inc.)

Cash Flows from Investing Activities

During the year ended December 31, 2006, cash used for investing activities was $110.8 million compared to $90.2 million for investing activities in 2005. The increase was primarily due to paying $31.4 million, net of cash acquired, for the acquisition of AccessMed in July, 2006. During the year ended December 31, 2006, cash used for investing activities consisted primarily of $82.6 million in capital expenditures, including $39.3 million relating to the development and construction of cancer centers.

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

In connection with the August Transactions in 2004, Holdings acquired the outstanding common stock and options of US Oncology, Inc. for $1,173.0 million paid to the then current holders of the US Oncology, Inc. securities. For reporting purposes, this transaction is classified as an investing transaction by Holdings, representing the acquisition of US Oncology, Inc., and a financing transaction by US Oncology, Inc., representing the distribution related to its equity securities.

Cash Flows from Financing Activities

During the year ended December 31, 2006, $246.2 million was provided from financing activities which primarily relates to term loan of $100.0 million proceeds received in July, 2006, partially offset by principal repayments for outstanding indebtedness and $150.0 million proceeds received from the private placement of preferred and common stock in December, 2006. Proceeds from the offering, along with cash on hand, were used to pay a $190.0 million dividend in January, 2007, to shareholders of record immediately prior to the offering. Cash flow used by US Oncology for financing activities also includes distributions of $23.7 million to Holdings to finance the payment of interest obligations on the Holdings Notes.

During the year ended December 31, 2005, Holdings used $18.2 million in cash primarily for repayments under the term loan facility and other indebtedness. Also, during the quarter ended March 31, 2005, Holdings issued $250.0 million of Senior Floating Rate Notes, due 2015 (“Holdings Notes”) and used the proceeds to pay a dividend to its common and preferred shareholders. The Holdings Notes are senior unsecured obligations and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, we entered into an interest rate swap arrangement, effectively fixing the interest rate at 9.4% for a period of two years ending March 15, 2007. Because US Oncology Holdings, Inc.’s principal asset is its investment in US Oncology, it depends on US Oncology to provide funds sufficient to service this indebtedness through the payment of dividends.

We finance the payment of interest on the Holdings Notes through receipt of periodic dividends from US Oncology to US Oncology Holdings, Inc. During the period that the interest rate has been fixed, annual interest expense has amounted to approximately $23.5 million and may be more or less than that amount thereafter. The terms of our senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, we may default on its notes unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $80.5 million as of December 31, 2006. Subsequent to December 31, 2006, US Oncology paid a dividend, in the amount of $40.6 million to Holdings, which along with proceeds from a private equity offering, was used to pay a $190.0 million dividend to the Company’s shareholders (see Note 13 to the Consolidated Financial Statements).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA” represents earnings before interest and other expense, net, taxes, depreciation, amortization (including amortization of stock compensation), and minority interest. EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the Consolidated Statement of Operations and Comprehensive Income and Consolidated Statement of Cash Flows is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of December 31, 2006, our senior secured credit facility required that we maintain an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) of at least 2.15:1 and a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 5.25:1. Both of these covenants become more restrictive over time and, at maturity in 2011, both will be 3.00:1. For more information regarding our use of EBITDA and its limitations, see “Discussion of Non-GAAP Information” on page 49 of this Report.

The following table reconciles net income as shown in our Consolidated Statement of Operations and Comprehensive Income to EBITDA, and reconciles EBITDA to net cash provided by operating activities as shown in our Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31, 2006	Year Ended December 31, 2005	Combined Twelve Months Ended December 31, 2004	Year Ended December 31, 2006	Year Ended December 31, 2005	Combined Twelve Months Ended December 31, 2004
Net income	$26,158	$19,089	$48,070	$42,025	$30,978	$48,070
Interest expense, net and other income	117,088	102,543	36,175	92,870	84,174	36,175
Income taxes	18,926	13,823	37,294	27,509	20,652	37,294
Depreciation and amortization	83,334	84,918	77,923	83,334	84,918	77,923
Amortization of stock compensation	2,149	3,883	4,056	2,149	3,883	4,056
Minority interest expense (1)	2,388	—	—	2,388	—	—

EBITDA	250,043	224,256	203,518	250,275	224,605	203,518
Compensation expense under long-term incentive plan	—	14,507	—	—	14,507	—
Merger-related charges	—	—	17,955	—	—	17,955
Loss on early extinguishment of debt	—	—	38,272	—	—	38,272
Changes in assets and liabilities	(97,934)	(18,650)	14,785	(90,679)	(19,898)	14,784
Minority interest expense (1)	—	2,003	86	—	2,003	86
Deferred income taxes	4,422	8,164	22,247	4,422	8,164	22,247
Interest expense, net and other income	(117,088)	(102,543)	(36,175)	(92,870)	(84,174)	(36,175)
Income tax provision	(18,926)	(13,823)	(37,294)	(27,509)	(20,652)	(37,294)

Net cash provided by operating activities	$20,517	$113,914	$223,394	$43,639	$124,555	$223,393

(1)	Effective January 1, 2006, minority interest expense was added back to net income for the determination of EBITDA.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Segment Information. The table below presents information about reported segments for the years ended December 31, 2006 and 2005, and the combined twelve-month period ended December 31, 2004 (in thousands):

	Year Ended December 31, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$1,518,975	$—	$1,945,018	$—	$—	$(1,641,852)	$1,822,141
Service revenues	561,459	323,917	50,646	53,220	—	—	989,242

Total revenues	2,080,434	323,917	1,995,664	53,220	—	(1,641,852)	2,811,383
Operating expenses	(1,955,969)	(246,363)	(1,915,906)	(53,177)	(117,028)	1,641,852	(2,646,591)

Income (loss) from operations	124,465	77,554	79,758	43	(117,028)	—	164,792
Add back:
Depreciation and amortization	—	38,423	3,960	871	40,080	—	83,334
Amortization of stock-based compensation	—	—	—	—	2,149	—	2,149

EBITDA	$124,465	$115,977	$83,718	$914	$(74,799)	$—	$250,275

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(232)	$—	$(232)

EBITDA	$124,465	$115,977	$83,718	$914	$(75,031)	$—	$250,043

	Year Ended December 31, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$1,354,749	$—	$598,454	$—	$—	$(337,260)	$1,615,943
Service revenues	538,522	292,472	28,044	43,579	—	—	902,617

Total revenues	1,893,271	292,472	626,498	43,579	—	(337,260)	2,518,560
Operating expenses	(1,729,302)	(228,463)	(583,924)	(47,478)	(114,339)	337,260	(2,366,246)
Compensation expense under long-term incentive plan	—	—	—	—	(14,507)	—	(14,507)

Income (loss) from operations	163,969	64,009	42,574	(3,899)	(128,846)	—	137,807
Minority interest (2)	(545)	(723)	—	—	(735)	—	(2,003)
Add back:
Depreciation and amortization	44	39,788	1,346	1,409	42,331	—	84,918
Amortization of stock-based compensation	—	—	—	—	3,883	—	3,883

EBITDA	$163,468	$103,074	$43,920	$(2,490)	$(83,367)	$—	$224,605

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(349)	$—	$(349)

EBITDA	$163,468	$103,074	$43,920	$(2,490)	$(83,716)	$—	$224,256

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Combined Twelve Months Ended December 31, 2004
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$1,202,945	$—	$188,893	$—	$—	$—	$1,391,838
Service revenues	563,421	252,855	1,170	50,563	—	—	868,009

Total revenues	1,766,366	252,855	190,063	50,563	—	—	2,259,847
Operating expenses	(1,546,833)	(201,312)	(172,275)	(46,776)	(114,799)	—	(2,081,995)
Merger related charges	—	—	—	—	(17,955)	—	(17,955)

Income (loss) from operations	219,533	51,543	17,788	3,787	(132,754)	—	159,897
Minority interest (2)	—	—	—	—	(86)	—	(86)
Loss on early extinguishment of debt	—	—	—	—	(38,272)	—	(38,272)
Add back:
Depreciation and amortization	50	34,317	26	1,005	42,525	—	77,923
Amortization of stock-based compensation	—	—	—	—	4,056	—	4,056

EBITDA	$219,583	$85,860	$17,814	$4,792	$(124,531)	$—	$203,518

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$—	$—	$—

EBITDA	$219,583	$85,860	$17,814	$4,792	$(124,531)	$—	$203,518

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment). The distribution center began operations, on a limited basis, in September of 2005.

(2)	Prior to the first quarter of 2006, minority interest expense was treated as a reduction of EBITDA.

Anticipated Capital Requirements

On January 3, 2007 we paid a dividend of $190 million to stockholders, with proceeds from a private placement of common and preferred stock plus cash on hand. On February 20, 2007 we announced plans to offer $400 million of senior floating rate notes in a private offering to institutional investors. The offering is subject to acceptable market and interest rate conditions, along with a number of other requirements. Net proceeds from the notes, if the offering is consummated, will be used to refinance Holdings existing senior floating rate notes, pay related fees and expenses of the offering, and pay a dividend to stockholders. We anticipate the notes will be issued during March, 2007.

We currently expect our principal uses of funds in the near future to include the following:

•	Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers;

•	Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations and acquisitions;

•

Funding of working capital, including advance purchases of pharmaceuticals when pricing opportunities are available or to obtain certain rebates and discounts under contracts with volume-based thresholds;

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed;

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

•	Debt service requirements on our outstanding indebtedness; and

•	Payments made for possible acquisitions to support strategic initiatives.

For all of 2007, we anticipate spending $110 to $120 million for the development of cancer centers, purchase of clinical equipment and investment in information systems.

We expect to fund our current capital needs with (i) cash flow generated from operations, (ii) borrowings under the $160 million revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital expenditure plans could be adversely impacted by poor operating performance which would result in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

Indebtedness

We have a significant amount of indebtedness. On December 31, 2006, we had aggregate indebtedness of approximately $1,319.7 million of which $1,069.7, including current maturities of $9.4 million, represents obligations of US Oncology, Inc., and $250.0 million represents an obligation of Holdings.

In connection with the August Transactions, we entered into our senior secured credit facility and issued $575.0 million in unsecured notes.

At inception, the senior secured credit facility provided for senior secured financing of up to $560.0 million and was later increased to $660.0 million during the year ended December 31, 2006. The facility consists of a $160.0 million revolving credit facility and a $500.0 million term loan facility. The revolving credit facility includes a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. Borrowings under the revolving credit facility, and term loans bear interest at a rate equal to a rate based on the prime rate or the London Interbank Offered Rate, based on a defined formula. At December 31, 2006 and 2005, no amounts had been borrowed under the revolving credit facility. At February 22, 2007, $136.7 million was available for borrowing as the availability had been reduced by outstanding letters of credit amounting to $23.3 million. The term loan facility has a maturity of seven years that was drawn in full in connection with the consummation of the August Transactions. In July 2006, the term loan was amended to include an additional $100 million borrowing. The amount outstanding under the term loan was $479.1 million as of December 31, 2006. No additional amounts may be borrowed under the term loan facility.

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

During the quarter ended March 31, 2005, Holdings, whose principal asset is its investment in US Oncology, issued $250.0 million of senior floating rate notes, due 2015. These notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap arrangement, effectively fixing the interest rate on the notes at 9.4% for a two-year period of two years ending March 15, 2007. During the years ended December 31, 2006 and 2005, Holdings paid $23.5 million and $11.0 million, respectively, to holders of the notes and its swap counterparty to service its indebtedness. Cash for these payments was provided by US Oncology, Inc. in the form of a dividend paid to Holdings.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

each of those financings. Substantially all of our assets, including certain real property, are pledged as security under the revolving credit facility and the term loans.

The senior secured credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. At December 31, 2006, our minimum interest coverage ratio was 2.15:1 and our maximum leverage ratio was 5.25:1. The ratios become more restrictive (generally on a quarterly basis) and, at maturity in 2011, both will be 3:00:1. The Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow.” Excess cash flow, as defined by the credit agreement, is approximately equal to operating cash flow, as presented in our statement of cash flows, less capital expenditures, principal repayments of indebtedness, restricted payments (primarily distributions from US Oncology, Inc. to US Oncology Holdings, Inc.) and cash paid for taxes. No such payment was required for the years ended December 31, 2006 or 2005. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. In March 2005, we amended our senior secured credit facility to permit the issuance of the Holdings Notes and to use the proceeds to pay a dividend to the stockholders of Holdings. In December 2006, we amended our senior secured credit facility to permit a private offering and the use of the proceeds along with cash on hand for payment of a dividend.

We are currently in compliance with covenants under the revolving credit facility, term loans and unsecured notes with no borrowings currently outstanding under the revolving credit facility. We have relied primarily on cash flows from our operations and Term Loan C borrowings to fund working capital and capital expenditures. Our financing arrangements are described in more detail in Note 7 to our Consolidated Financial Statements included in this Annual Report.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations relating to our indebtedness, capital leases, noncancelable leases and outstanding purchase obligations at December 31, 2006. Our contractual obligations related to the indebtedness of US Oncology and US Oncology Holdings include both scheduled principal repayments and interest that will accrue on the outstanding principal balance. We have estimated interest obligations on variable rate indebtedness, unless hedged through the use of an interest rate swap, using the base rate in effect as of December 31, 2006, plus the spread paid over that base rate on the related indebtedness. In most circumstances, our variable rate indebtedness bears interest based upon a spread over the six month LIBOR which was 5.37% as of December 31, 2006.

Obligations	2007	2008	2009	2010	2011	Thereafter
	(dollars in thousands)
US Oncology debt payments due	$103,465	$99,598	$99,249	$319,232	$298,782	$685,192
Holdings debt payments due	25,905	26,538	26,538	26,538	26,538	308,604
Capital lease payments due	345	299	307	315	322	3,255
Noncancelable operating leases	68,025	60,479	51,918	42,781	32,104	167,919

Purchase obligations consist of outstanding amounts on purchase orders issued for capital improvements and fixed asset purchases. We do not aggregate purchase orders for purchases other than capital improvements and fixed assets, because the period of time between the date of the commitment and the receipt of the supplier invoice is deemed immaterial. We impose preauthorized limits of authority for all expenditures.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

We are obligated to pay $3.5 million under pending construction contracts, which we would expect to pay during 2007, depending on the progress of the construction projects. For a further discussion of our commitments and contingencies, see Note 10 to our Consolidated Financial Statements included in this Annual Report.

Off-Balance Sheet Arrangements and Leases

We have entered into no off-balance sheet arrangements, other than noncancelable operating lease commitments entered into in the normal course of business. We lease office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. As of December 31, 2006, total future minimum lease payments, including escalation provisions and leases with parties affiliated with practices are reflected in the preceding table as noncancelable operating leases.

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

Interest Rates

We are subject to interest rate risk on our long-term fixed and variable-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us i) to changes in market interest rates reflected in the fair value of the debt and ii) to the risk that we may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily the London Interbank Offered Rate (“LIBOR”).

Our long-term fixed rate borrowings subject to interest rate risk consist of the following:

	As of December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.00% Senior Notes, due 2012	$300,000	$316,500	$300,000	$321,000
10.75% Senior Subordinated Notes, due 2014	275,000	303,875	275,000	305,250

In general, quoted market prices are available for the fixed rate borrowings summarized above and, when available, we believe quoted market prices are the best measure of fair value. Absent the availability of quoted market prices, the fair values for long-term fixed rate debt would be computed based on the present value of future cash flows as impacted by the changes in the market rates for similar instruments.

Our variable-interest rate borrowings include $250.0 million floating rate notes issued by Holdings, $479.1 million term borrowings under our Senior Secured Credit Facility and, potentially, any future borrowings under the revolving credit facility. At December 31, 2006, we had no outstanding borrowings under our revolving credit facility. As discussed below, we may occasionally use interest rate swaps to manage our exposure to variable interest rates. Our variable interest rate exposure related to the floating rate notes issued by Holdings has been hedged by an interest rate swap agreement through March 15, 2007.

We use sensitivity analysis to determine the impact that market risk exposures may have on our variable interest rate borrowings. To perform this sensitivity analysis, we assess the impact of hypothetical changes in interest rates on variable interest rate instruments excluding instruments whose variable rate exposure has been hedged by an interest rate swap

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

agreement. A one percent increase or decrease in the market interest rates, with all other variables held constant, would result in a corresponding increase or decrease in our annual interest expense of approximately $4.8 million for borrowings under our Senior Secured Credit Facility. Additionally, a one percent increase or decrease would result in a corresponding increase or decrease in our annual interest expense associated with the Holdings Notes of $2.5 million. Interest on these notes has been fixed through an interest rate swap agreement until March 15, 2007.

The carrying value of current maturities of indebtedness of $9.4 million at December 31, 2006 and $10.4 million at December 31, 2005 approximates fair value.

Interest Rate Swap

We manage our debt portfolio to achieve an overall desired position of fixed and variable rates and may employ interest rate swaps to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments and the creditworthiness of the counterparty in such transactions. We engage in interest rate swap transactions only with creditworthy commercial financial institutions and believe that the risk of counterparty nonperformance is inconsequential.

During the year ended December 31, 2005, Holdings issued $250.0 million of senior floating rate notes, due 2015. The notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. In connection with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the interest rate at 9.4% for a period of two years. The swap agreement was designated as a cash flow hedge against the variability of future interest payments and qualified for the shortcut method of accounting. At December 31, 2006 and 2005 the interest rate swap had a fair market value of approximately $1.6 million and $1.5 million in favor of Holdings, respectively. As the interest rate swap was designated as a cash flow hedge, the unrealized gain, net of deferred income taxes, was recognized by Holdings as accumulated other comprehensive income in the Consolidated Statement of Stockholders’ Equity and has been excluded from the determination of Holding’s net income.

The interest rate swap will expire on March 15, 2007 and the Company is currently evaluating alternatives to hedge interest rate risk beyond that date.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm	71

Consolidated Balance Sheet as of December 31, 2006 and 2005	75

Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2006 and December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor)	76

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2006 and December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor)	77

Consolidated Statement of Cash Flows for the years ended December 31, 2006 and December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor)	81

Notes to Consolidated Financial Statement	83

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of US Oncology Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of US Oncology Holdings, Inc. and its subsidiaries (the “Successor”) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and December 31, 2005 and the period from August 21, 2004 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006 upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of US Oncology Holdings, Inc.:

In our opinion, the accompanying consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of US Oncology Holdings, Inc. and its subsidiaries (the “Predecessor”) for the period from January 1, 2004 through August 20, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Houston, Texas
July 26, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of US Oncology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of US Oncology, Inc and its subsidiaries (the “Successor”) at December 31, 2006 and December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2006 and December 31, 2005 and the period from August 21, 2004 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006 upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of US Oncology, Inc.:

In our opinion, the accompanying consolidated statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of US Oncology, Inc. and its subsidiaries (the “Predecessor”) for the period from January 1, 2004 through August 20, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Houston, Texas
March 11, 2005

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$281,768	$125,838	$281,766	$125,837
Accounts receivable	341,306	347,224	341,306	347,224
Other receivables	105,544	84,654	105,544	84,654
Prepaid expenses and other current assets	21,139	22,531	21,139	22,531
Inventories	78,381	47,679	78,381	47,679
Deferred income taxes	4,268	5,630	4,268	5,630
Due from affiliates	66,674	55,996	67,792	55,996

Total current assets	899,080	689,552	900,196	689,551
Property and equipment, net	393,318	412,334	393,318	412,334
Service agreements, net	240,100	242,687	240,100	242,687
Goodwill	757,870	716,732	757,870	716,732
Other assets	76,126	57,669	68,498	49,743

	$2,366,494	$2,118,974	$2,359,982	$2,111,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,397	$10,359	$9,397	$10,359
Accounts payable	198,978	237,963	198,696	237,516
Dividends payable	190,000	—	40,609	—
Due to affiliates	146,683	122,385	303,516	122,385
Accrued compensation cost	26,854	33,772	26,854	33,772
Accrued interest payable	30,965	31,792	24,111	24,938
Income taxes payable	1,842	7,388	10,426	14,222
Other accrued liabilities	32,565	30,938	32,565	30,938

Total current liabilities	637,284	474,597	646,174	474,130

Deferred revenue	8,337	6,971	8,337	6,971
Deferred income taxes	33,520	28,459	32,886	27,863
Long-term indebtedness	1,319,664	1,230,871	1,069,664	980,871
Other long-term liabilities	8,032	7,894	8,032	7,894

Total liabilities	2,006,837	1,748,792	1,765,093	1,497,729
Commitments and contingencies (Note 10)
Minority interests	14,148	13,069	14,148	13,069
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, respectively	312,749	292,716	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding, in 2006	50,797	—	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 141,021,880 and 119,546,351 shares issued and outstanding, respectively	141	120	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	61,990	580,740	583,778
Deferred compensation	—	(3,536)	—	(3,536)
Accumulated other comprehensive income, net of tax	951	912	—	—
Retained (deficit) earnings	(19,129)	4,911	—	20,006

Total stockholders’ (deficit) equity	(18,037)	64,397	580,741	600,249

	$2,366,494	$2,118,974	$2,359,982	$2,111,047

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	US Oncology Holdings, Inc.				US Oncology, Inc.
	(Successor)			(Predecessor)	(Successor)			(Predecessor)
	Year ended December 31,		Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004			Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004
					Year ended December 31,
	2006	2005			2006	2005
Product revenue	$1,822,141	$1,615,943	$490,222	$901,616	$1,822,141	$1,615,943	$490,222	$901,616
Service revenue	989,242	902,617	343,771	524,238	989,242	902,617	343,771	524,238

Total revenue	2,811,383	2,518,560	833,993	1,425,854	2,811,383	2,518,560	833,993	1,425,854
Cost of products	1,753,638	1,545,588	460,946	839,774	1,753,638	1,545,588	460,946	839,774
Cost of services:
Operating compensation and benefits	458,006	418,102	143,142	244,168	458,006	418,102	143,142	244,168
Other operating costs	274,665	245,630	100,987	144,220	274,665	245,630	100,987	144,220
Depreciation and amortization	69,351	67,414	21,096	37,375	69,351	67,414	21,096	37,375

Total cost of services	802,022	731,146	265,225	425,763	802,022	731,146	265,225	425,763
Total cost of products and services	2,555,660	2,276,734	726,171	1,265,537	2,555,660	2,276,734	726,171	1,265,537
General and administrative expense	77,180	72,357	30,159	40,676	76,948	72,008	30,159	40,676
Compensation expense under long-term incentive plan	—	14,507	—	—	—	14,507	—	—
Merger-related charges	—	—	8,330	9,625	—	—	8,330	9,625
Depreciation and amortization	13,983	17,504	6,254	13,198	13,983	17,504	6,254	13,198

	2,646,823	2,381,102	770,914	1,329,036	2,646,591	2,380,753	770,914	1,329,036

Income from operations	164,560	137,458	63,079	96,818	164,792	137,807	63,079	96,818

Other income (expense):
Interest expense, net	(117,088)	(102,543)	(27,842)	(10,931)	(92,870)	(84,174)	(27,842)	(10,931)
Minority interests	(2,388)	(2,003)	(106)	20	(2,388)	(2,003)	(106)	20
Loss on early extinguishment of debt	—	—	—	(38,272)	—	—	—	(38,272)
Other income	—	—	1,976	622	—	—	1,976	622

Income before income taxes	45,084	32,912	37,107	48,257	69,534	51,630	37,107	48,257
Income tax provision	(18,926)	(13,823)	(15,355)	(21,939)	(27,509)	(20,652)	(15,355)	(21,939)

Net income	$26,158	$19,089	$21,752	$26,318	$42,025	$30,978	$21,752	$26,318

Other comprehensive income:
Change in unrealized gain on cash flow hedge, net of tax	39	912	—	—	—	—	—	—

Comprehensive income	$26,197	$20,001	$21,752	$26,318	$42,025	$30,978	$21,752	$26,318

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

Predecessor:	Shares Issued	Par Value	Additional Paid-In Capital	Common Stock to Be Issued	Treasury Stock, at Cost	Retained Earnings	Total
Balance at December 31, 2003	95,301	$953	$473,800	$21,146	$(102,367)	$184,828	$578,360
Disaffiliation transactions—value of shares to be issued	—	—	(333)	(4,356)	4,436	—	(253)
Delivery from treasury of common stock to be issued	—	—	905	(7,699)	6,795	—	1
Exercise of options to purchase common stock	—	—	32	—	18,694	—	18,726
Tax benefit from exercise of non-qualified stock options	—	—	3,263	—	—	—	3,263
Issuance of common stock options to affiliates	—	—	565	—	—	—	565
Purchase of treasury stock	—	—	—	—	(4,247)	—	(4,247)
Net income for the period January 1, through August 20, 2004	—	—	—	—	—	26,318	26,318

Balance at Merger Date, August 20, 2004	95,301	$953	$478,232	$9,091	$(76,689)	$211,146	$622,733

(Continued on following page)

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, continued

(in thousands)

Successor:	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income	Retained Earnings (Deficit)	Total
Capitalization of Successor company at August 21, 2004	91,784	$92	$91,692	$—	$—	$—	$91,784
Private equity offering proceeds	5,610	6	5,655	—	—	—	5,661
Restricted stock award issuances, net of forfeitures	21,580	21	10,829	(10,850)	—	—	—
Amortization of deferred compensation	—	—	—	4,056	—	—	4,056
Accretion of preferred stock dividends	—	—	—	—	—	(10,768)	(10,768)
Net income for the period August 21, through December 31, 2004	—	—	—	—	—	21,752	21,752

Balance at December 31, 2004	118,974	119	108,176	(6,794)	—	10,984	112,485

Private equity offering proceeds	177	—	176	—	—	—	176
Restricted stock award issuances	390	—	625	(625)	—	—	—
Amortization of deferred compensation	—	—	—	3,883	—	—	3,883
Exercise of options to purchase common stock	5	1	4	—	—	—	5
Dividends paid	—	—	(46,991)	—	—	(2,994)	(49,985)
Accretion of preferred stock dividends	—	—	—	—	—	(22,168)	(22,168)
Accumulated other comprehensive income for unrealized gain on interest rate swap, net of tax	—	—	—	—	912	—	912
Net income	—	—	—	—	—	19,089	19,089

Balance at December 31, 2005	119,546	120	61,990	(3,536)	912	4,911	64,397

Private equity offering proceeds	21,650	22	98,644	—	—	—	98,666
Shares issued in affiliation transactions	70	—	321	—	—	—	321
Restricted stock award issuances	600	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1,146)	(1)	—	—	—	—	(1)
Amortization of deferred compensation	—	—	2,149	—	—	—	2,149
Elimination of unamortized deferred compensation	—	—	(3,536)	3,536	—	—	—
Exercise of options to purchase common stock	302	—	338	—	—	—	338
Dividend declared	—	—	(159,906)	—	—	(30,094)	(190,000)
Accretion of preferred stock dividends	—	—	—	—	—	(20,104)	(20,104)
Accumulated other comprehensive income for unrealized gain on interest rate swap, net of tax	—	—	—	—	39	—	39
Net income	—	—	—	—	—	26,158	26,158

Balance at December 31, 2006	141,022	$141	$—	$—	$951	$(19,129)	$(18,037)

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in thousands)

Predecessor:	Shares Issued	Par Value	Additional Paid-In Capital	Common Stock to Be Issued	Treasury Stock, at Cost	Retained Earnings	Total
Balance at December 31, 2003	95,301	$953	$473,800	$21,146	$(102,367)	$184,828	$578,360
Disaffiliation transactions—value of shares to be issued	—	—	(333)	(4,356)	4,436	—	(253)
Delivery from treasury of common stock to be issued	—	—	905	(7,699)	6,795	—	1
Exercise of options to purchase common stock	—	—	32	—	18,694	—	18,726
Tax benefit from exercise of non-qualified stock options	—	—	3,263	—	—	—	3,263
Issuance of common stock options to affiliates	—	—	565	—	—	—	565
Purchase of treasury stock	—	—	—	—	(4,247)	—	(4,247)
Net income for the period January 1, through August 20, 2004	—	—	—	—	—	26,318	26,318

Balance at Merger Date, August 20, 2004	95,301	$953	$478,232	$9,091	$(76,689)	$211,146	$622,733

(Continued on following page)

The accompanying notes are an integral part of this statement.

US ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY, continued

(in thousands, except share information)

Successor:	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Deficit)	Total
Capitalization of Successor company at August 21, 2004	100	$1	$517,774	$—	$—	$517,775
Private equity offering proceeds	—	—	38,740	—	—	38,740
Restricted stock award issuances, net of forfeitures	—	—	10,850	(10,850)	—	—
Amortization of deferred compensation	—	—	—	4,056	—	4,056
Net income for the period August 21, through December 31, 2004	—	—	—	—	21,752	21,752

Balance at December 31, 2004	100	1	567,364	(6,794)	21,752	582,323

Contribution of private equity offering proceeds	—	—	899	—	—	899
Contribution of restricted stock award issuances	—	—	625	(625)	—	—
Amortization of deferred compensation	—	—	—	3,883	—	3,883
Dividend paid	—	—	—	—	(32,724)	(32,724)
Contribution of expenses associated with Holdings debt offering, net	—	—	14,890	—	—	14,890
Net income	—	—	—	—	30,978	30,978

Balance at December 31, 2005	100	1	583,778	(3,536)	20,006	600,249

Contribution of shares issued in affiliation transactions	—	—	321	—	—	321
Amortization of deferred compensation	—	—	2,149	—	—	2,149
Elimination of unamortized deferred compensation	—	—	(3,536)	3,536	—	—
Dividend declared	—	—	(2,031)	—	(38,578)	(40,609)
Dividend paid	—	—	(260)	—	(23,453)	(23,713)
Contribution of proceeds from exercises of options to purchase common stock	—	—	319	—	—	319
Net income	—	—	—	—	42,025	42,025

Balance at December 31, 2006	100	$1	$580,740	$—	$—	$580,741

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	US Oncology Holdings, Inc.				US Oncology, Inc.
	(Successor)			(Predecessor)	(Successor)			(Predecessor)
	Year ended December 31,		Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,		Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,
	2006	2005	2004	2004	2006	2005	2004	2004
Cash flows from operating activities:
Net income	$26,158	$19,089	$21,752	$26,318	$42,025	$30,978	$21,752	$26,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	90,628	91,870	27,350	50,573	89,896	91,322	27,350	50,573
Deferred income taxes	4,422	8,164	14,876	7,371	4,422	8,164	14,876	7,371
Non-cash compensation expense	2,149	3,883	4,056	65	2,149	3,883	4,056	65
Gain on sale of assets	(196)	—	—	(105)	(196)	—	—	(105)
Minority interest expense	2,388	2,003	106	(20)	2,388	2,003	106	(20)
Loss on early extinguishment of debt, net	—	—	—	38,272	—	—	—	38,272
(Increase) Decrease in:
Accounts and other receivables	(42,073)	(30,183)	38,453	(39,151)	(42,073)	(30,183)	38,452	(39,151)
Prepaid expenses and other current assets	1,235	(5,975)	(18,655)	(28,352)	1,235	(5,975)	(18,655)	(28,352)
Inventories	(30,178)	(42,599)	8,122	(5,721)	(30,178)	(42,599)	8,122	(5,721)
Other assets	3,206	(641)	(7,317)	(396)	3,206	(872)	(7,317)	(396)
Increase (Decrease) in:
Accounts payable	(39,882)	57,060	(15,027)	35,525	(39,717)	56,613	(15,027)	35,525
Due from/to affiliates	14,713	11,471	14,355	23,578	13,949	11,471	14,355	23,578
Income taxes receivable/payable	(5,565)	4,035	(10,515)	14,003	3,021	10,867	(10,515)	14,003
Other accrued liabilities	(6,488)	(4,263)	14,189	9,689	(6,488)	(11,117)	14,189	9,689

Net cash provided by operating activities	20,517	113,914	91,745	131,649	43,639	124,555	91,744	131,649
Cash flows from investing activities:
Acquisition of property and equipment	(82,571)	(84,200)	(30,013)	(50,339)	(82,571)	(84,200)	(30,013)	(50,339)
Net payments in affiliation transactions	(3,630)	(8,741)	—	—	(3,630)	(8,741)	—	—
Net proceeds from sale of assets	9,261	—	—	—	9,261	—	—	—
Acquisition of business, net of cash acquired	(31,378)	—	—	—	(31,378)	—	—	—
Investment in unconsolidated subsidiary	(2,450)	—	—	—	(2,450)	—	—	—
Proceeds from sale of real estate interests in joint venture	—	900	—	—	—	900	—	—
Proceeds from contract separations	—	1,807	7,129	—	—	1,807	7,129	—
Purchase of common stock and outstanding options in connection with business acquisition	—	—	(1,172,956)	—	—	—	—	—

Net cash used in investing activities	(110,768)	(90,234)	(1,195,840)	(50,339)	(110,768)	(90,234)	(22,884)	(50,339)

(Continued on following page)

CONSOLIDATED STATEMENTS OF CASH FLOWS-continued

(in thousands)

	US Oncology Holdings, Inc.				US Oncology, Inc.
	(Successor)			(Predecessor)	(Successor)			(Predecessor)
			Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004			Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004
	Year ended December 31,				Year ended December 31,
	2006	2005			2006	2005
Cash flows from financing activities:
Proceeds from Term Loan	100,000	—	400,000	—	100,000	—	400,000	—
Proceeds from Senior Floating Rate Notes	—	250,000	—	—	—	—	—	—
Proceeds from Senior Subordinated Notes	—	—	575,000	—	—	—	575,000	—
Proceeds from other indebtedness	4,522	13,574	—	—	4,522	13,574	—	—
Repayment of Term Loan	(1,000)	(17,912)	—	—	(1,000)	(17,912)	—	—
Repayment of Credit Facility	—	—	(68,277)	—	—	—	(68,277)	—
Repayment of Senior Subordinated Notes	—	—	(172,000)	—	—	—	(172,000)	—
Repayment of other indebtedness	(5,051)	(6,528)	(5,957)	(10,336)	(5,051)	(6,528)	(5,957)	(10,336)
Debt financing costs	(714)	(7,953)	(50,045)	—	(714)	(753)	(50,045)	—
Net distributions to parent	—	—	—	—	(23,713)	(17,834)	—	—
Distributions to minority interests	(2,320)	(1,743)	—	—	(2,320)	(1,743)	—	—
Contributions from minority interests	1,015	1,414	—	—	1,015	1,414	—	—
Issuance of stock, net of offering costs	149,391	901	347,840	—	—	—	347,840	—
Advance from parent	—	—	—	—	150,000	899	—	—
Net payments in lieu of stock issuance upon contract separation	—	—	(12,033)	—	—	—	(12,033)	—
Payment of dividends on preferred stock	—	(200,015)	—	—	—	—	—	—
Payment of dividends on common stock	—	(49,985)	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	(4,247)	—	—	—	(4,247)
Purchase of common stock and outstanding options in connection with business acquisition	—	—	—	—	—	—	(1,172,956)	—
Proceeds from exercise of stock options	338	5	—	18,726
Contributions of proceeds from exercise of stock options	—	—	—	—	319	—	—	18,726

Net cash provided by (used in) financing activities	246,181	(18,242)	1,014,528	4,143	223,058	(28,883)	(158,428)	4,143
Increase (decrease) in cash and cash equivalents	155,930	5,438	(89,567)	85,453	155,929	5,438	(89,568)	85,453
Cash and cash equivalents:
Beginning of period	125,838	120,400	209,967	124,514	125,837	120,399	209,967	124,514

End of period	$281,768	$125,838	$120,400	$209,967	$281,766	$125,837	$120,399	$209,967

Interest paid	$114,740	$91,004	$3,053	$19,303	$90,250	$80,911	$3,053	$19,303
Taxes paid (refunded)	20,029	875	(9,214)	667	20,029	437	(9,214)	667
Non-cash investing and financing transactions:
Assets capitalized under capital leases	—	13,425	—	—	—	13,425	—	—
Accretion of dividends on preferred stock	20,104	22,168	10,768	—	—	—	—	—
Delivery of common stock in affiliation transactions	321	—	—	1,278	321	—	—	1,278

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE BUSINESS

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.” Holdings conducts all of its business through US Oncology and its subsidiaries which provide comprehensive services to a network of affiliated practices, made up of 1,067 affiliated physicians in 425 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services we offer include:

•

Medical Oncology Services. Under its comprehensive service arrangements, the Company acts as the exclusive manager and administrator for non-medical business functions connected with its affiliated practices. As such, the Company is responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, information systems and capital allocation to facilitate growth in practice operations. The Company also purchases and manages specialty oncology pharmaceuticals for its affiliated practices. Annually, the Company is responsible for purchasing, delivering and managing more than $1.8 billion of pharmaceuticals through a network of 45 licensed pharmacies, 120 pharmacists and 299 pharmacy technicians.

•

Cancer Center Services. The Company develops and manages comprehensive, community-based cancer centers, which integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The Company has developed and operates 91 community-based radiation facilities, including 80 integrated cancer centers that include medical oncology and radiation oncology operations, and 11 radiation-only facilities. The Company also has installed and manages 33 Positron Emission Tomography (“PET”) systems including 12 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems. We also provide the comprehensive management and financial services described above in connection with the cancer centers.

•

Pharmaceutical Services. The Company contracts with practices solely for the purchase and management of specialty oncology pharmaceuticals under the oncology pharmaceutical services (“OPS”) model, which does not encompass all of the Company’s other practice management services. OPS revenues are included in the pharmaceutical services segment. In addition to providing services to network physicians, it capitalizes on the network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America.

•

Research/Other Services. The Company facilitates a broad range of cancer research and drug development activities through its network. It contracts with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. During 2006, we supervised 70 clinical trials, supported by a network of 523 participating physicians in 179 research locations and enrolled 2,723 new patients in research studies.

The Company provides these services through two business models: the comprehensive services model, under which it provides all of the above services under a single contract with one fee based on overall performance; and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase the pharmaceutical aspects of medical oncology services and/or cancer research services, each under a separate contract, with a separate fee methodology for each service. Most of the Company’s revenues, 89.1% during 2006, are derived under the comprehensive services model.

NOTE 2—MERGER AND RELATED TRANSACTIONS

In March, 2004, Holdings and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology pursuant to which Oiler Acquisition Corp. was to merge with and into US Oncology, with US Oncology continuing as the surviving corporation.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the purchase price of the August Transactions (in millions):

Cash and equity contributed by WCAS and affiliates	$517.8
Total liabilities assumed	1,321.8
Fair value of assets acquired	(1,109.2)

Excess purchase price (goodwill)	$730.4

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates. Among the factors that may be considered by management in these processes include: choosing a particular accounting principle from a range of accounting policies permitted by GAAP, expected rates of business and operational change, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in the selection of estimates which could be viewed as conservative or aggressive—based upon the quantity, quality and risks relating to the estimate, possible variability that might be expected in the actual outcome and the factors considered in developing the estimate. Because of inherent uncertainties in this process, actual future amounts will differ from those estimated amounts used in the preparation of the financial statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

•

Oncology pharmaceutical service revenues. Under the Company’s OPS agreements, the Company bills practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which the Company must pay the pharmaceutical manufacturers and a service fee for the pharmacy-related services provided by the Company.

•

GPO, data and other pharmaceutical service revenues. The Company receives fees from pharmaceutical companies for acting as a group purchasing organization (“GPO”) for its affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data the Company collects, compiles and analyzes, as well as fees for other services provided to pharmaceutical companies including reimbursement support.

•

Clinical research revenues. The Company receives fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

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

On a monthly basis, under comprehensive service arrangements, fees are paid to the Company and adjustments are made to its fees to reconcile prior estimates to actual amounts. Adjustments are recognized as increases or reductions in revenue in the period they become known. Such reconciliation would also occur upon termination of a contract. Historically, the effect of these adjustments has not been material.

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

Approximately 86.7% of the Company’s 2006 revenue was derived from practices under earnings model service agreements. Under this model, the Company receives a service fee that includes an amount equal to the direct expenses associated with operating the practice plus an amount that is calculated based on the service agreement for each of the practices. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, interest, and salaries and benefits of non-physician employees who support the practices. The direct expenses do not include salaries and benefits of physicians. The non-expense reimbursement related portion of the service fee is a percentage, ranging from 15% to 30%, of the earnings before income taxes of the affiliated practice subject to certain adjustments relating to practice efficiency in the deployment of capital and use of our pharmaceuticals distribution function. The earnings of an affiliated practice are determined by subtracting the direct expenses from its revenues.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately 2.4% of the Company’s 2006 revenue was derived from practices currently managed under agreements in which its fee was calculated under the net revenue model or, as required in some states, on a fixed management fee basis. Under the net revenue model service agreements, affiliated practices are permitted to retain a specified amount, typically 23% of the practice’s net revenue, for payment of physician salaries. Payment of such salaries is given priority over payment of the Company’s service fee. To the extent available, the Company receives a service fee, which typically includes all practice costs (other than amounts retained by the physicians), a fixed fee, a percentage fee (in most states) and, if certain financial and performance criteria are satisfied, a performance fee. The net revenue model does not appropriately align the Company’s and affiliated practices’ economic incentives, since the parties do not have similar motivation to control costs or efficiently utilize capital. For this reason, the Company has sought to convert net revenue model practices to the earnings model since 2001 and does not enter into new affiliations under the net revenue model. In April 2006, the Company terminated the service agreement with its last large remaining net revenue model practice.

A portion of the Company’s revenue under its comprehensive service arrangements and its revenue with OPS affiliated practices is derived from sales of pharmaceutical products and is reported as product revenues. The Company’s remaining revenues under its comprehensive service arrangements and its revenues from GPO fees, data fees and research fees are reported as service revenues. Physician practices that enter into comprehensive service agreements with the Company receive pharmaceutical products and a broad range of services. These products and services represent multiple deliverables rendered under a single contract, with a single fee. The Company has analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component. For revenue recognition purposes, the product revenues and service revenues have each been accounted for separately under the guidance in EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

Oncology pharmaceutical services revenues

Under its OPS arrangements, the Company recognizes revenue as drugs are accepted by the affiliated practices. The Company recognizes revenue based upon the cost of pharmaceuticals purchased by the affiliated practice plus a fee for pharmaceutical services. Such amounts are recorded as product revenues and the related costs are included as cost of products. The Company recognizes revenue for admixture services as those services are performed.

GPO, data and other service revenues

The Company receives group purchasing organization (“GPO”) fees for providing services to pharmaceutical manufacturers and other suppliers. The Company recognizes revenue for GPO fees as it performs the services. GPO fees are distinct from discounts and rebates in that they are not passed back to affiliated practices and are paid to the Company for identifiable services provided to the drug supplier rather than in respect of drug purchases. The Company also provides suppliers with, among other things, data relating to, and analysis of, pharmaceutical use by affiliated practices, access to electronic order entry software from its pharmacy locations and physician practice sites, contract management services and other informational services. GPO fees are accounted for in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Clinical research revenues

Research revenue is derived from services provided to pharmaceutical companies and other trial sponsors and includes the initial activity to begin the research trial, patient enrollment and completion of the treatment cycle. Revenue is recognized as the Company performs its obligations related to such research. On occasion, the Company receives an upfront fee related for administrative services necessary to perform the research trial. These amounts are deferred and recognized over the duration of the trial as services are rendered.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Revenues

Product revenues consist of sales of pharmaceuticals to practices in connection with comprehensive service agreements or the OPS model. Under all its arrangements with affiliated practices, the Company furnishes the practice with pharmaceuticals and supplies. In certain cases, the Company takes legal title to the pharmaceuticals and resells them to practices. In other cases, title to the pharmaceuticals passes directly from the supplier to the practices under arrangements negotiated and managed by the Company pursuant to its service agreements with practices. The Company has analyzed its contracts with physician practices and suppliers of pharmaceutical products purchased pursuant to its arrangements with affiliated practices and determined that, in all cases, it acts as a principal within the meaning of EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” For this reason, the Company recognizes the gross amounts from pharmaceuticals as revenue because the Company (i) has separate contractual relationships with affiliated practices and with suppliers of pharmaceuticals products under which it is the primary obligor, and has discretion to select those suppliers (ii) is physically responsible for managing, ordering and processing the pharmaceuticals until they are used by affiliated practices, (iii) bears the carrying cost and maintains the equipment, staff and facilities used to manage the inventory of pharmaceuticals, (iv) manages the overall pharmaceutical program, including management of admixture and implementation of programs to minimize waste, enhance charge capture, and otherwise increase the efficiency of the operations of affiliated practices, and (v) bears credit risk for the amounts due from affiliated practices.

Because the Company acts as principal, revenues are recognized as the cost of the pharmaceutical product (which is reimbursed to the Company pursuant to all of its contractual arrangements with physician practices) plus an additional amount. Under the OPS model, this additional amount is the actual amount charged to practices as such services are directly related to and not separable from the delivery of the products. Under the comprehensive services model, the contracts do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects the Company’s estimate of the portion of its service fee that represents fair value of product sales. The portion of the service fee allocated to product revenue is based upon the terms upon which the Company offers pharmaceuticals under its OPS model. The Company provides the same services related to delivery and management of pharmaceutical products under its comprehensive service agreements as under its OPS model agreements. Accordingly, the Company believes this allocation is appropriate. Discounts and rebates are deducted from product revenues and costs.

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

Concentration of Revenue

Changes in the payer reimbursement rates, particularly Medicare and Medicaid, or in affiliated practices’ payer mix could materially and adversely affect the Company’s revenues. Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the years ended December 31, 2006 and 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), the affiliated practices derived approximately 37.8%, 39.0%, 41.3%, and 41.6%, respectively, of their net patient revenue from services provided under the Medicare program (of which 3.0%, 2.1%, 3.3%, and 3.5%, respectively, relates to Medicare managed care programs) and approximately 3.1%, 2.9%, 2.6%, and 2.5%, respectively of their net patient revenue from services provided under state Medicaid programs. In the years ended December 31, 2006 and 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), capitation revenues were less than 1% of total net patient revenue. The Company has one additional payer that represents more than 10% of net revenues. That payer represented 11% of net revenues in 2006 and less than 10% in 2005 and 2004.

Effective January 1, 2005, Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) changed the method by which it reimburses providers for oncology pharmaceuticals administered in physicians’ offices. Medicare now pays

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

oncologists the average sales price (“ASP”) for drugs plus 6%. Previously, Medicare reimbursed physicians for oncology pharmaceuticals based on average wholesale price (“AWP”) minus 15%. This shift in reimbursement methodology represented approximately a 15% reduction in reimbursement paid for oncology pharmaceuticals as of January 1, 2005, as compared to 2004 levels. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced a decline of approximately 7.5% in Medicare reimbursement during the year ended December 31, 2005 and an increase of approximately 1.2% in Medicare reimbursement during the year ended December 31, 2006, over the rate in effect as of December 31, 2005.

The Company’s only service agreement that represents more than 10% of revenue is with Texas Oncology, P.A. (“Texas Oncology”). Texas Oncology accounted for approximately 25% of revenue for the years ended December 31, 2006 and 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor). Set forth below is selected, unaudited financial and statistical information for Texas Oncology (in thousands):

	(Successor)			(Predecessor)
			Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004
	Year ended December 31,
	2006	2005
Net revenue	$924,131	$828,464	$270,331	$461,079

Service fees paid to the Company:

Reimbursement of expenses	666,049	559,094	186,941	323,579
Earnings component	64,062	67,129	17,830	29,437

Net operating revenue	730,111	626,223	204,771	353,016

Amounts retained by Texas Oncology	$194,020	$202,241	$65,560	$108,063

Physicians associated with Texas Oncology at end of period	257	239	203	198
Cancer centers utilized by Texas Oncology at end of period	38	35	34	34

The Company’s operating margin for the Texas Oncology service agreement was 8.8%, 10.7%, 8.7%, and 8.3%, for the years ended December 31, 2006 and 2005, the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor). Operating margin is computed by dividing the earnings component of the service fee by the total service fee.

Cost of Products

Cost of products includes the cost of pharmaceuticals, personnel costs for pharmacy staff, shipping and handling fees and other related costs. Cost of products is net of rebates earned from pharmaceutical manufacturers and cash discounts, if any. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying rebate eligible drug purchases of affiliated practices by the estimated contractually agreed manufacturer rebate amount. Rebate estimates are revised to actual, with the difference recorded to cost of products, upon billing to the manufacturer, generally 30 days subsequent to the end of the applicable quarter, based upon usage data. The effect of adjustments to estimates, resulting from the reconciliation of rebates recorded to actual amounts billed has not historically been material to the Company’s results of operations. Cash discounts for prompt payments to manufacturers are recognized as a reduction to cost of products when payment for the related pharmaceutical purchases are made.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Services

Cost of services consists principally of personnel costs, lease costs or depreciation for real estate and equipment used in providing the service and other operating costs.

Cash and Cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

Accounts receivable

Reimbursements relating to healthcare accounts receivable, particularly governmental receivables, are complex, change frequently and could in the future adversely impact our ability to collect accounts receivable and the accuracy of our estimates.

To the extent we are legally permitted to do so, we purchase accounts receivable generated by treating patients from our comprehensive services affiliated practices. We purchase these receivables at their estimated net realizable value, which in management’s judgment is the amount that we expect to collect, taking into account contractual agreements that reduce gross fees billed and allowances for accounts that may otherwise be uncollectible. For accounts receivable that we are not legally permitted to purchase (generally receivables from government payers), we lend an amount equal to the net realizable value of such receivables to the practice, secured by the applicable receivable and payable from proceeds of collecting such receivables. Whether receivables are purchased or funds are advanced in the form of a loan, such amounts appear on our balance sheet as accounts receivable. If we determine that accounts are uncollectible after purchasing them from a practice, our contracts require the practice to reimburse us for the additional uncollectible amount. Such reimbursement reduces the practice’s earnings for the applicable period. Because our management fees are partly based upon practice earnings, this adjustment would also reduce our service fees. Typically, the impact of adjustments such as these on our fees is not significant.

We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers, such as recent changes in Medicare reimbursement.

The Company’s accounts receivable are a function of net patient revenue of the affiliated practices rather than the Company’s revenue. Receivables from the Medicare and state Medicaid programs accounted for approximately 45.5% of the Company’s gross trade receivables for the year ended December 31, 2006 and are considered to have minimal credit risk. No other payer accounted for more than 10.0% of accounts receivable for the years ended December 31, 2006 or 2005.

Accounts receivable also include amounts due from practices affiliated under the OPS model which relate primarily to their purchases of pharmaceuticals.

Other receivables

Other receivables consist of amounts due from pharmaceutical manufacturers and other miscellaneous receivables. Rebates are accrued based upon internally monitored usage data and expectations of usage during the measurement period for which rebates are accrued, in accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Rebate estimates accrued prior to invoicing manufacturers (which generally occurs 10-30 days after the end of the measurement period) are revised to reflect actual usage data for the measurement period invoiced. For certain agreements, the Company records market share rebates at the time it invoices the manufacturer, as information necessary to reliably assess whether such amounts will be earned is not available until that time. Billings are subject to review, and possible adjustment, by the manufacturer. Adjustments to estimates of rebates earned, based on manufacturers’ review of the billings, have not been material to the Company’s financial position or results of operations.

At December 31, 2006 and 2005, other receivables include amounts due from one manufacturer that represent 17.3% and 15.5%, respectively, of the Company’s total receivables (including accounts receivable and other receivables).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of prepaid expenses, such as insurance, and certain other assets expected to be realized within one year.

Inventories

Inventories consist of pharmaceutical drugs and are stated at the lower of cost, using the average cost method, or market. Inventory quantities are determined from physical counts.

Due from and to affiliates

The Company has advanced to certain of its practices amounts needed for working capital purposes, primarily to purchase pharmaceuticals. In addition, from time to time the Company advances funds to assist with the development of new markets, to support the addition of physicians, and support the development of new services. Depending on the terms of specific transactions, certain advances bear interest at a market rate which may be based on either the prime interest rate or at the Company’s average cost of capital. These advances are unsecured and are repaid in accordance with the terms of the agreement evidencing the advance.

Amounts due from affiliates are reviewed when events or changes in circumstances indicate their recorded amount may not be recoverable. If the review indicates that the anticipated recoverable amount is less than the carrying value, the Company’s carrying value of the asset is reduced accordingly.

Amounts due to affiliates represent amounts to be retained by affiliated practices under comprehensive service agreements.

Property and equipment

Property and equipment is stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of (i) three to ten years for computers and software, clinical equipment, and furniture and fixtures, (ii) the lesser of ten years or the remaining lease term for leasehold improvements and (iii) twenty-five years for buildings. These lives reflect management’s best estimate of the respective assets’ useful lives, and subsequent changes in operating plans or technology could result in future impairment charges to these assets. Interest costs incurred during the construction of major capital additions, primarily cancer centers, are capitalized.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the capitalized cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Income.

Service agreements, net

Service agreements represent the value of the Company’s rights to manage practices. In connection with the August Transactions, existing service agreements were recorded at their estimated fair value based upon an independent valuation. Subsequent additions have been recorded for consideration paid by the Company for practices to enter into long-term service agreements. Consideration paid may include the assumption of certain liabilities, the estimated value of nonforfeitable commitments by the Company to issue common stock at specified future dates for no additional consideration, short-term and subordinated notes, cash payments and related transaction costs.

During the initial terms of the agreements, the affiliated practices have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. The Company amortizes these costs on a straight-line basis over the lesser of the term of each agreement or 20 years (Successor) and 25 years (Predecessor). Should these agreements be terminated prior to their full amortization, the Company may experience a charge to its operating results for the unamortized portion of the service agreement intangible assets. Under the service agreements, the Company is the exclusive provider of certain services to its affiliated practices which include providing facilities, management information systems, clinical research services, personnel management and strategic, financial and administrative services. Specifically, the Company, among other things, (i) develops, constructs and manages free-standing cancer centers which provide for treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology, (ii) expands diagnostic capabilities of practices through installation and management of PET technology,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) coordinates and manages cancer drug research for pharmaceutical and biotechnology companies, (iv) purchases and manages the inventory of cancer-related drugs for affiliated practices, and (v) provides management and capital resources to affiliated practices including data management, accounting, compliance and other administrative services.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests for the impairment of goodwill on at least an annual basis. The Company’s goodwill impairment test involves a comparison of the fair value of each reporting unit with its carrying amount. Fair value is estimated through an independent valuation using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is less than the carrying value, goodwill is considered impaired.

Other assets

Other assets consist primarily of deferred debt financing costs, which are capitalized and amortized over the terms of the related debt agreements, an intangible asset relating to customer relationships, acquired as part of the AccessMed purchase in 2006, and a receivable from a former affiliated practice (see Notes 6 and 10 to the Consolidated Financial Statements).

Income taxes

The Company reports its consolidated results of operations for federal and state income tax purposes. For operations subject to income taxes, the Company uses the liability method of accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when such differences reverse.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires nonpublic companies that previously used the minimum value method to value options to apply the prospective transition method upon adoption of the standard. Under this method, no compensation expense is recognized for options awarded prior to January 1, 2006, unless these awards are modified subsequent to the adoption of the standard. The Company applied the prospective transition method and the adoption of SFAS 123R did not have a material effect on our financial condition or results of operations. In accordance with the prospective transition method, results for prior periods have not been restated. Upon adopting SFAS 123R, the Company eliminated the unamortized balance of deferred compensation, in the amount of $3.5 million, associated with outstanding restricted share awards to additional paid-in-capital.

For all awards issued or modified after the adoption of SFAS 123R, compensation expense is recognized in the Company’s financial statements over the requisite service period, usually the vesting period, net of estimated forfeitures, based on the fair value as of the grant date. The Company applies the Black-Scholes method to value awards granted after January 1, 2006. Because the Company does not have publicly-traded equity, we have developed a volatility assumption to be used for option valuation based upon an index of publicly-traded peer companies.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation issued to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the year ended December 31, 2005 and the period from August 21, 2004 through December 31, 2004, if we had applied the fair value recognition provisions of FASB No. 123, “Accounting for Stock-Based Compensation”, the related effects would have been immaterial to our financial statements.

Fair value of financial instruments

The Company’s receivables, payables, prepaids and accrued liabilities are current assets and obligations on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The fair value of indebtedness differs from its carrying value based on current market interest rate conditions as evidenced by market transactions (See Note 7).

Comprehensive income

SFAS 130, “Reporting Comprehensive Income” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in stockholders’ equity during a period including unrealized fair value adjustments on certain derivative instruments. For the years ended December 31, 2006 and 2005, the Company recorded other comprehensive income, net of tax, totaling $39 thousand and $0.9 million related to an interest rate swap designated as a cash flow hedge. There were no transactions resulting in other comprehensive income for the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor).

Recent Accounting Pronouncements

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. This pronouncement was adopted beginning in fiscal year 2006 and adoption of the pronouncement had no effect on the Company’s financial position or results of operations.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, that the adoption of FIN 48 will have on the Company’s financial position, results of operations and cash flows.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement does not require new fair value measurements, however for some entities, the application of this Statement will change current practice. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt this Statement as required, and adoption is not expected to have a material impact on the Company’s results of operations or financial condition.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company’s fiscal year beginning January 1, 2008. We have not yet determined the impact, if any, from the adoption of SFAS No. 159.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—AFFILIATIONS AND DISAFFILIATIONS

Affiliations

During the years ended December 31, 2006 and 2005, the Company paid $3.6 million and $8.7 million for consideration in affiliation transactions involving comprehensive service agreements. No consideration was paid in the period from August 21, 2004 through December 31, 2004 (Successor) or the period from January 1, 2004 through August 20, 2004 (Predecessor).

Disaffiliations

During the period from August 21, 2004 through December 31, 2004 (Successor) and the period from January 1, 2004 through August 20, 2004 (Predecessor), the Company terminated service agreements and disaffiliated with three oncology practices with comprehensive service agreements and one OPS practice. The Company recognized a gain on separation of $2.0 million as a result of these transactions, which is included in other income in the Consolidated Statements of Operations and Comprehensive Income during the period from August 21, 2004 through December 31, 2004 (Successor).

NOTE 5—PROPERTY AND EQUIPMENT

As of December 31, 2006 and 2005, the Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Land	$38,717	$41,736
Buildings and leasehold improvements	208,231	222,880
Furniture and equipment	261,537	207,686
Construction in progress	41,221	30,810

	549,706	503,112
Less accumulated depreciation and amortization	(156,388)	(90,778)

	$393,318	$412,334

In the third quarter of 2006, the Company recorded an adjustment to certain assets classified as buildings and land that had been incorrectly recorded at the date of the August 20, 2004 merger. To correct this error, the Company reduced the cost of buildings and land by $11.8 million and $1.9 million, respectively, which was offset by an increase to goodwill of $13.7 million in the Consolidated Balance Sheet as of December 31, 2006. In addition, depreciation and amortization expense was reduced by $0.9 million in its consolidated statement of operations for the year ended December 31, 2006 to adjust for the cumulative error in depreciation expense since the August 20, 2004 merger. The correction was recorded in the third quarter of 2006 and management concluded that the impact on prior years was not material.

During 2006, the Company terminated service agreements and disaffiliated with its last large net revenue model practice. The Company recognized a gain of $0.2 million in connection with the sale of property, plant and equipment to the practice. (See Note 10 to the Consolidated Financial Statements.)

Amounts recorded as construction in progress at December 31, 2006 and 2005 primarily relate to construction costs incurred in the development of cancer centers for the Company’s affiliated practices. Interest costs incurred during the construction of major capital additions, primarily cancer centers, is capitalized. Capitalized interest for the years ended December 31, 2006 and 2005, the period from August 21, 2004 through December 31, 2004 (Successor), and the period from January 1, 2004 through August 20, 2004 (Predecessor) was $0.9 million, $0.7 million, $0.4 million, and $0.6 million, respectively.

Depreciation expense for the years ended December 31, 2006 and 2005, the period from August 21, 2004 through December 31, 2004 (Successor), and the period from January 1, 2004 through August 20, 2004 (Predecessor) was $68.5 million, $69.6 million, $20.7 million, and $40.2 million, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

The following table summarizes changes in the Company’s intangible assets, consisting of service agreements, customer relationships and goodwill from December 31, 2005 to December 31, 2006 (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill
Balance at December 31, 2004	$255,680	$—	$730,278
Adjustment for new basis	—	—	(13,546)
Practice affiliations	2,950	—	—
Practice disaffiliations and other, net	(996)	—	—
Amortization expense	(14,947)	—	—

Balance at December 31, 2005	242,687	—	716,732

Acquisition of new business	—	4,990	27,451
Adjustment for new basis	—	—	13,687
Practice affiliations	11,740	—	—
Amortization expense	(14,327)	(250)	—

Balance at December 31, 2006	$240,100	$4,740	$757,870

Average of straight-line based amortization period in years as of December 31, 2006	17	10	n/a

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

During April, 2006 the Company disaffiliated with a 35 physician net revenue model practice. During the August Transactions, based on an independent valuation the fair value of this practice was determined to be zero and the carrying value was adjusted accordingly.

In July, 2006, the Company acquired 100% of the outstanding capital stock of AccessMed Holdings, Inc., the parent company of AccessMed, Inc. (collectively “AccessMed”), for cash consideration of $31.4 million, net of cash acquired. AccessMed is a provider of reimbursement hotline and patient assistance programs and is located in Overland Park, Kansas. The acquisition expands the services offered by the Company to pharmaceutical manufacturers and also allows the Company to centralize the appeals and patient financial assistance processes for affiliated practices. Additional cash consideration of up to $6.0 million could be payable based upon the financial performance of the acquired business for the period from January 1, 2007 through December 31, 2007.

The total purchase price was allocated to AccessMed’s net tangible and identifiable intangible assets based on their estimated fair values. The amount allocated to the value of customer relationship intangible assets was $5.0 million and was classified as other assets in the accompanying Consolidated Balance Sheet. Accumulated amortization relating to customer relationships was $0.3 million at December 31, 2006. The excess of the purchase price over the net assets was recorded as goodwill and amounted to $27.5 million. No goodwill associated with this acquisition is deductible for tax purposes. The operations of AccessMed are a component of our pharmaceutical services segment. The balances included in the Consolidated Balance Sheet related to the acquisition are based on preliminary information and are subject to change when asset valuations are finalized and the liabilities have been evaluated.

Accumulated amortization relating to service agreements was $18.9 million and $14.4 million at December 31, 2006 and 2005, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—INDEBTEDNESS

As of December 31, 2006 and 2005, the Company’s long-term indebtedness consisted of the following (in thousands):

	December 31,
	2006	2005
US Oncology, Inc.
Senior Secured Credit Facility	$479,088	$380,088
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	2,825	6,936
Mortgage, capital lease obligations and other	19,148	26,206

	1,079,061	991,230
Less current maturities	(9,397)	(10,359)

	$1,069,664	$980,871

US Oncology Holdings, Inc.
Senior Floating Rate Notes, due 2015	250,000	250,000

	$1,319,664	$1,230,871

Scheduled maturities of indebtedness for the next five years are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter
US Oncology payments due	$9,397	$5,910	$6,020	$235,189	$232,552	$589,993
Holdings payments due	—	—	—	—	—	250,000

Summarized below are the principal terms of the agreements that govern the Company’s outstanding indebtedness.

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $560.0 million and was increased to $660.0 million during the year ended December 31, 2006. The facility consists of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At December 31, 2006, 2005 and 2004, no amounts had been borrowed under the revolving credit facility. As of February 22, 2007, $136.7 million was available for borrowing as the availability had been reduced by outstanding letters of credit amounting to $23.3 million, and

•

a $400.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the August Transactions. In July 2006, the term loan was amended to include an additional $100.0 million borrowing that was drawn in full in connection with the July amendment. The amount outstanding under the term loan was $479.1 million as of December 31, 2006. No additional amounts may be borrowed under the term loan facility without future amendment to the facility.

The interest rates applicable to loans, other than swingline loans, under the senior secured credit facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by the Company (or a nine or 12 month period if all lenders agree to make an interest period of such duration available) in each case, plus an applicable margin percentage. Based on the six-month LIBOR at December 31, 2006, borrowings under the revolving credit facility have an effective interest rate of 7.62%. Swingline loans bear interest at the interest rate applicable to alternate base rate revolving loans.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, the alternate base rate is the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR is based upon offered rates in the London interbank market. Currently, the applicable margin percentage is a percentage per annum equal to (i) 1.25% for alternate base rate term loans, (ii) 2.25% for adjusted LIBOR term loans, (iii) 1.50% for alternate base rate revolving loans and (iv) 2.50% for adjusted LIBOR revolving loans. The applicable margin percentage under the revolving credit facility and term loan facility are subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the credit agreement). For the years ended December 31, 2006 and 2005 and the period from August 21, 2004 through December 31, 2004 (Successor), the average interest rate was 7.81%, 6.34% and 4.74%, respectively.

On the last business day of each calendar quarter the Company is required to pay each lender a commitment fee in respect of any unused commitment under the revolving credit facility. The commitment fee is currently 0.50% and is subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA.

The senior secured credit facility requires scheduled quarterly payments of $1.2 million on the term loan each until June 2010, with the balance paid in four equal quarterly installments thereafter.

The senior secured credit facility requires mandatory prepayments of term loans, subject to certain exceptions, in amounts equal to:

•	100% of the net cash proceeds from asset sales, except, in certain cases, when proceeds are reinvested by the Company within a specified period,

•	50% of the net cash proceeds from the issuance of certain equity securities by Holdings or US Oncology,

•	100% of the net cash proceeds from the issuance of certain debt securities by Holdings or US Oncology, and

•	75% (subject to reduction based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA) of the Company’s annual excess cash flow.

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

The senior secured credit facility contains the most restrictive covenants related to the Company’s indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. The Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. No such payment was required for the years ended December 31, 2006 and 2005. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of December 31, 2006, the Company is in compliance with all financial covenants related to the Senior Secured Credit Facility.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March, 2005, the Company amended its senior secured credit facility to permit the issuance of $250.0 million Senior Floating Rate Notes, due 2015 by Holdings and to use the proceeds to pay a dividend to the stockholders of Holdings. In December, 2006, the Company amended its senior secured credit facility to permit a private offering and the use of the proceeds along with cash on hand for payment of a dividend. (See Note 13 to the Consolidated Financial Statements.)

9.0 % Senior Notes and 10.75 % Senior Subordinated Notes

On August 20, 2004, the Company sold $300.0 million in aggregate principal amount of 9% senior notes due 2012 and $275.0 million in aggregate principal amount of 10.75% Senior Subordinated Notes due 2014.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes, due 2012	$300,000	$316,500	$300,000	$321,000
10.75% Senior Subordinated Notes, due 2014	275,000	303,875	275,000	305,250

9.625% Senior Subordinated Notes

US Oncology issued senior subordinated notes on February 1, 2002 in an original aggregate principal amount of $175.0 million maturing February 2012. Interest on these notes accrues at a fixed rate of 9.625% per annum payable semi-annually in arrears on each February 1 and August 1 to the holders of record of such notes as of each January 15 and July 15 prior to each such respective payment date.

In connection with the Merger, US Oncology commenced a tender offer to acquire the outstanding 9.625% senior subordinated notes due 2012, obtain holder consent to eliminate substantially all of the restrictive covenants and make other amendments to the indenture governing such notes. Upon the consummation of the Merger, the Company acquired $172.0 million in aggregate principal amount of the Company’s existing 9.625% senior subordinated notes, representing approximately 98% of the outstanding principal amount of such notes.

Subordinated Notes

Subordinated notes were issued to certain physicians with whom we entered into service agreements. Substantially all of the subordinated notes outstanding at December 31, 2006 bear interest from 6% to 7%, are due in installments through 2013 and are subordinated to senior bank and certain other debt. If the Company fails to make payments under any of the notes, the respective practice can terminate its service agreement with the Company.

Mortgages, Capital Lease Obligations and Other

In January, 2005, the Company incurred mortgage indebtedness of $13.1 million to finance the acquisition of real estate and construction of a cancer center. The mortgage debt bears interest at a fixed annual rate of 6.2% on $8.5 million of the initial balance and the remaining balance bears interest at variable rate equal to 30-day LIBOR plus 2.15%. The Company pays monthly installments of principal and interest and the mortgage matures in January 2015. In December, 2006, the Company incurred an additional $4.5 million to finance the acquisition of real estate and construction of a cancer center. This mortgage debt bears interest at a fixed annual rate of 7.25% on $2.9 million of the initial balance and the remaining balance bears interest at variable rate equal to 30-day LIBOR plus 2.15%. The Company pays monthly installments of principal and interest and the mortgage matures in December 2016. As of December 31, 2006, the outstanding balance on all mortgages was $16.6 million.

Leases for medical and office space, which meet the criteria for capitalization, are capitalized using effective interest rates between 8.0% and 12.0% with original lease terms up to 20 years. In March, 2006, the Company amended the lease agreements for two cancer centers operated through capital leases in a manner that resulted in the modified leases being classified as operating leases. Consequently, the remaining capital lease obligation of $11.0 million and the carrying value of the related capital assets of $10.7 million were retired, resulting in a $0.3 million gain that has been deferred and recognized as a reduction to rent expense over the remaining term of the leases. As of December 31, 2006 capitalized lease obligations were approximately $2.3 million and relate to cancer centers in which the Company is the sole tenant.

Holdings Senior Floating Rate Notes

During March, 2005, Holdings issued $250 million Senior Floating Rate Notes, due 2015 (“the Holdings Notes”). The Holdings Notes are senior unsecured obligations that bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the interest rate at 9.4% for a period of two years ending March 15, 2007. During the period that the interest expense

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has been fixed, interest expense will amount to approximately $23.5 million annually, and may be more or less than that amount thereafter.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology plans to provide funds to service this indebtedness through payment of semi-annual dividends to Holdings. During the years ended December 31, 2006 and 2005, US Oncology paid Holdings dividends of $23.5 million and $11.0 million, respectively, to finance the semi-annual interest payments. The terms of the Senior Secured Credit Facility, as well as the indentures governing US Oncology’s Senior Notes and Senior Subordinated Notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $80.5 million and $83.3 million as of December 31, 2006 and 2005, respectively. Subsequent to December 31, 2006, US Oncology paid a dividend, in the amount of $40.6 million to Holdings, which along with proceeds from a private equity offering, was used to pay a $190.0 million dividend to the Company’s shareholders (see Note 13 to the Consolidated Financial Statements).

The Company may redeem some or all of the Holdings Notes prior to March 15, 2007 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium. During the twelve-month periods beginning on March 15, 2007 and March 15, 2008 the Company may redeem some or all of the Holdings Notes at prices equal to 102% and 101%, respectively, of the principal amount plus accrued and unpaid interest. In twelve-month periods beginning on or after March 31, 2009, the Company may redeem some or all of the Holdings Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest.

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

Proceeds from the Holdings Notes were used to pay a $250 million dividend to its common and preferred shareholders in 2005. The dividend payment triggered a payment obligation of $14.5 million under Holdings’ Cash Incentive Plan, and Holdings also incurred approximately $7.2 million in expenses related to the offering. These amounts were financed with a dividend from US Oncology to Holdings during the second quarter of 2005. Upon payment, this dividend reduced the amount available under the restricted payment provision to $39.9 million.

In November, 2005, the Company completed an exchange offer for the Holdings Notes pursuant to which the $250.0 million outstanding notes were exchanged for substantially identical notes in an offering registered under Federal securities laws in accordance with the registration rights agreement related to the Holdings Notes.

Deferred Debt Financing Costs

The carrying value of deferred debt financing costs for US Oncology was $36.6 million and $42.1 million at December 31, 2006 and 2005, respectively. US Oncology recorded amortization expense related to debt financing costs of $6.6 million, $6.4 million, $2.3 million, and $1.0 million for the years ended December 31, 2006 and 2005, the period from August 21, 2004 through December 31, 2004 (Successor), and the period from January 1, 2004 through August 20, 2004 (Predecessor).

The incremental carrying value of deferred debt financing costs for Holdings was $6.0 million and $6.6 million at December 31, 2006 and 2005, respectively. Holdings recorded amortization expense related to debt financing costs of $0.7 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

Holdings has entered into derivative financial agreements for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of cash flows caused by movements in interest rates. Holdings documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relationship. Holdings’ use of derivative financial instruments has historically been limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. Holdings does not hold or issue derivative financial instruments for speculative purposes.

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in Holdings’ Consolidated Statement of Stockholders’ Equity. The remaining gain or loss, if any, is recognized currently in earnings. Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings.

At December 31, 2006, Holdings is party to an interest rate swap agreement used to convert the $250.0 floating rate notes issued by Holdings to a fixed interest rate of 9.4% through March 15, 2007. During the years ended December 31, 2006 and 2005, Holdings recognized unrealized gains of $0.9 million and $1.5 million, respectively, for this cash flow hedge as Accumulated Other Comprehensive Income, net of tax in the Statements of Stockholders’ Equity. During the years ended December 31, 2006 and 2005, $0.8 million and $0.6 million, respectively, were reclassified and recognized into earnings, net of tax, as interest expense on the hedged note was recognized. The interest rate swap qualified for the short-cut method of hedge accounting and, accordingly, no ineffectiveness has been assumed or reflected in Holdings’ Consolidated Statement of Operations.

The following is an analysis of the changes in the net gain included in accumulated other comprehensive income for Holdings (in thousands):

	Year Ended December 31,
	2006	2005
Balance, beginning of period	$1,506	$—
Net gain during the year	1,426	2,429
Amounts reclassified to earnings	(1,347)	(923)

Unrealized gain	1,585	1,506
Deferred income taxes on unrealized gain	(634)	(594)

Balance, end of period	$951	$912

NOTE 9—INCOME TAXES

The Company’s income tax provision consisted of the following (in thousands):

	US Oncology Holdings, Inc.				US Oncology, Inc.
	(Successor)			(Predecessor)	(Successor)			(Predecessor)
	Year ended December 31,		Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004	Year ended December 31,		Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004
	2006	2005			2006	2005
Federal:
Current	$12,686	$4,273	$339	$13,450	$21,228	$11,102	$339	$13,450
Deferred	2,746	7,581	14,138	6,833	2,746	7,581	14,138	6,833
State:
Current	1,818	1,386	140	1,118	1,859	1,386	140	1,118
Deferred	1,676	583	738	538	1,676	583	738	538

Income tax provision	$18,926	$13,823	$15,355	$21,939	$27,509	$20,652	$15,355	$21,939

The difference between the effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	US Oncology Holdings, Inc.				US Oncology, Inc.
	(Successor)			(Predecessor)	(Successor)			(Predecessor)
	Year ended December 31,		Period from August 21,2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004	Year ended December 31,		Period from August 21, 2004 through December 31, 2004	Period from January 1, 2004 through August 20, 2004
	2006	2005			2006	2005
Benefit (provision) for income taxes at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.4	1.9	1.9	1.9	2.9	1.9	1.9	1.9
Non-deductible expenses	3.2	3.6	1.3	1.6	2.1	2.3	1.3	1.6
Non-deductible merger costs and other	(0.6)	1.5	3.2	7.0	(0.4)	0.8	3.2	7.0

Effective tax rate	42.0%	42.0%	41.4%	45.5%	39.6%	40.0%	41.4%	45.5%

Deferred income taxes are comprised of the following (in thousands):

	US Oncology Holdings, Inc.				US Oncology, Inc.
	December 31,				December 31,
	2006		2005		2006		2005
Deferred tax assets:
Accrued expenses	$2,215		$2,272		$2,215		$2,272
Allowance for bad debts	2,959		2,886		2,959		2,886
Accrued compensation	1,904		—		1,904		—
Deferred revenue	854	(1)	—		854	(1)	—
Net operating loss	441		596		441		596
Inventory-capitalized costs	41		—		41		—
Deferred tax liabilities:							—
Service agreements and other intangibles	(23,649	)(1)	(10,967	)(1)	(23,649	)(1)	(10,894	)(1)
Depreciation	(10,091	)(1)	(16,898	)(1)	(10,091	)(1)	(16,969	)(1)
Prepaid expenses	(3,292)		—		(3,292)		—
Unrealized gain on cash flow hedge	(634	)(1)	(594	)(1)	—		—
Accrued compensation	—		(124)		—		(124)

Net deferred tax asset (liability)	$(29,252)		$(22,829)		$(28,618)		$(22,233)

(1)	These items are reported as long-term deferred income taxes on the Company’s Consolidated Balance Sheets as of December 31, 2006.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the August Transactions, the Company has adjusted deferred income taxes to reflect changes to the differences between the book and tax basis of assets. The changes result from the allocation of the purchase price associated with the Merger to the Company’s tangible and identifiable intangible assets. The Merger did not result in a change in the tax basis of the Company’s assets. US Oncology, Inc. is a subsidiary of the US Oncology Holdings, Inc. consolidated group for federal income tax reporting purposes. For purposes of this disclosure, US Oncology, Inc’s provision for income taxes has been computed on the basis that it filed a separate federal income tax return together with its subsidiaries.

At December 31, 2006 the Company’s deferred tax assets include state net operating loss carryforwards (expiring in 2007 through 2026) of approximately $23 million. The Company determined that a valuation allowance is not necessary given the expectation that future taxable income is more likely than not to exceed the amounts necessary to realized the deferred tax asset.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, certain comprehensive cancer centers and certain equipment under noncancelable operating lease agreements. As of December 31, 2006, total future minimum lease payments, including escalation provisions are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Payments due	$68,025	$60,479	$51,918	$42,781	$32,104	$167,919

Rental expense was $79.8 million, $76.1 million, $25.4 million, and $43.5 million for the years ended December 31, 2006, 2005, the period from August 21, 2004 through December 31, 2004 (Successor), and the period from January 1, 2004 through August 20, 2004 (Predecessor).

The Company enters into commitments with various construction companies and equipment suppliers primarily in connection with the development of cancer centers. As of December 31, 2006, the Company’s commitments amounted to approximately $3.5 million.

Insurance

The Company and its affiliated practices maintain insurance with respect to medical malpractice and associated various liability risks on a claims-made basis in amounts believed to be customary and adequate. The Company is not aware of any outstanding claims or unasserted claims that are likely to be asserted against the Company or its affiliated practices, which would have a material impact on its financial position or results of operations.

The Company maintains all other traditional insurance coverage on either a fully insured or high deductible basis, using loss funds for any estimated losses within the retained deductibles.

Guarantees

Beginning January 1, 1997, the Company guaranteed that the amounts retained by the Company’s affiliated practice in Minnesota will amount to a minimum of $5.2 million annually under the terms of the related service agreement, provided that certain targets are met. The Company has not been required to make any payments associated with this guarantee.

The Company periodically provides guarantees up to predetermined amounts for amounts under OPS agreements to certain pharmaceutical suppliers for products purchased by affiliated practices. At December 31, 2006 there were no outstanding balances between affiliated practices and pharmaceutical suppliers to be guaranteed.

Litigation

The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. In addition, because of licensing requirements and affiliated practices’ participation in governmental healthcare programs, the Company and affiliated practices are, from time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although the Company and its practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against the Company or one of the practices in excess of insurance coverage could have a material adverse effect on the Company.

During the fourth quarter of 2005, the Company received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about the Company and its business, generally in relation to its contracts and relationships with pharmaceutical manufacturers. The Company is in the process of responding to the subpoena and has cooperated fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. However, the Company cannot provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compliance with law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, the Company has devoted significant resources to responding to the DOJ subpoena and anticipate that such resources may be required on an ongoing basis to fully respond to the subpoena.

The Company has also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of AWP and alleged inappropriate marketing practices with respect to AWP.

In the past, the Company and certain of its subsidiaries and affiliated practices have been the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits) of which the Company became aware. The United States has determined not to intervene in any of the qui tam suits of which the Company is aware and all such suits have been dismissed. Because qui tam actions are filed under seal, there is a possibility that the Company could be the subject of other qui tam actions of which it is unaware. The Company intends to continue to investigate and vigorously defend itself against any and all such claims, and the Company continues to believe that it conducts its operations in compliance with the law.

Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The Department of Justice is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by the Company, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between the Company and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against the Company, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on the Company, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

The Company and its network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, the Company is involved from time to time in disputes with, and claims by, its affiliated practices against the Company.

Specifically, the Company is involved in litigation with one net revenue model practice of 35 physicians. The Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that its service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that it is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April 2006.

During the first quarter of 2006 (prior to the termination of the service agreement in April), the practice represented 4.6% of the Company’s consolidated revenue. In October, 2006, the Company sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or its management service agreement with this practice due to the ongoing dispute that existed at that time. As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At December 31, 2006, the total receivable owed to the Company of $22.3 million is reflected on its balance sheet as other assets. Currently, certain amounts are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, certain amounts are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. Based on financial information available to the Company, management currently expects that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.3 million receivable recorded in other assets at December 31, 2006. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and the Company cannot provide assurance as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. The Company expects to incur expenses in connection with its litigation with the practice.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes the allegations in suits against it are customary for the size and scope of its operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on the Company.

NOTE 11—COMPENSATION AND BENEFIT PROGRAMS

The Company maintains health, dental and life insurance plans for the benefit of eligible employees, including named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with the company paying the remainder of the premiums. These benefits are offered on the same basis to all employees. The Company also maintains a 401(k) retirement plan that is available to all eligible U.S. employees. The Company currently matches elective employee-participant contributions on a basis of 100% of the employee’s contribution up to 3.0% of their compensation and 50% of the employee’s contribution of up to an additional 2.0% of their compensation. The Company’s contributions amounted to $4.1 million, $2.4 million, $0.7 million, and $1.4 million for the years ended December 31, 2006 and 2005, the period from August 21, 2004 through December 31, 2004 (Successor), and the period from January 1, 2004 through August 20, 2004 (Predecessor), respectively. Life, accidental death, dismemberment and disability, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums are paid in full by the Company. Other voluntary benefits, such as vision insurance, supplemental life and specific coverage insurance supplements are also made available and paid for by the employee.

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

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted common stock and 4,933,595 options to purchase Holdings common stock. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. A committee of not less than two persons appointed by the Board of Directors of Holdings administers the Equity Incentive Plan. If no such committee is appointed, the Board of Directors serves as the administrator and has all authority and obligations under the Equity Incentive Plan. The administrator has the sole discretion to grant restricted stock and options to employees and to determine the terms of awards granted under the plan. Incentive and non-qualified stock options, however, are not transferable other than by will or the laws of descent and distribution and are not issued at an exercise price less than the fair market value of the underlying shares.

Restricted Stock

At December 31, 2006 and 2005, the number of shares of Holdings stock authorized under the restricted stock awards plan was 22,290,371 shares in the aggregate. Holdings granted 600,000 and 390,000 shares of common stock as restricted stock awards during the years ended December 31, 2006 and 2005, respectively, and 21,580,000 shares during the period from August 21, 2004 through December 31, 2004. The fair value of the restricted stock awards issued during the years ended December 31, 2006 and 2005 and the period from August 21, 2004 to December 31, 2004, was approximately $0.9 million, $0.6 million and $10.8 million, respectively. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds. Based on the individual vesting criteria for each award, the Company recorded total amortization expense of approximately $2.1 million, $3.9 million and $4.1 million for the years ended December 31, 2006 and 2005 and the period from August 21, 2004 to December 31, 2004, respectively. During 2006, 1,146,000 restricted shares were forfeited by holders and previously recognized expense of $0.3 million related to the forfeited shares was reversed. Compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2006, is estimated to be as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter
Compensation expense	$0.9	$0.6	$0.3	$0.1	$—	$—

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The total number of shares of common stock for which options may be granted under the Equity Incentive Plan is 4,933,595 shares of common stock of Holdings. The number of shares authorized was increased by 1,000,000 shares through action by the Board of Directors in November 2006. Shares of common stock related to expired or terminated options may again be subject to an option or award under the Equity Incentive Plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The Equity Incentive Plan provides for the grants of incentive stock options (within the meaning of Section 422 of the Code) to selected employees and other persons providing services to the Company and for grants of non-qualified stock options and awards.

For the years ended December 31, 2006 and 2005 the Company granted 1,201,000 and 1,082,500 options, respectively. During the period from August 21, 2004 to December 31, 2004, the Company granted 1,820,000 options. The stock options are granted based on the fair value of common stock as of the date of grant (as determined by independent valuation), vest over 5 years (or upon specified performance objectives) and have an option term not to exceed 10 years. As of December 31, 2006, 3,581,500 options are outstanding (net of forfeitures).

The following summarizes the activity for the Equity Incentive Plan (shares in thousands):

	Shares Represented by Options	Weighted Average Exercise Price
Balance, December 31, 2004	1,810,000	$1.00
Granted	1,082,500	1.34
Exercised	(5,750)	1.00
Forfeited	(86,250)	1.00

Balance, December 31, 2005	2,800,500	$1.13
Granted	1,201,000	1.45
Exercised	(218,750)	1.03
Forfeited	(201,250)	1.00

Balance, December 31, 2006	3,581,500	$1.25

The following table summarizes information about the Company’s stock options outstanding under the Equity Incentive Plan at December 31, 2006 (in thousands):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable at 12/31/06	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
$1.00 to $1.55	3,581,500	8.4 years	$1.25	$11,957	826,500	$1.09	7.9 years	$2,893

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which became effective in October 2004. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. Under this plan, each eligible director at the plan’s adoption and each eligible director who joined the board after adoption is automatically granted an option to purchase 5,000 shares of common stock at fair value. In addition, each such director is automatically granted an option to purchase 1,000 shares of common stock for each board committee on which such director served. Through December 31,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006, options to purchase 99,000 shares of common stock have been granted to directors under the Director Stock Option Plan with exercise prices ranging from $1.00 to $1.43. The options vest six months after the date of grant.

Holdings 2004 Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Under the Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, awards granted to participants provide for cash payments upon (i) a qualified initial public offering or change in control of or (ii) dividends on or redemptions of preferred stock. Cash payments are payable to participants based upon certain performance objectives as set forth in the terms, conditions and other provisions of the awards under the Cash Incentive Plan. No payments related to the Cash Incentive Plan were made during the year ended December 31, 2006 .During the year ended December 31, 2005, Holdings declared and paid a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend paid to stockholders, Holdings made a $14.5 million cash payment under the Cash Incentive Plan, which was financed with a dividend from US Oncology.

If any of the payment triggering events described in the Cash Incentive Plan should occur in the future, the Company may incur an additional obligation (and compensation expense) as a result of such event or events. As of December 31, 2006, no amounts were available for payment under the Cash Incentive Plan. The amount of this obligation may increase based upon future performance of the Company, upon the consummation of a qualified initial public offering or upon a change in control of the Company.

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

At August 20, 2004, US Oncology had seven stock-based employee compensation plans. US Oncology accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock-based employee compensation costs for options granted under those plans with exercise prices less than the market value of the underlying common stock on the date of the grant were insignificant for the period from January 1, 2004 through August 20, 2004.

Prior to the Merger, US Oncology provided also a stock option plan to non-employee affiliates, which was accounted for using the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) with compensation expense recognized over the respective vesting period. US Oncology recognized expense of $0.5 million for the period from January 1, 2004 through August 20, 2004.

The following table illustrates the effect on net income if US Oncology had applied the fair value recognition provisions SFAS 123 (in thousands):

Period from January 1, 2004 through August 20, 2004
Net income, as reported	$26,318
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(15,390)

Pro forma net income	$10,928

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the activity for all US Oncology’s option plans prior to their termination on August 20, 2004 (shares in thousands):

	Shares Represented by Options	Weighted Average Exercise Price
Balance, December 31, 2003	13,900	$7.85
Granted	(2,226)	8.45
Exercised	(297)	7.03
Cancelled and redeemed	(11,377)	7.76

Balance, August 20, 2004	—	—

All stock options under the plans described above were cancelled and redeemed in connection with the August Transactions. Stock option holders received a cash payment equal to (i) $15.05 minus the exercise price of the option multiplied by (ii) the number of unexercised shares subject to the option (whether vested or not). The weighted average of these options was $7.76 per share.

NOTE 13—STOCKHOLDERS’ EQUITY

Capital Stock of US Oncology Holdings, Inc.

The capital stock of Holdings consists of the following (shares and dollars in thousands):

	Authorized Shares	As of December 31, 2006		As of December 31, 2005
		Outstanding Shares	Carrying Value	Outstanding Shares	Carrying Value
Common Stock	300,000	141,022	$141	119,546	$120
Participating Preferred Stock Series A	15,000	13,939	312,749	13,939	292,716
Participating Preferred Stock Series A-1	2,000	1,948	50,797	—	—

Because no ready market exists for Holding’s equity securities, the outstanding common and preferred shares were recorded at their respective fair values, as determined by an independent valuation firm on the date of issuance.

Common Stock

Holders of Holdings’ common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors, subject to the rights of holders of participating preferred stock to elect directors. Dividends cannot be paid on Holdings’ common stock without the consent of holders of a majority of Holdings’ participating preferred stock. Upon any liquidation, dissolution or winding up of Holdings, subject to the rights of the holders of Holdings’ participating preferred stock, holders of Holdings’ common stock will be entitled to share ratably in Holdings’ assets legally available for distribution to stockholders in such event. On December 21, 2006, Holdings declared a $190.0 million dividend of which $170.1 million was due to its common shareholders of record as of December 20, 2006, which was paid on January 3, 2007 (see “Series A-1 Participating Preferred Stock”).

As of December 31, 2006 and 2005, the outstanding shares of common stock include 21,424,000 shares and 21,970,000 shares, respectively, of common stock issued pursuant to restricted stock awards granted to members of Holdings’ management, which shares are subject to forfeiture until the satisfaction of vesting requirements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Participating Preferred Stock

The following table presents activity related to the outstanding Series A participating preferred stock (shares and dollars in thousands):

	Shares Issued	Carrying Value
Issuance in connection with the August Transactions	12,944	$427,164
Private equity offering	969	31,906
Accretion of cumulative 7% dividends	—	10,768

Balance at December 31, 2004	13,913	469,838
Private equity offering	26	725
Accretion of cumulative 7% dividends	—	22,168
Dividend paid	—	(200,015)

Balance at December 31, 2005	13,939	292,716
Accretion of cumulative 7% dividends	—	20,033

Balance at December 31, 2006	13,939	$312,749

Series A participating preferred stock is entitled to receive cumulative preferred dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly. Such dividends are not eligible to be paid in cash until a liquidation event, a qualified public offering, a change of control transaction or certain other events or actions, each as described below. During the years ended December 31, 2006 and 2005 and the period from August 21, 2004 to December 31, 2004, accretion of this dividend was recorded in the amount of $20.0 million, $22.2 million and $10.8 million, respectively, and is recorded as a component of the carrying value of preferred stock and as a reduction of retained earnings.

Dividends cannot be paid on the common stock without the consent of holders of a majority of the participating preferred stock. If a dividend is paid on the common stock, each share of participating preferred stock shall receive an amount equal to the amount payable with respect to such dividend on one (subject to adjustment) share of common stock. In connection with these participating rights, holders of Series A preferred stock received a dividend in the amount of $19.9 million in connection with the $190.0 million dividend declared to Holdings’ shareholders. Special dividends may be paid to holders of participating preferred stock when and if declared by the Company’s board of directors out of funds legally available therefore.

Upon any liquidation, dissolution or winding-up of Holdings, each share of participating preferred stock shall be entitled to receive: (i) $18.97 plus the total amount of accrued dividends on such share (such amount being referred to as the “accreted value” per share), plus (ii) the amount payable in connection with such liquidation, dissolution or winding-up of Holdings with respect to one (subject to adjustment) share of common stock. At December 31, 2006, the liquidation preference was $21.44 per share. Consent of holders of a majority of the participating preferred stock will be required to pay such preferred liquidation amounts other than in cash. Thereafter, holders of participating preferred stock participate ratably with the holders of common stock in any distribution of the remaining assets of Holdings, or proceeds thereof, available for distribution to the stockholders of Holdings based on the number of shares of common stock then outstanding (assuming for such purposes that each share of participating preferred stock was converted into one (subject to adjustment) share of common stock immediately prior to such liquidation, dissolution or winding-up of Holdings even though such conversion does not actually occur). As of December 31, 2006, the total liquidation value of the participating Series A preferred stock was approximately $298.8 million.

Upon the consummation of a registered underwritten public offering of common stock yielding gross proceeds to Holdings of not less than $100 million:

•

the total accreted value per share of participating preferred stock shall convert to common stock through the issuance of an equivalent value of common stock based on the public offering price of the common stock and shall be redeemed by Holdings to the extent the public offering (and any related financings) result in sufficient cash for Holdings to pay the redemption price per share and meet Holdings’ other financial obligations; and

•

Holdings shall also issue one (subject to adjustment) share of common stock for each share of participating preferred stock then outstanding. If the holders of not less than a majority of the participating preferred stock so elect, accrued dividends on the participating preferred stock will be paid in cash at the time of conversion rather than converted into common stock.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The participating preferred stock is mandatorily redeemable upon a sale of all or substantially all of Holdings’ assets or other change of control transactions that may be beyond control of Holdings at a price per share equal to (i) accreted value per share plus (ii) the issuance of one share of common stock for each share of participating preferred stock then outstanding (such newly issued shares of common stock to receive the same consideration as the other shares of common stock then outstanding for purposes of such change of control transaction).

The holders of participating preferred stock will vote together with the holders of the common stock (other than in director elections), with each share of participating preferred stock having voting rights equivalent to one share of common stock, except that the holders of participating preferred stock, voting as a separate class, are entitled to elect two members of the board of directors.

Series A-1 Participating Preferred Stock

The following table presents activity related to the outstanding Series A participating preferred stock (shares and dollars in thousands):

	Shares Issued	Carrying Value
Issuance in connection with private offering	1,948	$50,725
Accretion of cumulative 7% dividends	—	72

Balance at December 31, 2006	1,948	$50,797

On December 21, 2006, Holdings consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering.

Based on an independent appraisal, proceeds of $99.3 million, or $4.59 per share, were attributed to the common shares issued and proceeds of $50.7 million, or 26.04 per share, were attributed to the Series A-1 participating preferred shares issued. The value attributed to the Series A-1 participating preferred shares reflects their liquidation preference of $21.45 per share on the date of issuance plus the value of a participating right, which is substantially identical to a common share, of $4.59 per unit.

The Series A-1 participating preferred shares bear terms, including dividend rights and liquidation preferences, substantially identical to those of the outstanding Series A participating preferred shares.

Upon any liquidation, dissolution or winding-up of Holdings, each share of Series A-1 participating preferred stock shall be entitled to receive: (i) $21.45 plus the total amount of accrued dividends on such share (such amount being referred to as the “accreted value” per share), plus (ii) the amount payable in connection with such liquidation, dissolution or winding-up of Holdings with respect to one (subject to adjustment) share of common stock. As of December 31, 2006, the total liquidation value of the Series A-1 participating preferred stock was approximately $41.8 million.

Capital Stock of US Oncology, Inc.

The capital stock of US Oncology, Inc. consists of 100 authorized, issued and outstanding common shares, with a par value of $0.01 per share, all of which are owned by US Oncology Holdings, Inc.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service the indebtedness of Holdings through payment of semi-annual dividends. US Oncology also provides funds for payment of general and administrative expenses incurred by Holdings incurred to maintain its corporate existence and comply with the terms of the indenture governing its $250.0 million senior floating rate notes (the “Holdings Notes”). During the years ended December 31, 2006 and 2005, US Oncology paid Holdings dividends of $23.7 million and $11.0 million, respectively, to finance the semi-annual interest payments on its indebtedness and to support its corporate existence. As the Holdings Notes were issued during the year ended December 31, 2005, no dividends to service this indebtedness were necessary during the period from August 21, 2004 to December 31, 2004 (Successor) or during the period from January 1, 2004 through August 20, 2004 (Predecessor).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

US Oncology may make additional distributions to Holdings to the extent permitted by restrictive covenants within its indebtedness and subject to the approval of its Board of Directors. During the year ended December 31, 2006, and in connection with a private offering of US Oncology Holdings, Inc. common and Series A-1 participating preferred stock, the Board of Directors approved a dividend to Holdings in the amount of $40.6 million. In January, 2007, the dividend, along with proceeds from the offering, were used to pay related transaction costs and a distribution to the holders of US Oncology Holdings, Inc. capital stock immediately prior to the offering. During 2005, in connection with the issuance of the Holdings Notes, US Oncology paid Holdings a $21.7 million dividend to fund the debt issuance costs and the long-term incentive compensation expense incurred by Holdings. No such distributions were made during the period from August 21, 2004 to December 31, 2004 (Successor) or during the period from January 1, 2004 through August 20, 2004 (Predecessor).

Capital Stock of Predecessor

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

The table below sets forth US Oncology’s Treasury Stock activity for the period ended August 20, 2004 (through the date of the August Transactions) (shares in thousands):

Predecessor
Treasury stock shares as of January 1, 2004	11,938
Treasury stock purchases	394
Treasury stock issued in connection with affiliation transactions and exercise of employee stock options	(3,522)
August Transactions	(8,810)

Treasury stock shares as of August 20, 2004	—

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

NOTE 14—SEGMENT FINANCIAL INFORMATION

The Company’s reportable segments are based on internal management reporting that disaggregates the business by service line. In the first quarter of 2006, the Company changed its reportable segments to present information for its recently established service offerings related to oncology pharmaceuticals. The Company’s reportable segments are medical oncology services, cancer center services, pharmaceutical services, and research/other services (primarily consisting of cancer research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its medical oncology and cancer center services segments. In addition to managing their non-clinical operations, the medical oncology segment provides oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The pharmaceutical services segment distributes oncology pharmaceuticals to our affiliated practices, including practices affiliated under our OPS model, and provides informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials. The

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segment presentation for the year ended December 31, 2005, the period from August 21, 2004 through December 31, 2004 (Successor), and the period from January 1, 2004 through August 20, 2004 (Predecessor) have been conformed to the current presentation.

Balance sheet information by reportable segment is not reported since the Company does not produce such information internally.

The tables below present information about reported segments for the years ended December 31, 2006 and 2005, the period from August 21, 2004 through December 31, 2004 (Successor), and the period from January 1, 2004 through August 20, 2004 (Predecessor), respectively (in thousands):

	Year Ended December 31, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$1,518,975	$—	$1,945,018	$—	$—	$(1,641,852)	$1,822,141
Service revenues	561,459	323,917	50,646	53,220	—	—	989,242

Total revenues	2,080,434	323,917	1,995,664	53,220	—	(1,641,852)	2,811,383
Operating expenses	(1,955,969)	(207,940)	(1,911,946)	(52,306)	(76,948)	1,641,852	(2,563,257)
Depreciation and amortization	—	(38,423)	(3,960)	(871)	(40,080)	—	(83,334)

Income (loss) from operations	$124,465	$77,554	$79,758	$43	$(117,028)	$—	$164,792

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(232)	$—	$(232)

Income (loss) from operations	$124,465	$77,554	$79,758	$43	$(117,260)	$—	$164,560

Goodwill (2) (3) (4)	$409,322	$191,615	$156,933	$—	$—	$—	$757,870

	Year Ended December 31, 2005
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.
Product revenues	$1,354,749	$—	$598,454	$—	$—	$(337,260)	$1,615,943
Service revenues	538,522	292,472	28,044	43,579	—	—	902,617

Total revenues	1,893,271	292,472	626,498	43,579	—	(337,260)	2,518,560
Operating expenses	(1,729,257)	(188,675)	(582,579)	(46,069)	(72,351)	337,260	(2,281,328)
Compensation expense under long-term incentive plan	—	—	—	—	(14,507)	—	(14,507)
Depreciation and amortization	(44)	(39,788)	(1,346)	(1,409)	(42,331)	—	(84,918)

Income (loss) from operations	$163,970	$64,009	$42,573	$(3,899)	$(128,846)	$—	$137,807

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(349)	$—	$(349)

Income (loss) from operations	$163,970	$64,009	$42,573	$(3,899)	$(129,195)	$—	$137,458

Goodwill (4) (5)	$409,322	$177,898	$129,512	$—	$—	$—	$716,732

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Period from August 21, 2004 through December 31, 2004 (Successor)
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$426,665	$—	$63,557	$—	$—	$—	$490,222
Service revenues	232,218	93,726	169	17,658	—	—	343,771

Total revenues	658,883	93,726	63,726	17,658	—	—	833,993
Operating expenses	(568,729)	(62,003)	(56,532)	(16,109)	(40,191)	—	(743,564)
Depreciation and amortization	(27)	(12,455)	(7)	(367)	(14,494)	—	(27,350)

Income (loss) from operations	$90,127	$19,268	$7,187	$1,182	$(54,685)	$—	$63,079

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$—	$—	$—

Income (loss) from operations	$90,127	$19,268	$7,187	$1,182	$(54,685)	$—	$63,079

	Period from January 1, 2004 through August 20, 2004 (Predecessor)
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$776,280	$—	$125,336	$—	$—	$—	$901,616
Service revenues	331,203	159,129	1,001	32,905	—	—	524,238

Total revenues	1,107,483	159,129	126,337	32,905	—	—	1,425,854
Operating expenses	(978,054)	(104,992)	(115,717)	(29,662)	(50,038)	—	(1,278,463)
Depreciation and amortization	(23)	(21,862)	(19)	(638)	(28,031)	—	(50,573)

Income (loss) from operations	$129,406	$32,275	$10,601	$2,605	$(78,069)	$—	$96,818

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$—	$—	$—

Income (loss) from operations	$129,406	$32,275	$10,601	$2,605	$(78,069)	$—	$96,818

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceuticals services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment). The distribution center began operations, on a limited basis, in September of 2005.

(2)

During the year ended December 31, 2006, the Company recorded an adjustment to increase goodwill by $13.7 million in the cancer center services segment to correct an error at the time of the August 20, 2004 merger (see Note 6 to the Consolidated Financial Statements).

(3)

Goodwill in the amount of $27.5 million recorded as a result of the preliminary purchase price allocation for AccessMed acquisition in July, 2006 has been assigned to the pharmaceutical services segment based upon the nature of services and organizational integration of the acquired company.

(4)

As a result of segment reporting changes effective January 1, 2006, the Company also adjusted the amount of goodwill assigned to its reportable segments. Goodwill in the amount of $129.5 million was assigned to the pharmaceutical services segment and goodwill assigned to the medical oncology services segment was reduced by the same amount. Prior to management changes and the establishment of new service offerings related to oncology pharmaceuticals, certain activities in the pharmaceutical services segment had been included in the medical oncology services segment.

(5)

In connection with finalizing the purchase price allocation for the August Transactions, goodwill in the amount of $1.9 million preliminarily allocated to the “Other Services” segment was determined to be attributable to the medical oncology services and cancer center services segments and assigned to those segments, accordingly, in 2005.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases a portion of its medical office space and equipment from entities affiliated with certain of the stockholders of practices affiliated with the Company. Payments under these leases were $7.3 million in 2006, $6.9 million in 2005, $1.2 million for the period from August 21, 2004 through December 31, 2004 (Successor), and $2.5 million for the period from January 1, 2004 through August 20, 2004 (Predecessor). Total future commitments are $66.1 million as of December 31, 2006.

Two of the Company’s directors as of December 31, 2006, are practicing physicians, with practices affiliated with the Company. In 2006, the practices in which these directors participate generated total net revenue of $1,061.8 million of which $226.1 million was retained by the practices and $835.7 million was included in the Company’s revenue. In 2005, the practices in which these directors participate generated total net revenue of $942.5 million of which $231.5 million was retained by the practices and $711.0 million was included in the Company’s revenue. For the period from August 21, 2004 through December 31, 2004 (Successor), the practices in which these directors participate generated total net patient revenue of $311.6 million of which $77.3 million was retained by the practices and $234.3 million was included in the Company’s revenue. For the period from January 1, 2004 through August 20, 2004 (Predecessor), the practices in which these directors participate generated total net revenue of $526.1 million of which $126.8 million was retained by the practices and $399.3 million was included in the Company’s revenue.

On December 21, 2006, the Company consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January, 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering. In connection with the investment by Morgan Stanley, we agreed, subject to certain conditions, to give preferential consideration to retaining Morgan Stanley, or its designated affiliate, in connection with future securities offerings, financings and certain other transactions, to provide financial services. Mr. Reiland, a member of our board of directors, is a Managing Director at Morgan Stanley & Co Incorporated.

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

NOTE 16—QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly information (in thousands):

	US Oncology Holdings, Inc.
	2006 Quarter Ended				2005 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$701,743	$689,418	$698,638	$721,584	$584,588	$620,677	$648,345	$664,950
Income from operations	41,036	44,294	42,116	37,114	25,375	37,165	38,088	36,830
Other expense, net	(27,983)	(30,324)	(30,962)	(30,206)	(21,564)	(26,924)	(27,098)	(28,960)
Net income	7,571	8,616	6,718	3,253	2,165	5,540	6,888	4,496

	US Oncology, Inc.
	2006 Quarter Ended				2005 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$701,743	$689,418	$698,638	$721,584	$584,588	$620,677	$648,345	$664,950
Income from operations	41,162	44,327	42,150	37,153	25,375	37,361	38,202	36,869
Other expense, net	(22,019)	(24,267)	(24,822)	(24,150)	(21,316)	(20,915)	(20,982)	(22,964)
Net income	11,486	12,401	10,597	7,541	2,429	9,757	10,563	8,229

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-SUBSIDIARY GUARANTORS

The 9% Senior Secured Notes (the “Senior Notes”) and 10.75% Senior Subordinated Notes (the “Senior Subordinated Notes”) issued by US Oncology, Inc. are guaranteed fully and unconditionally, and on a joint and several basis, by all of the US Oncology’s wholly-owned subsidiaries. Certain of US Oncology’s subsidiaries, primarily joint ventures, do not guarantee the Senior Notes and the Senior Subordinated Notes.

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the year ended December 31, 2006 and 2005. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of December 31, 2006, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, MDH-USO Management Company, L.P., Oregon Cancer Center, Ltd., and Metropolitan Integrated Cancer Care, L.L.C. Condensed consolidated information for the year ended December 31, 2004 is not presented because the non-guarantor subsidiaries represented less than 3% of US Oncology’s consolidated income from continuing operations and cash flow from operations for this period and were considered minor.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2006

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$281,766	$—	$—		$281,766
Accounts receivable	—	328,661	12,645	—		341,306
Other receivables	—	105,544	—	—		105,544
Prepaid expenses and other current assets	8	21,131	—	—		21,139
Inventories	—	78,381	—	—		78,381
Deferred income taxes	4,268	—	—	—		4,268
Due from affiliates	1,053,079	—	—	(985,287	)(a)	67,792
Investment in subsidiaries	562,402	—	(587)	(561,815	)(b)	—

Total current assets	1,619,757	815,483	12,058	(1,547,102)		900,196
Property and equipment, net	—	353,408	39,910	—		393,318
Service agreements, net	—	234,498	5,602	—		240,100
Goodwill	—	752,277	5,593	—		757,870
Other assets	36,597	30,371	1,530	—		68,498

	$1,656,354	$2,186,037	$64,693	$(1,547,102)		$2,359,982

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,564	$152	$681	$—		$9,397
Accounts payable	—	197,767	929	—		198,696
Dividend payable	40,609					40,609
Intercompany accounts	(249,114)	251,752	(2,638)	—		—
Due to affiliates	156,833	1,116,112	15,858	(985,287	)(a)	303,516
Accrued compensation cost	—	26,314	540	—		26,854
Accrued interest payable	24,111	—	—	—		24,111
Income taxes payable	10,426	—	—	—		10,426
Other accrued liabilities	249	33,068	(752)	—		32,565

Total current liabilities	(8,322)	1,625,165	14,618	(985,287)		646,174
Deferred revenue	—	8,337	—	—		8,337
Deferred income taxes	32,886	—	—	—		32,886
Long-term indebtedness	1,051,049	2,657	15,958	—		1,069,664
Other long-term liabilities	—	3,894	4,138	—		8,032

Total liabilities	1,075,613	1,640,053	34,714	(985,287)		1,765,093

Commitments and contingencies
Minority interests	—	—	14,148	—		14,148
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	580,740	—	—	—		580,740
Retained earnings	—	—	—	—		—
Subsidiary equity	—	545,984	15,831	(561,815	)(b)	—

Total stockholder’s equity	580,741	545,984	15,831	(561,815)		580,741

	$1,656,354	$2,186,037	$64,693	$(1,547,102)		$2,359,982

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2005

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$125,836	$1	$—		$125,837
Accounts receivable	—	336,312	10,912	—		347,224
Other receivables	—	84,654	—	—		84,654
Prepaid expenses and other current assets	—	21,619	912	—		22,531
Inventories	—	46,336	1,343	—		47,679
Deferred income taxes	5,630	—	—	—		5,630
Due from affiliates	882,051	—	—	(826,055	)(a)	55,996
Investment in subsidiaries	425,607	—	—	(425,607	)(b)	—

Total current assets	1,313,288	614,757	13,168	(1,251,662)		689,551
Property and equipment, net	—	378,098	34,236	—		412,334
Service agreements, net	—	236,502	6,185	—		242,687
Goodwill	—	711,139	5,593	—		716,732
Other assets	42,093	6,120	1,530	—		49,743

	$1,355,381	$1,946,616	$60,712	$(1,251,662)		$2,111,047

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,786	$263	$1,310	$—		$10,359
Accounts payable	—	235,996	1,520	—		237,516
Intercompany accounts	(277,094)	279,382	(2,288)	—		—
Due to affiliates	—	932,875	15,565	(826,055	)(a)	122,385
Accrued compensation cost	—	33,026	746	—		33,772
Accrued interest payable	24,938	—	—	—		24,938
Income taxes payable	14,222	—	—	—		14,222
Other accrued liabilities	179	30,698	61	—		30,938

Total current liabilities	(228,969)	1,512,240	16,914	(826,055)		474,130
Deferred revenue	—	6,971	—	—		6,971
Deferred income taxes	27,863	—	—	—		27,863
Long-term indebtedness	956,238	13,333	11,300	—		980,871
Other long-term liabilities	—	3,804	4,090	—		7,894

Total liabilities	755,132	1,536,348	32,304	(826,055)		1,497,729

Commitments and contingencies
Minority interests	—	—	13,069	—		13,069
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	583,778	—	—	—		583,778
Deferred compensation	(3,536)	—	—	—		(3,536)
Retained earnings	20,006	—	—	—		20,006
Subsidiary equity	—	410,268	15,339	(425,607	)(b)	—

Total stockholder’s equity	600,249	410,268	15,339	(425,607)		600,249

	$1,355,381	$1,946,616	$60,712	$(1,251,662)		$2,111,047

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiaries Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,775,084	$47,057	$—		$1,822,141
Service revenue	—	958,525	30,717	—		989,242

Total revenue	—	2,733,609	77,774	—		2,811,383
Cost of products	—	1,726,924	26,714	—		1,753,638
Cost of services:
Operating compensation and benefits	—	442,789	15,217	—		458,006
Other operating costs	—	251,087	23,578	—		274,665
Depreciation and amortization	—	65,243	4,108	—		69,351

Total cost of services	—	759,119	42,903	—		802,022
Total cost of products and services	—	2,486,043	69,617	—		2,555,660
General and administrative expense	425	76,523	—	—		76,948
Compensation expense under long-term incentive plan	—	—	—	—		—
Depreciation and amortization	—	13,983	—	—		13,983

	425	2,576,549	69,617	—		2,646,591

Income (loss) from operations	(425)	157,060	8,157	—		164,792
Other income (expense)
Interest expense, net	(93,227)	1,307	(950)	—		(92,870)
Intercompany interest	26,411	(26,411)	—	—		—
Minority interests	—	—	(2,388)	—		(2,388)

Income (loss) before income taxes	(67,241)	131,956	4,819	—		69,534
Income tax provision	(27,509)	—	—	—		(27,509)
Equity in subsidiaries	136,775	—	—	(136,775	)(a)	—

Net income	$42,025	$131,956	$4,819	$(136,775)		$42,025

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2005

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,573,519	$42,424	$—		$1,615,943
Service revenue	—	872,589	32,365	(2,337	)(a)	902,617

Total revenue	—	2,446,108	74,789	(2,337)		2,518,560
Cost of products	—	1,505,350	40,238	—		1,545,588
Cost of services:
Operating compensation and benefits	—	404,180	13,922	—		418,102
Other operating costs	—	238,933	9,034	(2,337	)(a)	245,630
Depreciation and amortization	—	63,548	3,866	—		67,414

Total cost of services	—	706,661	26,822	(2,337)		731,146
Total cost of products and services	—	2,212,011	67,060	(2,337)		2,276,734
General and administrative expense	371	71,637	—	—		72,008
Compensation expense under long-term incentive plan	—	14,507	—	—		14,507
Depreciation and amortization	—	17,504	—	—		17,504

	371	2,315,659	67,060	(2,337)		2,380,753

Income (loss) from operations	(371)	130,449	7,729	—		137,807
Other income (expense)
Interest expense, net	(87,173)	3,820	(821)	—		(84,174)
Intercompany interest	27,075	(27,075)	—	—		—
Minority interests	—	—	(2,003)	—		(2,003)

Income (loss) before income taxes	(60,469)	107,194	4,905	—		51,630
Income tax provision	(20,652)	—	—	—		(20,652)
Equity in subsidiaries	112,099	—	—	(112,099	)(b)	—

Net income	$30,978	$107,194	$4,905	$(112,099)		$30,978

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Cash flows from operating activities:
Net income	$42,025	$131,956	$4,819	$(136,775	)(a)	$42,025
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred financing costs	6,562	79,226	4,108	—		89,896
Deferred income taxes	4,422	—	—	—		4,422
Non-cash compensation expense	2,149	—	—	—		2,149
Gain on sale of assets	—	(196)	—	—		(196)
Minority interest expense	—	—	2,388	—		2,388
Equity in earnings of subsidiaries	(136,775)	—	—	136,775	(a)	—
(Increase) Decrease in:
Accounts and other receivables	—	(40,340)	(1,733)	—		(42,073)
Prepaid expenses and other current assets	(8)	331	912	—		1,235
Inventories	—	(31,521)	1,343	—		(30,178)
Other assets	(351)	3,557	—	—		3,206
Increase (Decrease) in:
Accounts payable	—	(39,123)	(594)	—		(39,717)
Due from/to affiliates	(6,226)	19,882	293	—		13,949
Income taxes receivable/payable	2,998	23	—	—		3,021
Other accrued liabilities	(757)	(4,760)	(971)	—		(6,488)
Intercompany accounts	(134,510)	138,601	(4,091)	—		—

Net cash provided by (used in) operating activities	(220,471)	257,636	6,474	—		43,639

Cash flows from investing activities:
Net proceeds from sale of assets	—	9,261	—	—		9,261
Acquisition of property and equipment	—	(73,372)	(9,199)	—		(82,571)
Acquisition of business, net of cash acquired	—	(31,378)	—	—		(31,378)
Net payments in affiliation transactions	—	(3,630)	—	—		(3,630)
Investment in unconsolidated subsidiary	—	(2,450)	—	—		(2,450)

Net cash used in investing activities	—	(101,569)	(9,199)	—		(110,768)

Cash flows from financing activities:
Proceeds from term loan	100,000	—	—	—		100,000
Proceeds from other indebtedness	—	—	4,522	—		4,522
Repayment of term loan	(1,000)	—	—	—		(1,000)
Repayment of other indebtedness	(4,421)	(137)	(493)	—		(5,051)
Debt issuance costs	(714)	—	—	—		(714)
Net distributions to parent	(23,713)	—	—	—		(23,713)
Distributions to minority interests	—	—	(2,320)	—		(2,320)
Contributions from minority interests	—	—	1,015	—		1,015
Advance from parent	150,000	—	—	—		150,000
Proceeds from exercise of options	319	—	—	—		319

Net cash provided by (used in) financing activities	220,471	(137)	2,724	—		223,058

Increase (decrease) in cash and cash equivalents	—	155,930	(1)	—		155,929
Cash and cash equivalents:
Beginning of period	—	125,836	1	—		125,837

End of period	$—	$281,766	$—	$—		$281,766

(a)	Elimination of intercompany balances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Cash flows from operating activities:
Net income	$30,978	$107,194	$4,905	$(112,099	)(a)	$30,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including
amortization of deferred financing costs	6,404	79,571	5,347	—		91,322
Deferred income taxes	8,164	—	—	—		8,164
Non-cash compensation expense	3,883	—	—	—		3,883
Minority interest expense	—	(1,642)	3,645	—		2,003
Equity in earnings of subsidiaries	(112,099)	—	—	112,099	(a)	—
(Increase) Decrease in:
Accounts and other receivables	—	(30,053)	(130)	—		(30,183)
Prepaid expenses and other current assets	48	(5,672)	(351)	—		(5,975)
Inventories	—	(42,431)	(168)	—		(42,599)
Other assets	(1)	(870)	(1)	—		(872)
Increase (Decrease) in:
Accounts payable	(1,854)	62,185	(3,718)	—		56,613
Due from/to affiliates	—	13,870	(2,399)	—		11,471
Income taxes receivable/payable	10,867	—	—	—		10,867
Other accrued liabilities	(436)	(12,840)	2,159	—		(11,117)
Intercompany accounts	93,684	(90,708)	(2,976)	—		—

Net cash provided by operating activities	39,638	78,604	6,313	—		124,555
Cash flows from investing activities:
Acquisition of property and equipment	—	(65,402)	(18,798)	—		(84,200)
Net payments in affiliation transactions	—	(8,741)	—	—		(8,741)
Proceeds from sale of real estate
interests in joint venture	—	900	—	—		900
Contract separations	—	1,807	—	—		1,807

Net cash used in investing activities	—	(71,436)	(18,798)	—		(90,234)
Cash flows from financing activities:
Proceeds from other indebtedness	—	—	13,574	—		13,574
Repayment of term loan	(17,912)	—	—	—		(17,912)
Repayment of other indebtedness	(5,893)	—	(635)	—		(6,528)
Debt issuance costs	(753)	—	—	—		(753)
Net distributions to parent	(17,834)	—	—	—		(17,834)
Equity investment by parent	899	—	—	—		899
Distributions to minority interests	—	—	(1,743)	—		(1,743)
Contributions from minority interests	—	—	1,414	—		1,414

Net cash provided by (used in) financing activities	(41,493)	—	12,610	—		(28,883)
Increase (decrease) in cash and cash equivalents	(1,855)	7,168	125	—		5,438
Cash and cash equivalents:
Beginning of period	1,855	118,668	(124)	—		120,399

End of period	$—	$125,836	$1	$—		$125,837

(a)	Elimination of intercompany balances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—SUBSEQUENT EVENT

In February, 2007 the Company announced that it intends to offer an aggregate of $400 million of senior floating rate notes (the “Notes”) in a private offering. The consummation of the offering is subject to numerous conditions, including completion of satisfactory due diligence, negotiation of a definitive agreement relating to the issuance, final approval by the parties, completion of an amendment to the Company’s existing senior secured facilities, expiration of required notice periods under the Company’s existing senior floating rate notes and other customary conditions.

The Notes will be general unsecured obligations of Holdings, and bear interest at a rate per annum, reset semi-annually, based upon LIBOR plus a fixed percentage. The Notes will offer the Company the option of making periodic interest payments or adding accrued interest to the principal balance of the Notes.

The net proceeds of the Notes will be used to refinance the Company’s existing senior floating rate notes, including payment of a redemption premium of $5.0 million on those notes, to pay a dividend to the stockholders of Holdings, and to pay fees and expenses related to the offering. Deferred debt financing costs associated with the existing senior floating rate notes, net of accumulated amortization, amounted to $6.0 million as of December 31, 2006. The unamortized portion of these costs will be expensed, if the Notes are issued. Subject to the satisfaction of all conditions to the offering, the Company anticipates that the Notes will be issued during March 2007.

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

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. In addition, in order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 within the prescribed period, we have, since 2003, been engaged in a process to document and evaluate our internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed project work plan to (i) assess the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company will first be subject to certain of the requirements of Section 404, including inclusion of management’s report on internal control over financial reporting when it files its Annual Report on Form 10-K with respect to its fiscal year ending December 31, 2007.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information about our directors and executive officers:

Name	Age	Position(s)
R. Dale Ross	60	Chief Executive Officer and Chairman of the Board of Directors
Bruce D. Broussard	44	President
Richard P. McCook	53	Executive Vice President and Chief Financial Officer
George D. Morgan	54	Executive Vice President and Chief Operating Officer
Atul Dhir, M.B.B.S., D. Phil.	44	President, Cancer Information and Research
Leo E. Sands	59	Executive Vice President and Chief Administrative Officer
Vicki H. Hitzhusen	54	Chief Accounting Officer
Phillip H. Watts	41	General Counsel and Secretary
Larry Deans	55	Senior Vice President of Human Resources
Russell L. Carson	63	Director
James E. Dalton, Jr.	64	Director
Lloyd K. Everson, M.D.	63	Vice Chairman of the Board of Directors
Daniel S. Lynch.	48	Director
D. Scott Mackesy	38	Director
Richard B. Mayor	72	Director
Robert A. Ortenzio	49	Director
R. Steven Paulson, M.D.	55	Director
Boone Powell, Jr.	70	Director
William T. Reiland.	46	Director
Burton Schwartz, M.D.	65	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers.

R. Dale Ross has been Chairman of the Board and Chief Executive Officer of US Oncology since December 1992 and became Chief Executive Officer and Chairman of the board of directors of Holdings upon consummation of the August Transactions. From December 1982 until April 1990, Mr. Ross was employed by HMSS, Inc., a home infusion therapy company. Mr. Ross founded HMSS, Inc. and served as its President and Chief Executive Officer and as a director.

Bruce D. Broussard joined US Oncology in August 2000 with primary responsibility for financial and accounting activities, including financial reporting, treasury and taxation. In November 2005, he was appointed President of US Oncology Holdings, Inc. and US Oncology, Inc., and he also served as Chief Financial Officer of each Company until July 31, 2006. Mr. Broussard was Chief Executive Officer of HarborDental, from December 1997 until July 2000. From January 1996 to October 1997, he was Executive Vice President and Chief Financial Officer of Regency Health Services, Inc. From 1993 to 1996, he was the Chief Financial Officer and a director of Sun Healthcare Group. He currently serves as a director and compensation committee chairman at U.S. Physical Therapy, Inc.

Richard P. McCook joined US Oncology Holdings, Inc. and US Oncology, Inc. as Executive Vice President and Chief Financial Officer, in July, 2006. Prior to joining US Oncology, Mr. McCook was employed as Senior Vice President and Chief Financial Officer of Raytech Corporation, a global manufacturer and distributor of automotive parts, from 2004 until 2006. He was employed by Winn-Dixie Stores, Inc., a supermarket chain, from 1984 until 2004, where he served as Chief Financial Officer from 1992 until 2004, and as Vice President of Finance from 1992 until 2001 and Senior Vice President from 2001 until 2004. On February 21, 2005, Winn-Dixie and certain of its subsidiaries, filed a voluntary petition seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).

George D. Morgan joined US Oncology in October 2000 and became Chief Operating Officer of Holdings upon consummation of the August Transactions. He has over twenty years experience in operational and financial management in the healthcare industry. At US Oncology, he is responsible for the operational management of our affiliated practices. Mr. Morgan served as Executive Vice President and Chief Financial Officer of Mariner Post-Acute Network from January 1999 until September 2000. On January 18, 2000 Mariner Post-Acute Network and substantially all of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Chapter 11, Title 11 of the United States Code. From September 1994 to January 1999, Mr. Morgan served as a senior operating and senior corporate officer with Columbia/HCA Healthcare Corporation. His positions of responsibility included Chief Financial Officer then Chief Operating Officer of the Western Group from September 1994 through April 1996, President of the Ambulatory Surgery Division from April 1996 through June 1998, and Senior Vice President—Managed Care from July 1998 until January 1999.

Atul Dhir, M.B.B.S., D. Phil. joined US Oncology in November 1999. As President of Cancer Information and Research Group and Executive Vice President of Corporate Strategy, he is responsible for our clinical trial activities, cancer information services and transplant initiatives, as well as the Company’s strategic planning. Prior to joining US Oncology, Dr. Dhir was Vice President at Monsanto Corporation from 1996 to 1998, President of Health Strategies Partners, a company he founded that provided consulting services to hospitals and physicians, from 1994 to 1996, and a healthcare consultant with McKinsey & Company from 1989 until 1993. Dr. Dhir holds a D.Phil. in molecular biology from Oxford University, where he was a Rhodes Scholar.

Leo E. Sands joined US Oncology in November 1992 and became Executive Vice President and Chief Administrative Officer of Holdings upon consummation of the August Transactions. He is primarily responsible for our governmental relations and corporate administrative activities, including information technology.

Vicki H. Hitzhusen has been our Chief Accounting Officer since January 2005. Prior to that time, she was a member of the US Oncology board of directors from November 2003 until the consummation of the August Transactions and during October and November of 2004. During her service as a director, she was a member of our Audit Committee. Ms. Hitzhusen was Director of Finance of BMC Software from 2003 until 2004, where her responsibilities included supervision of financial operations in certain markets and compliance with Sarbanes-Oxley requirements. From 1975 until 2002, Ms. Hitzhusen was with Arthur Andersen LLP, a public accounting firm, ultimately as a partner.

Phillip H. Watts joined US Oncology in January 1998 as its General Counsel and became General Counsel of Holdings upon consummation of the August Transactions. He has primary responsibility for overseeing our legal operations. From September 1991 until December 1997, Mr. Watts was an attorney at Mayor, Day, Caldwell & Keeton, L.L.P., a law firm in Houston, Texas, which has since merged into Andrews Kurth LLP.

Larry Deans joined US Oncology in March, 2006. As Senior Vice President of Human Resources, Mr. Deans is responsible for human resources management and administration, and for ensuring that our human resources programs are aligned with the company’s business strategy. Prior to joining US Oncology, Mr. Deans was senior vice president and human resources officer at Beverly Enterprises, Inc., a provider of elder care services, from November 2003 to March 2006, and held various senior human resources positions at Jones Lang LaSalle, an international real estate services and investment management company, from September 1999 to November 2003. He previously served in various human resources positions at Alliant Foodservice, Knoll Pharmaceuticals, Pharmacia Diagnostics and Baxter Healthcare.

Russell L. Carson became a director of US Oncology in 1992 and became a director of Holdings upon consummation of the August Transactions. Mr. Carson is a general partner of Welsh, Carson, Anderson & Stowe. Mr. Carson is also a director of Select Medical Corp., Ardent Health Services and various privately held healthcare companies.

James E. Dalton, Jr. joined the boards of directors of US Oncology and Holdings in July 2005. Mr. Dalton was President and Chief Executive Officer and a director of Quorum Health Group, Inc., a healthcare company, from 1990 until 2001, when Quorum was acquired by Triad Hospitals. Mr. Dalton now serves as Chairman of Signature Hospital Corporation. He also serves on the Board of Trustees of Universal Health Realty Income Trust. Mr. Dalton is a Life Fellow of the American College of Healthcare Executives.

Lloyd K. Everson, M.D. was President of US Oncology from November 1993 until March 2001. He was a director of US Oncology from 1993 until 1999 and from 2001 until the present and joined the board of directors of Holdings upon consummation of the August Transactions and serves as its Vice Chairman. He received his medical degree from Harvard Medical School and his oncology training at Memorial Sloan Kettering and at the National Cancer Institute. He is board certified in internal medicine and medical oncology. Dr. Everson has published widely in the field of oncology and is a member of numerous professional associations. He also has served as President of the Association of Community Cancer Centers and as Associate Chairman for Community Programs for the Eastern Cooperative Oncology Group.

Daniel S. Lynch was elected to serve as a director of US Oncology and Holdings in August 2006. Since January 2007, Mr. Lynch has been Chief Executive Officer and a director of Ivrea Pharmaceuticals, a private pharmaceutical company. From 2001 until 2005, Mr. Lynch was employed by Imclone Systems Incorporated, a publicly traded biotechnology company, serving as its Chief Financial Officer from 2001 until 2003 and as its Chief Executive Officer and a member of its Board of Directors from 2003 until 2005. Prior to that time, he served as Chief Financial Officer of Derby Cycle Corporation, a designer, manufacturer and marketer of bicycles, from 1999 until 2001, and in various finance capacities at Bristol-Myers Squibb, a pharmaceutical company, from 1984 until 1999.

D. Scott Mackesy joined the US Oncology board of directors upon consummation of the August Transactions and has been a director of Holdings since its inception. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh Carson IX. Prior to joining Welsh Carson in 1998, Mr. Mackesy was a Vice President in the Investment Research Department at Morgan Stanley Dean Witter, where he was a healthcare equity research analyst. Mr. Mackesy received his bachelor’s degree from The College of William and Mary. Mr. Mackesy also is a director of several privately held healthcare companies.

Richard B. Mayor was a director of US Oncology from 1993 until consummation of the August Transactions and joined the board of directors of Holdings in October 2004. He had previously served as a director of US Oncology since 1993. Mr. Mayor was of counsel in the Houston law firm Mayor, Day, Caldwell & Keeton, L.L.P. from January 1999 until its merger with Andrews Kurth LLP in October 2001. Mr. Mayor continued as of counsel to Andrews Kurth until December 2003.

Robert A. Ortenzio has been a director of US Oncology since 1992 and joined the board of directors of Holdings upon consummation of the August Transactions. He has been President and Chief Executive Officer of Select Medical Corporation since September 2001 and was President and Chief Operating Officer of Select Medical Corporation from February 1997 until September 2001. He is also a director of Select Medical Corporation. Prior to that time, Mr. Ortenzio was a co-founder and president of Continental Medical Systems, Inc., a provider of comprehensive medical rehabilitation programs and services, and a director of Horizon/CMS Healthcare Corporation, and served in various capacities at Continental Medical Systems, Inc. since February 1986. Mr. Ortenzio serves as a director of Odyssey Healthcare, a publicly-traded healthcare company providing services to terminally ill patients.

R. Steven Paulson, M.D. was elected to serve as a director of US Oncology and Holdings in April, 2006. Dr. Paulson is a practicing physician with Texas Oncology, P.A. (“Texas Oncology”), and has served as Texas Oncology’s president and chairman of its board of directors since 2000. Dr. Paulson is a Diplomat of the American Board of Internal Medicine with a subspecialty certification in medical oncology.

Boone Powell, Jr. was a director of US Oncology from 1999 until consummation of the August Transactions and joined the board of directors of Holdings and US Oncology in November 2004. Mr. Powell was President and Chief Executive Officer of Baylor Healthcare System from 1980 until 2000 and Chairman from 2000 until 2001. Mr. Powell serves as an active member of Voluntary Hospitals of America. He is a director of Abbott Laboratories, United Surgical Partners International and Comerica Bank—Texas and is a Fellow of the American College of Healthcare Executives.

William T. Reiland became a director of US Oncology and Holdings in December 2006 upon the consummation of the stock purchase by Morgan Stanley Principal Investments, Inc. Mr. Reiland has been a managing director at Morgan Stanley & Co. Incorporated since December 2004. He currently works in the Principal Investments group within the Fixed Income Division. Mr. Reiland joined Morgan Stanley & Co. Incorporated in 1993, initially as an investment banker covering hospital, physician group and HMO companies and has held various positions since that time.

Burton S. Schwartz, M.D. was a director of US Oncology from 1999 until consummation of the August Transactions and joined the board of directors of Holdings and US Oncology in November 2004. Dr. Schwartz received his medical degree from Meharry Medical College in 1968 and is a board certified medical oncologist. Dr. Schwartz’s oncology group, Minnesota Oncology Hematology, P.A., has been managed by us since February 1995. He is the immediate past president of that group.

Audit Committee Matters

The Board of Directors has a standing Audit Committee. The Board has confirmed that all members of the Audit Committee are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee members are Richard B. Mayor (Chairman), James E. Dalton, Jr., Daniel S. Lynch and Robert A. Ortenzio. The Board of Directors has determined that Robert A. Ortenzio and Daniel S. Lynch are “audit committee financial experts” within the meaning of applicable SEC rules.

Board Committees

Our board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.

The duties and responsibilities of the audit committee include the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. The compensation committee reviews and approves the compensation of our chief executive officer and administers our stock option plan.

Messrs. Dalton, Lynch, Mayor, and Ortenzio serve on the audit committee. Messrs. Powell, Carson and Ortenzio serve on the compensation committee.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our officers who are considered to be “named executive officers” during our last fiscal year. Named executive officers consist of the individual who served as our Chief Executive Officer in 2006, each individual who served as our Chief Financial Officer during 2006, and the three other executive officers who received the highest amount of total compensation in 2006. In addition, two additional employees who would have been included in the table, but for the fact that they were not serving as executive officers as of the end of 2006, are included. For purposes of this section, “named executive officers” refers to R. Dale Ross, Chief Executive Officer; Richard P. McCook, Chief Financial Officer; Bruce D. Broussard, President; Atul Dhir, President-Cancer Information and Research Group and Executive Vice President of Strategy; George D. Morgan, Executive Vice President and Chief Operating Officer; and Leo E. Sands, Executive Vice President and Chief Administrative Officer, Lloyd K. Everson, M.D. who serves as vice Chairman of the board of directors; and Richard J. Hall, who is no longer employed by the Company.

Compensation Committee

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our named executive officers are similar to those provided to other executive officers. Our Compensation Committee met four times during 2006.

Our compensation committee reviews the compensation of our named executive officers on at least an annual basis. In addition, our compensation committee is responsible for determining all stock-based and long-term compensation for our named executive officers. Bonus targets are generally determined during the first two months of each year and are based on calendar year performance.

From time to time, our compensation committee has retained independent compensation experts to evaluate our compensation policies and practices and to make recommendations regarding compensation. No such consultants were retained during 2006.

Role of Our Executive Officers in Compensation Process

In 2006, the compensation committee reviewed the performance and set the compensation for our Chief Executive Officer, Mr. Ross. For the remaining named executive officers, the compensation committee considered the recommendations made by Mr. Ross regarding the performance and qualifications of each named executive officer.

General Compensation Philosophy

Our executive compensation program is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

All senior management members, including the named executive officers, have a significant element of compensation at risk in the form of equity compensation and bonuses tied to the creation of shareholder value. Each year our incentive plans are established to ensure that the specific criteria and measures for awards are based on relevant market-driven needs, as well as driving continued improvement in the creation of shareholder value.

For each of the named executive officers, other than Mr. McCook, who joined the Company in 2006, all of such officer’s long-term compensation (with the exception of 100,000 shares of restricted stock and 2,500 units under our cash incentive plan granted to Mr. Broussard when he became our President in November 2005) was granted in August 2004 in connection with the August Transactions.

As an integral part of the August Transactions, each of the named executive officers employed at that time made a significant cash investment in the equity securities of the Company upon the same terms as the other stockholders investing in that transaction. In addition, at that time, each of the named executive officers received grants of restricted stock under our 2004 Equity Incentive Plan and grants of units under our 2004 Long Term Cash Incentive Plan.

The investments by the named executive officers, combined with these awards, were designed to incentivize their continued engagement in the company after the August Transactions and to align their incentives with those of the other stockholders who acquired shares at the time of the August Transactions, by giving them a significant percentage of our equity at that time. The purpose of requiring out-of-pocket investment and awarding restricted stock (rather than options) was to ensure a close alignment of interests between management and the other stockholders invested in the deal, including with respect to downside risks. The units under our cash incentive plan specifically provide rewards to the executives up to a certain percentage of the common equity value of the company based on the amount by which return on invested capital exceeds thresholds set forth in the plan, in order to incentivize efficient use of capital in the context of a company that was becoming significantly more leveraged in the August Transactions. Payments under the units are triggered by certain liquidity events which benefit the stockholders of the company generally and use the date of the August Transactions as the starting point for payment calculations – further providing a commonality of interest between the named executive officers and the other investors in the August Transactions.

Other than Mr. Broussard’s restricted stock and unit award at his promotion to President in 2005 and Mr. McCook’s long-term incentive compensation, none of the named executive officers have received additional long-term compensation since the August Transactions, consistent with this goal of aligning their interests with those of our investors at that time.

Elements of Compensation

The principal elements of our compensation program for the named executive officers have been base salaries, bonuses and, as discussed above, long-term equity incentives in the form of restricted stock and units under our cash incentive plan. An additional potential element of compensation is post-termination severance and acceleration of restricted stock vesting for certain named executive officers, upon a change of control. As a general matter, subject only to limited exceptions, we do not provide perquisites for our named executive officers on a basis that is different from other eligible employees.

Base Salaries

We provide named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his position and responsibility by using market data. During its review of base salaries for executives, the Committee primarily considers:

•	Internal review of the executive’s compensation, both individually and relative to other officers; and

•	Individual performance of the executive.

In addition, from time to time, the Committee has retained independent consultants to offer advice regarding compensation structure relative to the marketplace. Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries are based on the Committee’s assessment of the individual’s performance.

Bonuses

Bonuses paid in 2006 were based on 2005 performance. For bonuses payable in 2006, the target bonus levels were equal to 50% of base salary for each of the named executive officers, other than Mr. Ross, whose target bonus was 70% of base salary. (Effective January 1, 2007, the target bonus levels for Mr. Ross and Mr. Broussard are 100%.) For both bonuses paid in 2006 and bonuses to be paid in 2007 based upon 2006 results, the bonus was determined based solely on achievement of predetermined return on invested capital and EBITDA targets, with each such officer earning 100% of his targeted bonus if we reached these targets and up to 150% of his targeted bonus if we exceeded them. (Effective January 1, 2007 the maximum target bonus award for all named executive officers will be 200% of targeted bonus.) The compensation committee has discretion to award bonuses in the event targets are not met or to increase the size of bonus awards.

Stock options and Restricted Stock

We believe that positive long-term performance is achieved in part by providing our named executive officers with incentives that align their financial interests with the interests of our shareholders. The compensation committee believes that the use of stock option and restricted stock awards accomplishes such alignment. As discussed above, the named executive officers generally have not received stock-based awards since the August Transactions. During 2006, as part of his retention by the Company as Chief Financial Officer, Mr. McCook received 300,000 stock options with an exercise price of $1.43 per share and 300,000 shares of restricted stock.

Our stock option plans authorize the compensation committee to grant options to purchase shares of common stock to our employees, directors and consultants. Stock option grants are made at the commencement of employment and occasionally following a significant change in job responsibilities or to meet other special retention or performance objectives. The compensation committee reviews and approves stock option awards to all employees, including named executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives and retention considerations.

All stock options awarded by Holdings have been awarded at or above the fair market value of our common stock at the grant date. We have not back-dated any option awards. We assessed the valuations of our common stock as of the applicable grant dates in 2006 by engaging an independent valuation firm to perform independent valuations of our common stock.

As a privately-owned company, there has been no market for our common stock. Accordingly, in 2006, we had no program, plan or practice pertaining to the timing of stock option grants to executive officers, coinciding with the release of material non-public information.

Perquisites and other benefits

We maintain health, dental and life insurance plans for the benefit of eligible employees, including named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with the company paying the remainder of the premiums. These benefits are offered on the same basis to all employees. We also maintain a 401(k) retirement plan that is available to all eligible US Oncology employees. We currently match elective employee-participant contributions on a basis of 100% of the employee’s contribution up to 3.0% of their compensation and 50% of the employee’s contribution of up to an additional 2.0% of their compensation. Life, accidental death, dismemberment and disability, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums are paid in full by the Company. Other voluntary benefits, such as vision insurance, supplemental life and specific coverage insurance supplements are also made available and paid for by the employee. The above benefits are available to the named executive officers on the same basis as all other eligible employees, subject to relevant regulatory requirements. We do reimburse named executive officers for the cost of an annual physical examination.

How we choose amounts of each element of compensation

Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. To some extent, our compensation plan is based on the market and the companies we compete against for executive officers and employees. The elements of our plan (base salary, bonus, stock-based compensation and long-term cash incentives) are clearly similar to the elements used by many companies. As discussed above, most of the named executive officers’ long-term compensation was awarded at the time of the August Transactions.

Regarding the grant process, the Compensation Committee does not delegate any related function, and executives are not treated differently from other Executive officers and employees.

Accounting and Tax Considerations

Our annual tax aggregate deductions for each named executive officer’s compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1.0 million per year, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions provided under Section 162(m) of the Internal Revenue Code. At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Internal Revenue Code should be applicable, and our compensation committee considered its impact in determining compensation levels for our named executive officers in 2006.

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers. No other executive officers who would have otherwise been includable in the following table on the basis of salary and bonus earned for the year ended December 31, 2006 have been excluded by reason of their termination of employment or change in executive status during that year.

Summary Compensation Table
Name and Principal Position(s)	Fiscal Year	Salary	Stock Awards	Option Awards	Non-Equity 2006 Incentive Plan, Payable in 2007 Compensation	All Other Compensation(1)		Total
R. Dale Ross Chairman of the Board and Chief Executive Officer	2006	$856,359	$—	$—	$377,654	$118,420	(2)	$1,352,433
Richard P. McCook Executive Vice President and Chief Financial Officer	2006	179,740	429,000	169,470	61,359	180,290	(3)	1,019,859

Bruce D. Broussard President Former Interim Chief Financial Officer	2006	518,750	—	—	163,406	14,065		696,221

Lloyd K. Everson, M.D Vice Chairman of the Board	2006	363,125	143,000	—	114,384	14,233		634,742

George D. Morgan Executive Vice President and Chief Operating Officer	2006	457,538	—	—	144,124	13,296		614,958

Leo E. Sands Executive Vice President, Chief Administrative Officer and Secretary	2006	453,686	—	—	142,911	13,173		609,770

Atul Dhir, M.B.B.S., D. Phil. President, Cancer Information and Research Group	2006	410,910	—	—	167,567	13,349		591,826
Richard J. Hall Former Senior Vice President of Marketing and Development	2006	140,367	—	—	88,797	570,877	(4)	800,041

(1)	For all named executive officers, includes Company match on 401(k) contributions.
(2)

In addition to Company 401(k) match, includes $98,454 for the value of the personal use of the Company’s corporate aircraft based on the aggregate unreimbursed incremental costs of such flights to the Company.

(3)	Reimbursement of relocation costs.
(4)	In addition to Company 401(k) match, includes $174,470 termination pay and $384,354 reimbursement of taxes paid by Mr. Hall on restricted stock which had not vested.

Grants of Plan-Based Awards

The following table lists each grant of stock options or restricted stock during the year ended December 31, 2006 to the named executive officers. No stock appreciation rights have been granted to these individuals.

Grants of Plan-Based Awards
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
Name	Plan	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)
R. Dale Ross	2006 Bonus Plan	N/A	3/2/2006		$599,451	$899,177	—	—	$—
Richard P. McCook	2006 Bonus Plan	N/A	3/2/2006		97,396	146,094	—	—	—
	2004 Equity Incentive Plan	8/16/2006	8/16/2006		—	—	300,000		1.43
	2004 Equity Incentive Plan	8/16/2006	8/16/2006		—	—		300,000	1.43
Bruce D. Broussard	2006 Bonus Plan	N/A	3/2/2006		259,375	389,063	—	—	—
Lloyd K. Everson, M.D.	2006 Bonus Plan	N/A	3/2/2006		181,563	272,344	—	—	—
	2004 Equity Incentive Plan	8/16/2006	8/16/2006		—	—	100,000		1.43
George D. Morgan	2006 Bonus Plan	N/A	3/2/2006		228,769	343,154	—	—	—
Leo E. Sands	2006 Bonus Plan	N/A	3/2/2006		226,843	340,265	—	—	—
Atul Dhir, M.B.B.S., D. Phil.	2006 Bonus Plan	N/A	3/2/2006		203,112	304,667	—	—	—
Richard J. Hall	2006 Bonus Plan	N/A	3/2/2006		—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration

Outstanding Equity Awards at Fiscal Year End Table
	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Name	Exercisable	Unexercisable
R. Dale Ross	—	—	—	$—	—	2,100,000	$9,639,000
Richard P. McCook	—	300,000	—	1.43	8/16/2016	300,000	1,377,000	(2)
Bruce D. Broussard	—	—	—	—	—	2,077,000	9,533,430
Lloyd K. Everson, M.D.	—	—	—	—	—	700,000	3,213,000	(2)
George D. Morgan	—	—	—	—	—	2,010,000	9,225,900
Leo E. Sands	—	—	—	—	—	1,200,000	5,508,000
Atul Dhir, M.B.B.S., D. Phil.	—	—	—	—	—	960,000	4,406,400
Richard J. Hall	—	—	—	—	—	—	—
(1)	Market value has been calculated as the price per share attributed to the common shares issued during the private placement offering at the end of 2006 times the number of shares that have not vested.
(2)	Includes 2006 grants shown on the Summary Compensation Table.

Option Exercises and Restricted Stock Vested

The following table sets forth information for each of the named executive officers regarding vesting of restricted stock during 2006 and the value realized upon such vesting. During 2006, there have been no exercises of stock options by our named executive officers.

Vesting of Restricted Stock
Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
R. Dale Ross	700,000	$1,001,000
Richard P. McCook	—	—
Bruce D. Broussard	703,000	1,005,290
Lloyd K. Everson, M.D.	200,000	286,000
George D. Morgan	670,000	958,100
Leo E. Sands	400,000	572,000
Atul Dhir, M.B.B.S., D. Phil.	320,000	457,600
Richard J. Hall	150,000	232,500
(1)	Value realized on vesting has been calculated as the price per share for the latest restricted stock grant prior to each vesting date times the number of shares acquired on vesting in 2006.

Employment Agreements

R. Dale Ross entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Ross provides, among other things, for

(1)	an initial term of three years from the effective date of the August Transactions, with an automatic renewal for additional one-year terms, unless either we or Mr. Ross elect not to renew the term,

(2)	an initial base salary of $773,062, subject to annual review, which base salary is currently $899,176

(3)	annual performance-based bonus compensation,

(4)	the grant to Mr. Ross of 7,000,000 shares of restricted stock, 4,900,000 of which are vested and of which 2,100,000 are subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Ross of 20,000 units pursuant to our cash incentive plan.

Of the 7,000,000 shares of restricted stock granted to Mr. Ross, 3,500,000 vested as of August 20, 2004, the date they were granted. Of the remaining 3,500,000 shares of restricted stock, 1,400,000 have already vested based upon Mr. Ross’ continued employment and the attainment of certain performance goals, 1,050,000 are expected to vest in March 2007, based on the attainment of performance goals and the remaining 1,050,000 will vest over time based on Mr. Ross’ continued employment. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Ross’ employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Ross will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Ross will forfeit 50% of his units, the remaining 50% becoming vested.

Mr. Ross’ employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Ross without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)

pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Ross earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Ross for the full year prior to the year in which his termination occurs,

(2)

pay him a lump sum payment equal to the greater of (i) the sum of his base salary for the year in which the termination occurs plus the bonus earned by Mr. Ross for the full year prior to the year in which the termination occurs or (ii) an amount equal to Mr. Ross’ base salary and bonus (based on the bonus earned by Mr. Ross for the full year prior to the year in which his termination occurs) payable over the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)

allow Mr. Ross and his eligible dependants at the time of termination to participate in our group health plans at Mr. Ross’ expense in an amount not to exceed the applicable group rate payable by us or our employees, until Mr. Ross is eligible for Medicare.

Richard P. McCook entered into a new employment agreement with us on July 31, 2006. The employment agreement of Mr. McCook provides, among other things, for

(1)	an initial term of three years, with an automatic renewal for additional one-year terms, unless either we or Mr. McCook elect not to renew the term,

(2)	an initial base salary of $425,000, subject to annual review, which base salary is currently $425,000

(3)	annual performance-based bonus compensation, and

(4)	the grant to Mr. McCook of 300,000 shares of restricted stock, none of which are vested and which are subject to certain vesting requirements and other conditions ;

(5)	the grant to Mr. McCook of options to purchase 300,000 shares of restricted stock, none of which are vested and which are subject to certain vesting requirements and other conditions.

The 300,000 shares of restricted stock and 300,000 stock options granted to Mr. McCook vest over time based on Mr. McCook’s continued employment. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to 25% of the then remaining unvested shares of restricted stock. In the event that Mr. McCook’ employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited.

Mr. McCook’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. McCook without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)

pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. McCook earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. McCook for the full year prior to the year in which his termination occurs,

(2)

pay him a lump sum payment equal to the greater of (i) the sum of his base salary for the year in which the termination occurs plus the bonus earned by Mr. McCook for the full year prior to the year in which the termination occurs or (ii) an amount equal to Mr. McCook’s base salary and bonus (based on the bonus earned by Mr. McCook for the full year prior to the year in which his termination occurs) payable over the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)

allow Mr. McCook and his eligible dependants at the time of termination to participate in our group health plans at Mr. McCook’s expense in an amount not to exceed the applicable group rate payable by us or our employees, until Mr. McCook is eligible for Medicare.

Bruce D. Broussard entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Broussard provides, among other things, for

(1)

an initial term of three years from the effective date of the August Transactions, with an automatic renewal for additional one-year terms, unless either we or Mr. Broussard elect not to renew the term,

(2)	an initial base salary of $420,000, subject to annual review, which base is currently $600,000

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)

the grant to Mr. Broussard of 3,350,000 shares of restricted stock, of which 1,340,000 are currently vested and the remainder of which are subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Broussard of 12,500 units pursuant to our cash incentive plan.

Of the 3,350,000 shares of restricted stock granted to Mr. Broussard, 1,340,000 have already vested based upon Mr. Broussard’s continued employment and the attainment of certain performance goals, 1,005,000 are expected to vest in March 2007, based on the attainment of performance goals and the remaining 1,005,000 will vest over time based on Mr. Broussard’s continued employment. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Broussard’s employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Broussard will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Broussard will forfeit 50% of his units, the remaining 50% becoming vested.

Mr. Broussard’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Broussard without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)

pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Broussard earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Broussard for the full year prior to the year in which his termination occurs,

(2)

pay him his base salary in effect for the year in which the termination occurred, plus the bonus earned by Mr. Broussard for the full year prior to the year in which the termination occurred, for the longer of (i) twelve (12) months after the termination occurs or (ii) the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)

if Mr. Broussard is fifty (50) or more years of age at the time of termination and has worked for us for five (5) or more years prior to his termination, then Mr. Broussard and his eligible dependents at the time of the termination will be eligible to participate in our group health plans at Mr. Broussard’s expense in an amount not to exceed the applicable group rate payable by us or our employees.

George D. Morgan entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Morgan provides, among other things, for

(1)	an initial term of three years from the effective date of the August Transactions, with an automatic renewal for additional one-year terms, unless either we or Mr. Morgan elect not to renew the term,

(2)	an initial base salary of $420,000, subject to annual review, which base salary is currently $463,051

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)

the grant to Mr. Morgan of 3,350,000 shares of restricted stock, of which 1,340,000 are currently vested and the remainder of which are subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Morgan of 12,500 units pursuant to our cash incentive plan.

Of the 3,350,000 shares of restricted stock granted to Mr. Morgan, 1,340,000 have already vested based upon Mr. Morgan’s continued employment and the attainment of certain performance goals, 1,005,000 are expected to vest in March 2007, based on the attainment of performance goals and the remaining 1,005,000 will vest over time based on Mr. Morgan’s continued employment. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Morgan’s employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Morgan will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Morgan will forfeit 50% of his units, the remaining 50% becoming vested.

Mr. Morgan’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Morgan without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)

pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Morgan earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Morgan for the full year prior to the year in which his termination occurs,

(2)

pay him his base salary in effect for the year in which the termination occurred, plus the bonus earned by Mr. Morgan for the full year prior to the year in which the termination occurred, for the longer of (i) twelve (12) months after the termination occurs or (ii) the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)

if Mr. Morgan is fifty (50) or more years of age at the time of termination and has worked for us for five (5) or more years prior to his termination, then Mr. Morgan and his eligible dependents at the time of the termination will be eligible to participate in our group health plans at Mr. Morgan’s expense in an amount not to exceed the applicable group rate payable by us or our employees.

Atul Dhir, M.B.B.S., D. Phil entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Dhir provides, among other things, for

(1)	an initial term of three years from the effective date of the August Transactions, with an automatic renewal for additional one-year terms, unless either we or Mr. Dhir elect not to renew the term,

(2)	an initial base salary of $374,680, subject to annual review, which base salary is currently $411,118

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)	the grant to Mr. Dhir of 1,600,000 shares of restricted stock, of which 640,000 are currently vested and the remainder of which are subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Dhir of 5,000 units pursuant to our cash incentive plan.

Of the 1,600,000 shares of restricted stock granted to Mr. Dhir, 640,000 have already vested based upon Mr. Dhir’s continued employment and the attainment of certain performance goals, 480,000 are expected to vest in March 2007, based on the attainment of performance goals and the remaining 480,000 will vest over time based on Mr. Dhir’s continued employment. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Dhir’s employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Dhir will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Dhir will forfeit 50% of his units, the remaining 50% becoming vested.

Mr. Dhir’s employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Dhir without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)

pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Dhir earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Dhir for the full year prior to the year in which his termination occurs,

(2)

pay him his base salary in effect for the year in which the termination occurred, plus the bonus earned by Mr. Dhir for the full year prior to the year in which the termination occurred, for the longer of (i) twelve (12) months after the termination occurs or (ii) the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)

if Mr. Dhir is fifty (50) or more years of age at the time of termination and has worked for us for five (5) or more years prior to his termination, then Mr. Dhir and his eligible dependents at the time of the termination will be eligible to participate in our group health plans at Mr. Dhir’s expense in an amount not to exceed the applicable group rate payable by us or our employees.

Leo E. Sands entered into a new employment agreement with us on August 20, 2004. The employment agreement of Mr. Sands provides, among other things, for

(1)	an initial term of three years from the effective date of the August Transactions, with an automatic renewal for additional one-year terms, unless either we or Mr. Sands elect not to renew the term,

(2)	an initial base salary of $414,491, subject to annual review, which base salary is currently $459,153

(3)	annual bonus compensation as determined by the board of directors or compensation committee,

(4)	the grant to Mr. Sands of 2,000,000 shares of restricted stock, of which 800,000 are currently vested and the remainder of which are subject to certain vesting requirements and other conditions, and

(5)	the grant to Mr. Sands of 10,000 units pursuant to our cash incentive plan.

Of the 2,000,000 shares of restricted stock granted to Mr. Sands, 800,000 have already vested based upon Mr. Sand’s continued employment and the attainment of certain performance goals, 600,000 are expected to vest in March 2007, based on the attainment of performance goals and the remaining 600,000 will vest over time based on Mr. Sands’ continued employment. Upon a change of control all restricted periods shall terminate and all restricted stock shall be vested in full and all limitations on restricted stock automatically lapse. In the event of an initial public offering, restricted periods will terminate to the extent necessary to cause termination of the restricted periods with respect to one-half of the then remaining unvested shares of restricted stock. In the event that Mr. Sands’ employment with us terminates prior to the end of a restricted period, unless the compensation committee otherwise decides, all shares of restricted stock remaining subject to a restricted period shall be forfeited. Mr. Sands will forfeit all units under the cash incentive plan in the event that his employment with us terminates for any reason other than death or disability, in which case Mr. Sands will forfeit 50% of his units, the remaining 50% becoming vested.

Mr. Sands’ employment agreement provides that if he is terminated for cause, or if he terminates his employment without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if we terminate Mr. Sands without cause, or if he terminates his employment for certain enumerated good reasons, we will:

(1)

pay him any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which Mr. Sands earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by Mr. Sands for the full year prior to the year in which his termination occurs,

(2)

pay him his base salary in effect for the year in which the termination occurred, plus the bonus earned by Mr. Sands for the full year prior to the year in which the termination occurred, for the longer of (i) twelve (12) months after the termination occurs or (ii) the remaining term of the employment agreement, with the bonus to be prorated for any period of less than one year, and

(3)

if Mr. Sands is fifty (50) or more years of age at the time of termination and has worked for us for five (5) or more years prior to his termination, then Mr. Sands and his eligible dependents at the time of the termination will be eligible to participate in our group health plans at Mr. Sands’ expense in an amount not to exceed the applicable group rate payable by us or our employees.

Director Compensation

The following table sets forth a summary of the compensation we paid to our directors in 2006.

Director Compensation Table
Name	Fiscal Year	Fees Earned or Paid in Cash	Option Awards	Total
Russell L. Carson	2006	$—	$—	$—

James E. Dalton, Jr.	2006	46,500	3,389	49,889

Daniel S. Lynch	2006	20,750	3,389	24,139

D. Scott Mackesy	2006	—	—	—

Richard B. Mayor	2006	92,750	3,389	96,139

Robert A. Ortenzio	2006	40,250	3,954	44,204

R. Steven Paulson, M.D.	2006	25,500	2,825	28,325

Boone Powell, Jr.	2006	32,750	3,389	36,139

William T. Reiland	2006	—	—	—

Burton Schwartz, M.D.	2006	32,750	2,825	35,575

Director Compensation

Each member of the board of directors of Holdings who is not one of our employees and is not an employee or partner of Welsh Carson IX is paid $6,000 per quarter and $2,500 for each board meeting attended ($1,250 if attended by telephone). Each audit committee member also receives $2,500 for each audit committee meeting attended ($1,250 if attended by telephone). In addition, the chairman of the audit committee receives an annual fee of $20,000. Directors are also reimbursed for expenses incurred in connection with attending board meetings. Each member of the board of directors of Holdings who is not one of our employees and is not an employee or partner of Welsh Carson IX is also eligible to participate in Holdings’ 2004 Director Stock Option Plan. Under that plan, each eligible director in office at the plan’s adoption and each director who joined the board after adoption, in each case other than our employees and employees and partners of Welsh Carson IX, was automatically granted an option to purchase 5,000 shares of Holdings common stock. In addition, each such eligible director was automatically granted an option to purchase 1,000 shares of Holdings common stock for each committee on which such director served.

Mr. Powell and Dr. Schwartz were each paid $75,000 during 2004 for service on a special committee of the board of directors of US Oncology.

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

401(k) Plan

We maintain a tax-qualified retirement plan in the United States that provides all regular employees an opportunity to save for retirement on a tax advantaged basis. The plan is designed to meet the requirements of a tax-qualified defined contribution profit-sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan subject to applicable annual Internal Revenue Code limits. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investments alternatives according to the participants’ directions. Employee elective deferrals are 100% vested at all times. We currently match elective employee-participant contributions on a basis of 100% of the employee’s contribution up to 3.0% of their compensation and 50% of the employee’s contribution of up to an additional 2.0% of their compensation.

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

Restricted Stock and Option Plan

We adopted a 2004 Equity Incentive Plan which became effective contemporaneously with the consummation of the August Transactions, which we refer to as the equity plan. The total number of shares of common stock for which options or awards may be granted under the equity plan for the grant of stock options is 4,933,595 shares in the aggregate. The number of shares of stock authorized under the equity plan for issuance of restricted stock is 22,290,371 shares in the aggregate.

Shares of common stock relating to expired or terminated options may again be subject to an option or award under the equity plan, subject to limited restrictions, including any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The equity plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees, and for grants of non-qualified stock options and awards and restricted stock awards. The purposes of the equity plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business.

The compensation committee of our board of directors administers the equity plan. If there is no compensation committee, our board of directors will appoint a committee to administer the equity plan, which shall be comprised of at least two members of the board of directors who are non-employee directors and outside directors as defined in the Code. The administrator of the equity plan has the authority to select participants to receive awards of stock options or restricted stock pursuant to the equity plan. The administrator will also have the authority to determine the time of receipt, the types of awards and number of shares covered by awards, and to establish the terms, conditions and other provisions of the awards under the equity plan.

The exercise price of any incentive stock option granted to an employee who possesses more than 10% of the total combined voting power of all classes of our shares within the meaning of Section 422(b)(6) of the Code must be at least 110% of the fair market value of the underlying share at the time the option is granted. Furthermore, the aggregate fair market value of shares of common stock purchased under an incentive stock option for the first time by an employee during any calendar year may not exceed $100,000. The term of any incentive stock option cannot exceed ten years from the date of grant.

Shares of restricted stock granted under the equity plan may not be sold, assigned, transferred, pledged or otherwise encumbered by the participant until the satisfaction of conditions set by the compensation committee.

The equity plan will terminate ten years following its effective date but our board of directors may terminate the equity plan at any time in its sole discretion. Our board of directors may amend the equity plan subject to restrictions requiring the approval of WCAS IX.

Cash Incentive Plan

We adopted a 2004 Long-Term Cash Incentive Plan which became effective upon the consummation of the August Transactions, which we refer to as the cash plan. The total number of units available under the cash plan for awards may not exceed 100,000. If any awards are terminated, forfeited or cancelled, units granted under such awards are available for award again under the cash plan. No participant may receive more than 100,000 units. The purposes of the cash plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business.

The compensation committee of our board of directors administers the cash plan. If there is no compensation committee, our board of directors will appoint a committee to administer the cash plan, which shall be comprised of at least two members of the board of directors who are non-employee directors and outside directors as defined in the Code. The administrator of the cash plan has the authority, in its sole discretion, to select participants to receive awards of units. The administrator will also have the authority to determine the time of receipt, the types of awards and number of units conveyed by awards, and to establish the terms, conditions and other provisions of the awards under the cash plan.

The value of awards is based upon our performance. The aggregate amount payable under awards is payable only upon the occurrence of certain events. Until such an event is deemed probable by us, no expense for any award is reflected in our financial statements. Upon a change of control of US Oncology or qualified initial public offering of Holdings, the full amount payable under the plan would be paid in cash. During the first quarter of 2005, Holdings declared and paid a special dividend of $250.0 million to its common and preferred stockholders. As a result of the dividend paid to preferred stockholders, Holdings became obligated to make a cash payment of $14.5 million under the cash plan. The payment was financed through payment of a dividend by US Oncology to Holdings. Payment of the dividend was made in the first quarter of 2005 and the corresponding payment under the cash plan was made in the second quarter of 2005.

If any of the payment triggering events described in the Cash Incentive Plan should occur in the future, the Company may incur an additional obligation (and compensation expense) as a result of such event or events. As of December 31, 2006, no amounts were available for payment under the Cash Incentive Plan. The amount of this obligation may increase based upon future performance of the Company, upon the consummation of a qualified initial public offering or upon a change in control of the Company.

Director Stock Option Plan

Our board of directors adopted a 2004 Director Stock Option Plan which became effective in October of 2004, which we refer to as the director plan. The total number of shares of common stock for which options or awards may be granted under the director plan for the grant of stock options is 500,000 shares in the aggregate.

Shares of common stock relating to expired or terminated options may again be subject to an option under the director plan, subject to limited restrictions, including any limitation required by the Code. The director plan provides for the grants of non-qualified stock options. The purposes of the director plan are to attract and retain qualified non-employees to serve on our board of directors and to enhance the future growth of our company by aligning such persons’ interests with ours and those of stockholders.

The compensation committee of our board of directors administers the director plan. If there is no compensation committee, our board of directors of Holdings shall administer the director plan.

Options under the director plan may only be awarded to eligible directors. Eligible directors are members of our board of directors who are not officers of our company or any subsidiary, not full-time employees of our company or any subsidiary and are not employees, partners or affiliates of Welsh, Carson, Anderson & Stowe. Upon effectiveness of the director plan, each eligible director automatically received an option to purchase 5,000 shares of common stock. Furthermore, each eligible director who served on a committee of our board of directors on the effective date of the director plan, or who is subsequently appointed to our board of directors, or who serves on the audit committee of US Oncology, or is subsequently appointed to the audit committee of US Oncology, automatically receives an option to purchase 1,000 shares of common stock. Each eligible director serving on our board of directors on the date of our 2005 annual meeting of stockholders, and each such annual meeting thereafter, shall automatically receive an option to purchase 5,000 shares of common stock. At the first board of directors meeting following the 2005 annual meeting of stockholders, and each annual meeting of stockholders thereafter, each eligible director appointed at such meeting appointed to any committee of the board of directors, or who is a member of any committee of the board of directors or audit committee of US Oncology, shall automatically receive an option to purchase 1,000 shares of common stock for each such committee to which such eligible director is appointed.

The director plan will terminate ten years following its effective date. Our board of directors may amend the director plan, subject to certain limitations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 14, 2007, with respect to the beneficial ownership of our capital stock by (i) our chief executive officer and each of the other named executive officers set forth below, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our outstanding capital stock. See “Certain Relationships and Related Transactions—Arrangements With Management—Stock Offering,” and “Certain Relationships and Related Transactions—Arrangements With Non-Employee Directors—Other Directors.”

Name of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent of Outstanding Common Shares	Participating Preferred Shares Beneficially Owned (2)	Percent of Outstanding Participating Preferred Shares
Welsh, Carson, Anderson & Stowe (3)	90,610,569	64.2%	12,944,367	81.5%
Morgan Stanley Principal Investments	21,649,849	15.3%	1,948,251	12.3%
R. Dale Ross (4)	7,389,249	5.2%	55,607	*
Bruce D. Broussard (5)	3,636,284	2.6%	26,612	*
Richard P. McCook (6)	300,000	*	—	*
Atul Dhir, M.B.B.S., D. Phil (7)	1,688,970	1.2%	12,710	*
George D. Morgan (8)	3,586,284	2.5%	26,612	*
Leo Sands (9)	2,111,216	1.5%	15,888	*
Russell L. Carson (10)	1,651,748	1.2%	235,964	1.5%
Lloyd K. Everson, M.D. (11)	1,055,608	*	7,944	*
Boone Powell Jr.(12)	105,500	*	12,500	*
Burton Schwartz, M.D.	23,750	*	1,250	*
D. Scott Mackesy(13)	19,957	*	2,851	*
Richard B. Mayor(14)	280,500	*	37,500	*
Robert A. Ortenzio	283,500	*	37,500	*
James E. Dalton, Jr.	49,750	*	6,250	*
R. Steven Paulson, M.D.	48,750	*	6,250	*
William T. Reiland	—	*	—	*
Daniel S. Lynch(15)	6,000	*	—	*
All directors and executive officers as a group(16)	23,609,355	16.7	495,765	3.1%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 16825 Northchase Drive, Suite 1300, Houston, Texas 77060.

(2)

Participating preferred stock ranks senior to common stock as to dividends and rights to payment upon liquidation or a change of control transaction and participates with the common stock in such payments and other corporate events to the extent of approximately 10% of our fully-diluted common equity outstanding immediately after the August Transactions. The participating preferred stock is also entitled to receive cumulative dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly, on the stated value thereof. The participating preferred stock has no fixed redemption date but we will be required to redeem the participating preferred stock together with all accrued and unpaid dividends thereon upon a change of control transaction. In addition, upon the consummation of a qualified public offering of our common stock, each share of participating preferred stock shall be automatically converted into common stock through the issuance of an equivalent value of common stock determined by reference to the public offering price and a fixed conversion ratio for shares of common stock issuable in respect of the participation feature of the participating preferred stock. All shares of participating preferred stock that are automatically converted into common stock upon a qualified public offering, other than those shares issued in respect of the participation feature of the preferred stock, shall be redeemed to the extent of available cash at a redemption price equal to the public offering price of the common stock in such offering. The participating preferred stock will vote together with the common stock, other than in connection with the election or removal of directors, with each share of participating preferred stock having voting rights equivalent to one (subject to appropriate adjustment in the event of any stock split or similar event affecting the common stock) share of common stock issuable in respect of the participation right of the participating preferred stock. In addition, the participating preferred stock, voting as a separate class, shall be entitled to elect two directors to the board of directors. For so long as any shares of participating preferred stock remain outstanding, the consent of the holders of not less than 66 2/3% of the participating preferred stock shall be required for any action that alters or changes the rights, preferences or privileges of the participating preferred stock. In addition, consent of the holders of at least a majority of the participating preferred stock shall be required for any action that increases or decreases the authorized number of shares of participating preferred stock otherwise adversely affects the rights or preferences of the holders of the participating preferred stock.

Shares of participating preferred stock owned by Morgan Stanley Principal Investments are Series A-1 shares, the terms of which are substantially similar to the Series A shares of participating preferred stock owned by all other holders.

(3)

Represents (A) 74,621,302 common shares and 10,660,186 participating preferred shares held by Welsh Carson IX over which Welsh Carson IX has sole voting and investment power, (B) 8,750 common shares and 1,250 participating preferred shares held by WCAS Management Corporation, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 4,675,559 common shares and 669,187 held by individuals who are general partners of WCAS IX Associates LLC, the sole general partner of Welsh Carson IX and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe, and (D) an aggregate 11,304,958 common shares and 1,614,994 participating preferred shares held by other co-investors, over which Welsh Carson IX has sole voting power. WCAS IX Associates LLC, the sole general partner of Welsh Carson IX and the individuals who serve as general partners of WCAS IX Associates LLC, including Russell L. Carson, D. and Scott Mackesy, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(4)	Includes 7,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions.

(5)

Includes 3,350,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions and 100,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in November 2005.

(6)	300,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in August 2006.

(7)	Includes 1,600,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions.

(8)	Includes 3,350,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions.

(9)	Includes 2,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions.

(10)

Includes 1,651,748 common shares and 235,964 participating preferred shares over which Mr. Carson has sole voting and investment power. Does not include 74,621,302 common shares and 10,660,186 participating preferred shares owned by Welsh Carson IX or 8,750 common shares and 1,250 participating preferred shares owned by WCAS Management Corporation. Mr. Carson, as a general partner of Welsh Carson IX and an officer of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX and WCAS Management Corporation. Mr. Carson disclaims beneficial ownership of such shares.

(11)	Includes 1,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August Transactions.

(12)	Includes 87,500 shares of common stock and 12,500 shares of participating preferred stock owned by a limited partnership in which Mr. Powell is a general partner.

(13)

Includes 19,957 common shares and 2,851 participating preferred shares over which Mr. Mackesy has sole voting and investment power. Does not include 74,621,302 common shares and 10,660,186 participating preferred shares owned by Welsh Carson IX or 8,750 common shares and 1,250 participating preferred shares owned by WCAS Management Corporation. Mr. Mackesy, as a general partner of Welsh Carson IX and an officer of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX and WCAS Management Corporation. Mr. Mackesy disclaims beneficial ownership of such shares.

(14)	Includes 105,000 shares of common stock and 15,000 shares of preferred stock held by a general partnership in which Mr. Mayor is sole managing partner.

(15)	Includes vested options to purchase 6,000 shares.

(16)

Does not include 74,621,302 common shares and 10,660,186 participating preferred shares owned by Welsh Carson IX or 8,750 common shares and 1,250 participating preferred shares owned by WCAS Management Corporation. Includes an aggregate 21,200,000 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the August Transactions.

Item 13.	Certain Relationships and Related Transactions

Dr. Burton Schwartz, one of our directors, is a past president and medical director of Minnesota Oncology Hematology, P.A. (“Minnesota Oncology”). We and Minnesota Oncology entered into a service agreement effective July 1, 1996. During 2006, Minnesota Oncology paid us approximately $9.6 million excluding reimbursement for direct expenses of Minnesota Oncology, pursuant to its service agreement.

Dr. Steven Paulson, one of our directors, is a practicing physician and serves as president and chairman of the board of directors of Texas Oncology, P.A. (“Texas Oncology”). We and Texas Oncology entered into a service agreement effective November 1, 1993. During 2006, Texas Oncology paid us approximately $64.1 million excluding reimbursement for direct expenses of Texas Oncology, pursuant to its service agreement.

On December 21, 2006, the Company consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January, 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering. In connection with the investment by Morgan Stanley, we agreed, subject to certain conditions, to give preferential consideration to retaining Morgan Stanley, or its designated affiliate, in connection with future securities offerings, financings and certain other transactions, to provide financial services. Mr. Reiland, a member of our board of directors, is a Managing Director at Morgan Stanley & Co. Incorporated.

Item 14.	Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed to us for audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP to us during each of the last two years.

	2006	2005
	(in thousands)
Audit fees	$900	$1,091
Audit-related fees	310	170
Tax fees	17	31

Total	$1,227	$1,292

Audit fees represent fees for the audit of the Company’s annual financial statements included in the Form 10-K and review of financial statements included in the Company’s quarterly reports on Form 10-Q. Audit fees include $750,000 for services related to US Oncology, Inc. and $150,000 for services related to US Oncology Holdings, Inc. for the year ended December 31, 2006.

Audit-related fees were fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services included audits of employee benefit plans and transaction support, including due diligence, related to business acquisitions and securities offerings.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report

1.	Financial Statements: See Item 8 of this report

2.

Financial Statement Schedules: Schedule I is filed below. All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements of notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of US Oncology Holdings, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 26, 2007 appearing on page 71 in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas

February 26, 2007

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Balance Sheet

(in thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivlents	$2	$1
Due from affiliates	190,609	—

Total current assets	190,611	1
Investment in subsidiary	580,741	600,249
Other assets	21,293	14,164

Total assets	$792,645	$614,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$282	$447
Dividends payable	190,000	—
Other accrued liabilities	6,854	6,854

	197,136	7,301
Long-term indebtedness	250,000	250,000

Total liabilities	447,136	257,301

Preferred stock Series A, 15,000 shares authorized, 13,939 shares issued and outstanding, respectively	312,749	292,716
Preferred stock Series A-1, 2,000 shares authorized, 1,948 shares issued and outstanding, in 2006	50,797	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000 shares authorized, 141,022 and 119,546 shares issued and outstanding, respectively	141	120
Additional paid-in capital	—	61,990
Deferred compensation	—	(3,536)
Accumulated other comprehensive income, net of tax	951	912
Retained (deficit) earnings	(19,129)	4,911

Total stockholders’ (deficit) equity	(18,037)	64,397

Total liabilities and stockholders’ equity	$792,645	$614,414

The accompanying notes are an integral part of this condensed financial statement.

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Statement of Operations

(in thousands)

	Year Ended December 31,
	2006	2005
Dividend income	$64,062	$32,724

Total revenue	64,062	32,724
General and administrative expense	232	348

	232	348

Income from operations	63,830	32,376
Other income (expense):
Interest expense, net	(24,218)	(18,370)
Equity in subsidiary earnings, net of tax	(22,037)	(1,746)

	17,575	12,260
Income tax benefit	8,583	6,829

Net income	$26,158	$19,089

The accompanying notes are an integral part of this condensed financial statement.

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$26,158	$19,089
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	732	548
Equity in earnings of subsidiary	(42,025)	(30,978)
Changes in operating assets and liabilities:
Increase in other assets	(7,823)	(6,600)
Increase in accounts payable and accrued liabilities	(165)	7,301

Net cash used in operating activities	(23,123)	(10,640)
Cash flows from investing activities:
Investment in subsidiary	(150,319)	(15,790)
Distributions received from subsidiary	23,714	32,724

Net cash provided by (used in) investing activities	(126,605)	16,934
Cash flows from financing activities:
Issuance of stock	149,391	901
Proceeds from exercise of stock options	338	5
Proceeds from Senior Floating Rate Notes	—	250,000
Payment of dividends on preferred stock	—	(200,015)
Payment of dividends on common stock	—	(49,985)
Debt financing costs	—	(7,200)

Net cash provided by (used in) financing activities	149,729	(6,294)
Increase in cash and cash equivalents	1	—
Cash and cash equivalents:
Beginning of period	1	1

End of period	$2	$1

The accompanying notes are an integral part of this condensed financial statement.

NOTE 1—BASIS OF PRESENTATION

These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. US Oncology Holdings, Inc. (“Holdings”) is a holding company that conducts its operations through its wholly-owned subsidiary, US Oncology, Inc. (“US Oncology”). These condensed parent company financial statements are presented as the restricted net assets of US Oncology exceed 25% of the consolidated net assets of Holdings. Prior to issuance of its $250.0 million Senior Floating Rate Notes in March, 2005, the parent company’s financial position and results of operations were insignificant.

The parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements with the only exception being that Holdings accounts for its subsidiary using the equity method. Please refer to the footnotes to the consolidated financial statements included in Item 8 of this Annual Report.

NOTE 2—INDEBTEDNESS

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

The proceeds from the Holdings Notes were used to pay a $250.0 million special dividend to its common and preferred stockholders. As a result of the dividend, Holdings made a $14.5 million payment to participants in its 2004 Long-Term Cash Incentive Plan.

Scheduled maturities of indebtedness for the next five years are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Principal repayments due	—	—	—	—	—	$250,000

3. Exhibit Index

Exhibit No.	Description
3.1[1]	Second Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2[2]	Bylaws of US Oncology Holdings, Inc.

4.1[2]	Indenture, dated as of March 29, 2005, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.2[2]	Form of Senior Floating Rate Note due 2015 (included in Exhibit 4.1)

4.3[2]

Registration Rights Agreement, dated as of March 15, 2005, among US Oncology Holdings Inc. and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc., as representatives of the Initial Purchasers

4.4[3]	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.5[4]	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 4.4)

4.6[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.7[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.8[4]	Form of 9% Senior Note due 2012 (included in Exhibit 4.7)

4.9[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.10[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.11[4]	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 4.11)

4.12[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.13[4]	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers

4.14[4]	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

4.15[1]	Stock Purchase Agreement, dated as of December 21, 2006

4.16[1]	Amended and Restated Stockholders Agreement, dated as of December 21, 2006

4.17[1]	Amended and Restated Registration Rights Agreement, dated as of December 21, 2006

10.1[4]

Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent

10.2[5]

Amendment No. 1, dated as of March 17, 2005, to the Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent

10.3[4]

Guarantee and Collateral Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Subsidiaries of US Oncology, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

10.4[4]	Form of Employment Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross, Bruce Broussard, Leo Sands, George Morgan and Atul Dhir

10.4[4]	Form of Restricted Stock Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross, Bruce Broussard, Leo Sands, George Morgan and Atul Dhir

10.5[4]	Form of Unit Grant, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross, Bruce Broussard, Leo Sands, George Morgan and Atul Dhir

10.6[4]	US Oncology Holdings, Inc. Equity Incentive Plan

10.7[4]	US Oncology Holdings, Inc. Long-Term Cash Incentive Plan

10.8[4]	US Oncology Holdings, Inc. 2004 Director Stock Option Plan

10.9[6]

Amended No. 2 dated as of November 15, 2005, to the Credit Agreement dated as of August 20, 2004, as amended as of March 17, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as documentation Agent

10.10[7]

Incremental Facility Amendment and Amendment No. 3 dated as of July 10, 2006, to the Credit Agreement dated as of August 20, 2004, as amended as of March 17, 2005, and November 15, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc. as Documentation Agent

10.11[1]

Amendment No. 4 dated as of December 21, 2006, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

14[8]	Code of Ethics

21†	Subsidiaries of the registrant

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Chief Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Chief Financial Officer

[1]	Filed as on Exhibit to the 8-K filed by US Oncology Holdings, Inc., on December 17, 2006, and incorporated herein by reference.
[2]	Filed as an Exhibit to the Registrant’s registration statement on Form S-4 on July 27, 2005, and incorporated herein by reference.
[3]	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference.
[4]	Filed as an exhibit to the registration statement on Form S-4 of US Oncology, Inc. on December 17, 2004.
[5]	Filed as Exhibit 10.1 to the 8-K filed by US Oncology, Inc. on March 29, 2005, and incorporated herein by reference.
[6]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on November 21, 2005 and incorporated herein by reference.
[7]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on July 13, 2006, and incorporated herein by reference.
[8]	Filed as Exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
†	Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of February, 2007.

US ONCOLOGY HOLDINGS, INC AND
US ONCOLOGY, INC.

/s/ RICHARD P. McCOOK
Richard P. McCook,
Executive Vice President and Chief Financial Officer
(duly authorized signatory and
principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. DALE ROSS	Chairman of the Board, Chief Executive	February 26, 2007
R. Dale Ross	Officer, Director (Principal Executive Officer)

/s/ RICHARD P. McCOOK	Executive Vice President and Chief Financial	February 26, 2007
Richard P. McCook	Officer (Principal Financial Officer)

/s/ VICKI H. HITZHUSEN	Chief Accounting Officer	February 26, 2007
Vicki H. Hitzhusen	(Principal Accounting Officer)

/s/ RUSSELL L. CARSON	Director	February 26, 2007
Russell L. Carson

/s/ JAMES E. DALTON, JR.	Director	February 26, 2007
James E. Dalton, Jr.

/s/ LLOYD K. EVERSON, M.D.	Director	February 26, 2007
Lloyd K. Everson, M.D.

/s/ DANIEL S. LYNCH	Director	February 26, 2007
Daniel S. Lynch

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

/s/ D. SCOTT MACKESY	Director	February 26, 2007
D. Scott Mackesy

/s/ RICHARD B. MAYOR	Director	February 26, 2007
Richard B. Mayor

/s/ ROBERT A. ORTENZIO	Director	February 26, 2007
Robert A. Ortenzio

/s/ R. STEVEN PAULSON	Director	February 26, 2007
R. Steven Paulson

/s/ BOONE POWELL, JR.	Director	February 26, 2007
Boone Powell, Jr.

/s/ WILLIAM T. REILAND	Director	February 26, 2007
William T. Reiland

/s/ BURTON SCHWARTZ, M.D.	Director	February 26, 2007
Burton Schwartz, M.D.