Form 10-Q
period 2007-03-31
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2007-05-07
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers: 333-126922 and 0-26190

US Oncology Holdings, Inc.

US Oncology, Inc.

(Exact name of registrants as specified in their charters)

Delaware	20-0873619
Delaware	20-0873619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16825 Northchase Drive, Suite 1300

Houston, Texas

77060

(Address of principal executive offices)

(Zip Code)

(832) 601-8766

(Registrants’ telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers  ☐    Accelerated filers  ☐    Non-accelerated filers  ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of April 30, 2007, 141,644,380 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

This Form 10-Q is a combined quarterly report being filed separately by two registrants; US Oncology Holdings, Inc. and US Oncology, Inc. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to US Oncology Holdings, Inc. and any reference to “US Oncology” refers to US Oncology, Inc., the wholly-owned operating subsidiary of Holdings. References to the “Company”, “we”, “us”, and “our” refer collectively to US Oncology Holdings, Inc. and US Oncology, Inc.

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and equivalents	$92,803	$281,768	$92,802	$281,766
Accounts receivable	351,067	341,306	351,067	341,306
Other receivables	111,482	105,544	111,482	105,544
Prepaid expenses and other current assets	25,670	21,139	29,321	21,139
Inventories	87,299	78,381	87,299	78,381
Deferred income taxes	4,365	4,268	4,365	4,268
Due from affiliates	62,770	66,674	44,275	67,792

Total current assets	735,456	899,080	720,611	900,196
Property and equipment, net	390,310	393,318	390,310	393,318
Service agreements, net	231,911	240,100	231,911	240,100
Goodwill	757,870	757,870	757,870	757,870
Other assets	79,345	76,126	67,880	68,498

Total assets	$2,194,892	$2,366,494	$2,168,582	$2,359,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$10,701	$9,397	$10,701	$9,397
Accounts payable	225,393	198,978	225,123	198,696
Dividends payable	—	190,000	—	40,609
Due to affiliates	165,396	146,683	172,229	303,516
Accrued compensation cost	26,273	26,854	26,273	26,854
Accrued interest payable	12,409	30,965	10,212	24,111
Income taxes payable	2,705	1,842	—	10,426
Other accrued liabilities	30,007	32,565	30,007	32,565

Total current liabilities	472,884	637,284	474,545	646,174

Deferred revenue	7,983	8,337	7,983	8,337
Deferred income taxes	30,359	33,520	29,971	32,886
Long-term indebtedness	1,489,911	1,319,664	1,064,911	1,069,664
Other long-term liabilities	8,594	8,032	7,625	8,032

Total liabilities	2,009,731	2,006,837	1,585,035	1,765,093

Commitments and contingencies (Note 8)
Minority interests	13,857	14,148	13,857	14,148
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, liquidation preference of $279,247 and $298,810, respectively	293,186	312,749	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding, liquidation preference of $42,224 and $41,857, respectively	51,165	50,797	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 141,644,380 and 141,021,880 shares issued and outstanding in 2007 and 2006, respectively	141	141	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	—	569,689	580,740
Accumulated other comprehensive income (loss), net of tax	(582)	951	—	—
Retained deficit	(172,606)	(19,129)	—	—

Total stockholders’ (deficit) equity	(173,047)	(18,037)	569,690	580,741

	$2,194,892	$2,366,494	$2,168,582	$2,359,982

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Product revenue	$481,615	$457,741	$481,615	$457,741
Service revenue	250,426	244,002	250,426	244,002

Total revenue	732,041	701,743	732,041	701,743
Cost of products	464,665	438,313	464,665	438,313
Cost of services:
Operating compensation and benefits	117,349	116,682	117,349	116,682
Other operating costs	72,794	66,800	72,794	66,800
Depreciation and amortization	17,729	16,034	17,729	16,034

Total cost of services	207,872	199,516	207,872	199,516

Total cost of products and services	672,537	637,829	672,537	637,829
General and administrative expense	20,276	19,078	20,235	18,952
Impairment and restructuring charges	7,395	—	7,395	—
Depreciation and amortization	3,364	3,800	3,364	3,800

	703,572	660,707	703,531	660,581

Income from operations	28,469	41,036	28,510	41,162

Other expense:
Interest expense, net	(31,025)	(27,458)	(23,807)	(21,494)
Minority interests	(722)	(525)	(722)	(525)
Loss on early extinguishment of debt	(12,917)	—	—	—

Income (loss) before income taxes	(16,195)	13,053	3,981	19,143
Income tax benefit (provision)	609	(5,482)	(1,931)	(7,657)

Net income (loss)	$(15,586)	$7,571	$2,050	$11,486

Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedge, net of tax	(1,533)	1,459	—	—

Comprehensive income (loss)	$(17,119)	$9,030	$2,050	$11,486

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total

Balance at December 31, 2006	141,022	$141	$—	$951	$(19,129)	$(18,037)

Amortization of deferred compensation	—	—	260	—	—	260
Exercise of options to purchase
common stock, net of tax	473	—	1,234	—	—	1,234
Restricted stock award issuances	150	—	—	—	—	—
Dividends paid	—	—	—	—	(133,580)	(133,580)
Accretion of preferred stock dividends	—	—	(1,494)	—	(4,311)	(5,805)
Accumulated other comprehensive
income (loss) for unrealized gain or
loss on interest rate swap, net of tax	—	—	—	(1,533)	—	(1,533)
Net loss	—	—	—	—	(15,586)	(15,586)

Balance at March 31, 2007	141,645	$141	$—	$(582)	$(172,606)	$(173,047)

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(unaudited, in thousands, except share information)

	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total

Balance at December 31, 2006	100	$1	$580,740	$—	$580,741

Amortization of deferred compensation	—	—	260	—	260
Dividend paid	—	—	(11,842)	(2,050)	(13,892)
Contribution of proceeds from exercises of
options to purchase common stock	—	—	531	—	531
Net income	—	—	—	2,050	2,050

Balance at March 31, 2007	100	$1	$569,689	$—	$569,690

The accompanying notes are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(15,586)	$7,571	$2,050	$11,486
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization, including
amortization of deferred financing costs	23,014	21,639	22,770	21,457
Impairment and restructuring charges	7,395	—	7,395	—
Deferred income taxes	(2,236)	1,379	(3,012)	1,379
Non-cash compensation expense	260	545	260	545
Loss on sale of assets	151	—	151	—
Minority interest expense	722	525	722	525
Loss on early extinguishment of debt	12,917	—	—	—
(Increase) Decrease in:
Accounts and other receivables	(15,699)	(37,376)	(15,699)	(37,376)
Prepaid expenses and other current assets	(4,544)	(2,145)	(4,544)	(2,145)
Inventories	(8,918)	(61,279)	(8,918)	(61,279)
Other assets	(1,316)	271	(1,053)	(46)
Increase (Decrease) in:
Accounts payable	26,319	(51,718)	26,331	(51,289)
Due from/to affiliates	22,568	27,777	42,201	27,777
Income taxes receivable/payable	1,647	(749)	(14,022)	1,426
Other accrued liabilities	(22,964)	(34,633)	(18,307)	(28,756)

Net cash provided by (used in) operating activities	23,730	(128,193)	36,325	(116,296)

Cash flows from investing activities:
Acquisition of property and equipment	(17,427)	(11,768)	(17,427)	(11,768)
Net payments in affiliation transactions	—	(3,281)	—	(3,281)
Net proceeds from sale of assets	750	—	750	—

Net cash used in investing activities	(16,677)	(15,049)	(16,677)	(15,049)

Cash flows from financing activities:
Proceeds from senior floating rate PIK toggle notes, net
of issue costs	413,300	—	—	—
Proceeds from other indebtedness	665	—	665	—
Repayment of senior floating rate notes	(256,766)	—	—	—
Repayment of term loan	(3,791)	(1,000)	(3,791)	(1,000)
Repayment of other indebtedness	(369)	(2,076)	(369)	(2,076)
Net borrowings under revolving facility	—	20,000	—	20,000
Debt financing costs	—	—	(153)	—
Net distributions to parent	—	—	(54,501)	(11,916)
Repayment of advance to parent	—	—	(150,000)	—
Distributions to minority interests	(994)	—	(994)	—
Contributions from minority interests	—	482	—	482
Payment of dividends on preferred stock	(25,000)	—	—	—
Payment of dividends on common stock	(323,580)	—	—	—
Proceeds from exercise of stock options	517	18	—	—
Contributions of proceeds from exercise of stock options	—	—	531	18

Net cash provided by (used in) financing activities	(196,018)	17,424	(208,612)	5,508

Decrease in cash and cash equivalents	(188,965)	(125,818)	(188,964)	(125,837)
Cash and cash equivalents:
Beginning of period	281,768	125,838	281,766	125,837

End of period	$92,803	$20	$92,802	$—

Interest paid	$50,915	$46,944	$37,681	$35,459
Taxes paid	37	4,850	37	4,850

The accompanying notes are an integral part of this statement.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007

NOTE 1 – Basis of Presentation

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.”

The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries that provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in many of the new cancer-related clinical research studies. US Oncology is affiliated with 1,077 physicians operating in 433 locations, including 90 radiation oncology facilities in 38 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2007, and subsequent filings.

NOTE 2 – Revenues

The Company derives revenues primarily from (i) comprehensive service agreements with physician practices; (ii) pharmaceutical services agreements with physician practices under the oncology pharmaceutical services (“OPS”) model; (iii) fees paid by pharmaceutical companies for services as a group purchasing organization, data services and other manufacturer services and (iv) research agreements with pharmaceutical manufacturers and other trial sponsors.

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended March 31, 2007 and 2006, the affiliated practices derived 37.8% and 37.4%, respectively, of their net patient revenue from services provided under the Medicare program (of which 3.5% and 2.3%, respectively, relates to Medicare managed care) and 3.0% and 3.3%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in all periods. The Company has one additional payer that represents more than 10% of net revenues. That payer represented 10.7% and 10.5% of net revenues for the first quarter of 2007 and 2006, respectively. Changes in the payer reimbursement rates, or in affiliated practices’ payer mix could materially and adversely affect the Company’s revenues.

Medicare pays oncologists the average sales price (“ASP”) for drugs plus 6%. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced an increase of approximately 1.2% in Medicare reimbursement during the quarter ended March 31, 2007 over 2006 levels.

During the first quarter, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about erythropoiesis-stimulating agents (“ESAs”), widely-used drugs for the treatment of anemia. ESAs have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. In particular, the FDA highlighted studies that concluded an increased risk of death may occur in cancer patients who are not receiving chemotherapy who are treated with ESAs. Partly in response to such warnings, certain Medicare intermediaries have ceased reimbursement for ESAs

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESAs in other circumstances. The Centers for Medicare and Medicaid Services (“CMS”) is currently developing standard national usage and reimbursement policies for ESAs which are expected to be issued in December 2007. The Company remains engaged in that process and expects further clarity to result. In addition, the Company expects continued payer scrutiny of the side effects of supportive care products and other drugs that represent significant costs to payers. In its evidence-based medicine initiative, the Company’s network also continually reviews emerging scientific information to develop clinical pathways for use in oncology and the Company remains engaged with payers in determining optimal usage for pharmaceuticals.

During 2006, the Company received payments from Medicare for certain data related to quality of care for cancer patients (“the Medicare Demonstration Project”). Reporting for 2006 was not specific to chemotherapy, but instead focused on physician evaluation and management. The reimbursement under the Medicare Demonstration Project contributed $0.6 million to pretax income in the first quarter of 2006. The Medicare Demonstration Project expired as of December 31, 2006. This impact to 2007 may be offset by a Medicare Demonstration Project known as the Physician Voluntary Reporting Program (“PVRP”) beginning July 1, 2007, however the specifics for oncology are unknown at this time.

On February 1, 2006 Congress passed, and on February 8, 2006 the President signed into law, the Deficit Reduction Act (“DRA”) which contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services has been capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. Since Congress did not include a provision in the Tax Relief and Healthcare Act of 2006 to revise the DRA Imaging provision, Medicare reimbursement, effective January 1, 2007, is limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the first quarter of 2007, the reduced reimbursement for these imaging services reduced pretax income by approximately $2 million compared to the first quarter of 2006 reimbursement.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full on January 1, 2007, while the PE methodology changes will be phased in over a four-year period (2007-2010). During the quarter ended March 31, 2007, the rule increased pretax income by $0.7 million over the comparable 2006 period for Medicare non-drug reimbursement.

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service (RVUs). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. The Tax Relief and Health Care Act of 2006 provided for suspension of a 5% decrease in reimbursement (through the conversion factor update) which would otherwise have been effective as of January 1, 2007. The physician fee schedule update for 2008 will again be set under the statutory formula and will be effective as of January 1, 2008.

As a result of market specific conditions, impairment and restructuring charges were recorded in the first quarter of 2007 (see Note 4 – “Impairment and Restructuring Charges”). The Company also reserved $3.5 million due to uncertainty about collectibility of management fees from those practices.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for 26.8% and 24.9% of revenue for the three-month periods ended March 31, 2007, and 2006, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

NOTE 3 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships and goodwill during the three months ended March 31, 2007 consisted of the following (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill

Balance at December 31, 2006	$240,100	$4,740	$757,870
Impairment and restructuring charges	(4,325)	—	—
Amortization expense and other	(3,864)	(124)	—

Balance at March 31, 2007	$231,911	$4,616	$757,870

The carrying value of goodwill is subject to impairment tests under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”.

Accumulated amortization relating to service agreements was $23.2 million and $18.9 million at March 31, 2007 and December 31, 2006, respectively. During the quarter ended March 31, 2007, the Company impaired service agreement intangible assets with a carrying value of $4.3 million (see Note 4 – “Impairment and Restructuring Charges”).

NOTE 4 – Impairment and Restructuring Charges

In two markets in which an aggregate of ten physicians are affiliated with the Company, market-specific conditions caused the Company to recognize impairment and restructuring charges totaling $7.4 million during the period ended March 31, 2007. The components of the charge are as follows (in thousands):

Three Months Ended March 31, 2007
Services Agreement, net	$4,325
Property and equipment, net	2,512
Future Lease Obligations	558

Total	$7,395

In one of the markets, state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The Company is appealing this determination and is exploring other options that would make the treatment facility available to radiation therapy patients. However, such efforts did not advance sufficiently during the first quarter of 2007, and, therefore, the resumption of radiation services or other recovery of its investment is not considered likely.

In the second market, financial performance has deteriorated as a result of an excessive cost structure relative to practice revenue. The Company is working with the practice involved to restructure the market and establish a base for future growth to otherwise improve financial performance. During the first quarter ended March 31, 2007, the Company recorded impairment and restructuring charges because, based on currently anticipated operating results, the Company does not expect that practice performance will be sufficient to recover the value of certain assets and the intangible asset associated with its management service agreement in the market.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

NOTE 5 – Indebtedness

As of March 31, 2007 and December 31, 2006, long-term indebtedness consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

US Oncology, Inc.
Senior Secured Credit Facility, due 2011	$475,297	$479,088
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	2,710	2,825
Mortgage, capital lease obligations and other	19,605	19,148

	1,075,612	1,079,061
Less current maturities	(10,701)	(9,397)

	$1,064,911	$1,069,664

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	425,000	—
Senior Floating Rate Notes, due 2015	—	250,000

	$1,489,911	$1,319,664

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of March 31, 2007, are as follows (in thousands):

	Twelve months ending March 31,
	2008	2009	2010	2011	2012	Thereafter
US Oncology payments due	$10,701	$6,024	$6,062	$349,614	$113,010	$590,201
Holdings payments due	—	—	—	—	425,000	—

	$10,701	$6,024	$6,062	$349,614	$538,010	$590,201

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $660.0 million, consisting of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At March 31, 2007, $136.7 million was available for borrowing. The availability has been reduced by outstanding letters of credit amounting to $23.3 million. At March 31, 2007 and December 31, 2006, no amounts had been borrowed under the revolving credit facility.

•

a $500.0 million term loan facility with a maturity of August, 2011. The amount outstanding under the term loan was $475.3 million as of March 31, 2007 and $479.1 million as of December 31, 2006. No additional amounts may be borrowed under the term loan facility without future amendment to the facility.

The interest rates applicable to loans, other than swingline loans, under the senior secured credit facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six month interest periods chosen by the Company (or a nine or 12 month period if all lenders agree to make an interest period of such duration available) in each case, plus an applicable margin percentage. Swingline loans bear interest at the interest rate applicable to alternate base rate revolving loans.

The adjusted LIBOR is based upon offered rates in the London interbank market. The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. Currently, the applicable margin percentage is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBOR term loans, (3) 1.50% for alternate base rate revolving loans and (4) 2.50% for adjusted LIBOR revolving loans.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

Indebtedness under the senior secured credit facility is guaranteed by all of US Oncology’s current restricted subsidiaries (see Note 10), all of US Oncology’s future restricted subsidiaries and by Holdings, and is secured by a first priority security interest in substantially all of US Oncology’s existing and future real and personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, cash and a first priority pledge of US Oncology’s capital stock and the capital stock of the guarantor subsidiaries.

The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) and a maximum leverage ratio (indebtedness divided by EBITDA, as defined by the indenture). At March 31, 2007, the Company was required to maintain an interest coverage ratio of 2.15:1 and a maximum leverage ratio of 5.25:1. Both of these covenants become more restrictive over time and, at maturity in 2011, both will be 3.00:1. Also, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. No such payment was required for the year ended December 31, 2006. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of March 31, 2007, the Company is in compliance with all financial covenants.

In March, 2005, the Company amended its senior secured credit facility to permit the issuance of $250.0 million Senior Floating Rate Notes, due 2015 by Holdings and to use the proceeds to pay a dividend to the stockholders of Holdings. In December, 2006, the Company amended its senior secured credit facility to both permit a private offering and use the net proceeds, along with cash on hand, for payment of a dividend. This dividend of $190.0 million was paid in January, 2007. In March, 2007, the Company amended its senior secured credit facility to permit the issuance of $425.0 million Senior Floating Rate PIK Toggle Notes, due 2012 by Holdings and to use the proceeds to refinance the existing $250.0 million Senior Floating Rate Notes and offering costs, as well as to pay a dividend of $158.6 million to the stockholders of Holdings.

Senior Floating Rate Notes

During March, 2005, Holdings issued $250 million Senior Floating Rate Notes, due 2015 (“the Holdings Notes”). The Holdings Notes (refinanced in March, 2007) were senior unsecured obligations with interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the interest rate at 9.4% for a period of two years ended March 15, 2007.

The Company designated the interest rate swap as a cash flow hedge against the variability of future interest payments for accounting purposes. Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge is initially reported as a component of accumulated other comprehensive income in the Company’s Condensed Consolidated Statement of Stockholders’ Equity. The remaining gain or loss, if any, is recognized currently in earnings. Amounts classified as part of accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings. During the quarter ended March 31, 2007, the Company reclassified $1.0 million gain on the interest rate swap into net income.

In March 2007 the Company completed a $425.0 million floating rate debt offering, the terms of which are described below. Proceeds from the Notes were used to repay the existing $250.0 million Floating Rate Notes and, after payment of transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders.

In connection with the refinancing of the Floating Rate Notes, the Company recognized a $12.9 million extinguishment loss related to payment of a 2.0% call premium, interest expense during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

Senior Floating Rate PIK Toggle Notes

On March 13, 2007, Holdings issued $425.0 million aggregate principal amount of Senior Unsecured Floating Rate PIK Toggle Notes due 2012 (the “Notes”) in a private offering to institutional investors. In connection with the issuance of the Notes, Holdings entered into a Purchase Agreement providing for the initial sale of the Notes and a Registration Rights Agreement with respect to registration rights for the benefit of the holders of the Notes.

Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. The interest payment due September 15, 2007 must be made in cash and the Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. Cash interest will accrue on the Notes at a rate per annum equal to LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The applicable spread is 4.50% and will increase by 0.50% on March 15, 2009 and increase by another 0.50% on March 15, 2010. The Notes mature on March 15, 2012. Simultaneously with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the LIBOR base rate at 4.97% through maturity in 2012. Prior to the spread increase in both 2009 and 2010, the fixed interest rate will be 9.47% for a period of two years ending March 15, 2009.

The swap agreement has been designated as a cash flow hedge against the variability of future interest payments for accounting purposes. Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge is initially reported as a component of other comprehensive income in the Company’s Condensed Consolidated Statement of Stockholders’ Equity. Holdings documents its risk management strategy and hedge effectiveness at the inception of the hedge and over the term of each hedging relationship. The remaining gain or loss, if any, is recognized currently in earnings. Amounts recorded as accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings.

During the quarter ended March 31, 2007, the Company recognized an unrealized loss of $0.6 million, net of tax, as other comprehensive income (loss) in the Condensed Consolidated Statement of Stockholders’ Equity. This loss will be reclassified and recognized into pretax income as the interest expense on the notes is recognized.

Holdings may redeem some or all of the Notes prior to September 15, 2007 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium based on the present value of the notes at the time of the redemption. Holdings may redeem all or any of the Notes on or after September 15, 2007 at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

Redemption period	Price
On or after September 15, 2007 and prior to September 15, 2008	100.0%
On or after September 15, 2008 and prior to September 15, 2009	102.0%
On or after September 15, 2009 and prior to September 15, 2010	101.0%
On or after September 15, 2010	100.0%

Holdings issued the Notes pursuant to an Indenture dated March 13, 2007 between Holdings and a Trustee. Among other provisions, the Indenture contains certain covenants that limit the ability of Holdings and certain restricted subsidiaries, including US Oncology, to incur additional debt, pay dividends on, redeem or repurchase capital stock, issue capital stock of restricted subsidiaries, make certain investments, enter into certain types of transactions with affiliates, engage in unrelated businesses, create liens securing the debt of Holdings and sell certain assets or merge with or into other companies.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. During the quarter ended March 31, 2007, US Oncology paid dividends of $13.9 million to Holdings to finance the semi-annual interest payment due March 15, 2007 on the $250.0 million senior floating rate notes and certain costs related to the issuance of the senior floating rate PIK toggle notes. US Oncology will continue to fund the future semi-annual interest payments on the $425.0 million senior floating rate PIK toggle notes. The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes, unless other sources of funding are available. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily receipt of equity offering proceeds, and reduced principally by cumulative dividends paid to Holdings, among other transactions. Amounts available under this restricted payments provision were $30.9 million as of March 31, 2007.

NOTE 6 – Stock-Based Compensation

The following disclosures relate to stock incentive plans involving shares of Holdings common stock or options to purchase Holdings common stock. Activity related to Holdings’ stock-based compensation is included in the financial statements of US Oncology, as the participants in such plans are employees of US Oncology.

For all awards issued or modified after the adoption of SFAS 123R, Share-Based Payments (“SFAS 123R”), by the Company effective January 1, 2006, compensation expense is recognized in the Company’s financial statements over the requisite service period, net of estimated forfeitures, and based on the fair value as of the grant date.

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. The Equity Incentive Plan provides for grants of up to 22,290,371 shares of restricted common stock and 4,933,595 options to purchase Holdings common stock. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds. Based on the individual vesting criteria for each award, the Company recorded compensation expense of approximately $0.3 million and $0.5 million, respectively, for the three months ended March 31, 2007 and 2006 related to awards made under the Equity Incentive Plan.

At March 31, 2007, 21,574,000 shares of restricted stock, net of forfeitures, had been granted and 716,371 shares were available for future awards. During the three months ended March 31, 2007, the Company granted awards of 150,000 restricted shares with an aggregate fair value of approximately $0.4 million which will vest over a five year period from the date of grant. No shares of restricted stock were granted during the three months ended March 31, 2006. During the three months ended March 31, 2007, no restricted shares were forfeited by holders.

Compensation expense related to outstanding restricted share awards is estimated to be $0.9 million, $0.6 million, $0.4 million, $0.2 million and $0.1 million for the fiscal years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively. Deferred compensation related to these awards becomes fully amortized during the year ending December 31, 2012.

The following summarizes activity for options awarded under the Equity Incentive Plan for the three months ended March 31, 2007:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, December 31, 2006	3,581,500	$1.25
Granted	287,500	2.72
Exercised	(472,500)	1.10
Forfeited	(310,000)	1.50

Options outstanding, March 31, 2007	3,086,500	$1.39	8.5 years

Options exercisable, March 31, 2007	1,016,750	$1.06	7.7 years

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

At March 31, 2007, 3,086,500 options to purchase Holdings common stock were outstanding and 1,144,095 options were available for future awards. Holdings granted 287,500 and 187,500 options to purchase common shares during the three months ended March 31, 2007 and 2006, respectively. The fair value of options awarded during the quarter ended March 31, 2007 was estimated at $0.89 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.46%; expected life of five years; expected volatility of 26.9% based on an index of peer companies; and expected dividend yield of zero. Compensation expense related to options granted during the three months ended March 31, 2007 and 2006 has been recorded based on the fair value as of the grant date and vesting provisions. Compensation expense incurred during the three months ended March 31, 2007 and 2006 for these awards was not material.

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option, annually, to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option, annually, to purchase 1,000 shares of common stock for each board committee on which such director served. As of March 31, 2007, options to purchase 99,000 shares of common stock have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant. During the three months ended March 31, 2007, no options issued under the Director Stock Option Plan were exercised.

Holdings 2004 Long-Term Cash Incentive Plan

In addition to stock incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Under the Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, awards granted to participants provide for cash payments upon (i) a qualified initial public offering or change in control or (ii) dividends on or redemptions of preferred stock. Cash payments are payable to participants based upon certain performance objectives as set forth in the terms, conditions and other provisions of the awards under the Cash Incentive Plan. No triggering events have occurred since March 31, 2005 under the Cash Incentive Plan.

If any of the payment triggering events described in the Cash Incentive Plan occur in the future, the Company may incur an additional obligation (and compensation expense) as a result of such event or events. As of March 31, 2007, no amounts were available for payment under the Cash Incentive Plan. The amount of this obligation may increase or decrease based upon future performance of the Company.

NOTE 7 – Segment Financial Information

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

Balance sheet information by reportable segment is not reported, since the Company does not produce such information internally.

The tables below present segment results for the three months ended March 31, 2007 and 2006 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

	Three Months Ended March 31, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$385,355	$—	$524,804	$—	$—	$(428,544)	$481,615
Service revenues	136,553	84,296	16,577	13,000	—	—	250,426

Total revenues	521,908	84,296	541,381	13,000	—	(428,544)	732,041
Operating expenses	(497,071)	(54,778)	(518,974)	(12,527)	(20,237)	428,544	(675,043)
Impairment and restructuring charges	—	(3,070)	—	—	(4,325)	—	(7,395)
Depreciation and amortization	—	(9,529)	(1,352)	(199)	(10,013)	—	(21,093)

Income (loss) from operations	$24,837	$16,919	$21,055	$274	$(34,575)	$—	$28,510

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(41)	$—	$(41)

Income (loss) from operations	$24,837	$16,919	$21,055	$274	$(34,616)	$—	$28,469

Goodwill	$409,322	$191,615	$156,933	$—	$—	$—	$757,870

	Three Months Ended March 31, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$386,998	$—	$470,767	$—	$—	$(400,024)	$457,741
Service revenues	141,336	79,006	11,066	12,594	—	—	244,002

Total revenues	528,334	79,006	481,833	12,594	—	(400,024)	701,743
Operating expenses	(496,520)	(50,488)	(461,353)	(13,457)	(18,953)	400,024	(640,747)
Depreciation and amortization	—	(9,391)	(61)	—	(10,382)	—	(19,834)

Income (loss) from operations	$31,814	$19,127	$20,419	$(863)	$(29,335)	$—	$41,162

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(126)	$—	$(126)

Income (loss) from operations	$31,814	$19,127	$20,419	$(863)	$(29,461)	$—	$41,036

Goodwill	$409,322	$177,898	$129,512	$—	$—	$—	$716,732

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment). The distribution center began operations on a limited basis, in September of 2005.

NOTE 8 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of March 31, 2007, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending March 31,
	2008	2009	2010	2011	2012	Thereafter
Payments due	$71,487	$62,993	$53,958	$44,350	$34,622	$166,290

Insurance

The Company and its affiliated practices maintain insurance with respect to medical malpractice and various liability risks on a claims-made basis, in amounts believed to be customary and adequate. The Company is not aware of any outstanding claims or unasserted claims that are likely to be asserted against it or its affiliated practices, which would have a material impact on its financial position or results of operations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

The Company maintains other traditional insurance coverages on either a fully insured or high deductible basis, using loss funds for any estimated losses within the retained deductibles.

The provision of medical services by the Company’s affiliated practices entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to patients. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. In addition, because of licensing requirements and affiliated practices’ participation in governmental healthcare programs, the Company and affiliated practices are, from time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although the Company and its affiliated practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against it or one of the affiliated practices, in excess of insurance coverage, could have a material adverse effect on the Company.

Guarantees

Beginning January 1, 1997, the Company guaranteed that amounts retained by the Company’s affiliated practice in Minnesota will amount to a minimum of $5.2 million annually under the terms of the related service agreement, provided that certain targets are met. The Company has not been required to make any payments associated with this guarantee.

Effective January 1, 2007, the Company offered a guarantee to one of its affiliated practices that amounts retained by that practice will amount to a minimum of $3.5 million through March 31, 2008. The Company honored this offer to date, but continuing the guarantee is subject to reaching a definitive agreement with the practice. Additionally, beginning January 1, 2007, the Company guaranteed that a second practice would receive no less than $2.0 million for the year ending December 31, 2007. Amounts paid under these guarantees amounted to $1.2 million for the quarter ended March 31, 2007.

The Company periodically provides guarantees up to predetermined amounts for amounts owed by practices under OPS agreements to certain pharmaceutical suppliers for products purchased by affiliated practices. At March 31, 2007, there were no outstanding balances between affiliated practices and pharmaceutical suppliers to be guaranteed.

U.S. Department of Justice Subpoena

During the fourth quarter of 2005, the Company received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about the Company and its business, generally in relation to the Company’s contracts and relationships with pharmaceutical manufacturers. The Company is in the process of responding to the subpoena and has cooperated fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. The Company cannot, however, provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with the law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. The Company has devoted significant resources to responding to the DOJ subpoena and anticipates that such resources may be required on an ongoing basis to fully respond to the subpoena.

The Company has also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of AWP and alleged inappropriate marketing practices with respect to AWP.

Qui Tam Lawsuits

From time to time, the Company has become aware that the Company and certain of its subsidiaries and affiliated practices have been the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits). Because qui tam actions are filed under seal, it is possible that the Company is the subject of other qui tam actions of which it is unaware.

Specifically, during March, 2007, the Company became aware that it and one of its affiliated practices are the subject of allegations that the practice may have engaged in activities that violate the Federal False Claims Act. These allegations are contained in a qui tam complaint. The details of this suit are not publicly available or disclosable at the current time since qui

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

tam complaints are filed on a confidential basis with a United States federal court. The DOJ is in the early stages of its investigation, and as such, has not made a decision on the merits of the whistle-blower’s claim. The Company intends to continue to investigate and vigorously defend itself against any and all such claims, and the Company continues to believe that it conducts its operations in compliance with law. Based upon its present understanding of the nature and scope of the claim and investigation, the Company does not expect this claim to have a material adverse effect on its operations or financial condition.

In previous qui tam suits which the Company has been made aware of, the DOJ has declined to intervene in such suits and the suits have been dismissed. Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The DOJ is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to alleged actions of the Company and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by the Company, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between the Company and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against the Company, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on the Company, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

Breach of Contract Claims

The Company and its network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, the Company is involved from time to time in disputes with, and claims by, its affiliated practices against the Company.

Specifically, the Company is involved in litigation with a 35 physician practice in Oklahoma that was affiliated under the net revenue model until April, 2006. While the Company was still affiliated with the practice, the Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that the service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that the Company is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April, 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. Because of the need for extra proceedings, the Company believes that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to the Company. In any event, as with any complex litigation, the Company anticipates that this dispute may take several years to resolve.

During the first quarter of 2006, the practice represented 4.6% of the Company’s consolidated revenue. In October, 2006, the Company sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or its management service agreement with this practice due to the ongoing dispute that existed at that time. As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At March 31, 2007, the total owed to the Company for those receivables of $22.5 million is reflected on its balance sheet as other assets. Currently, certain amounts are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, certain amounts are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. Based on financial information available to the Company, management currently expects that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded as other assets at March 31, 2007. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and the Company cannot provide assurance as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. The Company expects to incur expenses in connection with its litigation with the practice.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

Certificate of Need Regulatory Action

During the third quarter of 2006, one of the Company’s affiliated practices in North Carolina lost (through state regulatory action) the ability, currently, to provide radiation services at its cancer center in Asheville. The practice continues to provide medical oncology services, but is not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice is appealing the regulatory action and is exploring other strategic alternatives with respect to radiation oncology and the cancer center space.

Beginning in March, 2007 the Company began experiencing delays with third parties, in pursuing the strategic alternatives to the regulatory appeal, referred to above. These delays led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, impairment testing was performed as of March 31, 2007 and the Company recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment. (These charges are a component of the impairment losses disclosed in Note 4.)

At March 31, 2007, our Consolidated Balance Sheet included net assets in the amount of $2.2 million related to this practice, which includes primarily working capital in the amount of $1.4 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, was not previously recorded on the Company’s balance sheet. At March 31, 2007, the lease had a remaining term of 20 years and the net present value of minimum future lease payments is approximately $7.1 million. A termination obligation for this lease has not been accrued as the Company has not exhausted its strategic alternatives or legal appeals that may provide an ability to resume radiation therapy services at this location. Management will continue to monitor this matter.

Summary

The Company believes the allegations in suits against it are customary for the size and scope of the Company’s operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on the Company.

Assessing the Company’s financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

NOTE 9 – Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to the Company’s business and financial statements. The Company cannot assure you that future changes in accounting rules would not require it to make retrospective application to its financial statements.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Upon adoption of FIN 48, effective January 1, 2007, the Company had no adjustment for unrecognized income tax benefits. As of the effective date, January 1, 2007, and as of March 31, 2007, the Company had unrecognized tax benefits amounting to $2.5 million recorded. The Company recognizes any interest and penalties related to unrecognized tax benefits as income tax expense.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure a number of financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning January 1, 2008. We have not yet determined the impact, if any, from the adoption of SFAS 159.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

NOTE 10 – Financial Information for Subsidiary Guarantors and Non-Subsidiary Guarantors

The 9% Senior Secured Notes (the “Senior Notes”) and 10.75% Senior Subordinated Notes (the “Senior Subordinated Notes”) issued by US Oncology, Inc. are guaranteed fully and unconditionally, and on a joint and several basis, by all of US Oncology’s wholly-owned subsidiaries. Certain of US Oncology’s subsidiaries, primarily joint ventures, do not guarantee the Senior Notes and the Senior Subordinated Notes.

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the three months ended March 31, 2007 and 2006. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of March 31, 2007, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, MDH-USO Management Company, L.P., Oregon Cancer Center, Ltd., and Metropolitan Integrated Cancer Care, L.L.C.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of March 31, 2007

(unaudited, in thousands, except share information)

	US Oncology, Inc.
	(Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated

ASSETS
Current assets:
Cash and equivalents	$—	$92,802	$—	$—		$92,802
Accounts receivable	—	337,106	13,961	—		351,067
Other receivables	—	111,482	—	—		111,482
Prepaid expenses and other current assets	3,682	25,639	—	—		29,321
Inventories	—	87,299	—	—		87,299
Deferred income taxes	4,365	—	—	—		4,365
Due from affiliates	795,538	—	—	(751,263	) (a)	44,275
Investment in subsidiaries	585,191	—	(587)	(584,604	) (b)	—

Total current assets	1,388,776	654,328	13,374	(1,335,867)		720,611
Property and equipment, net	—	351,190	39,120	—		390,310
Service agreements, net	—	226,455	5,456	—		231,911
Goodwill	—	752,277	5,593	—		757,870
Other assets	35,071	31,279	1,530	—		67,880

	$1,423,847	$2,015,529	$65,073	$(1,335,867)		$2,168,582

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,837	$155	$709	$—		$10,701
Accounts payable	—	224,376	747	—		225,123
Intercompany accounts	(249,114)	251,752	(2,638)	—		—
Due to affiliates	6,994	902,036	14,462	(751,263	) (a)	172,229
Accrued compensation cost	—	25,870	403	—		26,273
Accrued interest payable	10,212	—	—	—		10,212
Deferred income taxes	—	—	—	—		—
Other accrued liabilities	132	30,504	(629)	—		30,007

Total current liabilities	(221,939)	1,434,693	13,054	(751,263)		474,545
Deferred revenue	—	7,983	—	—		7,983
Deferred income taxes	29,971	—	—	—		29,971
Long-term indebtedness	1,046,125	2,323	16,463	—		1,064,911
Other long-term liabilities	—	3,532	4,093	—		7,625

Total liabilities	854,157	1,448,531	33,610	(751,263)		1,585,035

Commitments and contingencies
Minority interests	—	—	13,857	—		13,857
Stockholder’s equity
Common stock, $0.01 par value, 100 shares
authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	569,689	—	—	—		569,689
Retained earnings	—	—	—	—		—
Subsidiary equity	—	566,998	17,606	(584,604	) (b)	—

Total stockholder’s equity	569,690	566,998	17,606	(584,604)		569,690

	$1,423,847	$2,015,529	$65,073	$(1,335,867)		$2,168,582

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2006

(unaudited, in thousands, except share information)

	US Oncology, Inc.
	(Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated

ASSETS
Current assets:
Cash and equivalents	$—	$281,766	$—	$—		$281,766
Accounts receivable	—	328,661	12,645	—		341,306
Other receivables	—	105,544	—	—		105,544
Prepaid expenses and other current assets	8	21,131	—	—		21,139
Inventories	—	78,381	—	—		78,381
Deferred income taxes	4,268	—	—	—		4,268
Due from affiliates	1,053,079	—	—	(985,287	) (a)	67,792
Investment in subsidiaries	562,402	—	(587)	(561,815	) (b)	—

Total current assets	1,619,757	815,483	12,058	(1,547,102)		900,196
Property and equipment, net	—	353,408	39,910	—		393,318
Service agreements, net	—	234,498	5,602	—		240,100
Goodwill	—	752,277	5,593	—		757,870
Other assets	36,597	30,371	1,530	—		68,498

	$1,656,354	$2,186,037	$64,693	$(1,547,102)		$2,359,982

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,564	$152	$681	$—		$9,397
Accounts payable	—	197,767	929	—		198,696
Dividend payable	40,609	—	—	—		40,609
Intercompany accounts	(249,114)	251,752	(2,638)	—		—
Due to affiliates	156,833	1,116,112	15,858	(985,287	) (a)	303,516
Accrued compensation cost	—	26,314	540	—		26,854
Accrued interest payable	24,111	—	—	—		24,111
Income taxes payable	10,426	—	—	—		10,426
Other accrued liabilities	249	33,068	(752)	—		32,565

Total current liabilities	(8,322)	1,625,165	14,618	(985,287)		646,174
Deferred revenue	—	8,337	—	—		8,337
Deferred income taxes	32,886	—	—	—		32,886
Long-term indebtedness	1,051,049	2,657	15,958	—		1,069,664
Other long-term liabilities	—	3,894	4,138	—		8,032

Total liabilities	1,075,613	1,640,053	34,714	(985,287)		1,765,093

Commitments and contingencies
Minority interests	—	—	14,148	—		14,148
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	580,740	—	—	—		580,740
Retained earnings	—	—	—	—		—
Subsidiary equity	—	545,984	15,831	(561,815	)(b)	—

Total stockholder’s equity	580,741	545,984	15,831	(561,815)		580,741

	$1,656,354	$2,186,037	$64,693	$(1,547,102)		$2,359,982

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated

Product revenue	$—	$470,390	$11,225	$—		$481,615
Service revenue	—	242,134	8,292	—		250,426

Total revenue	—	712,524	19,517	—		732,041
Cost of products	—	453,835	10,830	—		464,665
Cost of services:
Operating compensation and benefits	—	113,265	4,084	—		117,349
Other operating costs	—	71,648	1,146	—		72,794
Depreciation and amortization	—	16,760	969	—		17,729

Total cost of services	—	201,673	6,199	—		207,872
Total cost of products and services	—	655,508	17,029	—		672,537
General and administrative expense	88	20,147	—	—		20,235
Impairment and restructuring charges	—	7,395	—	—		7,395
Depreciation and amortization	—	3,364	—	—		3,364

	88	686,414	17,029	—		703,531

Income (loss) from operations	(88)	26,110	2,488	—		28,510
Other income (expense)
Interest expense, net	(24,080)	573	(300)	—		(23,807)
Intercompany interest	6,042	(6,042)	—	—		—
Minority interests	—	—	(722)	—		(722)

Income (loss) before income taxes	(18,126)	20,641	1,466	—		3,981
Income tax provision	(1,931)	—	—	—		(1,931)
Equity in subsidiaries	22,107	—	—	(22,107	) (a)	—

Net income	$2,050	$20,641	$1,466	$(22,107)		$2,050

(a)	Elimination of investment in subsidiaries

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated

Product revenue	$—	$445,575	$12,166	$—		$457,741
Service revenue	—	236,594	7,408	—		244,002

Total revenue	—	682,169	19,574	—		701,743
Cost of products	—	430,714	7,599	—		438,313
Cost of services:
Operating compensation and benefits	—	112,743	3,939	—		116,682
Other operating costs	—	61,581	5,219	—		66,800
Depreciation and amortization	—	15,083	951	—		16,034

Total cost of services	—	189,407	10,109	—		199,516
Total cost of products and services	—	620,121	17,708	—		637,829
General and administrative expense	94	18,858	—	—		18,952
Depreciation and amortization	—	3,800	—	—		3,800

	94	642,779	17,708	—		660,581
Income (loss) from operations	(94)	39,390	1,866	—		41,162
Other income (expense)
Interest expense, net	(22,025)	763	(232)	—		(21,494)
Intercompany interest	6,715	(6,715)	—	—		—
Minority interests	—	—	(525)	—		(525)

Income (loss) before income taxes	(15,404)	33,438	1,109	—		19,143
Income tax provision	(7,657)	—	—	—		(7,657)
Equity in subsidiaries	34,547	—	—	(34,547	) (a)	—

Net income	$11,486	$33,438	$1,109	$(34,547)		$11,486

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$208,074	$(172,324)	$575	$36,325

Cash flows from investing activities:
Acquisition of property and equipment	—	(17,359)	(68)	(17,427)
Net proceeds from sale of assets	—	750	—	750

Net cash used in investing activities	—	(16,609)	(68)	(16,677)

Cash flows from financing activities:
Proceeds from other indebtedness	—	—	665	665
Repayment of term loan	(3,791)	—	—	(3,791)
Repayment of other indebtedness	(160)	(31)	(178)	(369)
Debt financing costs	(153)	—	—	(153)
Repayment of advance to parent	(150,000)	—	—	(150,000)
Distributions to minority interests	—	—	(994)	(994)
Net distributions to parent	(54,501)	—	—	(54,501)
Contributions of proceeds from exercise of
stock options	531	—	—	531

Net cash provided by (used in) financing activities	(208,074)	(31)	(507)	(208,612)

Decrease in cash and cash equivalents	—	(188,964)	—	(188,964)
Cash and cash equivalents:
Beginning of period	—	281,766	—	281,766

End of period	$—	$92,802	$—	$92,802

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007 - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(5,151)	$(113,247)	$2,102	$(116,296)

Cash flows from investing activities:
Acquisition of property and equipment	—	(9,631)	(2,137)	(11,768)
Net payments in affiliation transactions	—	(2,958)	(323)	(3,281)

Net cash used in investing activities	—	(12,589)	(2,460)	(15,049)

Cash flows from financing activities:
Net borrowings under revolving facility	20,000	—	—	20,000
Net distributions to parent	(11,916)	—	—	(11,916)
Repayment of term loan	(1,000)	—	—	(1,000)
Repayment of other indebtedness	(1,951)	—	(125)	(2,076)
Contributions from minority interests	—	—	482	482
Proceeds from exercise of options	18	—	—	18

Net cash provided by (used in) financing activities	5,151	—	357	5,508

Decrease in cash and cash equivalents	—	(125,836)	(1)	(125,837)
Cash and cash equivalents:
Beginning of period	—	125,836	1	125,837

End of period	$—	$—	$—	$—

(a)	Elimination of intercompany balances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2007, and subsequent filings.

General

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.” US Oncology, headquartered in Houston, Texas, is one of the nation’s largest cancer treatment and research networks. As of March 31, 2007, our network included:

•	1,077 affiliated physicians

•	433 sites of service

•	79 comprehensive cancer centers and 11 facilities providing radiation therapy only

•	A clinical trial program currently managing 66 active clinical trials

•	A pharmaceutical distribution business currently distributing $1.8 billion annually in oncology pharmaceuticals from its 75,000 square foot distribution facility

Throughout our network, we aim to enhance efficiency and lower cost structures at our affiliated practices, while enabling them to continue to deliver quality patient care. The services we provide are designed to increase patient access and advance the delivery of high-quality, community-based cancer care by enabling physicians to provide cancer patients with a full continuum of care, including professional medical services, chemotherapy infusion, radiation oncology, diagnostic services, access to clinical trials, patient education and other services, often in a single location.

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

We provide practice management services primarily under comprehensive services agreements in both our medical oncology and cancer center services segments. Financial results relating to these services are reflected in the appropriate segment. Under comprehensive service agreements with affiliated practices, we provide services designed to encompass all of the non-clinical aspects of practice management. To a lesser extent, we contract with practices solely for the purchase and management of specialty oncology pharmaceuticals under our oncology pharmaceutical services (“OPS”) model, which does not encompass all of our other services. OPS revenues are included in our pharmaceutical services segment. A more complete description of the services we provide to network practices is included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on February 27, 2007.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

•

Pharmaceutical Distribution services. Through our distribution center in Fort Worth, Texas, we supply over 90% of pharmaceuticals (in dollar terms) administered by our network of affiliated practices. We believe our own distribution operation gives us an opportunity to enhance efficiency within our network, and affords us the opportunity to ensure the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient.

•

Information, Marketing and Analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product-related services.

•

Reimbursement Support services. In July, 2006, we acquired AccessMed, a provider of reimbursement hotline and patient assistance programs and is located in Overland Park, Kansas, in a stock acquisition for net cash consideration of $31.4 million. The acquisition expands our services offered to pharmaceutical manufacturers and also allows us to centralize the appeals and patient financial assistance processes for affiliated practices.

•

Oral Oncology Specialty Pharmacy services. We launched our oral oncology specialty pharmacy and mail order business at our Fort Worth facility on August 1, 2006. This new capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing power to reduce costs. The mail order service is an offering that is also available to patients outside of our affiliated network practices. In addition to providing patients with pharmaceuticals, we provide patient counseling services that are directed toward appropriate use of medications, monitoring of side effects and complications and reimbursement issues.

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2007 is to:

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

•

Initiate Comprehensive Cancer Care Management (“C3M”) program. During 2007, in parallel with the PQE initiative referenced above, the Company will initiate a program designed to provide a comprehensive array of patient support services to improve the quality of the patient experience during treatment and to provide direct patient support facilitating the patient’s transition to long-term survivorship or end-of-life care. Our specialty pharmacy business also enables us to integrate oral pharmaceuticals into our management of the overall continuum of care for patients.

•

Continue support to pharmaceutical manufacturers and payers. Through its Market Focus division, the Company provides a wide array of sophisticated clinical data management services, market research, marketing and related services for pharmaceutical manufacturers and payers.

Our distribution center provides a platform to further expand our services related to oncology pharmaceuticals such as the launch of our oral oncology specialty pharmacy and mail order business, which allows us to respond to market needs and provide additional value including patient compliance programs and medication therapy management solutions.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Another key and ongoing initiative is expanding our network. We plan to grow in three ways. First, we seek to enter into comprehensive service agreements with practices in new markets and expand those where we already have a regional presence. By seeking new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. Second, we intend to grow our OPS network of physicians by continuing to offer and develop our OPS relationships. Third, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with other established practices. On a local level, this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

Economic Models

Our comprehensive service agreements are long-term agreements (generally with initial terms of 25 to 40 years), which cannot be terminated unilaterally without cause. Physicians at practices managed under comprehensive service agreements are required to enter into employment or non-competition agreements with the practice. We may pay consideration to physicians in physician groups in exchange for the groups selling us operating assets and entering into such long-term contracts or joining an already affiliated group. Historically, we also have assisted affiliated groups expand by recruiting individual physicians without buying assets or paying consideration for service agreements. We intend to continue to expand our business, both by affiliating with new groups and recruiting new physicians.

Under substantially all of our comprehensive service agreements, we are compensated on the “earnings model”. Under this model, we are reimbursed for all expenses we incur in connection with managing a practice, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments. Of our comprehensive services revenue for the quarter ended March 31, 2007, less than one percent was derived from comprehensive service agreements under the net revenue model, in which our fee consists of a fixed amount, plus a percentage of net revenues, plus, if certain performance criteria are met, a performance fee. In some states, our agreements provide for a fixed management fee.

Forward-Looking Statements and Risk Factors

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) any statements contained herein regarding the prospects for any of our businesses or services and our development activities relating to physician affiliations, cancer centers and Positron Emission Tomography (“PET”) installations; (iii) any statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans” or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

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

Additional risks and uncertainties relating to our operations include Medicare reimbursement for prescription drugs used by affiliated practices, including continued implementation of the Medicare Modernization Act of 2003 (“MMA”), calculation of average sales price, implementation of third-party vendor programs and other matters, impact of ASP-based reimbursement on other aspects of our business (such as private payer reimbursement, our ability to obtain favorable pharmaceutical pricing, the ability of practices to continue offering chemotherapy services to Medicare patients or maintaining existing practice sites, physician response to the legislation, including with respect to retirement or choice of practice setting, development activities, and the possibility of additional impairments of assets, including management services agreements), concentration of pharmaceutical purchases and favorable pricing among a limited number of vendors, reimbursement for pharmaceutical products generally, our ability to maintain good relationships with existing practices, our ability to successfully implement our strategic initiatives, (such as expansion of the array of services offered to pharmaceutical manufacturers, implementation of our iKnowMed medical record system, expansion into new markets and development of existing markets), our ability to continue to comply with restrictive covenants in our debt agreements, our ability to fund our operations through operating cash flow or utilization of our existing credit facility or our ability to obtain additional financing on acceptable terms, our ability to complete cancer centers and PET facilities currently in development, our ability to recover the costs of our investments in

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

cancer centers, our ability to complete negotiations and enter into agreements with practices currently negotiating with us, reimbursement for health-care services including physician-office imaging services, continued efforts by payers to lower their costs, government regulation and enforcement, continued relationships with pharmaceutical companies and other vendors, changes in cancer therapy or the manner in which care is delivered, drug utilization, increases in the cost of providing cancer treatment services and the operations of the company’s affiliated physician practices.

The reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting by retiring from the practice of medicine, moving to a hospital setting, or beginning in 2006, choosing to obtain drugs through the Competitive Acquisition Program (“CAP”) or other similar non-government payer program. Any such changes in our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. We believe that the increasing national budget deficit, aging population and newly enacted prescription drug benefit will mean that pressure to reduce healthcare costs, drug costs in particular, will continue to intensify.

Please refer to our filings with the SEC, including our Annual Report on Form 10-K, filed with the SEC on February 27, 2007, and subsequent filings, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) pays oncologists the average sales price (“ASP”) for drugs plus 6%. ASP-based reimbursement is adjusted quarterly, and as a result of these quarterly adjustments, the Company experienced an increase of approximately 1.2% in Medicare reimbursement during the quarter ended March 31, 2007, over 2006 levels.

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

During the first quarter, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about erythropoiesis-stimulating agents (“ESAs”), widely-used drugs for the treatment of anemia. ESAs have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy who are treated with ESAs. Partly in response to such warnings, certain Medicare intermediaries have ceased reimbursement for ESAs administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESAs in other circumstances. As a result of the studies, we estimate lower utilization of these drugs to reduce pretax income for fiscal year 2007 by approximately $8 million to $10 million. CMS is currently developing standard national usage and reimbursement policies for ESAs which are expected to be issued in December, 2007. We remain engaged in that process and expect further clarity to result. In addition, the Company expects continued payer scrutiny of the side effects of supportive care products and other drugs that represent significant costs to payers. In its evidence-based medicine initiative, our network also continually reviews emerging scientific information to develop clinical pathways for use in oncology and we remain engaged with payers in determining optimal usage for pharmaceuticals.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Medicare Demonstration Project

During 2006, the Company received payments from Medicare for certain data relating to quality of care for cancer patients (“the Medicare Demonstration Project”). Reimbursement under the Medicare Demonstration Project contributed $0.6 million to pretax income in the first quarter of 2006. The Oncology Medicare Demonstration Project expired as of December 31, 2006, and the reduced reimbursement will negatively impact 2007 fiscal year pretax income by an estimated $2.6 million based on results for the year ended December 31, 2006. This impact could be offset by the current CMS evaluation of a new Medicare Demonstration Project also known as a Physician Voluntary Reporting Program (“PVRP”) beginning July 1, 2007, however the specifics for oncology are unknown at this time.

Competitive Acquisition Program

CMS was required to implement the Competitive Acquisition Program (“CAP”) in 2006, whereby physician practices could elect to have an external supplier both provide the drugs and biologicals administered in the physician’s office to the patient and bill and collect from Medicare. One approved vendor chose to participate in the program and the program was effective for physician practices on August 1, 2006. CMS and the U.S. Congress are monitoring the effectiveness and viability of the program based on the number of physicians who contracted with this vendor. No US Oncology affiliated practice has elected to participate in this program.

Reimbursement for Physician Services

On November 1, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology. The Work RVU changes were implemented in full beginning January 1, 2007, while the PE Methodology changes will be phased in over a four-year period (2007 to 2010). Significant Final Rule changes included i) increases to evaluation and management reimbursement, ii) adoption of a “bottom-up” payment methodology for calculating direct practice costs, iii) modifications to the methodology used to calculate indirect practice costs, and iv) substitution of the “non-physician work pool” (which is currently used to calculate practice expense RVUs for services without physician involvement, such as radiation oncology treatment planning), with reimbursement using the standard methodology.

For 2007, we estimate that the Final Rule will result in a 1.8% increase in Medicare non-drug reimbursement, (or approximately $2.0 million of pretax income), based on our affiliated physicians’ practice patterns for 2006. This is comprised of a 2.3% increase in radiation oncology reimbursement and a 1.8% increase in non-drug medical oncology reimbursement. During the quarter ended March 31, 2007, the rule increased pretax income by $0.7 million over the comparable 2006 Medicare non-drug reimbursement. When fully implemented in 2010, we would expect a 4.1% increase in Medicare reimbursement for all non-drug services, compared to 2006, comprised of a 13% increase in radiation oncology reimbursement and a 0.1% decrease in non-drug medical oncology reimbursement. Some managed care contracts linked to Medicare reimbursement would also increase ratably.

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service (RVUs). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. The Tax Relief and Health Care Act of 2006 provided for suspension of a 5% decrease in reimbursement (through the conversion factor update) which would otherwise have been effective as of January 1, 2007. The physician fee schedule update for 2008 will again be set under the statutory formula and is estimated to result in a decrease of 9.9% as of January 1, 2008. If Congress does not revise the conversion factor between now and December 31, 2007, Medicare reimbursement for physician services would decrease by 9.9%, effective January 1, 2008, which, if applied to annualized reimbursement for the quarter ended March 31, 2007, would negatively impact 2008 pretax income by an estimated $11 million. Also, there is likelihood that if Congress does not revise the conversion factor, reimbursement for some managed care contracts linked to Medicare reimbursement would decrease ratably.

Imaging Reimbursement

On February 1, 2006 Congress passed, and on February 8, 2006 the President signed into law, the Deficit Reduction Act (“DRA”) which contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services has been capped at the Hospital Outpatient Prospective Payment System

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

(“HOPPS”) rates. Since Congress did not include a provision in the Tax Relief and Healthcare Act of 2006 to revise the DRA Imaging provision, Medicare reimbursement, effective January 1, 2007, is limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the first quarter of 2007, the reduced reimbursement for these imaging services reduced pretax income by approximately $2 million compared to the first quarter of 2006. By applying 2007 reimbursement levels to services provided in the first quarter of 2007, pre-tax income would be expected to decrease by an estimated $ 8-10 million for the year.

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

Summary

The Deficit Reduction Act (“DRA”) imaging reimbursement reductions are effective January 1, 2007, and the Company estimates a decrease in pretax income of $8 to $10 million for 2007, based on the level of diagnostic services provided in the first quarter of 2007. The Medicare Oncology Demonstration Project expired as of December 31, 2006, and pretax income for 2007, as a result, is estimated to decrease by $2.6 million. These decreases are offset, in part, by increases in reimbursement of approximately 1.8% in overall non-drug reimbursement (or $2.0 million of pretax income) relating to Work RVU and PE Methodology changes, referred to previously. If Congress does not revise the formula-driven conversion factor between now and December 31, 2007, the Company estimates a decrease in pretax income of $11 million for 2008, applying the conversion factor to annualized results for the quarter ended March 31, 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, intangible assets, goodwill, accrued expenses, income taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded charges to reflect revisions in our valuation of accounts receivable as a result of actual collection patterns. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers, such as the changes in Medicare reimbursement.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Refer to the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K, filed with the SEC on February 27, 2007, and subsequent filings, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy for recognition of revenue from affiliated practices, valuation of accounts receivable, stock-based compensation, impairment of long-lived assets, and volume-based pharmaceutical rebates.

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make retrospective application to our financial statements.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective January 1, 2007 for the Company, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Upon adoption of FIN 48, effective January 1, 2007, we had no adjustment for unrecognized income tax benefits. As of the effective date, January 1, 2007, and as of March 31, 2007, we had unrecognized tax benefits amounting to $2.5 million recorded. We recognize any interest and penalties related to unrecognized tax benefits as income tax expense.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning January 1, 2008. We have not yet determined the impact, if any, from the adoption of SFAS 159.

Discussion of Non-GAAP Information

In this report, the Company uses the term “EBITDA” which represents earnings before interest, taxes, depreciation and amortization (including amortization of stock-based compensation), and minority interest. EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in the Company’s GAAP-based financial statements. A reconciliation of EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows is included in this quarterly report.

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

As a non-GAAP measure, EBITDA should not be viewed as an alternative to the Company’s income from operations, as an indicator of operating performance, or the Company’s cash flow from operations as a measure of liquidity. For example, EBITDA does not reflect:

•	the Company’s significant interest expense, or the cash requirements necessary to service interest and principal payments on the Company’s indebtedness;

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

•	cash requirements for the replacement of capital assets being depreciated and amortized, which typically must be replaced in the future, even though deprecation and amortization are non-cash charges;

•	changes in, or cash equivalents available for, the Company’s working capital needs;

•	the Company’s cash expenditures, or future requirements, for other capital expenditure or contractual commitments; and

•	the fact that other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

Despite these limitations, management believes that EBITDA provides investors and analysts with a useful measure of liquidity and financial condition unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Management compensates for these limitations by relying primarily on the Company’s GAAP results and using EBITDA as supplemental information for comparative purposes and for analyzing compliance with the Company’s loan covenants.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Results of Operations

As of March 31, 2007 and 2006, respectively, we have affiliated with the following number of physicians (including those under OPS agreements), by specialty:

	March 31,
	2007	2006
Medical oncologists/hematologists	885	828
Radiation oncologists	148	140
Other oncologists	44	44

Total physicians	1,077	1,012

The following tables set forth the sources of growth in the number of physicians affiliated with the Company under both comprehensive and OPS agreements:

Comprehensive Service Agreements(1)(2)	Three Months Ended March 31,
	2007	2006
Affiliated physicians, beginning of period	879	856
Physician practice affiliations	2	6
Recruited physicians	8	5
Retiring/Other	(12)	(3)
Net conversions from OPS agreements	–	10

Affiliated physicians, end of period	877	874

Oncology Pharmaceutical Services Agreements(2)	Three Months Ended March 31,
	2007	2006
Affiliated physicians, beginning of period	188	138
Physician practice affiliations	16	12
Physician practice separations	(4)	–
Retiring/Other	–	(2)
Net conversions to comprehensive service agreements	–	(10)

Affiliated physicians, end of period	200	138

Total affiliated physicians	1,077	1,012

(1)	Operations related to comprehensive service agreements are included in the medical oncology and cancer center services segments.
(2)	Operations related to OPS agreements are included in the pharmaceutical services segment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended March 31,
	2007	2006 (2)
Cancer Centers, beginning of period	80	83
Cancer Centers closed	(1)	(1)

Cancer Centers, end of period	79	82

Radiation oncology-only facilities, end of period	11	11

Total Radiation Oncology Facilities	90	93

PET Systems (1)	34	30

(1)	Includes 16 and 10 PET/CT systems at March 31, 2007 and 2006, respectively.
(2)	Number of cancer centers and radiation oncology facilities are restated to exclude locations in which the Company or its affiliated practice participated in a joint venture with a hospital system.

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service agreements:

	Three Months Ended March 31,
Per Operating Day Statistics:	2007	2006
Medical oncology visits	9,806	10,051
Radiation treatments	2,736	2,754
IMRT treatments (included in radiation treatments)	571	456
PET scans	171	155
CT scans	707	655

Per Operating Day Same Store Statistics:
Medical oncology visits	9,806	9,552
Radiation treatments	2,617	2,638
IMRT treatments (included in radiation treatments)	494	441
PET scans	152	149
CT scans	674	590
New patients enrolled in research studies	761	646

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

	US Oncology Holdings, Inc.					US Oncology, Inc.
	Three Months Ended March 31,					Three Months Ended March 31,
	2007			2006		2007		2006
Product revenue	$481,615	65.8%		$457,741	65.2%	$481,615	65.8%	$457,741	65.2%
Service revenue	250,426	34.2		244,002	34.8	250,426	34.2	244,002	34.8

Total revenue	732,041	100.0		701,743	100.0	732,041	100.0	701,743	100.0

Cost of products	464,665	63.5		438,313	62.5	464,665	63.5	438,313	62.5
Cost of services:
Operating compensation and benefits	117,349	16.0		116,682	16.6	117,349	16.0	116,682	16.6
Other operating costs	72,794	9.9		66,800	9.5	72,794	9.9	66,800	9.5
Depreciation and amortization	17,729	2.4		16,034	2.3	17,729	2.4	16,034	2.3

Total cost of services	207,872	28.3		199,516	28.4	207,872	28.3	199,516	28.4
Total cost of products and services	672,537	91.8		637,829	90.9	672,537	91.8	637,829	90.9
General and administrative expense	20,276	2.8		19,078	2.7	20,235	2.8	18,952	2.7
Impairment and restructuring charges	7,395	1.0		—	—	7,395	1.0	—	—
Depreciation and amortization	3,364	0.5		3,800	0.5	3,364	0.5	3,800	0.5

Total costs and expenses	703,572	96.1		660,707	94.1	703,531	96.1	660,581	94.1

Income from operations	28,469	3.9		41,036	5.9	28,510	3.9	41,162	5.9
Other expense:
Interest expense, net	(31,025)	(4.2)		(27,458)	(3.8)	(23,807)	(3.3)	(21,494)	(3.1)
Minority interests	(722)	(0.1)		(525)	(0.1)	(722)	(0.1)	(525)	(0.1)
Loss on early extinguishment of debt	(12,917)	(1.8)		—	—	—	—	—	—

Income (loss) before income taxes	(16,195)	(2.2)		13,053	2.0	3,981	0.5	19,143	2.7
Income tax benefit (provision)	609	0.1		(5,482)	(0.8)	(1,931)	(0.3)	(7,657)	(1.1)

Net income (loss)	$(15,586)	(2.1	) %	$7,571	1.2%	$2,050	0.2%	$11,486	1.6%

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of incremental interest expense associated with its floating rate notes, loss on early extinguishment of debt and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs, which include interest and general and administrative expense, we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs related to Holdings.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

•

Oncology pharmaceutical services fees. Under our OPS agreements, we bill practices on a monthly basis for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we pay the pharmaceutical manufacturers and a service fee for the pharmacy-related services we provide.

•

GPO, data and other pharmaceutical service fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (“GPO”) for our affiliated practices, for acting as a drug distributor and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect, compile and analyze, as well as fees for other services we provide to pharmaceutical companies, including reimbursement support.

•

Clinical research fees. We receive fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

A portion of our revenue under our comprehensive service agreements and our OPS agreements with affiliated practices is derived from sales of pharmaceutical products and is reported as product revenues. Our remaining revenues are reported as service revenues. Physician practices that enter into comprehensive service agreements with us receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables rendered under a single contract, with a single fee. We have analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component.

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

Revenue

The following tables reflect our revenue by segment for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change
Medical oncology services	$521,908	$528,334	(1.2)%
Cancer center services	84,296	79,006	6.7
Pharmaceutical services	541,381	481,833	12.4
Research and other services	13,000	12,594	3.2
Eliminations (1)	(428,544)	(400,024)	7.1

Total revenue	$732,041	$701,743	4.3%

As a percentage of total revenue:
Medical oncology services	71.3%	75.3%
Cancer center services	11.5	11.3
Pharmaceutical services	74.0	68.7
Research and other services	1.8	1.8
Eliminations (1)	(58.6)	(57.1)

Total revenue	100.0%	100.0%

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment). The distribution center began operations, on a limited basis, in September of 2005.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Medical Oncology Services. Medical oncology services revenue for the three months ended March 31, 2007 decreased 1.2% compared to the first quarter of 2006 reflecting a reduction of the management fees paid by affiliated practices (as discussed below), financial support provided to two affiliated practices experiencing operational challenges, and the elimination of payments by Medicare to oncologists for providing certain patient care information (the “Medicare Demonstration Project”) effective January 1, 2007. These reductions were partially offset by lower drug costs resulting from the renegotiation of certain manufacturer discounts and rebates.

The involvement of affiliated practices in our medical oncology services segment is important to the success of our pharmaceutical services segment. Effective July 1, 2006, to promote continued support of initiatives in this area, we began a program to reduce management fees paid by affiliated practices based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the pharmaceutical services segment. For the first quarter of 2007 the management fee reduction amounted to $4.2 million. This program was not in effect during the first quarter of 2006 and, as such, no management fee reductions were recognized in that period.

Cancer Center Services. Cancer center services revenue increased 6.7% over the first quarter of 2006. The increase reflects a 1.4% increase in radiation treatments and diagnostic radiology procedures per day over the same period in the prior year, which were partially offset by the reduced Medicare reimbursement for diagnostic radiology services effective January 1, 2007. Revenue increased at a rate in excess of treatment volumes as a result of expanding services in advanced targeted radiation therapies, such as image guided radiation therapy (“IGRT”) and brachytherapy by network practices, which are reimbursed at higher rates than conventional radiation therapy.

Pharmaceutical Services. Pharmaceutical services revenue for the three months ended March 31, 2007 was $541.4 million, an increase of $59.6 million over the first quarter of 2006. The revenue increase is primarily due to the fact that our distribution center operations did not achieve normal operating levels until the second quarter of 2006. Also contributing to revenue growth was the addition of 62 net physicians affiliated through oncology pharmaceutical services (“OPS”) agreements since the first quarter of 2006.

Operating Costs

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

	Three Months Ended March 31,
	2007	2006	Change
Cost of products	$464,665	$438,313	6.0%
Cost of services:
Operating compensation and benefits	117,349	116,682	0.6
Other operating costs	72,794	66,800	9.0
Depreciation and amortization	17,729	16,034	10.6

Total cost of services	207,872	199,516	4.2

Total cost of products and services	$672,537	$637,829	5.4

As a percentage of revenue:
Cost of products	63.5%	62.5%
Cost of services:
Operating compensation and benefits	16.0	16.6
Other operating costs	9.9	9.5
Depreciation and amortization	2.5	2.3

Total cost of services	28.4	28.4

Total cost of products and services	91.9%	90.9%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used in our medical oncology and pharmaceutical services segments and increased 6.0% over the three month period ended March 31, 2006 reflecting revenue growth in the corresponding periods. As a percentage of revenue, cost of products was 63.5% and 62.5% in the three months ended March 31, 2007 and 2006, respectively. The increase from the prior year relates to lower management fees in the medical oncology services segment and the expiration of the Medicare Demonstration Project decreasing revenues which are unrelated to the revenue generated by pharmaceutical sales.

Cost of Services. Cost of services includes compensation and benefits of our operating-level employees and employees of our affiliated practices other than physicians. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 28.4% in both the three months ended March 31, 2007 and 2006.

Corporate Costs and Net Income (US Oncology, Inc.).

Recurring corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs also include certain items that are not attributable to routine operations. The corporate costs of US Oncology, Inc. are summarized in the table below. Incremental corporate costs of US Oncology Holdings, Inc. are addressed in a separate discussion entitled “Corporate Costs and Net Income (US Oncology Holdings, Inc.”).

	Three Months Ended March 31,
(in thousands)	2007	2006	Change
General and administrative expense	$20,235	$18,952	6.8%
Depreciation and amortization	3,364	3,800	(11.5)
Interest expense, net	23,807	21,494	10.8
Minority interests	722	525	37.5

As a percentage of revenue:

General and administrative expense	2.8%	2.7%
Depreciation and amortization	0.5	0.5
Interest expense, net	3.3	3.1
Minority interests	0.1	0.1

(1)	Not meaningful

General and Administrative. General and administrative expense was $20.2 million for the three months ended March 31, 2007 and $19.0 million for the same period in 2006. General and administrative expense in the first quarter of 2007 was higher than the comparable period in 2006 due primarily to personnel and professional costs incurred in the first quarter of 2007 in furtherance of strategic initiatives. General and administrative expense represented 2.8% and 2.7% of revenue, respectively, for the quarters ended March 31, 2007 and 2006.

Interest. Interest expense, net, increased to $23.8 million in the first quarter of 2007 from $21.5 million in the comparable period of prior year. The increases over prior year reflect additional borrowings and increasing interest rates related to our variable rate debt instruments that are based on margin paid over LIBOR.

Income Taxes. Our effective tax rate was 48.5% for the three months ended March 31, 2007 and 42.0% for the three months ended March 31, 2006. The difference between our effective and statutory tax rates is attributable primarily to the Texas margin tax (which became effective January 1, 2007) and non-deductible entertainment and public policy costs.

Net Income. Net income for the quarter ended March 31, 2007 was $2.1 million, a decrease of $9.4 million from the quarter ended March 31, 2006. The decrease was impacted by higher interest expense, unfavorable tax rates and a $12.7 million decline in pretax income from operations attributable primarily to the impairment and restructuring charges discussed under “Liquidity and Capital Resources—Earnings before Interest, Taxes, Depreciation and Amortization.”

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Three Months Ended March 31,
(in thousands)	2007	2006	Change

General and administrative expense	$41	$126	(67.5)%
Interest expense, net	7,218	5,964	21.0
Loss on early extinguishment of debt	12,917	—	—

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $41 thousand and $126 thousand during the quarter ended March 31, 2007 and 2006, respectively. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its senior floating rate notes (the “Holdings Notes”).

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to the Holdings Notes. Incremental interest expense related to these notes was approximately $7.2 million during the quarter ended March 31, 2007 and $6.0 million for the quarter ended March 31, 2006. The increase in incremental interest expense when comparing the three months ended March 31, 2007 to the same period in 2006 reflects the refinancing of the Holdings Notes in mid March, 2007 which resulted in incremental interest expense on the $175.0 million increase in borrowings. Through March, 2007, interest on the Holdings Notes has been fixed at 9.4% under the terms of a two year interest rate swap agreement resulting in a consistent amount of incremental interest expense during the term of the swap agreement. The refinanced notes (“Notes”) are under a similar interest rate swap agreement to fix the LIBOR base rate relating to the full amount of Holding’s new floating rate debt at 4.97% for five years. Prior to scheduled spread increases effective March 15, 2009, the interest rate has effectively been fixed at 9.47% for two years. The terms of the refinanced notes includes a PIK option in which we may choose to settle the semi-annual interest payments in cash, by increasing the principal balance on the notes (“PIK”), or by a combination of 50% cash and 50% principal increase. The interest payment due September 15, 2007 must be made in cash and we must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. Should we choose the PIK option, interest expense on the PIK will be at a rate equal to the cash interest rate plus 75 basis points.

Loss on Debt Extinguishment. In connection with refinancing the existing Holdings notes, we recognized a $12.9 million extinguishment loss related to payment of 2.0% call premium, interest during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

Income Taxes. Holdings effective tax rate was 3.8% for the three months ended March 31, 2007 and 42.0% for the three months ended March 31, 2006. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense, loss on extinguishment of debt and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, increase the impact that non-deductible costs have on its effective tax rate.

Net Income (Loss). Holdings’ incremental net loss for the quarters ended March 31, 2007 and 2006 was $17.6 million and $3.9 million, respectively. The difference compared with the prior year is primarily due to the loss on debt extinguishment related to the refinancing of Holdings’ Notes referred to previously.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of March 31, 2007 (in thousands).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	Holdings	US Oncology
Current assets	$735,456	$720,611
Current liabilities	472,884	474,545

Net working capital	$262,572	$246,066

Long-term indebtedness	$1,489,911	$1,064,911

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

The following table summarizes the statement of cash flows of Holdings and US Oncology for the three months ended March 31, 2007 (in thousands).

	Holdings	US Oncology
Net cash provided by (used in) operating activities	$23,730	$36,325
Net cash used in investing activities	(16,677)	(16,677)
Net cash used in financing activities	(196,018)	(208,612)

Net decrease in cash and equivalents	(188,965)	(188,964)
Cash and equivalents:
December 31,2006	281,768	281,766

March 31, 2007	$92,803	$92,802

Cash Flows from Operating Activities

During the three months ended March 31, 2007, we generated $23.7 million in cash flow from operations compared to cash used in operations of $128.2 million during the three months ended March 31, 2006 reflecting working capital investments for inventory and accounts payable made for the Company’s distribution initiative in the first quarter of 2006. During the prior year period, inventory increased by $61.3 million and accounts payable decreased by $51.7 million as the Company became the primary pharmaceutical distributor for the network.

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $12.6 million. The difference relates to dividends paid during the three months ended March 31, 2007 by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes. The dividends are considered to be financing transactions by US Oncology as they represent distributions paid to its parent company, which were ultimately used to settle operating costs of Holdings.

Cash Flows from Investing Activities

During the three months ended March 31, 2007, we used $16.7 million for investing activities. The investments consisted primarily of $17.4 million in capital expenditures, including $9.2 million relating to the development and construction of cancer centers. Capital expenditures for maintenance capital expenditures were $7.2 million.

During the three months ended March 31, 2006, we used $15.0 million for investing activities. Capital expenditures during the quarter were $11.8 million, including $7.4 million relating to the development and construction of cancer centers. Capital expenditures for our distribution initiative amounted to $1.8 million and maintenance capital expenditures were $2.6 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2007, $196.0 million was used in financing activities which primarily relates to a $425.0 million floating rate PIK toggle note offering (“the Notes”) by Holdings completed in March 2007. Proceeds from the Notes were used to repay the existing $250.0 million floating rate notes (“Holdings Notes”) and, after payment of $11.7 million in transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders. In addition, proceeds received in December 2006 from a private placement of preferred and common stock, along with cash on hand, were

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

used to pay a $190.0 million dividend in January 2007, to shareholders of record immediately prior to the offering. Cash flow used by US Oncology for financing activities also includes distributions of $13.9 million to its parent company to finance the payment of interest obligations on the Holdings Notes and dividends to the Company’s shareholders.

During the three months ended March 31, 2006, we generated $17.4 million in cash through financing activities, primarily related to $20.0 million in short-term borrowings under our revolving credit facility.

The payment of interest on the Holdings Notes and the new Notes is financed through receipt of periodic dividends from US Oncology to Holdings. During the quarter ended March 31, 2007, US Oncology paid $13.9 million to its parent for the payment of interest on the Holdings Notes and the new Notes. We estimate cash distribution required to service the new Notes will be $20.1 million for the remainder of fiscal year 2007. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, we may default on the notes, unless other sources of funding are available. Amounts available under this restricted payments provision amounted to $30.9 million as of March 31, 2007.

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA” represents earnings before interest and other expense, net, taxes, depreciation, and amortization (including amortization of stock-based compensation), and minority interest. EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of March 31, 2007, our senior secured credit facility required that we maintain an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) of at least 2.15:1 and a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 5.25:1. Both of these covenants become more restrictive over time and, at maturity in 2011, both will be 3.00:1. For more information regarding our use of EBITDA and its limitations, see “Discussion of Non-GAAP Information.”

The EBITDA of US Oncology Holdings, Inc., with the exception of nominal incremental expenses and a $12.9 million loss on extinguishment of debt in the quarter ended March 31, 2007, is substantially identical to the EBITDA of US Oncology, Inc. The following table reconciles net income (loss) as shown in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income to EBITDA, and reconciles EBITDA to net cash provided by or used in operating activities as shown in the Company’s Condensed Consolidated Statement of Cash Flows (in thousands):

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Net income (loss)	$(15,586)	$7,571	$2,050	$11,486
Interest expense, net	31,025	27,458	23,807	21,494
Income tax (benefit) provision	(609)	5,482	1,931	7,657
Depreciation and amortization	21,093	19,834	21,093	19,834
Amortization of stock compensation	260	545	260	545
Minority interest expense	722	525	722	525

EBITDA	36,905	61,415	49,863	61,541

Impairment and restructuring charges	7,395	—	7,395	—
Loss on early extinguishment of debt	12,917	—	—	—
Changes in assets and liabilities	(835)	(158,047)	7,817	(150,065)
Deferred income taxes	(2,236)	1,379	(3,012)	1,379
Interest expense, net	(31,025)	(27,458)	(23,807)	(21,494)
Income tax benefit (provision)	609	(5,482)	(1,931)	(7,657)

Net cash provided by (used in) operating activities	$23,730	$(128,193)	$36,325	$(116,296)

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Following is the EBITDA for our operating segments for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$385,355	$—	$524,804	$—	$—	$(428,544)	$481,615
Service revenues	136,553	84,296	16,577	13,000	—	—	250,426

Total revenues	521,908	84,296	541,381	13,000	—	(428,544)	732,041

Operating expenses	(497,071)	(64,307)	(520,326)	(12,726)	(30,250)	428,544	(696,136)
Impairment and restructuring charges	—	(3,070)	—	—	(4,325)	—	(7,395)

Income (loss) from operations	24,837	16,919	21,055	274	(34,575)	—	28,510

Add back:
Depreciation and amortization	—	9,529	1,352	199	10,013	—	21,093
Amortization of stock-based compensation	—	—	—	—	260	—	260

EBITDA	$24,837	$26,448	$22,407	$473	$(24,302)	$—	$49,863

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(41)	$—	$(41)
Loss on extinguishment of debt	—	—	—	—	(12,917)	—	(12,917)

EBITDA	$24,837	$26,448	$22,407	$473	$(37,260)	$—	$36,905

	Three Months Ended March 31, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$386,998	$—	$470,767	$—	$—	$(400,024)	$457,741
Service revenues	141,336	79,006	11,066	12,594	—	—	244,002

Total revenues	528,334	79,006	481,833	12,594	—	(400,024)	701,743

Operating expenses	(496,520)	(59,879)	(461,414)	(13,457)	(29,335)	400,024	(660,581)

Income (loss) from operations	31,814	19,127	20,419	(863)	(29,335)	—	41,162

Add back:
Depreciation and amortization	—	9,391	61	—	10,382	—	19,834
Amortization of stock-based compensation	—	—	—	—	545	—	545

EBITDA	$31,814	$28,518	$20,480	$(863)	$(18,408)	$—	$61,541

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(126)	$—	$(126)

EBITDA	$31,814	$28,518	$20,480	$(863)	$(18,534)	$—	$61,415

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment).

Impairment and Restructuring Charges. In the large majority of our markets, we believe our strategies of practice consolidation, diversification and process improvement continue to be effective. However in a small number of markets, specific local factors have prevented effective implementation of our strategies and practice performance has suffered. Specifically, in two markets in which an aggregate of ten physicians are affiliated with us, these market-specific conditions caused us to recognize impairment and restructuring charges totaling $7.4 million during the period ended March 31, 2007. The components of the charge are as follows (in thousands):

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Three Months Ended March 31, 2007
Services Agreement, net	$4,325
Property and equipment, net	2,512
Future Lease Obligations	558

Total	$7,395

In one of the markets, state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, our affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. We are appealing this determination and are exploring other options that would make the treatment facility available to radiation therapy patients. However, such efforts did not advance sufficiently during the first quarter of 2007, and, therefore, the resumption of radiation services or other recovery of our investment is not considered likely.

In the second market, financial performance has deteriorated as a result of an excessive cost structure relative to practice revenue. We are working with the practice involved to restructure the market and establish a base for future growth to otherwise improve financial performance. During the first quarter ended March 31, 2007, we recorded impairment and restructuring charges because, based on currently anticipated operating results, we do not expect that practice performance will be sufficient to recover the value of certain assets and the intangible asset associated with our management service agreement in the market.

We remain committed to the two markets in which we have recognized impairment charges. In each market, we are taking actions to improve performance, including consolidation of facilities, possible transfers of assets, and other actions, such as recruiting physicians, designed to better align each of the practices with our strategic direction. As we work to restructure operations in these markets, we expect that they will likely continue to underperform relative to the network and during this period we may recognize additional costs.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•	Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations and business combinations.

•	Purchases of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers.

•	Debt service requirements on our outstanding indebtedness.

•	Payments made for possible acquisitions to support strategic initiatives.

•

Funding of working capital, including advance purchases of pharmaceuticals when pricing opportunities are available or to obtain certain rebates and discounts under contracts with volume-based thresholds.

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed.

For all of 2007, we anticipate spending $110 to $120 million for the development of cancer centers, purchase of clinical equipment and investments in information systems.

As of May 1, 2007, we had cash and cash equivalents of $95.8 million. Also as of May 1, 2007, we had $136.7 million available under our $160.0 million revolving credit facility which had been reduced by outstanding letters of credit, totaling $23.3 million. In the event that cash on hand combined with amounts available under the credit facility are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

We expect to fund our current capital needs with (i) cash on hand, and cash flow generated from operations, (ii) borrowings under the $160 million revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital expenditure plans could be adversely impacted by poor operating performance, resulting in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

Indebtedness

We have a significant amount of indebtedness. As of December 31, 2006 we had aggregate indebtedness of approximately $1,329.1 million. As of March 31, 2007, due to the refinancing of Holdings’ floating rate notes in March, 2007, as discussed previously, our aggregate indebtedness increased to $1,500.6 million. Of this amount, $1,075.6 million (including current maturities of $10.7 million) represents obligations of US Oncology, Inc., and $425 million represents an obligation of Holdings. Current maturities associated with this indebtedness range from $6.0 million to $10.7 million during the period 2007 through 2010.

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures to curtail increases in operating costs and expenses. We cannot predict our ability to cover or offset future cost increases.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. In addition, in order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 within the prescribed period, we have, since 2003, been engaged in a process to document and evaluate our internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed project work plan to (i) assess the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate, through testing, that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. During the second quarter of 2004, we commenced testing of internal controls that we had previously documented as part of this process. The Company will first be subject to certain requirements of Section 404, including inclusion of management’s report on internal control over financial reporting when it files its annual report on Form 10-K with respect to its fiscal year ending December 31, 2007. The independent registered accounting firm’s assessment of internal controls and its report thereon is first required with respect to the fiscal year ending December 31, 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

PART II – Other Information

Item 1.	Legal Proceedings

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

U.S. Department of Justice Subpoena

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We are in the process of responding to the subpoena and are cooperating fully with the DOJ. At the present time, the DOJ has not made any specific allegation of wrongdoing on the part of the Company. We cannot, however, provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with the law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we have devoted significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena.

We have also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of Average Wholesale Price (“AWP”) and alleged inappropriate marketing practices with respect to AWP.

Qui Tam Suits

From time to time, we have become aware that we and certain of our subsidiaries and affiliated practices have been the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits). Because qui tam actions are filed under seal, it is possible that we are the subject of other qui tam actions of which we are unaware.

Specifically, during March 2007, we became aware that we and one of our affiliated practices are the subject of allegations that the practice may have engaged in activities that violate the Federal False Claims Act. These allegations are contained in a qui tam complaint. The details of this suit are not publicly available or disclosable at the current time since qui tam complaints are filed on a confidential basis with a United States federal court. The DOJ is in the early stages of its investigation, and as such, has not made a decision on the merits of the whistle-blower’s claim. We intend to continue to investigate and vigorously defend ourselves against any and all such claims, and we continue to believe that we conduct our operations in compliance with law. Based upon our present understanding of the nature and scope of the claim and investigation, we do not expect this claim to have a material adverse effect on our operations or financial condition.

In previous qui tam suits which we have been made aware of, the DOJ has declined to intervene in such suits and the suits have been dismissed. Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The DOJ is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by us, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between the practices and us. If the individuals who file complaints and/or the United States were to prevail in these claims against us, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on us, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Breach of Contract Claims

We and our network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, we are involved from time to time in disputes with, and claims by, our affiliated practices against us.

Specifically, we are involved in litigation with a 35 physician practice in Oklahoma that was affiliated with us under the net revenue model until April 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March, 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. Because of the need for extra proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

During the first quarter of 2006, the practice represented 4.6% of our consolidated revenue. In October, 2006, we sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale. In connection with the purchase price allocation for the merger in August, 2004, no value was assigned to goodwill or our management service agreement with this practice due to the ongoing dispute that existed at that time.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At March 31, 2007, the total receivable owed to us of $22.5 million is reflected on our balance sheet as other assets. Currently, certain amounts are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, certain amounts are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded in other assets at March 31, 2007. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to incur expenses in connection with our litigation with the practice.

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

Certificate of Need Regulatory Action

During the third quarter of 2006, one of our affiliated practices in North Carolina lost (through state regulatory action) the ability, currently, to provide radiation services at its cancer center in Asheville. The practice continues to provide medical oncology services, but is not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice is appealing the regulatory action and is exploring other strategic alternatives with respect to radiation oncology and the cancer center space.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Beginning in March, 2007 we began experiencing delays with third parties, in pursuing the strategic alternatives to the regulatory appeal, referred to above. These delays led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, impairment testing was performed as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment. (These charges are a component of the impairment losses disclosed in “Results of Operations – Impairment and Restructuring Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

At March 31, 2007, our Consolidated Balance Sheet included net assets in the amount of $2.2 million related to this practice, which includes primarily working capital in the amount of $1.4 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, was not previously recorded on our balance sheet. At March 31, 2007, the lease had a remaining term of 20 years and the net present value of minimum future lease payments is approximately $7.1 million. A termination obligation for this lease has not been accrued as we have not exhausted our strategic alternatives or legal appeals that may provide an ability to resume radiation therapy services at this location. Management will continue to monitor this matter.

Item 1A.	Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed as “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006. An investment in our company involves various risks and, when contemplating such an investment, you should consider carefully all of these risk factors. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Item 6.	Exhibits

(a) US Oncology Holdings, Inc. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 27, 2006 and incorporated herein by reference.)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed July 27, 2005 and incorporated herein by reference.)

4.1	Form of Senior Unsecured Floating Rate Toggle Notes Due 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 13, 2007 and incorporated herein by reference.)

4.2

Indenture relating to the Senior Unsecured Floating Rate Toggle Notes Due 2012, dated as of March 13, 2007, between US Oncology Holdings, Inc. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 13, 2007 and incorporated herein by reference.)

4.3

Registration Rights Agreement relating to $425,000,000 Senior Unsecured Floating Rate Toggle Notes Due 2012, dated as of March 1, 2007 by and among US Oncology Holdings, Inc., and Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC, as Representatives of the Initial Purchasers. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated March 13, 2007 and incorporated herein by reference.)

4.4

First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee. (filed as Exhibit 4.3 to the US Oncology, Inc.’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.5

Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.4 to the US Oncology, Inc’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

4.6	Form of 9% Senior Note due 2012 (included in Exhibit 4.4).

4.7

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

4.9	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 4.7).

4.10

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

4.12

Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein. (filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed December 17, 2004, and incorporated herein by reference.)

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

10.1

Amendment No. 5 dated as of March 1, 2007, to the Credit Agreement dated as of August 20, 2004, as Amended as of March 17, 2005 and November 15, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 13, 2007 and incorporated herein by reference.)

10.2

Purchase Agreement relating to the Senior Unsecured Floating Rate Toggle Notes Due 2012, dated as of March 1, 2007 by and among US Oncology Holdings, Inc. and Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC, As Representatives of the Initial Purchasers (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 13, 2007 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b) US Oncology, Inc. Exhibits

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

10.1

Amendment No. 5 dated as of March 1, 2007, to the Credit Agreement dated as of August 20, 2004, as Amended as of March 17, 2005 and November 15, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 13, 2007 and incorporated herein by reference.)

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

US ONCOLOGY HOLDINGS, INC. AND
US ONCOLOGY, INC.

Date: May 7, 2007:	By:	/s/ Richard P. McCook
Richard P. McCook,
Executive Vice President and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

Date: May 7, 2007:	By:	/s/ Vicki H. Hitzhusen
Vicki H. Hitzhusen,
Chief Accounting Officer
(principal accounting officer)