Form 10-Q
period 2008-09-30
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2008-11-06
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers: 333-144492 and 0-26190

US Oncology Holdings, Inc.

US Oncology, Inc.

(Exact name of registrants as specified in their charters)

Delaware	90-0222104
Delaware	84-1213501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16825 Northchase Drive, Suite 1300

Houston, Texas

77060

(Address of principal executive offices)

(Zip Code)

(832) 601-8766

(Registrants’ telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐	Accelerated filers ☐

Non-accelerated filers ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of November 4, 2008, 148,836,420 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$99,600	$149,257	$99,600	$149,256
Accounts receivable	341,575	318,976	341,575	318,976
Other receivables	92,875	120,285	92,875	120,285
Prepaid expenses and other current assets	23,962	26,544	19,915	22,801
Inventories	113,925	82,822	113,925	82,822
Deferred income taxes	5,494	7,428	5,494	4,260
Due from affiliates	78,368	71,021	66,195	60,295

Total current assets	755,799	776,333	739,579	758,695
Property and equipment, net	398,027	399,621	398,027	399,621
Service agreements, net	274,582	223,850	274,582	223,850
Goodwill	377,270	757,270	377,270	757,270
Other assets	74,498	79,299	66,188	69,214

Total assets	$1,880,176	$2,236,373	$1,855,646	$2,208,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term indebtedness	$31,078	$38,613	$31,078	$38,613
Accounts payable	259,929	242,172	259,706	241,093
Due to affiliates	158,418	170,432	165,251	177,265
Accrued compensation cost	40,671	30,045	40,671	30,045
Accrued interest payable	11,373	24,949	11,373	24,949
Income taxes payable	—	—	13,439	6,735
Other accrued liabilities	46,184	37,763	38,484	37,763

Total current liabilities	547,653	543,974	560,002	556,463
Deferred revenue	7,092	8,380	7,092	8,380
Deferred income taxes	10,854	23,289	30,319	33,532
Long-term indebtedness	1,516,869	1,456,569	1,060,118	1,031,569
Other long-term liabilities	26,157	39,492	12,415	11,166

Total liabilities	2,108,625	2,071,704	1,669,946	1,641,110
Commitments and contingencies (Note 10)
Minority interests	13,547	13,217	13,547	13,217
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, liquidation preference of $309,930,009 as of September 30, 2008 and $294,235,019 as of December 31, 2007	323,869	308,174	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding, liquidation preference of $46,864,000 as of September 30, 2008 and $44,490,787 as of December 31, 2007	55,804	53,431	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 148,836,420 and 140,618,380 shares issued and outstanding in 2008 and 2007, respectively	149	141	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	—	537,976	549,186
Accumulated other comprehensive loss, net of tax	(1,077)	(1,534)	—	—
Retained (deficit) equity	(620,741)	(208,760)	(365,824)	5,136

Total stockholders’ (deficit) equity	(621,669)	(210,153)	172,153	554,323

Total liabilities and stockholders’ (deficit) equity	$1,880,176	$2,236,373	$1,855,646	$2,208,650

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Product revenue	$556,359	$488,017	$556,359	$488,017
Service revenue	265,377	255,797	265,377	255,797

Total revenue	821,736	743,814	821,736	743,814

Cost of products	537,029	478,628	537,029	478,628

Cost of services:
Operating compensation and benefits	131,158	121,289	131,158	121,289
Other operating costs	81,310	73,177	81,310	73,177
Depreciation and amortization	17,898	19,215	17,898	19,215

Total cost of services	230,366	213,681	230,366	213,681

Total cost of products and services	767,395	692,309	767,395	692,309
General and administrative expense	18,216	20,210	18,078	20,177
Impairment and restructuring charges	271	960	271	960
Depreciation and amortization	7,684	4,024	7,684	4,024

	793,566	717,503	793,428	717,470

Income from operations	28,170	26,311	28,308	26,344

Other expense:
Interest expense, net	(33,132)	(34,414)	(22,679)	(23,349)
Minority interest expense	(715)	(539)	(715)	(539)
Other income (expense), net	(4,186)	(312)	—	—

Income (loss) before income taxes	(9,863)	(8,954)	4,914	2,456
Income tax benefit (provision)	4,110	4,760	(1,039)	(55)

Net income (loss)	$(5,753)	$(4,194)	$3,875	$2,401

Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedge, net of tax	229	(6,205)	—	—

Comprehensive income (loss)	$(5,524)	$(10,399)	$3,875	$2,401

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product revenue	$1,656,670	$1,460,192	$1,656,670	$1,460,192
Service revenue	804,848	769,016	804,848	769,016

Total revenue	2,461,518	2,229,208	2,461,518	2,229,208

Cost of products	1,610,641	1,428,257	1,610,641	1,428,257

Cost of services:
Operating compensation and benefits	391,432	357,077	391,432	357,077
Other operating costs	237,544	219,922	237,544	219,922
Depreciation and amortization	55,252	54,590	55,252	54,590

Total cost of services	684,228	631,589	684,228	631,589

Total cost of products and services	2,294,869	2,059,846	2,294,869	2,059,846
General and administrative expense	59,543	63,755	59,306	63,637
Impairment and restructuring charges	382,041	8,355	382,041	8,355
Depreciation and amortization	21,967	11,285	21,967	11,285

	2,758,420	2,143,241	2,758,183	2,143,123

Income (loss) from operations	(296,902)	85,967	(296,665)	86,085

Other expense:
Interest expense, net	(101,810)	(100,583)	(69,313)	(71,194)
Minority interest expense	(2,447)	(1,876)	(2,447)	(1,876)
Loss on early extinguishment of debt	—	(12,917)	—	—
Other income (expense), net	(4,528)	(312)	1,370	—

Income (loss) before income taxes	(405,687)	(29,721)	(367,055)	13,015
Income tax benefit (provision)	9,688	9,577	(3,905)	(6,131)

Net income (loss)	$(395,999)	$(20,144)	$(370,960)	$6,884

Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedge, net of tax	457	(2,485)	—	—

Comprehensive income (loss)	$(395,542)	$(22,629)	$(370,960)	$6,884

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balance at December 31, 2007	140,618	$141	$—	$(1,534)	$(208,760)	$(210,153)

Amortization of deferred compensation	—	—	1,769	—	—	1,769
Exercise of options to purchase common stock, net of tax	25	—	25	—	—	25
Shares issued in affiliation transactions	194	—	300	—	—	300
Restricted stock award issuances	9,694	9	—	—	(9)	—
Forfeiture of restricted stock awards	(1,695)	(1)	—	—	—	(1)
Accretion of preferred stock dividends	—	—	(2,094)	—	(15,973)	(18,067)
Accumulated other comprehensive gain (loss) for unrealized loss on interest rate swap, net of tax	—	—	—	457	—	457
Net loss	—	—	—	—	(395,999)	(395,999)

Balance at September 30, 2008	148,836	$149	$—	$(1,077)	$(620,741)	$(621,669)

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(unaudited, in thousands, except share information)

	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance at December 31, 2007	100	$1	$549,186	$5,136	$554,323

Amortization of deferred compensation	—	—	1,769	—	1,769
Dividend paid	—	—	(13,004)	—	(13,004)
Contribution of proceeds from exercise of options to purchase common stock, net of tax	—	—	25	—	25
Net loss	—	—	—	(370,960)	(370,960)

Balance at September 30, 2008	100	$1	$537,976	$(365,824)	$172,153

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income (loss)	$(395,999)	$(20,144)	$(370,960)	$6,884
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	84,323	72,402	82,532	70,920
Impairment and restructuring charges	382,041	8,355	382,041	8,355
Deferred income taxes	(10,756)	(10,990)	(4,447)	(1,095)
Non-cash compensation expense	1,769	477	1,769	477
(Gain)/loss on sale of assets	(1,370)	151	(1,370)	151
Minority interest expense	2,447	1,876	2,447	1,876
Equity in earnings of joint ventures	(858)	(1,219)	(858)	(1,219)
Loss on interest rate swap	6,610	312	—	—
Non-cash interest under PIK election	20,173	—	—	—
Loss on early extinguishment of debt	—	12,917	—	—
(Increase) Decrease in:
Accounts and other receivables	4,811	(8,481)	4,811	(8,481)
Prepaid expenses and other current assets	2,901	536	2,900	628
Inventories	(30,386)	(5,530)	(30,386)	(5,530)
Other assets	50	(5,702)	50	(5,439)
Increase (Decrease) in:
Accounts payable	20,890	42,269	21,746	42,440
Due from/to affiliates	(19,658)	15,343	(18,787)	25,623
Income taxes receivable/payable	(305)	(673)	6,980	(4,958)
Other accrued liabilities	(2,357)	(11,467)	(1,153)	(7,250)

Net cash provided by operating activities	64,326	90,432	77,315	123,382

Cash flows from investing activities:
Acquisition of property and equipment	(60,037)	(70,274)	(60,037)	(70,274)
Net payments in affiliation transactions	(41,216)	(134)	(41,216)	(134)
Net proceeds from sale of assets	3,747	750	3,747	750
Distributions from minority interests	1,493	—	1,493	—
Investment in unconsolidated subsidiary	(3,486)	(4,918)	(3,486)	(4,918)

Net cash used in investing activities	(99,499)	(74,576)	(99,499)	(74,576)

Cash flows from financing activities:
Proceeds from senior floating rate PIK toggle notes, net of issue costs	—	413,315	—	—
Proceeds from other indebtedness	4,000	1,323	4,000	1,323
Net borrowings under revolving facility	20,000	—	20,000	—
Repayment of senior floating rate notes	—	(256,766)	—	—
Repayment of term loan	(34,937)	(6,255)	(34,937)	(6,255)
Repayment of other indebtedness	(1,293)	(2,137)	(1,293)	(2,137)
Debt financing costs	(119)	(83)	(103)	(83)
Net distributions to parent	—	—	(13,004)	(75,501)
Repayment of advance to parent	—	—	—	(150,000)
Distributions to minority interests	(2,626)	(1,304)	(2,626)	(1,304)
Contributions from minority interests	466	—	466	—
Payment of dividends on preferred stock	—	(25,000)	—	—
Payment of dividends on common stock	—	(323,580)	—	—
Proceeds from exercise of stock options	25	521	—	—
Contribution of proceeds from exercise of stock options	—	—	25	535

Net cash used in financing activities	(14,484)	(199,966)	(27,472)	(233,422)

Decrease in cash and cash equivalents	(49,657)	(184,110)	(49,656)	(184,616)
Cash and cash equivalents:
Beginning of period	149,257	281,768	149,256	281,766

End of period	$99,600	$97,658	$99,600	$97,150

Interest paid	$87,029	$120,108	$78,881	$83,437
Income taxes paid	1,396	2,922	1,396	2,922
Non-cash investing and financing transactions:
Notes issued in affiliation transactions	32,836	650	32,836	650
Notes issued for interest paid-in-kind	31,751	—	—	—

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004 when Holdings and its wholly owned subsidiary, Oiler Acquisition Corp., entered into a merger agreement with US Oncology, Inc. (“US Oncology”) pursuant to which Oiler Acquisition Corp. was merged with and into US Oncology, with US Oncology continuing as the surviving corporation (the “Merger”). The Merger was consummated on August 20, 2004. Currently, Holdings’ principal asset is 100% of the shares of common stock of US Oncology. Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.”

The condensed consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries that provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in cancer-related clinical research studies. US Oncology is affiliated with 1,227 physicians operating in 485 locations, including 92 radiation oncology facilities in 39 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

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

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended September 30, 2008 and 2007, the affiliated practices under comprehensive service agreements derived 38.5% and 37.9%, respectively, of their net patient revenue from services provided under the Medicare program (of which 6.1% and 4.0%, respectively, relate to Medicare managed care) and 3.4% and 3.1%, respectively, from services provided under state Medicaid programs. For the nine months ended September 30, 2008 and 2007, the affiliated practices under comprehensive service agreements derived 38.0% of their net patient revenue from services provided under the Medicare program (of which 5.3% and 3.8%, respectively, relate to Medicare managed care) and 3.3% and 3.0%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in all periods. One additional payer, depending on the quarter, may represent more or less than 10% of the aggregate net revenues of affiliated practices under comprehensive service agreements. During the three months ended September 30, 2008 and 2007, that payer represented 10.5% and 9.8%, respectively, of such affiliated practices’ aggregate net revenues. During both the nine months ended September 30, 2008 and 2007, that payer represented 9.8% of such affiliated practices’ aggregate net revenues. Changes in the payer reimbursement rates, or in affiliated practices’ payer mix, could materially and adversely affect the Company’s revenues.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Erythropoiesis-stimulating agents (“ESA’s”) are widely-used drugs for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive to treat their cancer. ESA’s have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. ESA’s are administered to increase levels of healthy red blood cells and are an alternative to blood transfusions.

During the three months ended March 31, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESA’s which it later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESA’s. Partly in response to such warnings, certain Medicare intermediaries ceased reimbursement for ESA’s administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESA’s in other circumstances. The FDA advisory and subsequent intermediary actions led the Centers for Medicare & Medicaid Services (“CMS”) to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESA’s for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESA’s in patients who are not currently receiving chemotherapy that was referenced in the initial FDA warning discussed above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage is also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than was common practice prior to the NCD; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

On July 30, 2008, FDA published a final new label for the ESA drugs Aranesp and Procrit. This action was taken contemporaneously to the previous NCD. Unlike the NCD from CMS, the label indication directs appropriate physician prescribing and applies to all patients and payers. As anticipated, a Risk Evaluation and Mitigation Strategy (“REMS”) proposal by manufacturers was filed with the FDA in late August, 2008. The REMS will focus on future ESA prescribing and is projected to require additional patient consent/education requirements, medical guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for the manufacturers to implement the new program is uncertain. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to order and prescribe ESAs for their patients.

The label was effective as of August 14, 2008, and primarily changed the labeled use of ESA’s in the following areas:

•	ESA’s are “not indicated” for patients receiving chemotherapy when the anticipated outcome is cure.

•	ESA therapy should not be initiated when hemoglobin levels are ≥ 10 grams per deciliter (“g/dL”).

•	References in the labeling to an upper limit of 12 g/dL have been removed.

The FDA did not adopt an Oncology Drug Advisory Committee recommendation to limit ESA in head/neck and breast cancers, or any other tumor type. In addition, the Company believes many affiliated physicians have already changed their ESA prescribing patterns as a result of statements and actions of FDA and CMS over the past 18 months with a number of current prescribing patterns already consistent with the new label.

A condensed financial summary of ESA’s administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$20.2	$30.7	$72.2	$113.5
Less: Operating Costs	(13.3)	(18.3)	(46.3)	(66.2)

Income from Operations	$6.9	$12.4	$25.9	$47.3

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to the administration of ESA’s by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers. In addition, there was an increase in ESA pricing that became effective during the three months ended March 31, 2008 and another increase effective during the three months ended September 30, 2008, the impacts of which are included in these 2008 financial results.

Because the use of ESA’s relates to specific clinical determinations and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and risks related to ESA use. A significant decline in ESA usage has had an adverse affect on the Company’s results of operations and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Decreasing financial performance of affiliated practices as a result of declining ESA usage also affects their relationship with the Company and, in some instances, has led to increased pressure to amend the terms of their management services agreements. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESA’s. In addition, reduced utilization of ESA’s adversely impacted the Company’s pricing from ESA manufacturers. The Company, however, has entered into an agreement with one manufacturer effective October 1, 2008, for several pharmaceuticals, including ESA’s, which will reduce the cost of the ESA’s. In addition, a portion of price adjustments previously received by the Company in the form of rebates will now be received as a direct discount to the invoice cost.

The Company expects continued payer scrutiny of the side effects of ESA products and other drugs that represent significant costs to payers. Such scrutiny by payers or additional scientific data could lead to future restrictions on usage or reimbursement for other pharmaceuticals as a result of payer or FDA action or reductions in usage as a result of the independent determination of oncologists practicing in US Oncology’s network. Any such reduction could have an adverse effect on the Company’s business. In US Oncology’s evidence-based medicine initiative, affiliated physicians continually review emerging scientific information to develop clinical pathways for use in oncology and remain engaged with payers in determining optimal usage for all pharmaceuticals.

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. On November 1, 2007, CMS issued a physician fee schedule update for 2008 to be set under the statutory formula which was to be effective as of January 1, 2008. Under the CMS release, the 2008 conversion factor would have been 10.1% lower than the 2007 rates. However, as a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, effective for claims with dates of service from January 1, 2008 through June 30, 2008, the update to the conversion factor was an increase of 0.5% over the 2007 rates; and as a result of the Medicare Improvements for Patients and Providers Act of 2008 passed by Congress on July 15, 2008, the conversion factor for claims with dates of service from July 1, 2008 through December 31, 2008, will remain at the threshold of 0.5% over 2007 rates currently in effect.

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare payment rates and policy changes that will go into effect for services furnished by physicians and non-physician practitioners on or after January 1, 2009. The financial impact cannot be estimated at this time.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full on January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). During both the three months ended September 30, 2008 and 2007, this change in reimbursement increased pre-tax income by $0.3 million over the comparable prior year periods for Medicare non-drug reimbursement. During the nine months ended September 30, 2008 and 2007, this change in reimbursement increased pre-tax income by $0.9 million and $1.0 million, respectively, over the comparable prior year periods for Medicare non-drug reimbursement.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

The Deficit Reduction Act (“DRA”), passed in February, 2006, contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services was capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. As a result, effective January 1, 2007, Medicare reimbursement was limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the three months and nine months ended September 30, 2007, the reduced reimbursement for these imaging services reduced pre-tax income by $2.2 million and $6.4 million, respectively, compared to the corresponding periods of 2006. During 2008, the HOPPS rates increased, compared to 2007, resulting in an increase in pre-tax income in imaging reimbursement of approximately $0.3 million and $1.0 million for services provided during the three months and nine months ended September 30, 2008, respectively.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for 23.3% and 26.0% of revenue for the nine month periods ended September 30, 2008, and 2007, respectively.

NOTE 3 – Fair Value Measurements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements (see Note 11). Effective January 1, 2008, the Company partially adopted SFAS No. 157 as allowed by the FASB-issued Staff Position No. 157-2 (“FSP 157-2”), which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities. Due to the Company’s election under FSP 157-2, the Company has applied the provisions of the statement to its disclosures related to assets and liabilities which are measured at fair value on a recurring basis (at least annually). As a result, SFAS No. 157 currently applies only to the Company’s interest rate swap liability.

SFAS No. 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants. The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands). Liabilities consist of the Company’s interest rate swap, only, which is valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, is classified as Level 2. Under the interest rate swap the Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final interest settlement date on March 15, 2012.

	Fair Value as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$—	$—	$—	$—
Liabilities
Other accrued liabilities	(7,700)	—	(7,700)	—
Other long-term liabilities	(8,798)	—	(8,798)	—

Total	$(16,498)	$—	$(16,498)	$—

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 4 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships and goodwill during the nine months ended September 30, 2008 consisted of the following (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill
Balance at December 31, 2007	$223,850	$4,242	$757,270
Additions, net	66,244	—	—
Impairment charge	—	—	(380,000)
Amortization expense and other	(15,512)	(375)	—

Balance at September 30, 2008	$274,582	$3,867	$377,270

Customer relationships, net, are classified as other assets in the accompanying Condensed Consolidated Balance Sheet. Accumulated amortization relating to service agreements was $48.1 million and $33.0 million at September 30, 2008 and December 31, 2007, respectively.

The carrying values of goodwill and service agreements are subject to impairment tests under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, the Company tests for impairment of goodwill on at least an annual basis and more frequently if events or circumstances arise that indicate the recorded value of goodwill may not be recoverable. The Company’s practice has been to perform its annual assessment of goodwill as of the first day of its fiscal fourth quarter and to complete the assessment in connection with preparation of its year-end financial statements. In connection with the preparation of the financial statements for the three months ended March 31, 2008, and as a result of the continued decline in the financial performance of the Medical Oncology Services segment, the Company assessed the recoverability of goodwill related to that segment. Through strategic initiatives to diversify operations, the Company has become less dependent on its medical oncology segment as a source of earnings since goodwill was initially recorded in connection with the Merger in August 2004. During the year ended December 31, 2007, earnings in the medical oncology segment were negatively impacted by reduced coverage for ESAs as a result of revised product labeling issued by the FDA and coverage restrictions imposed by CMS. As a result of declining earnings, goodwill was tested for impairment during both the three months ended September 30, 2007 and December 31, 2007 and no impairment was identified. During the three months ended March 31, 2008, price increases from manufacturers of ESAs and additional safety concerns related to the use of ESAs continued to lead to reduced utilization by affiliated physicians and adversely impact both current and projected operating results for the Medical Oncology Services segment. As a result of these safety concerns, on March 13, 2008, the Oncology Drug Advisory Committee (“ODAC”) met to consider the use of these drugs in oncology and recommended further restrictions which were considered by the FDA in a recently published label for certain ESA drugs (see Note 2). In addition, many affiliated physicians have changed their ESA prescribing patterns as a result of statements and actions of FDA and CMS over the past 18 months, and the US Oncology network remains active in reviewing evidence and adopting appropriate treatment guidelines. These factors, along with a lower market valuation at March 31, 2008 resulting from unstable credit markets, led the Company to recognize a non-cash goodwill impairment charge in the amount of $380.0 million related to its Medical Oncology Services segment during the three months ended March 31, 2008. The impairment charge is not expected to result in future cash expenditures. Further, the charge is a non-cash item that does not impact the financial covenants of US Oncology’s senior secured credit facility. There were no additional impairments identified through the end of September 30, 2008. However, future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges.

When an impairment is identified, an impairment charge is necessary to state the carrying value of goodwill at its implied fair value, based upon a hypothetical purchase price allocation assuming the segment was acquired for its estimated fair value. The fair value of the Medical Oncology Services segment was estimated with the assistance of an independent appraisal that considered the segment’s recent and expected financial performance as well as a market analysis of transactions involving comparable entities for which public information is available. Determining the implied fair value of goodwill also requires the identification and valuation of intangible assets that have either increased in value or have been created through the Company’s initiatives and investments since the goodwill was initially recognized. In connection with assessing the impairment charge, the Company identified previously unrecognized intangible assets, as well as increases to the fair value of the recognized management service agreement intangible assets, which amounted to approximately $160 million in the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

aggregate. Value assigned to these intangible assets reduced the amount attributable to goodwill in a hypothetical purchase price allocation and, consequently, increased the impairment charge necessary to state goodwill at its implied fair value by a like amount. In accordance with GAAP, these increases in the fair value of other intangible assets have not been recorded in the Company’s condensed consolidated balance sheet as of September 30, 2008. After the impairment charge recorded during the three months ended March 31, 2008, the Company estimated the fair value of its Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments exceeded their carrying values by approximately $163.0 million, $35.0 million and $109.0 million, respectively. As of September 30, 2008, goodwill associated with the Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments was $28.9 million, $191.4 million and $156.9 million, respectively.

During the nine months ended September 30, 2008, additions to service agreements of $66.2 million (consideration of $33.1 in cash, $32.8 million in notes and $0.3 million in equity) included affiliation transactions with 53 physicians under contracts with remaining terms between 10 and 20 years.

NOTE 5 – Impairment and Restructuring Charges

Impairment and restructuring charges recognized during the three months and nine months ended September 30, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Goodwill	$—	$—	$380,000	$—
Severance Costs	271	—	1,933	—
Service Agreements, net	—	308	—	4,633
Property and Equipment, net	—	652	—	3,164
Future Lease Obligations	—	—	—	558
Other	—	—	108	—

Total	$271	$960	$382,041	$8,355

During the three months and nine months ended September 30, 2008, charges of $0.3 million and $1.9 million, respectively, were recognized primarily related to employee severance for which payment has been made as of October 31, 2008. Also during the nine months ended September 30, 2008, the Company recorded an impairment of $380.0 million (recorded during the three months ended March 31, 2008) of its goodwill related to the medical oncology segment (see Note 4).

During the three months ended March 31, 2007, in two markets in which the Company has affiliated practices, market-specific conditions resulted in the Company recognizing impairment and restructuring charges amounting to $7.4 million. During the three months ended September 30, 2007, an impairment charge of $1.0 million was recognized due to a terminated comprehensive services agreement.

In the first of these two markets (during the three months ended September 30, 2006), state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The affiliated practice appealed this determination, however, during the three months ended March 31, 2007, efforts did not advance sufficiently, and the resumption of radiation services or other means to recover the investment were not considered likely. Consequently, an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007 (see Note 10).

In the second market, financial performance deteriorated as a result of an excessive cost structure relative to practice revenue. Along with the affiliated practice, the Company restructured the market to establish a base for future growth and to otherwise improve financial performance. During the three months ended March 31, 2007, the Company recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, it did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with the management service agreement in the market.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

During the three months ended September 30, 2007, the Company negotiated the conversion of a practice affiliated under a comprehensive services agreement to an OPS agreement. As a result, an impairment charge of $1.0 million related to the terminated comprehensive services agreement was recognized in the three months ended September 30, 2007.

NOTE 6 – Indebtedness

As of September 30, 2008 and December 31, 2007, long-term indebtedness consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
US Oncology, Inc.
Senior Secured Credit Facility, due 2011	$456,666	$471,602
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	33,897	1,606
Mortgage, capital lease obligations and other	22,633	18,974

	1,091,196	1,070,182
Less current maturities	(31,078)	(38,613)

	1,060,118	1,031,569

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	456,751	425,000

	$1,516,869	$1,456,569

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of September 30, 2008, are as follows (in thousands):

	Twelve months ending September 30,
	2009	2010	2011	2012	2013	Thereafter
US Oncology payments due	$31,078	$119,593	$333,426	$307,914	$7,964	$291,221
Holdings payments due	—	—	—	456,751	—	—

	$31,078	$119,593	$333,426	$764,665	$7,964	$291,221

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $660.0 million, consisting of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At September 30, 2008, $113.7 million was available for borrowing and availability had been reduced by outstanding letters of credit amounting to $26.3 million and borrowings under the revolving credit facility of $20.0 million. Subsequent to September 30, 2008, borrowings of $20.0 million were repaid under the revolving credit facility. At December 31, 2007, no amounts had been borrowed under the revolving credit facility.

•

a $500.0 million term loan facility with a maturity of August, 2011. The amount outstanding under the term loan was $436.7 million as of September 30, 2008 and $471.6 million as of December 31, 2007. In April, 2008, the Company repaid $29.4 million of the balance outstanding under the term loan due to requirements under its “excess cash flow” repayment provision. No additional amounts may be borrowed under the term loan facility without future amendment to the facility.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

The adjusted LIBOR is based upon offered rates in the London interbank market. The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. Currently, the applicable margin percentage is a percentage per annum equal to (1) 1.75% for alternate base rate term loans, (2) 2.75% for adjusted LIBOR term loans, (3) 1.75% for alternate base rate revolving loans and (4) 2.75% for adjusted LIBOR revolving loans.

Indebtedness under the senior secured credit facility is guaranteed by all of US Oncology’s current restricted subsidiaries (see Note 12), all of US Oncology’s future restricted subsidiaries and by Holdings, and is secured by a first priority security interest in substantially all of US Oncology’s existing and future real and personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, cash and a first priority pledge of US Oncology’s capital stock and the capital stock of the guarantor subsidiaries.

The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) and a maximum leverage ratio (indebtedness divided by EBITDA, as defined by the indenture). At September 30, 2008, the Company was required to maintain a minimum interest coverage ratio of no less than 1.95:1 and a maximum leverage ratio of no more than 5.75:1. As of September 30, 2008, US Oncology’s actual interest coverage ratio was 2.47:1 and its actual leverage ratio was 4.97:1. Both of these covenants become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. Borrowings under the Company’s senior secured credit facility bear interest at a variable rate based, at the Company’s option, on either LIBOR or an alternate base rate. The alternate base rate is the greater of the prime rate or the overnight federal funds rate plus 50 basis points. A sustained increase in market interest rates on which the Company’s senior secured credit facility bears interest would negatively impact our ability to maintain compliance with the interest coverage covenant.

Also, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. A payment of $29.4 million under this provision was required based on cash flow for the year ended December 31, 2007 and was paid in April, 2008. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of September 30, 2008, the Company is in compliance with the covenants of its indebtedness.

Senior Floating Rate PIK Toggle Notes

During the three months ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest accrues on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread is 4.50% and increases by 0.50% on March 15, 2009 and by another 0.50% on March 15, 2010. The Notes mature on March 15, 2012. The indenture required that the initial interest payment of $21.2 million due September 15, 2007 be made in cash, which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. The Company elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding notes and, on that date, increased the outstanding principal amount by $22.8 million as settlement for interest due, of which $13.2 million related to the period from September 15, 2007 to December 31, 2007 and $9.6 million related to the period from January 1, 2008 to March 15, 2008. The Company elected to pay interest due on September 15, 2008, 50% in cash and 50% in kind, which is an alternative available under the notes. To

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

settle this payment, the Company paid $8.1 million in cash and issued an additional $8.9 million in notes. For the interest payment due March 15, 2009, the Company elected to settle the interest payment entirely by increasing the principal amount of the outstanding notes and expects to issue $18.9 million on that date.

Holdings may redeem all or any of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

Redemption period	Price
On or after September 15, 2008 and prior to September 15, 2009	102.0%
On or after September 15, 2009 and prior to September 15, 2010	101.0%
On or after September 15, 2010	100.0%

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. During the nine months ended September 30, 2008, US Oncology paid dividends of $13.0 million to Holdings to finance the semi-annual interest payment and the interest rate swap obligation due September 15, 2008. US Oncology expects to fund the portion of any future semi-annual interest payments that are made in cash on the floating rate PIK toggle notes as well as amounts due under the interest rate swap (described further below). The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. The senior notes and senior subordinated notes also require that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest payments, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. If Holdings is unable to make principal payments on the Holdings Notes when due, Holdings may default on its notes, unless other sources of funding are available. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily the receipt of equity offering proceeds, and reduced principally by cumulative dividends paid to Holdings, among other transactions. Reductions in the Company’s net income (loss), as defined, would reduce the amount of cash that is available to the Company for debt service and capital expenditures. Amounts available under this restricted payments provision amounted to approximately $6.9 million as of September 30, 2008. In the event this restricted payments provision is insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

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

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of future cash interest payments on the Notes. Due to the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service the Notes, the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. As a result, the Company discontinued cash flow hedge accounting for this interest rate swap in 2007. When hedge accounting is discontinued (because it is determined that the derivative is not highly effective in offsetting changes in the cash flows of a hedged item), the derivative continues to be recorded on the condensed consolidated balance sheet at its fair value, with changes in fair value recognized currently in income. Provided the hedged forecasted transactions are no longer probable of occurring, the amounts previously recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedge are released into the condensed consolidated statement of income (loss) when the Company’s earnings are affected by the variability in cash flows of the hedged item or when those transactions become probable of not occurring. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized a $4.2 million and $5.9 million unrealized loss related to the interest rate swap, which is classified as Other Expense in its Condensed Consolidated Statement of Operations, for the three months and nine months ended September 30, 2008, respectively (see Note 3). The Company’s

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Condensed Consolidated Balance Sheet as of September 30, 2008, includes a liability of $16.5 million to reflect the fair value of the interest rate swap as of that date (which is classified as $7.7 million as a current liability and $8.8 million as a noncurrent liability). During the quarter, $4.9 million was paid for the six month period ended September 15, 2008. In addition, the Company expects to pay $4.0 million to settle the obligation under the interest rate swap agreement for the interest period ending March 15, 2009.

As of September 30, 2008, accumulated other comprehensive income (loss) includes $1.1 million, net of tax, related to the interest rate swap which represents the cumulative loss (while the instrument was designated as a cash flow hedge) that is associated with future interest payments that cannot be considered probable of not occurring. Although cash flow hedge accounting is no longer applied to the interest rate swap, the Company believes the swap, economically, remains a hedge against the variability in a portion of interest payments of the Notes and the floating rate debt outstanding under US Oncology’s senior secured credit facility.

NOTE 7 – Stock-Based Compensation

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

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Effective January 1, 2008, the Company amended the Equity Incentive Plan to (i) eliminate the distinction between shares available for grant under restricted common shares and those available for grant under stock options and (ii) increase the number of shares available for awards from 27,223,966 to 32,000,000. Also, on January 1, 2008, the Company awarded 7,882,000 shares of restricted stock to employees, a portion of which related to the cancellation of 2,606,250 employee stock options. The cancellation of options in exchange for restricted shares was accounted for as a modification of the original award. As a result, the unrecognized compensation expense associated with the original award continues to be recognized over the service period related to the original award. In addition, incremental compensation cost equal to the excess of the fair value of the new award over the fair value of the original award as of the date the new award was granted, is recognized over the service period related to the new award. Depending on the individual grants, awards vest either at the grant date or over defined service periods. Based on the individual vesting criteria for each award, the Company recorded compensation expense of approximately $0.7 million for the three months ended September 30, 2008 and $1.8 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively, related to restricted stock and stock option awards made under the Equity Incentive Plan. During the three months ended September 30, 2007, there was no net compensation expense recorded during the period because it had been offset by forfeitures. At September 30, 2008, 2,161,750 shares were available for future awards of restricted stock or stock options.

The Company granted awards of 1,450,000 and 9,694,500 restricted shares (which includes the January 1, 2008 awards discussed above) with an aggregate fair value at the time of grant of approximately $0.3 million and $13.1 million, respectively, during the three months and nine months ended September 30, 2008 and 250,000 restricted shares during the nine months ended September 30, 2007 with an aggregate fair value at the time of grant of approximately $0.7 million. No shares of restricted stock were granted during the three months ended September 30, 2007. Restricted shares vest over a three to five year period from the date of grant. During the three months and nine months ended September 30, 2008, 150,000 restricted shares and 1,695,000 restricted shares, respectively, were forfeited by holders. During the three months and nine months ended September 30, 2007, 24,000 and 1,129,000 restricted shares, respectively, were forfeited by holders.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes activity for restricted shares awarded under the Equity Incentive Plan for the nine months ended September 30, 2008:

Restricted Shares
Restricted shares outstanding, December 31, 2007	3,387,000
Granted	9,694,500
Vested	(1,228,000)
Forfeited	(1,695,000)

Restricted shares outstanding, September 30, 2008	10,158,500

Compensation expense related to outstanding restricted stock awards is estimated to be $2.5 million, $2.3 million, $2.0 million, $1.9 million and $1.8 million for each of the fiscal years ending December 31, 2008 through 2012. Deferred compensation related to these awards becomes fully amortized during the year ending December 31, 2013.

The following summarizes activity for options awarded under the Equity Incentive Plan for the nine months ended September 30, 2008:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, December 31, 2007	3,339,000	$1.53
Granted	80,000	0.81
Exercised	(25,000)	1.00
Cancelled	(2,609,250)	1.55
Forfeited	(216,000)	1.13

Options outstanding, September 30, 2008	568,750	1.50	7.5

Options exercisable, September 30, 2008	221,250	1.34	6.6

At September 30, 2008, 568,750 options to purchase Holdings common stock were outstanding. Holdings granted 80,000 and 785,500 options to purchase common shares during the nine months ended September 30, 2008 and 2007, respectively. The fair value of options awarded during the three months ended September 30, 2008 was estimated at $0.12 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.47%; expected life of five years; expected volatility of 60.0% based on an index of peer companies; and expected dividend yield of zero. Compensation expense related to options granted during the three months and nine months ended September 30, 2008 and 2007 has been recorded based on the fair value as of the grant date and vesting provisions and was not material to the financial statements.

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. At September 30, 2008, 91,000 options to purchase Holdings common stock were outstanding and 326,000 options were available for future awards. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option, annually, to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option, annually, to purchase 1,000 shares of common stock for each board committee on which such director served. As of September 30, 2008, options to purchase 174,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant. During the nine months ended September 30, 2008, there were no exercises of options issued under the Director Stock Option Plan.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Holdings Long-Term Cash Incentive Plan

In addition to stock incentive plans, Holdings adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “2004 Cash Incentive Plan”). As of December 31, 2007, no amounts were available for payment under the 2004 Cash Incentive Plan. Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012, and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during the nine months ended September 30, 2008 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of September 30, 2008, no amounts were available for payment under the 2008 Cash Incentive Plan as such amounts are generally determined annually based on the Company’s earnings for a given fiscal year. Because payments of awards under the Plan are based upon occurrence of a specific event, obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event, as discussed above, occurs.

NOTE 8 – Income Taxes

Holdings effective tax rate was a benefit of 41.7% and 53.2% for the three months ended September 30, 2008 and 2007, respectively, and a benefit of 2.4% and 32.2% for the nine months ended September 30, 2008 and 2007, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to incremental interest expense, changes in the fair value of the Company’s interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, decrease the impact that non-deductible costs have on its effective tax rate. The nine month period ended September 30, 2007 also includes a loss on extinguishment of debt incurred by Holdings.

The effective tax rate for US Oncology, Inc. was a provision of 21.1% and 2.2% for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate for US Oncology, Inc. was a provision of 1.1% and 47.1% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate is attributable to the impairment of goodwill in the medical oncology services segment during the nine months ended September 30, 2008. Of the $380.0 million impairment charge $4.0 million is deductible through annual amortization for tax purposes. Consequently, there is no tax benefit associated with a significant portion of the goodwill impairment. The difference between our effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Non-deductible expenses(1)	(32.8)	(3.0)	(36.2)	6.7
State income taxes, net of federal benefit (2)	0.2	(3.0)	0.2	9.3
Other	(0.0)	3.2	2.1	(3.9)

Effective tax rate	2.4%	32.2%	1.1%	47.1%

(1)	Includes the impact of the non-deductible goodwill impairment charge recorded during the three months ended March 31, 2008.
(2)

The Texas state margin tax became effective January 1, 2007. Under the Texas margin tax, the Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deductible in a conventional income tax scenario may not be considered in assessing an obligation for margin tax.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

At September 30, 2008, the Company had a gross federal net operating loss carryforward benefit of approximately $39.3 million that will begin to expire in 2027. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will realize the benefits of its deferred tax assets. Accordingly, the Company has no valuation allowance established for federal deferred tax assets. Deferred tax assets associated with state net operating losses amount to approximately $0.4 million as of September 30, 2008, net of a valuation allowance.

As of September 30, 2008, the Company had $2.3 million of unrecognized income tax benefits. The Company expects the approximate $2.3 million reserve for uncertain tax positions to settle within the next twelve months.

NOTE 9 – Segment Financial Information

The Company’s reportable segments are based on internal management reporting that disaggregates the business by service line. The Company’s reportable segments are medical oncology services, cancer center services, pharmaceutical services, and research/other services (primarily consisting of research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its medical oncology and cancer center services segments. In addition to managing non-clinical operations, the medical oncology segment provides oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The pharmaceutical services segment distributes oncology pharmaceuticals to affiliated practices, including practices affiliated under the OPS model, provides pharmaceuticals and counseling services to patients through its oral oncology specialty pharmacy and mail order business and offers informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials.

Balance sheet information by reportable segment is not reported, since the Company does not prepare such information internally.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

The tables below present segment results for the three months and nine months ended September 30, 2008 and 2007 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended September 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$413,596	$—	$618,929	$—	$—	$(476,166)	$556,359
Service revenues	143,806	91,996	15,031	14,544	—	—	265,377

Total revenues	557,402	91,996	633,960	14,544	—	(476,166)	821,736
Operating expenses	(540,452)	(60,903)	(608,505)	(15,803)	(18,079)	476,166	(767,576)
Impairment and restructuring charges	—	—	—	—	(271)	—	(271)
Depreciation and amortization	—	(9,496)	(971)	(84)	(15,030)	—	(25,581)

Income (loss) from operations	$16,950	$21,597	$24,484	$(1,343)	$(33,380)	$—	$28,308

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(138)	$—	$(138)

Income (loss) from operations	$16,950	$21,597	$24,484	$(1,343)	$(33,518)	$—	$28,170

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Three Months Ended September 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$379,970	$—	$547,545	$—	$—	$(439,498)	$488,017
Service revenues	134,097	89,125	20,698	11,877	—	—	255,797

Total revenues	514,067	89,125	568,243	11,877	—	(439,498)	743,814
Operating expenses	(498,513)	(56,171)	(545,375)	(12,534)	(20,176)	439,498	(693,271)
Impairment and restructuring charges	(652)	—	—	—	(308)	—	(960)
Depreciation and amortization	—	(10,004)	(1,274)	(142)	(11,819)	—	(23,239)

Income (loss) from operations	$14,902	$22,950	$21,594	$(799)	$(32,303)	$—	$26,344

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(33)	$—	$(33)

Income (loss) from operations	$14,902	$22,950	$21,594	$(799)	$(32,336)	$—	$26,311

Goodwill	$408,913	$191,424	$156,933	$—	$—	$—	$757,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

	Nine Months Ended September 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,226,411	$—	$1,836,578	$—	$—	$(1,406,319)	$1,656,670
Service revenues	443,090	274,321	45,255	42,182	—	—	804,848

Total revenues	1,669,501	274,321	1,881,833	42,182	—	(1,406,319)	2,461,518
Operating expenses	(1,613,198)	(180,302)	(1,807,296)	(45,140)	(59,307)	1,406,319	(2,298,924)
Impairment and restructuring charges	(380,038)	(150)	—	—	(1,853)	—	(382,041)
Depreciation and amortization	—	(28,444)	(3,609)	(275)	(44,890)	—	(77,218)

Income (loss) from operations	$(323,735)	$65,425	$70,928	$(3,233)	$(106,050)	$—	$(296,665)

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(237)	$—	$(237)

Income (loss) from operations	$(323,735)	$65,425	$70,928	$(3,233)	$(106,287)	$—	$(296,902)

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Nine Months Ended September 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,147,596	$—	$1,626,975	$—	$—	$(1,314,379)	$1,460,192
Service revenues	411,144	262,814	56,135	38,923	—	—	769,016

Total revenues	1,558,740	262,814	1,683,110	38,923	—	(1,314,379)	2,229,208
Operating expenses	(1,498,417)	(165,870)	(1,616,398)	(38,950)	(63,637)	1,314,379	(2,068,893)
Impairment and restructuring charges	(652)	(3,070)	—	—	(4,633)	—	(8,355)
Depreciation and amortization	—	(29,328)	(3,913)	(443)	(32,191)	—	(65,875)

Income (loss) from operations	$59,671	$64,546	$62,799	$(470)	$(100,461)	$—	$86,085

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(118)	$—	$(118)

Income (loss) from operations	$59,671	$64,546	$62,799	$(470)	$(100,579)	$—	$85,967

Goodwill	$408,913	$191,424	$156,933	$—	$—	$—	$757,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

NOTE 10 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of September 30, 2008, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending September 30,
	2009	2010	2011	2012	2013	Thereafter
Payments due	$79,400	$71,499	$58,982	$51,551	$44,452	$217,573

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Guarantees

Beginning January 1, 1997, the Company guaranteed that amounts retained by the Company’s affiliated practice in Minnesota will amount to a minimum of $5.2 million annually under the terms of the related service agreement, provided that certain targets are met. The Company has not been required to make any payments associated with this guarantee.

Effective January 1, 2007, the Company guaranteed to one of its affiliated practices that amounts retained by that practice will amount to a minimum of $3.5 million through March 31, 2008. An informal agreement has been initiated which would extend the guarantee to include an additional $0.3 million minimum for the three months ended June 30, 2008 and $0.2 million minimum for the three months ended September 30, 2008. This guarantee expired September 30, 2008. Additionally, beginning January 1, 2007, the Company guaranteed that a second practice would receive no less than $2.0 million for the year ended December 31, 2007. This guarantee expired December 31, 2007. During the three months and nine months ended September 30, 2008, amounts paid under these guarantees amounted to $0.2 million and $1.2 million, respectively, and during the three months and nine months ended September 30, 2007, amounts paid under the guarantees were $0.1 million and $1.6 million, respectively.

U.S. Department of Justice Subpoena

During the three months ended December 31, 2005, the Company received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about the Company and its business, generally in relation to the Company’s contracts and relationships with pharmaceutical manufacturers. The Company has cooperated fully with the DOJ in responding to the subpoena. At the present time, the DOJ has not made any allegation of wrongdoing on the part of the Company. However, the Company cannot provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with the law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, the Company has devoted significant resources to responding to the DOJ subpoena and anticipates that such resources will be required on an ongoing basis to fully respond to the subpoena.

The Company has also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of Average Wholesale Price (“AWP”) and alleged inappropriate marketing practices with respect to AWP.

Qui Tam Lawsuits

From time to time, the Company has become aware that the Company and certain of its subsidiaries and affiliated practices have been the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits). Because qui tam actions are filed under seal, it is possible that the Company is the subject of qui tam actions of which it is unaware.

In previous qui tam suits of which the Company has been made aware, the DOJ has declined to intervene in such suits and the suits have been dismissed. Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The DOJ is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to alleged actions of the Company and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by the Company, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between the Company and the practices. If the individuals who file complaints and/or the United States were to prevail in these claims against the Company, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on the Company, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Professional Liability and Reimbursement Related Claims

The provision of medical services by the Company’s affiliated practices entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by the clinical staff or control their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. Also, because of licensing requirements and affiliated practices’ participation in governmental healthcare programs, the Company and affiliated practices are, from time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although the Company and its affiliated practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against it or one of the affiliated practices, in excess of insurance coverage, could have a material adverse effect on the Company.

Breach of Contract Claims

The Company and its network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, the Company is involved from time to time in disputes with, and claims by, its affiliated practices against the Company.

The Company is also involved in litigation with a practice in Oklahoma that was affiliated with the Company under the net revenue model until April, 2006. While the Company was still affiliated with the practice, the Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that the service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that the Company is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April, 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether, and to what extent, the arbitration provisions of the service agreement will be applicable to the dispute. The Company expects those hearings to occur in late 2008 or early 2009. Because of the need for further proceedings, the Company believes that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of litigation to the Company. In any event, as with any complex litigation, the Company anticipates that this dispute may take several years to resolve.

During the three months ended March 31, 2006, the Oklahoma practice represented 4.6% of the Company’s consolidated revenue. In October, 2006, the Company sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale.

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At September 30, 2008, the total owed to the Company for those receivables of $22.5 million is reflected on its balance sheet as other noncurrent assets. Currently, a deposit of approximately $10.0 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, $7.5 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company’s management believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded as other noncurrent assets at September 30, 2008. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. Realization, however, is subject to a successful conclusion to the litigation with the practice.

The Company intends to vigorously pursue its claims, including claims for any costs and expenses that it incurs as a result of the termination of the service agreement and to defend against the practice’s allegations that it breached the agreement and that the agreement is unenforceable. However, the Company cannot provide assurance as to what the outcome of the litigation will be, or, even if it prevails in the litigation, whether it will be successful in recovering the full amount, or any, of its costs associated with the litigation and termination of the service agreement. The Company expects to continue to incur expenses in connection with its litigation with the practice.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Certificate of Need Regulatory Action

During the three months ended September 30, 2006, one of the Company’s affiliated practices in North Carolina lost (through state regulatory action) the ability to provide radiation services at its cancer center in Asheville. The practice continued to provide medical oncology services, but was not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice appealed the regulatory action and the North Carolina Court of Appeals ruled in favor of the practice on procedural grounds and ordered the state agency to hold a new hearing on its regulatory action. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state agency’s decision. The request for a stay was denied in July 2008 while the appeal is still pending. The practice intends to reinstitute its radiation practice and began providing diagnostic scan services in September, 2008.

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, the Company performed impairment testing as of March 31, 2007 and recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. (These charges are a component of the impairment losses disclosed in Note 5.) No additional impairment charges relating to this regulatory action have been recorded through September 30, 2008.

As of September 30, 2008, our Condensed Consolidated Balance Sheet included net assets in the amount of $1.3 million related to this practice, which includes primarily working capital in the amount of $0.8 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on the Company’s balance sheet. At September 30, 2008, the lease had a remaining term of 18 years and the net present value of minimum future lease payments is approximately $7.1 million.

Insurance

The Company and its affiliated practices maintain insurance with respect to medical malpractice and associated vicarious liability risks on a claims-made basis, in amounts believed to be customary and adequate. The Company is not aware of any outstanding claims or unasserted claims that are likely to be asserted against the Company or its affiliated practices, which would have a material impact on its financial position or results of operations.

The Company maintains all other traditional insurance coverages on either a fully insured or high-deductible basis, using loss funds for any estimated losses within the retained deductibles.

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

NOTE 11 – Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to the Company’s business and financial statements. The Company cannot assure that future changes in accounting rules would not require it to make retrospective application to its financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement does not require new fair value measurements, however for some entities, the application of this Statement changed current practice. In developing this standard, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS No. 157 as allowed by the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities. Due to the Company’s election under FSP 157-2, the Company has applied the provisions of the statement to its disclosures related to assets and

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

liabilities which are measured at fair value on a recurring basis (at least annually), which for the Company is limited to its interest rate swap. Partial adoption of the standard did not have a material impact on the Company’s consolidated results of operations or financial condition (see Note 3). The provisions of SFAS No. 157 related to other non-financial assets and liabilities, specifically the Company’s intangible management service agreements and goodwill assets and its fixed-rate long-term liabilities, will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s condensed consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity then reports unrealized gains and losses in earnings on items for which the fair value option has been elected, at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective beginning January 1, 2008. The Company did not apply the fair value option under SFAS No. 159 and, therefore, the statement did not have an impact on the Company’s condensed consolidated financial statements.

In June, 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective beginning January 1, 2008 and was adopted prospectively by the Company as of January 1, 2008 with no material impact on the Company’s condensed consolidated financial statements.

In June, 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF 07-3 was effective beginning January 1, 2008 and as the recipient, rather than the payer, of advance payments for clinical research services, EITF 07-3 did not have an impact on the Company’s condensed consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non-controlling interest in an acquiree and the resulting goodwill. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on the Company’s accounting for future business combinations once adopted but the effect is dependent upon acquisitions which may be made in the future.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially-owned subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, rather than a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impact and disclosures required by this standard.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently in the process of evaluating the new disclosure requirements under SFAS 161.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

In April, 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. These disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is still in the process of evaluating the impact of FSP 142-3 particularly as it relates to any future service agreements (see Note 4 regarding intangible assets currently held by the Company).

In May, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. Once SFAS 162 is effective, the statement is not expected to have an impact on the Company’s condensed consolidated financial statements.

In October, 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This staff position became effective upon issuance, including prior periods for which financial statements have not been issued. The Company has adopted this FSP for the condensed consolidated financial statements contained within this Form 10-Q without material impact to those condensed consolidated financial statements.

NOTE 12 – Financial Information for Subsidiary Guarantors and Non-Subsidiary Guarantors

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

Presented on the following pages are the condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, the condensed consolidating statement of operations for the three months and nine months ended September 30, 2008 and 2007, and the condensed consolidating statement of cash flows for the nine months ended September 30, 2008 and 2007 for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of September 30, 2008, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, Oregon Cancer Center, Ltd., and CCCN NW Building JV, LLC.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of September 30, 2008

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$99,599	$1	$—		$99,600
Accounts receivable	—	331,852	9,723	—		341,575
Other receivables	—	92,875	—	—		92,875
Prepaid expenses and other current assets	2	19,913	—	—		19,915
Inventories	—	113,925	—	—		113,925
Deferred income taxes	5,494	—	—	—		5,494
Due from affiliates	666,425	—	—	(600,230	) (a)	66,195
Investment in subsidiaries	355,918	—	—	(355,918	) (b)	—

Total current assets	1,027,839	658,164	9,724	(956,148)		739,579
Property and equipment, net	—	355,218	42,809	—		398,027
Service agreements, net	—	270,001	4,581	—		274,582
Goodwill	—	371,677	5,593	—		377,270
Other assets	26,118	38,443	1,627			66,188

	$1,053,957	$1,693,503	$64,334	$(956,148)		$1,855,646

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$29,875	$—	$1,203	$—		$31,078
Accounts payable	—	258,606	1,100	—		259,706
Intercompany accounts	(249,113)	252,290	(3,177)	—		—
Due to affiliates	7,195	752,064	6,222	(600,230	) (a)	165,251
Accrued compensation cost	—	40,120	551	—		40,671
Accrued interest payable	11,373	—	—	—		11,373
Income taxes payable	13,439	—	—	—		13,439
Other accrued liabilities	—	39,109	(625)	—		38,484

Total current liabilities	(187,231)	1,342,189	5,274	(600,230)		560,002
Deferred revenue	—	7,092	—	—		7,092
Deferred income taxes	30,319	—	—	—		30,319
Long-term indebtedness	1,038,716	2,487	18,915	—		1,060,118
Other long-term liabilities	—	8,819	3,596	—		12,415

Total liabilities	881,804	1,360,587	27,785	(600,230)		1,669,946

Commitments and contingencies
Minority interests	—	—	13,547	—		13,547
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	537,976	—	—	—		537,976
Retained earnings (deficit)	(365,824)	—	—	—		(365,824)
Subsidiary equity	—	332,916	23,002	(355,918	) (b)	—

Total stockholder’s equity	172,153	332,916	23,002	(355,918)		172,153

Total liabilities and stockholder’s equity	$1,053,957	$1,693,503	$64,334	$(956,148)		$1,855,646

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2007

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$149,255	$1	$—		$149,256
Accounts receivable	—	309,030	9,946	—		318,976
Other receivables	—	120,285	—	—		120,285
Prepaid expenses and other current assets	7	22,794	—	—		22,801
Inventories	—	82,822	—	—		82,822
Deferred income taxes	4,260	—	—	—		4,260
Due from affiliates	740,894	—	—	(680,599	) (a)	60,295
Investment in subsidiaries	651,999	—	—	(651,999	) (b)	—

Total current assets	1,397,160	684,186	9,947	(1,332,598)		758,695
Property and equipment, net	—	360,837	38,784	—		399,621
Service agreements, net	—	218,832	5,018	—		223,850
Goodwill	—	751,677	5,593	—		757,270
Other assets	31,426	36,258	1,530	—		69,214

	$1,428,586	$2,051,790	$60,872	$(1,332,598)		$2,208,650

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$37,550	$95	$968	$—		$38,613
Accounts payable	—	240,318	775	—		241,093
Intercompany accounts	(249,113)	251,812	(2,699)	—		—
Due to affiliates	7,132	841,866	8,866	(680,599	) (a)	177,265
Accrued compensation cost	—	29,366	679	—		30,045
Accrued interest payable	24,949	—	—	—		24,949
Deferred income taxes	6,735	—	—	—		6,735
Other accrued liabilities	—	38,549	(786)	—		37,763

Total current liabilities	(172,747)	1,402,006	7,803	(680,599)		556,463
Deferred revenue	—	8,380	—	—		8,380
Deferred income taxes	33,532	—	—	—		33,532
Long-term indebtedness	1,013,478	2,239	15,852	—		1,031,569
Other long-term liabilities	—	7,435	3,731	—		11,166

Total liabilities	874,263	1,420,060	27,386	(680,599)		1,641,110

Commitments and contingencies
Minority interests	—	—	13,217	—		13,217
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	549,186	—	—	—		549,186
Retained earnings	5,136	—	—	—		5,136
Subsidiary equity	—	631,730	20,269	(651,999	) (b)	—

Total stockholder’s equity	554,323	631,730	20,269	(651,999)		554,323

Total liabilities and stockholder’s equity	$1,428,586	$2,051,790	$60,872	$(1,332,598)		$2,208,650

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$544,657	$11,702	$—		$556,359
Service revenue	—	256,020	9,357	—		265,377

Total revenue	—	800,677	21,059	—		821,736
Cost of products	—	525,725	11,304	—		537,029
Cost of services:
Operating compensation and benefits	—	126,887	4,271	—		131,158
Other operating costs	—	80,533	777	—		81,310
Depreciation and amortization	—	16,461	1,437	—		17,898

Total cost of services	—	223,881	6,485	—		230,366
Total cost of products and services	—	749,606	17,789	—		767,395
General and administrative expense	59	18,019	—	—		18,078
Impairment and restructuring charges	—	271	—	—		271
Depreciation and amortization	—	7,684	—	—		7,684

	59	775,580	17,789	—		793,428

Income (loss) from operations	(59)	25,097	3,270	—		28,308
Other income (expense)
Interest expense, net	(22,136)	(167)	(376)	—		(22,679)
Minority interest expense	—	(33)	(682)	—		(715)
Other income (expense), net	—	—	—	—		—

Income (loss) before income taxes	(22,195)	24,897	2,212	—		4,914
Income tax benefit (provision)	(1,039)	—	—	—		(1,039)
Equity in subsidiaries	27,109	—	—	(27,109	) (a)	—

Net income	$3,875	$24,897	$2,212	$(27,109)		$3,875

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$475,824	$12,193	$—		$488,017
Service revenue	—	247,446	8,351	—		255,797

Total revenue	—	723,270	20,544	—		743,814
Cost of products	—	466,669	11,959	—		478,628
Cost of services:
Operating compensation and benefits	—	117,205	4,084	—		121,289
Other operating costs	—	72,018	1,159	—		73,177
Depreciation and amortization	—	18,203	1,012	—		19,215

Total cost of services	—	207,426	6,255	—		213,681
Total cost of products and services	—	674,095	18,214	—		692,309
General and administrative expense	156	20,021	—	—		20,177
Impairment and restructuring charges	—	960	—	—		960
Depreciation and amortization	—	4,024	—	—		4,024

	156	699,100	18,214	—		717,470

Income (loss) from operations	(156)	24,170	2,330	—		26,344
Other income (expense)
Interest expense, net	(24,899)	1,960	(410)	—		(23,349)
Intercompany interest	6,042	(6,042)	—	—		—
Minority interest expense	—	—	(539)	—		(539)

Income (loss) before income taxes	(19,013)	20,088	1,381	—		2,456
Income tax benefit (provision)	(55)	—	—	—		(55)
Equity in subsidiaries	21,469	—	—	(21,469	) (a)	—

Net income	$2,401	$20,088	$1,381	$(21,469)		$2,401

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,624,032	$32,638	$—		$1,656,670
Service revenue	—	776,838	28,010	—		804,848

Total revenue	—	2,400,870	60,648	—		2,461,518
Cost of products	—	1,578,909	31,732	—		1,610,641
Cost of services:
Operating compensation and benefits	—	378,921	12,511	—		391,432
Other operating costs	—	234,180	3,364	—		237,544
Depreciation and amortization	—	52,127	3,125	—		55,252

Total cost of services	—	665,228	19,000	—		684,228
Total cost of products and services	—	2,244,137	50,732	—		2,294,869
General and administrative expense	248	59,058	—	—		59,306
Impairment and restructuring charges	—	382,041	—	—		382,041
Depreciation and amortization	—	21,967	—	—		21,967

	248	2,707,203	50,732	—		2,758,183

Income (loss) from operations	(248)	(306,333)	9,916	—		(296,665)
Other income (expense)
Interest expense, net	(70,010)	1,780	(1,083)	—		(69,313)
Minority interest expense	—	(405)	(2,042)	—		(2,447)
Other income (expense), net	—	1,370	—	—		1,370

Income (loss) before income taxes	(70,258)	(303,588)	6,791	—		(367,055)
Income tax benefit (provision)	(3,905)	—	—	—		(3,905)
Equity in subsidiaries	(296,797)	—	—	296,797	(a)	—

Net income (loss)	$(370,960)	$(303,588)	$6,791	$296,797		$(370,960)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,424,960	$35,232	$—		$1,460,192
Service revenue	—	744,176	24,840	—		769,016

Total revenue	—	2,169,136	60,072	—		2,229,208
Cost of products	—	1,393,796	34,461	—		1,428,257
Cost of services:
Operating compensation and benefits	—	345,045	12,032	—		357,077
Other operating costs	—	216,614	3,308	—		219,922
Depreciation and amortization	—	51,669	2,921	—		54,590

Total cost of services	—	613,328	18,261	—		631,589
Total cost of products and services	—	2,007,124	52,722	—		2,059,846
General and administrative expense	313	63,324	—	—		63,637
Impairment and restructuring charges	—	8,355	—	—		8,355
Depreciation and amortization	—	11,285	—	—		11,285

	313	2,090,088	52,722	—		2,143,123

Income (loss) from operations	(313)	79,048	7,350	—		86,085
Other income (expense)
Interest expense, net	(73,753)	3,608	(1,049)	—		(71,194)
Intercompany interest	18,125	(18,125)	—	—		—
Minority interest expense	—	—	(1,876)	—		(1,876)

Income (loss) before income taxes	(55,941)	64,531	4,425	—		13,015
Income tax benefit (provision)	(6,130)	(1)	—	—		(6,131)
Equity in subsidiaries	68,955	—	—	(68,955	)(a)	—

Net income	$6,884	$64,530	$4,425	$(68,955)		$6,884

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,584)	$76,116	$5,783	$77,315

Cash flows from investing activities:
Acquisition of property and equipment	—	(53,219)	(6,818)	(60,037)
Net payments in affiliation transactions	32,836	(74,052)	—	(41,216)
Net proceeds from sale of assets	—	3,747	—	3,747
Distributions from minority interests	—	1,493	—	1,493
Investment in unconsolidated subsidiary	—	(3,486)	—	(3,486)

Net cash provided by (used in) investing activities	32,836	(125,517)	(6,818)	(99,499)

Cash flows from financing activities:
Proceeds from other indebtedness	—	—	4,000	4,000
Net borrowings under revolving facility	20,000	—	—	20,000
Repayment of term loan	(34,937)	—	—	(34,937)
Repayment of other indebtedness	(336)	(255)	(702)	(1,293)
Debt financing costs	—	—	(103)	(103)
Distributions to minority interests	—	—	(2,626)	(2,626)
Contributions from minority interests	—	—	466	466
Net distributions to parent	(13,004)	—	—	(13,004)
Contributions of proceeds from exercise of stock options	25	—	—	25

Net cash provided by (used in) financing activities	(28,252)	(255)	1,035	(27,472)

Decrease in cash and cash equivalents	—	(49,656)	—	(49,656)
Cash and cash equivalents:
Beginning of period	—	149,255	1	149,256

End of period	$—	$99,599	$1	$99,600

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$231,874	$(112,695)	$4,203	$123,382

Cash flows from investing activities:
Acquisition of property and equipment	—	(68,371)	(1,903)	(70,274)
Payments in affiliation transactions	—	(134)	—	(134)
Investment in unconsolidated subsidiary	—	(4,918)	—	(4,918)
Net proceeds from sale of assets	—	750	—	750

Net cash used in investing activities	—	(72,673)	(1,903)	(74,576)

Cash flows from financing activities:
Proceeds from other indebtedness	658	—	665	1,323
Repayment of term loan	(6,255)	—	—	(6,255)
Repayment of other indebtedness	(1,228)	(454)	(455)	(2,137)
Debt financing costs	(83)	—	—	(83)
Repayment of advance to parent	(150,000)	—	—	(150,000)
Distributions to minority interests	—	1,205	(2,509)	(1,304)
Net distributions to parent	(75,501)	—	—	(75,501)
Contributions of proceeds from exercise of stock options	535	—	—	535

Net cash provided by (used in) financing activities	(231,874)	751	(2,299)	(233,422)

Decrease in cash and cash equivalents	—	(184,617)	1	(184,616)
Cash and cash equivalents:
Beginning of period	—	281,766	—	281,766

End of period	$—	$97,149	$1	$97,150

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on February 29, 2008, and subsequent filings.

General

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.” US Oncology, headquartered in Houston, Texas, supports one of the nation’s largest cancer treatment and research networks. As of September 30, 2008, our network included:

•	1,227 affiliated physicians

•	485 sites of service

•	80 comprehensive cancer centers and 12 facilities providing radiation therapy only

•	A clinical trial program currently managing 67 active clinical trials

•	A pharmaceutical distribution business currently distributing $2.2 billion annually in oncology pharmaceuticals from its 75,000 square foot distribution facility

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

We provide practice management services primarily under comprehensive services agreements in both our medical oncology and cancer center services segments. Financial results relating to these services are reflected in the appropriate segment. Under comprehensive service agreements with affiliated practices, we provide services designed to encompass all of the non-clinical aspects of practice management. We also contract with practices solely for the purchase and management of specialty oncology pharmaceuticals under our oncology pharmaceutical services (“OPS”) model, which does not encompass all of our other services. OPS revenues are included in our pharmaceutical services segment. A more complete description of the services we provide to network practices is included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008.

An ongoing initiative is expanding our network of affiliated physicians. We plan to grow in three ways. First, we seek to enter into comprehensive service agreements with practices in new markets and expand those where we already have a regional presence. By seeking new markets we can grow our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. Second, we intend to grow our OPS network of physicians by continuing to offer and develop our OPS relationships. Third, we intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with other established practices. On a local level, this helps our affiliated practices solidify their standing in local communities, while taking advantage of efficiencies that result from leveraging existing local assets and infrastructure.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

In addition to providing services to, and expanding our network of affiliated physicians, we capitalize on our network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America. These services include:

•	Group Purchasing Organization (“GPO”) services. We negotiate purchasing contracts with pharmaceutical manufacturers and other vendors, administer the contracts and provide related services.

•

Pharmaceutical Distribution services. Through our distribution center in Fort Worth, Texas, we supply approximately 95% of pharmaceuticals (in dollar terms) administered by our network of affiliated practices. We believe our own distribution operation gives us an opportunity to enhance efficiency within our network, and affords us the opportunity to protect the safety and authenticity of drugs used by our practices as a result of our control of the pharmaceuticals directly from the manufacturer to the patient.

•

Information, Marketing and Analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product-related services.

•

Reimbursement Support services. In July, 2006, we acquired AccessMed, a provider of reimbursement hotline and patient assistance programs located in Overland Park, Kansas, to expand our services offered to pharmaceutical manufacturers and also allows us to centralize the appeals and patient financial assistance processes for affiliated practices.

•

Oral Oncology Specialty Pharmacy services. We launched our oral oncology specialty pharmacy and mail order business at our Fort Worth facility on August 1, 2006. Our specialty pharmacy business also enables us to integrate oral pharmaceuticals into our management of the overall continuum of care for patients. This new capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing power to reduce costs. The service is an offering that is also available to patients outside of our affiliated network practices. In addition to providing patients with pharmaceuticals, we provide patient counseling services that are directed toward appropriate use of medications, monitoring of side effects and complications and reimbursement issues.

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2008 is to:

•

Increase the financial strength of network practices by expanding their service offerings, consolidating their local market position and supporting clinical initiatives that help ensure the continued delivery of high quality and effective cancer care to their patients.

•

Further enhance the network’s ability to deliver high quality cancer care. The Practice Quality and Efficiency (“PQE”) initiative is being led by the network’s National Policy Board and by various physician committees and task forces. The initiative includes implementing an evidence-based approach to medical decision making, defining the key elements of a comprehensive quality program, and enhancing practice capacity to treat new patients. The network’s evidence-based medicine initiative and oncology-specific electronic medical records system continue to experience strong adoption among physicians and practices.

•

Introduce Disease Management programs for patients and payers. During the three months ended September 30, 2008, the Company launched Innovent, an offering to payers focused on delivering high quality care in a cost-effective manner that incorporates evidence-based clinical pathways, care monitoring and end-of-life planning.

•

Expand our national billing and collection service, Oncology Reimbursement Solutions (“ORS”), which was launched during the three months ended December 31, 2007. ORS is designed to better support practices affiliated with us under comprehensive service arrangements and as an additional service offering for affiliated

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

practices under the OPS model and practices that are not part of our network. ORS integrates our patient and third party reimbursement expertise with our AccessMed service, which assists patients without coverage in finding alternative reimbursement, with the aim of expediting the billing and collection effort, and improving revenue cycle management.

•

Expand our Pharmaceutical services. Through its Healthcare Informatics, Market Focus and Oncology University services, the Company provides a wide array of sophisticated clinical data management services, market research, marketing and related services for pharmaceutical manufacturers and payers.

•

Further leverage our pharmaceutical distribution operations. During 2005 we completed development of our pharmaceutical distribution operations as part of our strategy to broaden the range of services offered to affiliated practices and pharmaceutical manufacturers. We believe that by controlling the distribution channel for pharmaceuticals from manufacturer to patient, we are able to enhance efficiency within our network, and better ensure the safety and authenticity of drugs used by our practices.

Economic Models

We provide a range of services to our network of affiliated practices with the mission of expanding access to and improving the quality of cancer care in local communities. We provide these services through two economic models: a comprehensive services model, under which we provide all of our practice management services under a single contract with one fee based on overall performance; and our oncology pharmaceutical services (“OPS”) model, under which medical oncology practices contract with the Company to purchase only pharmaceutical services. Most of our revenues, approximately 80.9% during the nine months ended September 30, 2008, are derived under the comprehensive services model.

Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we are reimbursed for expenses that we incur in connection with managing a practice, including rent, pharmaceutical expense and salaries and benefits of non-physician employees of the practices, and are paid an additional fee based upon a percentage of the practice’s earnings before income taxes. To further align ours and our affiliated practices’ economic incentives, these fees are subject to downward adjustments to incentivize the affiliated practices’ efficient use of capital and efficiency in pharmaceutical ordering and management through our distribution facility. During the nine months ended September 30, 2008, 80.6% of our revenue was derived from comprehensive service agreements related to practices managed under the earnings model. The remainder of our comprehensive service agreements for our current practices for the nine months ended September 30, 2008 are on a fixed management fee basis, as required in some states. Under our comprehensive services model, we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally manage the non-medical business functions of such practices, while our affiliated physicians control all medical functions.

To help manage the business operations of our affiliated practices under the comprehensive services model and facilitate communication with our affiliated physicians, each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. The board’s responsibilities include strategic planning, decision-making and preparation of an annual budget. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. We are responsible for all non-medical decisions, including billing, information systems management and marketing.

Under our OPS agreements which represent 16.1% of revenue during the nine months ended September 30, 2008, fees include payment for pharmaceuticals and supplies used by the practice, reimbursement for certain pharmacy-related expenses and payment for the other services we provide. For example, we may receive a percentage of the cost of pharmaceuticals purchased by a practice or a fee for mixing pharmaceuticals. Rates for our services typically are based on the level of services required by the practice.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Forward-Looking Statements and Risk Factors

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) any statements contained herein regarding the prospects for any of our businesses or services and our development activities relating to physician affiliations and cancer centers; (iii) any statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans” or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond management’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Such risks and uncertainties include a general downturn in the U.S or global economy, the Company’s reliance on pharmaceuticals for the majority of its revenues, the Company’s ability to maintain favorable pharmaceutical pricing and favorable relationships with pharmaceutical manufacturers and other vendors, concentration of pharmaceutical purchasing and favorable pricing with a limited number of vendors, prescription drug reimbursement, such as reimbursement for ESA’s, and other reimbursement under Medicare (including reimbursement for radiation and diagnostic services), reimbursement for medical services by non-governmental payers and cost-containment efforts by such payers, including whether such payers adopt coverage guidelines regarding ESA’s or pharmaceutical reimbursement methodologies that are similar to Medicare coverage, other changes in the manner patient care is reimbursed or administered, the Company’s ability to service its substantial indebtedness and comply with related covenants in debt agreements, the Company’s ability to fund its operations through operating cash flow or utilization of its existing credit facility or its ability to obtain additional financing on acceptable terms, the instability of capital and credit markets, including the potential that certain financial institutions may be unable to fund existing financing commitments, the Company’s ability to implement strategic initiatives, the Company’s ability to maintain good relationships with existing practices and expand into new markets and development of existing markets, modifications to, and renegotiation of, existing economic arrangements, the Company’s ability to complete cancer centers and PET facilities currently in development and its ability to recover investments in cancer centers, government regulation and enforcement, increases in the cost of providing cancer treatment services, the operations of the Company’s affiliated physician practices, and potential impairments that could result from declining market valuations and other economic factors.

Please refer to our filings with the SEC, including our Annual Report on Form 10-K, filed with the SEC on February 29, 2008, and subsequent filings, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

Reimbursement Matters

Pharmaceutical Reimbursement

Erythropoiesis-stimulating agents (“ESA’s”) are widely-used drugs for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive to treat their cancer. ESA’s have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. ESA’s are administered to increase levels of healthy red blood cells and are an alternative to blood transfusions.

During the three months ended March 31, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESA’s which was later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESA’s. Partly in response to such warnings,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

certain Medicare intermediaries ceased reimbursement for ESA’s administered to patients who are not current or recent chemotherapy recipients at the time of administration. In addition, intermediaries have revised usage guidelines for ESA’s in other circumstances. The FDA advisory and subsequent intermediary actions led Medicare (“Centers for Medicare and Medicaid Services” or “CMS”) to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESA’s for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESA’s in patients who are not currently receiving chemotherapy as discussed above. The NCD includes determinations that eliminate coverage for anemia not related to cancer treatment. Coverage was also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than was common practice prior to the NCD; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

On July 30, 2008, FDA published a final new label for the ESA drugs Aranesp and Procrit. This action was taken contemporaneously to the previous NCD. Unlike the NCD from CMS, the label indication directs appropriate physician prescribing and applies to all patients and payers. As anticipated, a Risk Evaluation and Mitigation Strategy (“REMS”) proposal by manufacturers was filed with the FDA in late August, 2008. The REMS will focus on future ESA prescribing and is projected to require additional patient consent/education requirements, medical guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for the manufacturers to implement the new program is uncertain, however we believe it may take at least 6-12 months. Once implemented, the REM will outline additional, if any, procedural steps that will be required for qualified physicians to order and prescribe ESAs for their patients.

The label was effective as of August 14, 2008, and primarily changed the labeled use of ESA’s in the following areas:

•	ESA’s are “not indicated” for patients receiving chemotherapy when the anticipated outcome is cure.

•	ESA therapy should not be initiated when hemoglobin levels are ≥10 grams per deciliter (“g/dL”).

•	References in the labeling to an upper limit of 12 g/dL have been removed.

The FDA did not adopt an Oncology Drug Advisory Committee recommendation to limit ESA in head/neck and breast cancers, or any other tumor type which significantly reduced the impact of a possible decrease in utilization. In addition, we believe many affiliated physicians have already changed their ESA prescribing patterns as a result of statements and actions of FDA and CMS over the past 18 months with a number of current prescribing patterns already consistent with the new label.

A condensed financial summary of our revenue and operating income attributable to ESA’s administered by our network of affiliated physicians is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$20.2	$30.7	$72.2	$113.5
Less: Operating Costs	(13.3)	(18.3)	(46.3)	(66.2)

Income from Operations	$6.9	$12.4	$25.9	$47.3

These financial results reflect the combined effect of results from our Medical Oncology Services segment which relate primarily to the administration of ESA’s by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers. In addition, there was an increase in ESA pricing that became effective during the three months ended March 31, 2008 and another increase effective during the three months ended September 30, 2008, the impacts of which are included in these 2008 financial results.

Because the use of ESA’s relates to specific clinical determinations and we do not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and risks related to ESA use. A significant decline in ESA usage has had an adverse affect on the Company’s results of

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Decreasing financial performance of affiliated practices as a result of declining ESA usage also affects their relationship with the Company and, in some instances, has led to increased pressure to amend the terms of their management services agreements. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESA’s. In addition, reduced utilization of ESA’s adversely impacted our pricing from ESA manufacturers. The Company, however, has entered into an agreement with one manufacturer effective October 1, 2008, for several pharmaceuticals, including ESA’s, which will reduce the cost of the ESA’s. In addition, a portion of price adjustments previously received by the Company in the form of rebates will now be received as a direct discount to the invoice cost. The Company expects a $35.0 million to $40.0 million reduction of cash on hand over the next several months as the benefit of receiving discounts at the time of purchase, rather than as rebates after the end of a measurement period, will be more than offset by the acceleration of rebate payments made to affiliated physicians. Prior to this change, rebates were distributed to affiliated physicians in the quarter subsequent to collection from the manufacturers.

We expect continued payer scrutiny of the side effects of ESA products and other drugs that represent significant costs to payers. Such scrutiny by payers or additional scientific data could lead to future restrictions on usage or reimbursement for other pharmaceuticals as a result of payer or FDA action or reductions in usage as a result of the independent determination of oncologists practicing in our network. Any such reduction could have an adverse effect on our business. In our evidence-based medicine initiative, affiliated physicians continually review emerging scientific information to develop clinical pathways for use in oncology and remain engaged with payers in determining optimal usage for all pharmaceuticals.

Reimbursement for Physician Services

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. On November 1, 2007, CMS issued a physician fee schedule update for 2008 to be set under the statutory formula which was to be effective as of January 1, 2008. Under the CMS release, the 2008 conversion factor would have been 10.1% lower than the 2007 rates. However, as a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, effective for claims with dates of service from January 1, 2008 through June 30, 2008, the update to the conversion factor was an increase of 0.5% over the 2007 rates; and as a result of the Medicare Improvements for Patients and Providers Act of 2008 passed by Congress on July 15, 2008, the conversion factor for claims with dates of service from July 1, 2008 through December 31, 2008, will remain at the threshold of 0.5% over 2007 rates currently in effect.

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare payment rates and policy changes that will go into effect for services furnished by physicians and non-physician practitioners on or after January 1, 2009. The financial impact cannot be estimated at this time.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full on January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). During both the three months ended September 30, 2008 and 2007, this change in reimbursement increased pre-tax income by $0.3 million over the comparable prior year periods for Medicare non-drug reimbursement. During the nine months ended September 30, 2008 and 2007, this change in reimbursement increased pre-tax income by $0.9 million and $1.0 million, respectively, over the comparable prior year periods for Medicare non-drug reimbursement.

Imaging Reimbursement

The Deficit Reduction Act (“DRA”), passed in February, 2006, contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services was capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. As a result, effective January 1, 2007, Medicare reimbursement was limited to

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the three months and nine months ended September 30, 2007, the reduced reimbursement for these imaging services reduced pre-tax income by $2.2 million and $6.4 million, respectively, compared to the corresponding periods of 2006. During 2008, the HOPPS rates increased, compared to 2007, resulting in an increase in pre-tax income in imaging reimbursement of approximately $0.3 million and $1.0 million for services provided during the three months and nine months ended September 30, 2008.

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

Summary

Many factors impact the reimbursement for treatment provided by the Company’s affiliated practices. As experienced during the past year, new information regarding the possible effects of ESAs brought about changes from the FDA, CMS, physicians and patients in determining the most appropriate and effective use of those drugs. The most recent was from the FDA which published a revised label changing the use of ESAs and a Risk Evaluation and Mitigation Strategy, containing additional patient consent/education requirements, medical guides and physician registration requirements, filed with the FDA in August, 2008. The impact of these actions to the Company is not yet known, however, during the three months ended September 30, 2008, ESAs contributed $6.9 million in income from operations. Another recent action impacting 2008 reimbursement was the July 13, 2008 action by Congress regarding the reimbursement for physician services. This action eliminates the 10.6% reimbursement reduction that was to be effective July, 2008, and maintains the rate applied in the first half of the year through the end of 2008.

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

In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded charges to reflect revisions in our valuation of accounts receivable as a result of actual collection patterns. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers, such as the changes in Medicare reimbursement. As a result of declining profitability and lower market valuations, the Company recorded an impairment charge of $380.0 million related to goodwill in its Medical Oncology Services segment (see “Results of Operations – Impairment and Restructuring Charges”) during the three months ended March 31, 2008.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company tests for impairment of goodwill on at least an annual basis and more frequently if events or circumstances arise that indicate the recorded value of goodwill may not be recoverable. The Company’s practice has been to perform its annual assessment of goodwill as of the first day of its fiscal fourth quarter and to complete the assessment in connection with preparation of its year-end financial statements. After the impairment charge recorded during the three months ended March 31, 2008, the Company estimated the fair value of its Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments exceeded their carrying values by approximately $163.0 million, $35.0 million and $109.0 million, respectively. As of September 30, 2008, goodwill associated with the Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments was $28.9 million, $191.4 million and $156.9 million, respectively. Adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company and its operating segments, could result in future non-cash impairment charges.

Refer to the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K filed with the SEC on February 29, 2008, and subsequent filings, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These critical accounting policies include our policy for recognition of revenue from affiliated practices, valuation of accounts receivable, stock-based compensation, impairment of long-lived assets, and volume-based pharmaceutical rebates.

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot assure you that future changes in accounting rules would not require us to make retrospective application to our financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement does not require new fair value measurements, however for some entities, the application of this Statement changed current practice. In developing this standard, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS No. 157 as allowed by the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities. Due to the Company’s election under FSP 157-2, the Company has applied the provisions of the statement to its disclosures related to assets and liabilities which are measured at fair value on a recurring basis (at least annually), which for the Company is limited to its interest rate swap. Partial adoption of the standard did not have a material impact on the Company’s consolidated results of operations or financial condition (see Note 3). The provisions of SFAS No. 157 related to other non-financial assets and liabilities, specifically the Company’s intangible management service agreements and goodwill assets and its fixed-rate long-term liabilities, will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s condensed consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity then reports unrealized gains and losses in earnings on items for which the fair value option has been elected, at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective beginning January 1, 2008. We did not apply the fair value option under SFAS No. 159 and, therefore, the statement did not have an impact on the Company’s condensed consolidated financial statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

In June, 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective beginning January 1, 2008 and was adopted prospectively as of January 1, 2008 with no material impact on the Company’s condensed consolidated financial statements.

In June, 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF 07-3 was effective beginning January 1, 2008 and as the recipient, rather than the payer, of advance payments for clinical research services, EITF 07-3 did not have an impact on the Company’s condensed consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non-controlling interest in an acquiree and the resulting goodwill. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on the Company’s accounting for future business combinations once adopted but the effect is dependent upon acquisitions which may be made in the future.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially-owned subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, rather than a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impact and disclosures required by this standard.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently in the process of evaluating the new disclosure requirements under SFAS 161.

In April, 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. These disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are still in the process of evaluating the impact of FSP 142-3 particularly as it relates to any future service agreements (see Note 4 to the condensed consolidated financial statements regarding intangible assets currently held by the Company).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

In May, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections”. Once SFAS 162 is effective, the statement is not expected to have an impact on the Company’s condensed consolidated financial statements.

In October, 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This staff position became effective upon issuance, including prior periods for which financial statements have not been issued. We have adopted this FSP for the condensed consolidated financial statements contained within this Form 10-Q without material impact to those condensed consolidated financial statements.

Discussion of Non-GAAP Information

In this report, the Company defines the term “EBITDA” as earnings before interest, taxes, depreciation and amortization (including amortization of stock-based compensation), minority interest and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in the Company’s GAAP-based financial statements. A reconciliation of EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statement of Cash Flows is included in this quarterly report.

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

As a non-GAAP measure, EBITDA should not be viewed as an alternative to the Company’s income or loss from operations, as an indicator of operating performance, or the Company’s cash flow from operations as a measure of liquidity. For example, EBITDA does not reflect:

•	the Company’s significant interest expense, or the cash requirements necessary to service interest and principal payments on the Company’s indebtedness;

•	cash requirements for the replacement of capital assets being depreciated and amortized, which typically must be replaced in the future, even though depreciation and amortization are non-cash charges;

•	changes in, or cash equivalents available for, the Company’s working capital needs;

•	the Company’s cash expenditures, or future requirements, for other capital expenditure or contractual commitments; and

•	the fact that other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

In all events, EBITDA is not intended to be a substitute for GAAP measures. Investors are advised to review such non-GAAP measures in conjunction with GAAP information provided by us.

Results of Operations

As of September 30, 2008 and 2007, respectively, we have affiliated with the following number of physicians (including those under OPS agreements), by specialty:

	September 30,
	2008	2007
Medical oncologists/hematologists	1,006	963
Radiation oncologists	159	149
Other oncologists	62	52

Total physicians	1,227	1,164

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive and OPS agreements:

Comprehensive Service Agreements(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Affiliated physicians, beginning of period	951	892	903	879
Physician practice affiliations	6	—	65	16
Recruited physicians	30	31	40	45
Retiring/Other	(12)	(8)	(31)	(28)
Net conversions to/from OPS agreements	—	—	(2)	3

Affiliated physicians, end of period	975	915	975	915

Oncology Pharmaceutical Services Agreements(2)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Affiliated physicians, beginning of period	269	230	296	188
Physician practice affiliations	4	20	27	77
Physician practice separations	(7)	(1)	(52)	(10)
Retiring/Other	(14)	—	(21)	(3)
Net conversions to/from comprehensive service agreements	—	—	2	(3)

Affiliated physicians, end of period	252	249	252	249

Affiliated physicians, end of period	1,227	1,164	1,227	1,164

(1)	Operations related to comprehensive service agreements are included in the medical oncology and cancer center services segments.
(2)	Operations related to OPS agreements are included in the pharmaceutical services segment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cancer Centers, beginning of period	80	79	77	80
Cancer Centers opened	—	1	4	2
Cancer Centers closed	—	—	(1)	(2)

Cancer Centers, end of period	80	80	80	80

Radiation oncology-only facilities, end of period	12	11	12	11

Total Radiation Oncology Facilities (1)	92	91	92	91

Linear Accelerators (2)	118	115	118	115

PET Systems (2)	36	36	36	36

(1)	Includes 86 and 77 sites utilizing IMRT and/or IGRT technology at September 30, 2008 and 2007, respectively.
(2)	Includes 24 and 20 PET/CT systems at September 30, 2008 and 2007, respectively.

Over 80 percent of integrated cancer centers have access to PET technology through our network of 22 fixed and 14 mobile PET systems. Certain cancer centers may not have access to a PET system due to certificate of need restrictions, because volumes do not justify a dedicated system or the location is not accessible via an existing mobile route.

Where justified by operating volumes or to provide more specialized treatment modalities, integrated cancer centers and radiation oncology-only facilities may have more than one linear accelerator at one particular cancer center.

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average Per Operating Day Statistics:
Medical oncology visits	10,712	10,045	10,708	9,963
Radiation treatments	2,697	2,690	2,720	2,719
IMRT treatments (included in radiation treatments)	665	601	651	594
PET scans	206	182	203	177
CT scans	785	750	775	734
Average Per Operating Day Same Store Statistics:
Medical oncology visits	10,180	9,790	10,007	9,618
Radiation treatments	2,533	2,592	2,535	2,616
IMRT treatments (included in radiation treatments)	592	587	566	568
PET scans	183	170	172	162
CT scans	720	699	677	676
New patients enrolled in research studies	718	769	2,633	2,238

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth the percentages of revenue represented by certain items reflected in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Three Months Ended September 30,				Three Months Ended September 30,
	2008		2007		2008		2007
Product revenue	$556,359	67.7%	$488,017	65.6%	$556,359	67.7%	$488,017	65.6%
Service revenue	265,377	32.3	255,797	34.4	265,377	32.3	255,797	34.4

Total revenue	821,736	100.0	743,814	100.0	821,736	100.0	743,814	100.0

Cost of products	537,029	65.4	478,628	64.3	537,029	65.4	478,628	64.3
Cost of services:
Operating compensation and benefits	131,158	16.0	121,289	16.3	131,158	16.0	121,289	16.3
Other operating costs	81,310	9.9	73,177	9.8	81,310	9.9	73,177	9.8
Depreciation and amortization	17,898	2.1	19,215	2.6	17,898	2.1	19,215	2.6

Total cost of services	230,366	28.0	213,681	28.7	230,366	28.0	213,681	28.7

Total cost of products and services	767,395	93.4	692,309	93.0	767,395	93.4	692,309	93.0
General and administrative expense	18,216	2.2	20,210	2.7	18,078	2.2	20,177	2.7
Impairment and restructuring charges	271	—	960	0.1	271	—	960	0.1
Depreciation and amortization	7,684	1.0	4,024	0.5	7,684	1.0	4,024	0.5

Total costs and expenses	793,566	96.6	717,503	96.3	793,428	96.6	717,470	96.3

Income from operations	28,170	3.4	26,311	3.7	28,308	3.4	26,344	3.7

Other expense:
Interest expense, net	(33,132)	(4.0)	(34,414)	(4.6)	(22,679)	(2.7)	(23,349)	(3.1)
Minority interest expense	(715)	(0.1)	(539)	(0.1)	(715)	(0.1)	(539)	(0.1)
Other income (expense)	(4,186)	(0.5)	(312)	—	—	—	—	—

Income (loss) before income taxes	(9,863)	(1.2)	(8,954)	(1.0)	4,914	0.6	2,456	0.5
Income tax benefit (provision)	4,110	0.5	4,760	0.6	(1,039)	(0.1)	(55)	—

Net income (loss)	$(5,753)	(0.7)%	$(4,194)	(0.4)%	$3,875	0.5%	$2,401	0.5%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Product revenue	$1,656,670	67.3%	$1,460,192	65.5%	$1,656,670	67.3%	$1,460,192	65.5%
Service revenue	804,848	32.7	769,016	34.5	804,848	32.7	769,016	34.5

Total revenue	2,461,518	100.0	2,229,208	100.0	2,461,518	100.0	2,229,208	100.0

Cost of products	1,610,641	65.4	1,428,257	64.1	1,610,641	65.4	1,428,257	64.1
Cost of services:
Operating compensation and benefits	391,432	15.9	357,077	16.0	391,432	15.9	357,077	16.0
Other operating costs	237,544	9.7	219,922	9.9	237,544	9.7	219,922	9.9
Depreciation and amortization	55,252	2.2	54,590	2.4	55,252	2.2	54,590	2.4

Total cost of services	684,228	27.8	631,589	28.3	684,228	27.8	631,589	28.3

Total cost of products and services	2,294,869	93.2	2,059,846	92.4	2,294,869	93.2	2,059,846	92.4
General and administrative expense	59,543	2.4	63,755	2.9	59,306	2.4	63,637	2.9
Impairment and restructuring charges	382,041	15.5	8,355	0.4	382,041	15.5	8,355	0.4
Depreciation and amortization	21,967	1.0	11,285	0.5	21,967	1.0	11,285	0.5

Total costs and expenses	2,758,420	112.1	2,143,241	96.2	2,758,183	112.1	2,143,123	96.2

Income (loss) from operations	(296,902)	(12.1)	85,967	3.8	(296,665)	(12.1)	86,085	3.8

Other expense:
Interest expense, net	(101,810)	(4.1)	(100,583)	(4.5)	(69,313)	(2.8)	(71,194)	(3.2)
Minority interest expense	(2,447)	(0.1)	(1,876)	(0.1)	(2,447)	(0.1)	(1,876)	(0.1)
Loss on early extinguishment of debt	—	—	(12,917)	(0.6)	—	—	—	—
Other income (expense)	(4,528)	(0.2)	(312)	—	1,370	0.1	—	—

Income (loss) before income taxes	(405,687)	(16.5)	(29,721)	(1.4)	(367,055)	(14.9)	13,015	0.5
Income tax benefit (provision)	9,688	0.4	9,577	0.4	(3,905)	(0.2)	(6,131)	(0.3)

Net income (loss)	$(395,999)	(16.1)%	$(20,144)	(1.0)%	$(370,960)	(15.1)%	$6,884	0.2%

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of incremental interest expense associated with Holdings’ floating rate notes, loss on early extinguishment of debt, interest rate swap gains/losses and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs, later in this discussion, (which includes interest and general and administrative expense) we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs incurred by Holdings.

We derive revenue primarily in four areas:

•

Comprehensive service fee revenues. Under our comprehensive service agreements, we recognize revenues equal to the reimbursement we receive for all expenses we incur in connection with managing a practice plus an additional management fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments.

•

Oncology pharmaceutical services fees. Under our OPS agreements, we bill practices for services rendered. These revenues include payment for all of the pharmaceutical agents used by the practice for which we pay the pharmaceutical manufacturers and a service fee for the pharmacy-related services we provide.

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

We retain all amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of their revenues our affiliated practices are entitled to retain by subtracting accrued practice expenses and our accrued fees from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. The amounts retained by physician groups are excluded from our revenue because they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we assist in financing their working capital.

Revenue

The following tables reflect our revenue by segment for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Medical oncology services	$557,402	$514,067	8.4%	$1,669,501	$1,558,740	7.1%
Cancer center services	91,996	89,125	3.2	274,321	262,814	4.4
Pharmaceutical services	633,960	568,243	11.6	1,881,833	1,683,110	11.8
Research and other services	14,544	11,877	22.5	42,182	38,923	8.4
Eliminations (1)	(476,166)	(439,498)	(8.3)	(1,406,319)	(1,314,379)	(7.0)

Total revenue	$821,736	$743,814	10.5%	$2,461,518	$2,229,208	10.4%

As a percentage of total revenue:

Medical oncology services	67.8%	69.1%		67.8%	69.9%
Cancer center services	11.2	12.0		11.1	11.8
Pharmaceutical services	77.1	76.4		76.5	75.5
Research and other services	1.8	1.6		1.7	1.7
Eliminations (1)	(57.9)	(59.1)		(57.1)	(58.9)

Total revenue	100.0%	100.0%		100.0%	100.0%

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment).

Medical Oncology Services. For the three months ended September 30, 2008, medical oncology services revenue was $557.4 million, an increase of $43.3 million, or 8.4 percent, from the three months ended September 30, 2007. The revenue increase reflects a 6.6 percent increase in average daily visits, due in part to 5.6 percent growth in our network of affiliated medical oncologists, as well as one additional operating day during the three months ended September 30, 2008. Partially offsetting the increase in visits was a reduction in the utilization of ESAs due to restrictions on their use along with safety concerns and reduced management fees due to contractual amendments in 2007.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Medical oncology services revenue for the nine months ended September 30, 2008 increased $110.8 million, or 7.1 percent, from the nine months ended September 30, 2007. In addition to the factors impacting the current quarter comparison, medical oncology services revenues for the nine months ended September 30, 2008, had a greater impact from the reduced ESA utilization compared to the nine months ended September 30, 2007 due to the timing of the FDA public health advisory which was issued in February, 2007, and the CMS national coverage decision which was released in July, 2007.

Cancer Center Services. Cancer center services revenue for the three months ended September 30, 2008 was $92.0 million, an increase of $2.9 million, or 3.2 percent from the three months ended September 30, 2007 which reflects a 6.3 percent increase in diagnostic scan volumes and a continued shift toward advanced targeted radiation therapies which increased by 10.6 percent compared to 2007.

For the nine months ended September 30, 2008, cancer center services revenue increased 4.4 percent over the same period of 2007. Similar to the quarterly comparison, the increase reflects a 7.4 percent increase in diagnostic scan volumes as well as a shift towards more technologically advanced radiation therapies which increased by 9.6 percent compared to 2007.

Pharmaceutical Services. Pharmaceutical services revenue for the three months ended September 30, 2008 was $634.0 million, an increase of $65.7 million, or 11.6 percent, over the comparable period of 2007. The revenue increase is primarily due to the net addition of 63 physicians affiliated through comprehensive service and OPS agreements since the close of the third quarter of 2007 as well as increased revenue from our oral oncology specialty pharmacy. The addition of physicians was partially offset by lower utilization of ESAs.

During the nine months ended September 30, 2008, pharmaceutical services revenue was $1,881.8 million, an increase of $198.7 million over the comparable 2007 period for the reasons discussed in the quarterly comparison.

Operating Costs

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Cost of products	$537,029	$478,628	12.2%	$1,610,641	$1,428,257	12.8%
Cost of services:
Operating compensation and benefits	131,158	121,289	8.1	391,432	357,077	9.6
Other operating costs	81,310	73,177	11.1	237,544	219,922	8.0
Depreciation and amortization	17,898	19,215	(6.9)	55,252	54,590	1.2

Total cost of services	230,366	213,681	7.8	684,228	631,589	8.3

Total cost of products and services	$767,395	$692,309	10.8	$2,294,869	$2,059,846	11.4

As a percentage of revenue:

Cost of products	65.4%	64.3%		65.4%	64.1%
Cost of services:
Operating compensation and benefits	16.0	16.3		15.9	16.0
Other operating costs	9.9	9.8		9.7	9.9
Depreciation and amortization	2.1	2.6		2.2	2.4

Total cost of services	28.0	28.7		27.8	28.3

Total cost of products and services	93.4%	93.0%		93.2%	92.4%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our medical oncology services segment and sold to practices affiliated under the OPS model in our pharmaceutical services segment. Product costs increased 12.2% and 12.8% over the three month and nine month periods, respectively, ended September 30, 2007, a rate in excess of revenue growth over the corresponding periods. As a percentage of revenue, cost of products was 65.4% and 64.3% in the three months ended September 30, 2008 and 2007, respectively, and 65.4% and 64.1% in the nine months ended September 30, 2008 and 2007, respectively. Contributing to the increase compared to prior year is a shift in use from ESA drugs to single source drugs by affiliated medical oncologists, as well as increased ESA drug pricing during 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Cost of Services. Cost of services includes compensation and benefits of our operating-level employees and employees of our affiliated practices other than physicians. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 28.0% and 28.7% in the three months ended September 30, 2008 and 2007, respectively, and 27.8% and 28.3% during the nine months ended September 30, 2008 and 2007, respectively, which reflects the leverage of our cost structure on an expanding revenue base.

Corporate Costs and Net Income (Loss) (US Oncology, Inc.)

Corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs of US Oncology, Inc. are presented in the table below. Incremental corporate costs of US Oncology Holdings, Inc. are addressed in a separate discussion below entitled “Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.”).

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2008	2007	Change		2008	2007	Change
General and administrative expense	$18,078	$20,177	(10.4)%		$59,306	$63,637	(6.8)%
Impairment and restructuring charges	271	960	nm	(1)	382,041	8,355	nm	(1)
Depreciation and amortization	7,684	4,024	91.0		21,967	11,285	94.7
Interest expense, net	22,679	23,349	(2.9)		69,313	71,194	(2.6)
Other (income) expense	—	—	nm	(1)	(1,370)	—	nm	(1)
Minority interest expense	715	539	32.7		2,447	1,876	30.4

As a percentage of revenue:

General and administrative expense	2.2%	2.7%			2.4%	2.9%
Impairment and restructuring charges	—	0.1			15.5	0.4
Depreciation and amortization	1.0	0.5			1.0	0.5
Interest expense, net	2.7	3.1			2.8	3.2
Other (income) expense	—	—			0.1	—
Minority interest expense	(0.1)	0.1			(0.1)	0.1

(1)	Not meaningful

General and Administrative. General and administrative expense was $18.1 million for the three months ended September 30, 2008 and $20.2 million for the same period in 2007. During the nine months ended September 30, 2008 and 2007, general and administrative expense was $59.3 million and $63.6 million, respectively. General and administrative expense during the three months and nine months ended September 30, 2008 decreased from the comparable prior year periods due to the management of overhead costs, particularly in areas such as meeting expenses, advertising costs and professional fees. General and administrative expense represented 2.2% and 2.7% of revenue, respectively, for the three months ended September 30, 2008 and 2007, and 2.4% and 2.9% of revenue, respectively, for the nine months ended September 30, 2008 and 2007.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Impairment and Restructuring Charges.

Impairment and restructuring charges recognized during the three months and nine months ended September 30, 2008 and 2007 consisted of the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Goodwill	$—	$—	$380,000	$—
Severance Costs	271	—	1,933	—
Service Agreements, net	—	308	—	4,633
Property and Equipment, net	—	652	—	3,164
Future Lease Obligations	—	—	—	558
Other	—	—	108	—

Total	$271	$960	$382,041	$8,355

During the three months and nine months ended September 30, 2008, charges of $0.3 million and $1.9 million, respectively, were recognized primarily related to employee severance costs for which payments have been made as of October 31, 2008. Also during the nine months ended September 30, 2008, we recognized a $380.0 million impairment charge to goodwill in our Medical Oncology Services segment. In connection with the preparation of the financial statements for the three months ended March 31, 2008, and as a result of the decline in the financial performance of the Medical Oncology Services segment, we assessed the recoverability of goodwill related to that segment. Through strategic initiatives to diversify operations, we have become less dependent on our medical oncology segment as a source of earnings since goodwill was initially recognized in connection with the Merger in August 2004. For 2004, medical oncology services represented approximately 70 percent of our earnings with the remaining 30 percent generated through radiation oncology, diagnostics and pharmaceutical services. During the three months ended March 31, 2008, these services, as well as recently developed service offerings constitute approximately 75 percent of our earnings with medical oncology services decreasing to approximately 25 percent. During the year ended December 31, 2007, earnings in the medical oncology segment were negatively impacted by reduced coverage for ESAs as a result of revised product labeling issued by the FDA and coverage restrictions imposed by CMS. As a result of declining earnings, goodwill was tested for impairment during both the three months ended September 30, 2007 and December 31, 2007 and no impairment was identified. During the three months ended March 31, 2008, price increases from manufacturers of ESAs and additional safety concerns related to the use of ESAs continued to reduce their utilization by our affiliated physicians and adversely impacted both current and projected operating results for our Medical Oncology Services segment. As a result of these safety concerns, on March 13, 2008, the Oncology Drug Advisory Committee (“ODAC”) met to consider the use of these drugs in oncology and recommended further restrictions. These factors, along with a lower market valuation at March 31, 2008 resulting from unstable credit markets, led us to recognize a non-cash goodwill impairment charge in the amount of $380.0 million related to our Medical Oncology Services segment during the three months ended March 31, 2008. The charge is a non-cash item that does not impact the financial covenants of US Oncology’s senior secured credit facility.

When an impairment is identified, as was the case for the three months ended March 31, 2008, an impairment charge is necessary to state the carrying value of goodwill at its implied fair value, based upon a hypothetical purchase price allocation assuming the segment was acquired for its estimated fair value. The fair value of the Medical Oncology Services segment was estimated with the assistance of an independent appraisal that considered the segment’s recent and expected financial performance as well as a market analysis of transactions involving comparable entities for which public information is available. Determining the implied fair value of goodwill also requires the identification and valuation of intangible assets that have either increased in value or have been created through our initiatives and investments since the goodwill was initially recognized. In connection with assessing the impairment charge, we identified previously unrecognized intangible assets, as well as increases to the fair value of the recognized management service agreement intangible assets, which amounted to approximately $160.0 million in the aggregate. Value assigned to these intangible assets reduced the amount attributable to goodwill in a hypothetical purchase price allocation and, consequently, increased the impairment charge necessary to state goodwill at its implied fair value by a like amount. In accordance with U.S. GAAP, these increases in the fair value of intangible assets have not been recorded in our condensed consolidated balance sheet.

During the three months ended March 31, 2007, we recognized impairment and restructuring charges amounting to $7.4 million. In the large majority of our markets, we believe our strategies of practice consolidation, diversification and process improvement continue to be effective. In a minority of our geographic markets, however, specific local factors have prevented effective implementation of our strategies, and practice performance has suffered. Specifically, in two markets in which we have affiliated practices, these market-specific conditions resulted in recognizing impairment and restructuring charges.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

In the first of these two markets (during the three months ended September 30, 2006), state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The Company appealed this determination, however, during the three months ended March 31, 2007, efforts did not advance sufficiently, and, therefore, the resumption of radiation services or other means to recover the investment were not considered likely. Consequently, an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008 while the appeal is still pending. The practice plans to offer a full complement of radiation and diagnostic services prior to December 31, 2008.

In the second market, financial performance deteriorated as a result of an excessive cost structure relative to practice revenue. Along with the affiliated practice, the Company restructured the market to establish a base for future growth and to otherwise improve financial performance. During the three months ended March 31, 2007, the Company recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, it did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with the management service agreement.

During the three months ended September 30, 2007, the Company negotiated the conversion of a practice affiliated under a comprehensive services agreement to an OPS agreement. As a result, an impairment charge of $1.0 million related to the terminated comprehensive services agreement was recognized in the three months ended September 30, 2007.

Depreciation and Amortization. Depreciation and amortization expense increased $3.7 million and $10.7 million, respectively, for the three months and nine months ended September 30, 2008 over the comparable 2007 periods. These increases reflect amortization of affiliation consideration for newly affiliated practices and the amortization of our investment to upgrade our company-wide financial system that occurred in 2007.

Interest. Interest expense, net, decreased to $22.7 million and $69.3 million, respectively, during the three months and nine months ended September 30, 2008 from $23.3 million and $71.2 million, respectively, in the comparable periods of prior year. These decreases are due to decreasing LIBOR rates as well as the repayment of $29.4 million of indebtedness under our senior secured credit facility during the three months ended June 30, 2008 as required under the “excess cash flow sweep” provision of that facility.

Income Taxes. The effective tax rate for US Oncology, Inc. was a provision of 21.1% and 2.2% for the three months ended September 30, 2008 and 2007, respectively. The increase in the effective tax rate is attributable to changes in the Company’s estimate of amounts due under the recently enacted Texas margin tax.

For the nine months ended September 30, 2008 and 2007, the effective tax rate for US Oncology, Inc. was a provision of 1.1% and 47.1%, respectively. The decrease in the effective tax rate is attributable to the impairment of goodwill in the Medical Oncology Services segment, the majority of which is not deductible for tax purposes. Of the $380.0 million impairment charge $4.0 million is deductible through annual amortization for tax purposes. Consequently, there is no tax benefit associated with a significant portion of the goodwill impairment. As a result of the goodwill impairment, the 2008 effective tax rate is not indicative of future effective income tax rates.

Net Income (Loss). Net income for the three months ended September 30, 2008 was $3.9 million compared to net income of $2.4 million for the three months ended September 30, 2007. Net loss for the nine months ended September 30, 2008 was $371.0 million, compared to net income of $6.9 for the nine months ended September 30, 2007.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Corporate Costs and Net Income (Loss)(US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
General and administrative expense	$138	$33	318.2%	$237	$118	100.8%
Interest expense, net	10,453	11,065	(5.5)	32,497	29,389	10.6
Other expense	4,186	312	—	5,898	312	—
Loss on early extinguishment of debt	—	—	—	—	12,917	—

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $138 thousand and $33 thousand during the three months ended September 30, 2008 and 2007, respectively, and $237 thousand and $118 thousand during the nine months ended September 30, 2008 and 2007, respectively. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its indebtedness (the “Holdings Notes”).

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurs interest related to its indebtedness. Incremental interest expense was approximately $10.5 million and $11.1 million during the three months ended September 30, 2008 and 2007, respectively, reflecting the decrease in the LIBOR rate compared to prior year which was partially offset by incremental interest associated with additional indebtedness and a 75 basis point spread associated with the election to make certain interest payments in kind. Holdings’ incremental interest expense was $32.5 million and $29.4 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in incremental interest expense when comparing the nine months ended September 30, 2008 to the same period in 2007 reflects the refinancing of the Holdings Notes on March 15, 2007, which resulted in increased interest expense on the $175.0 million incremental borrowings. In addition, the interest payment due in March, 2008 on the Holdings Notes was settled in kind. In addition to increasing the outstanding borrowings by $22.8 million (under this election) the interest rate increases by 75 basis points over the interest rate which would have been applied if the payment was settled in cash.

Other Income (Expense). During the three months and nine months ended September 30, 2008, Holdings recorded an unrealized loss of $4.2 million and $5.9 million, respectively, related to its interest rate swap. Because the interest rate swap is not accounted for as a cash flow hedge, changes in fair value attributable to the instrument are reported currently in earnings. Although cash flow hedge accounting is no longer applied to the interest rate swap, we believe the swap, economically, remains a hedge against the variability of interest payments on the portion of Holdings’ indebtedness that is serviced with cash interest and on a portion of the interest due on US Oncology’s variable rate senior secured credit facility.

Loss on Debt Extinguishment. In connection with refinancing of Holdings indebtedness during the nine months ended September 30, 2007, we recognized a $12.9 million extinguishment loss related to payment of a 2.0% call premium, interest during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

Income Taxes. Holdings effective tax rate was a benefit of 41.7% and 53.2% for the three months ended September 30, 2008 and 2007, respectively, and a benefit of 2.4% and 32.2% for the nine months ended September 30, 2008 and 2007, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to incremental interest expense, changes in the fair value of the Company’s interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, decrease the impact that non-deductible costs have on its effective tax rate. The nine month period ended September 30, 2007 also includes a loss on extinguishment of debt incurred by Holdings.

Net Income (Loss). Holdings’ incremental net loss for the three months ended September 30, 2008 was $9.6 million and the incremental net loss for the three months ended September 30, 2007 was $6.6 million. For the nine months ended September 30, 2008 and 2007, Holdings’ incremental net loss was $25.0 million and $27.0 million, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of September 30, 2008 (in thousands).

	Holdings	US Oncology
Current assets	$755,799	$739,579
Current liabilities	547,653	560,002

Net working capital	$208,146	$179,577

Long-term indebtedness	$1,516,869	$1,060,118

The principal difference between the net working capital of Holdings and US Oncology relates to higher income taxes payable reported by US Oncology, Inc., which is included in the US Oncology Holdings, Inc. consolidated group for federal income tax reporting purposes. For purposes of its separate financial statements, US Oncology’s provision for income taxes has been computed on the basis that it filed a separate federal income tax return together with its subsidiaries.

The following table summarizes the statement of cash flows of Holdings and US Oncology for the nine months ended September 30, 2008 (in thousands).

	Holdings	US Oncology
Net cash provided by operating activities	$64,326	$77,315
Net cash used in investing activities	(99,499)	(99,499)
Net cash used in financing activities	(14,484)	(27,472)

Net decrease in cash and equivalents	(49,657)	(49,656)
Cash and equivalents:
December 31, 2007	149,257	149,256

September 30, 2008	$99,600	$99,600

Cash Flows from Operating Activities

During the nine months ended September 30, 2008, Holdings generated $64.3 million in cash flow from operations compared to $90.4 million during the nine months ended September 30, 2007. The decrease in operating cash flow was primarily due to higher payments for pharmaceuticals due to both increasing volumes and purchases made under new generic drug inventory management programs, increasing working capital requirements reflecting the revenue growth in 2008 compared with 2007 and higher payments to physicians, which were partially offset by lower cash interest payments as a result of paying a portion of interest on the Holdings Notes in kind during 2008.

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $13.0 million and $33.0 million for the nine months ended September 30, 2008 and 2007, respectively. The difference relates to dividends paid by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes and interest rate swap. The dividends are considered to be financing transactions by US Oncology as they represent distributions paid to its parent company, which were ultimately used to settle operating costs of Holdings. During the nine months ended September 30, 2007, there were also changes in the balances due between Holdings and US Oncology for income taxes.

Cash Flows from Investing Activities

During the nine months ended September 30, 2008, we used $99.5 million for investing activities. The investments consisted primarily of $60.0 million in capital expenditures, including $38.9 million relating to the development and construction of cancer centers. Maintenance capital expenditures were $20.6 million. Also during the nine months ended September 30, 2008, we funded $41.2 million in cash consideration and issued $32.8 million in notes to affiliating physicians.

During the nine months ended September 30, 2007, we used $74.6 million for investing activities. The investments consisted primarily of $70.3 million in capital expenditures, including $32.9 million relating to the development and construction of cancer centers. Capital expenditures for maintenance-related capital expenditures were $36.1 million.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Cash Flows from Financing Activities

During the nine months ended September 30, 2008, $14.5 million was used in financing activities which relates primarily to repayments made on the senior secured credit facility, including a payment of $29.4 million due under the “excess cash flow” provision of our senior secured facility which was paid in April, 2008. This was partially offset by $20.0 million in proceeds drawn under the revolving credit facility during the three months ended September 30, 2008, to confirm the availability of funds in a period of market instability. The revolver borrowing was repaid in October, 2008.

During the nine months ended September 30, 2007, $200.0 million was used in financing activities which relates primarily to a $425.0 million floating rate PIK toggle note offering (“the Notes”) by Holdings completed in March 2007. Proceeds from the Notes were used to repay the existing $250.0 million floating rate notes (“Holdings Notes”) and, after payment of $11.7 million in transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders. In addition, proceeds received in December 2006 from a private placement of preferred and common stock, along with cash on hand, were used to pay a $190.0 million dividend in January 2007, to shareholders of record immediately prior to the offering.

The payment of cash interest on the Holdings Notes is financed through receipt of periodic dividends from US Oncology to Holdings. Cash flow used by US Oncology for financing activities for the nine months ended September 30, 2008 and 2007, also includes distributions of $13.0 million and $13.9 million, respectively, to its parent company to finance the payment of interest obligations on the Holdings Notes and obligations to our interest rate swap counterparty and, in 2007, the payment of dividends to the Company’s shareholders. The terms of our existing senior secured credit facility, as well as the indentures governing the senior notes and senior subordinated notes, and certain other agreements, restrict US Oncology and certain subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements, or other considerations, do not permit US Oncology to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, we may default on the notes, unless other sources of funding are available.

Amounts available under the restricted payments provision of our senior subordinated note agreements amounted to approximately $6.9 million as of September 30, 2008. We elected to settle the interest due March 15, 2009 entirely by increasing the principal amount of the outstanding notes. We expect to issue $18.9 million in notes to settle the interest due in March. The interest rate applied to the portion settled in kind is increased by 75 basis points over the rate applied to the portion settled in cash. In addition, we expect to pay $4.0 million to settle the obligation under our interest rate swap agreement for the interest period ending March 15, 2009. The Company must make an election regarding whether subsequent interest payments will be made in cash or in kind prior to the start of the applicable interest period. Based on our financial projections, we no longer believe that payment of cash interest on the notes remains probable, due to limitations relating to our restricted payments provision.

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA”, as defined by the Company, represents earnings before interest and other expense, net, taxes, depreciation, and amortization (including amortization of stock-based compensation), minority interest, and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statement of Cash Flows is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of September 30, 2008, our senior secured credit facility required that we maintain an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) of at least 1.95:1 and a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 5.75:1. Both of these covenants become more restrictive over time and, at maturity in 2011, the minimum interest coverage ratio

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. For more information regarding our reference to EBITDA and its limitations, see “Discussion of Non-GAAP Information.”

The EBITDA of US Oncology Holdings, Inc., with the exception of nominal incremental expenses and a $12.9 million loss on extinguishment of debt in the three months ended March 31, 2007, is substantially identical to the EBITDA of US Oncology, Inc. The following table reconciles net income (loss) as shown in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to EBITDA, and reconciles EBITDA to net cash provided by or used in operating activities as shown in the Company’s Condensed Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(5,753)	$(4,194)	$3,875	$2,401
Interest expense, net	33,132	34,414	22,679	23,349
Income tax (benefit) provision	(4,110)	(4,760)	1,039	55
Depreciation and amortization	25,581	23,239	25,581	23,239
Amortization of stock compensation	649	16	649	16
Minority interest expense	715	539	715	539
Other income (expense)	4,186	312	—	—

EBITDA	54,400	49,566	54,538	49,599

Impairment and restructuring charges	271	960	271	960
Changes in assets and liabilities	822	(14,788)	6,431	(10,335)
Deferred income taxes	(4,386)	(10,017)	(2,431)	(325)
Interest expense, net	(33,132)	(34,414)	(22,680)	(23,349)
Income tax benefit (provision)	4,110	4,760	(1,039)	(55)

Net cash provided by (used in) operating activities	$22,085	$(3,933)	$35,090	$16,495

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(395,999)	$(20,144)	$(370,960)	$6,884
Interest expense, net	101,810	100,583	69,313	71,194
Income tax (benefit) provision	(9,688)	(9,577)	3,905	6,131
Depreciation and amortization	77,218	65,875	77,218	65,875
Amortization of stock compensation	1,769	477	1,769	477
Minority interest expense	2,447	1,876	2,447	1,876
Other income (expense)	4,528	312	(1,370)	—

EBITDA	(217,915)	139,402	(217,678)	152,437

Impairment and restructuring charges	382,041	8,355	382,041	8,355
Loss on early extinguishment of debt	—	12,917	—	—
Changes in assets and liabilities	3,078	31,754	(9,383)	41,010
Deferred income taxes	(10,756)	(10,990)	(4,447)	(1,095)
Interest expense, net	(101,810)	(100,583)	(69,313)	(71,194)
Income tax benefit (provision)	9,688	9,577	(3,905)	(6,131)

Net cash provided by operating activities	$64,326	$90,432	$77,315	$123,382

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Following is the EBITDA for our operating segments for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.

Product revenues	$413,596	$—	$618,929	$—	$—	$(476,166)	$556,359
Service revenues	143,806	91,996	15,031	14,544	—	—	265,377

Total revenues	557,402	91,996	633,960	14,544	—	(476,166)	821,736

Operating expenses	(540,452)	(70,399)	(609,476)	(15,887)	(33,109)	476,166	(793,157)
Impairment and restructuring charges	—	—	—	—	(271)	—	(271)

Income (loss) from operations	16,950	21,597	24,484	(1,343)	(33,380)	—	28,308

Add back:
Depreciation and amortization	—	9,496	971	84	15,030	—	25,581
Amortization of stock-based compensation	—	—	—	—	649	—	649

EBITDA	$16,950	$31,093	$25,455	$(1,259)	$(17,701)	$—	$54,538

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(138)	$—	$(138)

EBITDA	$16,950	$31,093	$25,455	$(1,259)	$(17,839)	$—	$54,400

	Three Months Ended September 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations(1)	Total
US Oncology, Inc.

Product revenues	$379,970	$—	$547,545	$—	$—	$(439,498)	$488,017
Service revenues	134,097	89,125	20,698	11,877	—	—	255,797

Total revenues	514,067	89,125	568,243	11,877	—	(439,498)	743,814

Operating expenses	(498,513)	(66,175)	(546,649)	(12,676)	(31,995)	439,498	(716,510)
Impairment and restructuring charges	(652)	—	—	—	(308)	—	(960)

Income (loss) from operations	14,902	22,950	21,594	(799)	(32,303)	—	26,344

Add back:
Depreciation and amortization	—	10,004	1,274	142	11,819	—	23,239
Amortization of stock-based compensation	—	—	—	—	16	—	16

EBITDA	$14,902	$32,954	$22,868	$(657)	$(20,468)	$—	$49,599

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(33)	$—	$(33)

EBITDA	$14,902	$32,954	$22,868	$(657)	$(20,501)	$—	$49,566

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	Nine Months Ended September 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$1,226,411	$—	$1,836,578	$—	$—	$(1,406,319)	$1,656,670
Service revenues	443,090	274,321	45,255	42,182	—	—	804,848

Total revenues	1,669,501	274,321	1,881,833	42,182	—	(1,406,319)	2,461,518

Operating expenses	(1,613,198)	(208,746)	(1,810,905)	(45,415)	(104,197)	1,406,319	(2,376,142)
Impairment and restructuring charges	(380,038)	(150)	—	—	(1,853)	—	(382,041)

Income (loss) from operations	(323,735)	65,425	70,928	(3,233)	(106,050)	—	(296,665)

Add back:
Depreciation and amortization	—	28,444	3,609	275	44,890	—	77,218
Amortization of stock-based compensation	—	—	—	—	1,769	—	1,769

EBITDA	$(323,735)	$93,869	$74,537	$(2,958)	$(59,391)	$—	$(217,678)

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(237)	$—	$(237)

EBITDA	$(323,735)	$93,869	$74,537	$(2,958)	$(59,628)	$—	$(217,915)

	Nine Months Ended September 30, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$1,147,596	$—	$1,626,975	$—	$—	$(1,314,379)	$1,460,192
Service revenues	411,144	262,814	56,135	38,923	—	—	769,016

Total revenues	1,558,740	262,814	1,683,110	38,923	—	(1,314,379)	2,229,208

Operating expenses	(1,498,417)	(195,198)	(1,620,311)	(39,393)	(95,828)	1,314,379	(2,134,768)
Impairment and restructuring charges	(652)	(3,070)	—	—	(4,633)	—	(8,355)

Income (loss) from operations	59,671	64,546	62,799	(470)	(100,461)	—	86,085

Add back:
Depreciation and amortization	—	29,328	3,913	443	32,191	—	65,875
Amortization of stock-based compensation	—	—	—	—	477	—	477

EBITDA	$59,671	$93,874	$66,712	$(27)	$(67,793)	$—	$152,437

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(118)	$—	$(118)
Loss on extinguishment of debt	—	—	—	—	(12,917)	—	(12,917)

EBITDA	$59,671	$93,874	$66,712	$(27)	$(80,828)	$—	$139,402

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment).

Below is a discussion of EBITDA generated by our three primary operating segments. Please refer to “Results of Operations” for a discussion of our condensed consolidated results presented in accordance with generally accepted accounting principles.

Medical Oncology Services. Excluding impairment charges (see “Results of Operations – Impairment and Restructuring Charges”), Medical Oncology Services EBITDA for the three months ended September 30, 2008 increased $1.3 million, or 8.3 percent, compared to the three months ended September 30, 2007. Increased revenue from higher same-store daily visits, physician growth in our network of affiliated medical oncologists and an additional operating day in the third quarter of 2008 were partially offset by a reduction in the utilization of ESAs and reduced management fees due to contractual amendments in 2007. We monitor the terms of our management service agreements to assess whether they are appropriate when considering practice growth and market conditions. On occasion, we may agree to reduce our management fees to provide a platform for sustained growth, create alignment of mutual interests and encourage support of our other service offerings.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Excluding impairment charges, EBITDA for the nine months ended September 30, 2008 decreased $3.4 million, or 5.6 percent, compared to the nine months ended September 30, 2007. For the nine month period ended September 30, 2008, the impact of decreased ESA earnings, due to both decreased utilization and higher drug costs, and management fee amendments more than offset the revenue increase associated with increased visits and physician additions.

Cancer Center Services. Cancer Center Services EBITDA for the three months ended September 30, 2008 was $31.1 million, representing a decrease of $1.9 million, or 5.8 percent, from the three months ended September 30, 2007. EBITDA for both the nine months ended September 30, 2008 and 2007 was $93.9 million. Excluding impairment charges (see “Results of Operations – Impairment and Restructuring Charges”), Cancer Center Services EBITDA for the nine months ended September 30, 2008 decreased $2.9 million, or 3.0 percent, compared to the nine months ended September 30, 2007. The decrease reflects revenue increases being offset by management fee reductions under contractual amendments in 2007.

Pharmaceutical Services. Pharmaceutical services EBITDA was $25.5 million for the three months ended September 30, 2008, an increase of $2.6 million over the three months ended September 30, 2007, and EBITDA was $74.5 million for the nine months ended September 30, 2008, an increase of $7.8 million over the nine months ended September 30, 2007. The current year results reflect the increase in physicians affiliated through comprehensive service and oncology pharmaceutical services agreements as well as incremental earnings from our data analytics and reimbursement support services.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•

Payments made for acquisition of assets and additional consideration, if any, in connection with new practice affiliations and business combinations. During the nine months ended September 30, 2008, we paid $41.2 million in cash consideration for practice affiliations.

•	Purchases of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers.

•	Debt service requirements on our outstanding indebtedness.

•	Payments made for possible acquisitions to support strategic initiatives.

•	Funding of working capital, including purchases of pharmaceuticals when pricing opportunities are available or to obtain certain rebates and discounts under contracts with volume-based thresholds.

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed.

For all of 2008, we anticipate spending $75 to $90 million for the development of cancer centers, purchase of clinical equipment and investments in information systems.

As of November 5, 2008, we had cash and cash equivalents of $113.8 million. Also as of November 5, 2008, we had $133.7 million available under our $160.0 million revolving credit facility which had been reduced by outstanding letters of credit, totaling $26.3 million. In the event that cash on hand, combined with amounts available under the credit facility, are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. Recently, due to instability in the credit markets, a number of financial institutions have failed or announced plans to merge with other institutions. The credit markets have not yet stabilized and continued weakness in the financial sector creates the potential risk of additional failures and consolidation, which may negatively impact the ability of institutions that participate in our revolving credit facility to satisfy their financial commitments to us. During the three months ended September 30, 2008, all lenders that participate in our revolving credit facility funded their portion of a $20.0 million advance under the credit facility, as required under that facility. However, there is no assurance that all such lenders will fund future

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

borrowing requests for amounts currently available under our revolving credit facility in accordance with the terms of the facility. In the event we require additional capital and are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to the Company on terms that the Company considers acceptable.

We expect to fund our current capital needs with (i) cash on hand, and cash flow generated from operations, (ii) borrowings under the $160 million revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in executing our capital expenditure plans could be adversely impacted by poor operating performance, resulting in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, redeem, exchange or retire any of the Company’s outstanding debt in open market purchases (privately negotiated or open market transactions) or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Indebtedness

We have a significant amount of indebtedness. On September 30, 2008 we had aggregate indebtedness of approximately $1.5 billion of which $1,091.2 million (including current maturities of $31.1 million) represents obligations of US Oncology, Inc., and $456.8 million represents an obligation of Holdings. We are currently in compliance with the restrictive covenants of our indebtedness.

Financial Covenants

The senior secured credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. The reduced usage of ESAs by oncologists as a result of product safety risks and coverage restrictions adversely impacted our revenues, net income, cash flow and EBITDA. See “Reimbursement Matters – Pharmaceutical Reimbursement” for more detail. On November 30, 2007, we amended our senior secured credit facility to increase the maximum leverage and decrease the minimum interest coverage ratios required under the facility. The amended terms provide flexibility as the Company responds to the adverse impact of reduced ESA reimbursement. In addition, the amendment increased our ability to invest in future growth by increasing capital available for physician affiliations and other investments, and included other revisions necessary to support diversification into additional service offerings. In connection with the amendment, the LIBOR spread on outstanding borrowings increased from 225 basis points to 275 basis points and consenting lenders were paid an amendment fee of 25 basis points. The aggregate amendment fee paid was approximately $1.5 million and was capitalized as debt issuance costs to be amortized over the remaining term of the senior secured facility. At September 30, 2008, our minimum interest coverage ratio was 1.95:1 and our maximum leverage ratio was 5.75:1. The ratios become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. Borrowings under the Company’s senior secured credit facility bear interest at a variable rate based, at the Company’s option, on either LIBOR or an alternate base rate. The alternate base rate is the greater of the prime rate or the overnight federal funds rate plus 50 basis points. A sustained increase in market interest rates on which the Company’s senior secured credit facility bears interest would negatively impact our ability to maintain compliance with the interest coverage covenant.

Excess Cash Flow Sweep

The Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow.” Excess cash flow, as defined by the credit agreement, is approximately equal to operating cash flow, as presented in our statement of cash flows, less capital expenditures, consideration paid in affiliation transactions, principal repayments of indebtedness, restricted payments (primarily distributions from US Oncology, Inc. to US Oncology Holdings, Inc.) and cash paid for taxes. The payment required for the year ended December 31, 2007 under this provision was $29.4 million and was paid in April, 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Holdings Notes

During the three months ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest accrues on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread is 4.50% and increases by 0.50% on March 15, 2009 and by another 0.50% on March 15, 2010. The Notes mature on March 15, 2012. The indenture required that the initial interest payment of $21.2 million due September 15, 2007 be made in cash, which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. We elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding notes and, on that date, increased the outstanding principal amount by $22.8 million, of which $13.2 million related to the period from September 15, 2007 to December 31, 2007 and $9.6 million related to the period from January 1, 2008 to March 15, 2008, as settlement for interest due. The Company elected to pay interest due on September 15, 2008, 50% in cash and 50% in kind. To settle this payment, the Company paid $8.1 million in cash and issued an additional $8.9 million in notes. For the interest payment due March 15, 2009, the Company elected to settle the interest payment entirely by increasing the principal amount of outstanding notes and expects to issue $18.9 million on that date.

US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. During the nine months ended September 30, 2008, US Oncology paid dividends of $13.0 million to Holdings to finance the semi-annual interest payment and the interest rate swap obligation due September 15, 2008. As of September 30, 2008, US Oncology has the ability to make approximately $6.9 million in restricted payments, which amount increases based upon 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its Senior Unsecured Floating Rate PIK Toggle Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service Notes imposed by the indebtedness of US Oncology, Inc., the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. In the event this restricted payments provision is insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made available on terms that are acceptable to the Company.

Interest Rate Swap

We manage our debt portfolio to achieve an overall desired position of fixed and variable rates and may employ interest rate swaps to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments and the creditworthiness of the counterparty in such transactions. We engage in interest rate swap transactions only with commercial financial institutions we believe to be creditworthy. We have one interest rate swap (as more fully described below) and our interest rate swap counterparty is a subsidiary of Wachovia Corporation, which has recently agreed to be acquired by Wells Fargo & Company. The circumstances of Wachovia Corporation have not impacted Wachovia Bank, NA’s credit rating and Wachovia Bank, NA remains highly rated (AA- by Standard & Poor’s). Although we believe that our swap counterparty remains creditworthy, we cannot provide assurance that we are not at risk of counterparty default.

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of future cash interest payments on the Notes. Due to the adverse impact of reduced ESA coverage, and due to limitations on the restricted payments that will be available to service the Notes, we no longer believe that payment of cash interest on the entire principal of the outstanding Notes remains probable. As a result, we discontinued cash

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

flow hedge accounting for this interest rate swap in 2007. When hedge accounting is discontinued (because it is determined that the derivative is not highly effective in offsetting changes in the cash flows of a hedged item), the derivative continues to be carried on the condensed consolidated balance sheet at its fair value, with changes in fair value recognized currently in income. Provided the hedged forecasted transactions are no longer probable of occurring, the amounts previously recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedge are released into the condensed consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item or when those transactions become probable of not occurring.

As a result of discontinuing cash flow hedge accounting for the interest rate swap, the Company recorded an unrealized loss of $5.9 million during the nine months ended September 30, 2008. The Company’s condensed consolidated balance sheet as of September 30, 2008 includes a liability of $16.5 million to reflect the fair market value of the interest rate swap as of that date (which is classified as $7.7 million as a current liability and $8.8 million as a noncurrent liability). In addition, we expect to pay $4.0 million to settle the obligation under our interest rate swap agreement for the six month period ending March 15, 2009.

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factor in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company. An increase in future interest rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $11.9 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. Because a portion of the Company’s indebtedness, approximately $468.4 million, remains exposed to changes in variable interest rates, movements that favorably impact the fair market value of the interest rate swap may increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

Because the fair market value of the interest rate swap is based upon expectations of future interest rates, changes in its fair value reflect the anticipation of future rates that are not reflected in the carrying value of our indebtedness or interest expense for the period. As a result, changes in the fair market value of the interest rate swap that relate to expectations of future interest rates are recorded currently in earnings and are not offset by changes in the fair market of our indebtedness or changes in interest expense for the current period. Cash settlements related to the interest rate swap are established semiannually to coincide with the determination of the variable interest rate associated with the Holdings Notes.

The Company does not believe the election to pay all or a portion on the interest due on the Holdings Notes in kind results in the instrument no longer being an economically effective hedge because the notional principal of Notes issued in kind for interest (that must be settled in cash at a future date) will increase or decrease based on market interest rates in the same manner as if cash had been paid for interest. Although cash flow hedge accounting treatment is no longer applied to the interest rate swap, we believe the swap, economically, remains a hedge against the variability in a portion of interest payments of the Notes and the floating rate debt outstanding under US Oncology’s senior secured credit facility.

At September 30, 2008, accumulated other comprehensive income (loss) includes $1.1 million related to the interest rate swap which represents the activity while the instrument was designated as a cash flow hedge that is associated with future interest payments that cannot be considered probable of not occurring.

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs or reduced consumption to us in the form of higher prices. We have implemented cost control measures to curtail increases in operating costs and expenses. We cannot predict our ability to cover or offset future cost increases.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes since the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. The Company was first subject to certain requirements of Section 404, including inclusion of management’s report on internal control over financial reporting, when it filed its annual report for the fiscal year ended December 31, 2007 on Form 10-K as filed on February 29, 2008. The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report. The independent registered accounting firm’s assessment of internal controls and its report thereon is first required with respect to the fiscal year ending December 31, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

PART II – Other Information

Item 1.	Legal Proceedings

Professional Liability and Reimbursement Related Claims

The provision of medical services by our affiliated practices entails an inherent risk of professional liability claims. We do not control the practice of medicine by the clinical staff or control their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. In addition, because of licensing requirements and affiliated practices’ participation in governmental healthcare programs, we and affiliated practices are, from time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although we and our practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against us or one of the practices in excess of insurance coverage could have a material adverse effect on us.

U.S. Department of Justice Subpoena

During the three months ended December 31, 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We have cooperated fully with the DOJ in responding to the subpoena. At the present time, the DOJ has not made any allegation of wrongdoing on the part of the Company. However, we cannot provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we have devoted significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena.

We have also received requests for information relating to class action litigation against pharmaceutical manufacturers relating to alleged manipulation of Average Wholesale Price (“AWP”) and alleged inappropriate marketing practices with respect to AWP.

Qui Tam Suits

From time to time, we have become aware that we and certain of our subsidiaries and affiliated practices have been the subject of qui tam lawsuits (commonly referred to as “whistle-blower” suits). Because qui tam actions are filed under seal, it is possible that we are the subject of qui tam actions of which we are unaware.

In previous qui tam suits of which we have been made aware, the DOJ has declined to intervene in such suits and the suits have been dismissed. Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The DOJ is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by us, such claims necessarily involve a more complicated, higher cost defense, and may adversely impact the relationship between the practices and us. If the individuals who file complaints and/or the United States were to prevail in these claims against us, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on us, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Breach of Contract Claims

We and our network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, we are involved from time to time in disputes with, and claims by, our affiliated practices against us.

We are also involved in litigation with a practice in Oklahoma that was affiliated with us under the net revenue model until April, 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March, 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether, and to what extent, the arbitration provisions of the service agreement will be applicable to the dispute. We expect these hearings to occur in late 2008 or early 2009. Because of the need for further proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

During the three months ended March 31, 2006, the Oklahoma practice represented 4.6% of our condensed consolidated revenue. In October, 2006, we sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At September 30, 2008, the total receivable owed to us of $22.5 million is reflected on our balance sheet as other noncurrent assets. Currently, a deposit of approximately $10.0 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.5 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.5 million receivable recorded as other noncurrent assets at September 30, 2008. Accordingly, we expect to realize the amount that we believe to be owed by the practice. Realization, however, is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

Assessing our financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available.

Certificate of Need Regulatory Action

During the three months ended September 30, 2006, one of our affiliated practices in North Carolina lost (through state regulatory action) the ability to provide radiation services at its cancer center in Asheville. The practice continued to provide medical oncology services, but was not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice appealed the regulatory action and the North Carolina Court of Appeals ruled in favor of the practice on procedural grounds and ordered the state agency to hold a new hearing on its regulatory action. During the three months ended March 31, 2008, the practice received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008 while the appeal is still pending. The practice intends to reinstitute its radiation practice and began providing diagnostic scan services in September, 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment during the three months ended March 31, 2007. (These charges are a component of the impairment losses disclosed in “Results of Operations – Impairment and Restructuring Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.) No additional impairment charges relating to this regulatory action have been recorded through September 30, 2008.

As of September 30, 2008, our Condensed Consolidated Balance Sheet included net assets in the amount of $1.3 million related to this practice, which includes primarily working capital in the amount of $0.8 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on our balance sheet. At September 30, 2008, the lease had a remaining term of 18 years and the net present value of minimum future lease payments is approximately $7.1 million.

Item 1A.	Risk Factors

The following is an update to Item 1A — Risk Factors contained in our 2007 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2007 Form 10-K. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict new risk factors, nor can it assess the impact, if any, of these risk factors on our business or the extent to which any factor or combination of factors may impact our business.

Our business may be significantly impacted by a downturn in the economy.

While we believe the patient demand for cancer care will not generally be impacted by a downturn in the economy, unfavorable economic conditions may result in some patients electing to defer treatment, as well as increased pricing pressure from payers and vendors. In addition, vendors that have historically extended credit to the Company may restrict, or eliminate, the terms on which credit is extended or require additional collateral related to these business arrangements. In addition, many of our customers and suppliers may rely on the availability of short-term financing to support their operations. An adverse change in the ability of our customers or suppliers to obtain necessary financing could disrupt their operations and, consequently, limit their ability to pay obligations owed to us or provide goods and services necessary to our operations. These events could negatively impact our operating results and cash flows.

Instability in the credit markets may limit our access to capital or increase our financing costs.

Recent developments in both domestic and global capital markets may constrain our access to capital and increase our financing costs. While we have not historically relied on short-term borrowings to fund our operations, we maintain a $160.0 million revolving credit facility as a source of short-term financing when necessary. As of November 5, 2008, approximately $133.7 million was available for borrowing under this facility, which is net of outstanding letters of credit of $26.3 million. The credit markets have not yet stabilized and continued weakness in the financial sector creates the potential for additional failures and further consolidation, which may negatively impact the ability of institutions that participate in our revolving credit facility to satisfy their financial commitment to us. On September 29, 2008, all lenders that participate in our revolving credit facility funded their portion of a $20.0 million advance under the credit facility, as required under that facility. We cannot assure you, however, that all such lenders will fund future borrowing requests for amounts available under our revolving credit facility, which expires in August 2010, in accordance with the terms of the facility. In the event we require additional capital and are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to the Company on terms that the Company considers acceptable. Additionally, any downgrades to our credit rating may increase the cost and reduce the availability of financing.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

A substantial portion (approximately 60 percent) of our indebtedness bears interest at variable interest rates. Our indebtedness that bears interest at variable rates includes $436.7 million outstanding under our senior secured credit facility and $456.8 million PIK toggle notes issued by US Oncology Holdings, Inc. We have hedged $425.0 million of our variable rate interest exposure with an interest rate swap which, economically, reduces the portion of our indebtedness exposed to variable rate fluctuations to approximately 30 percent. To the extent market interest rates increase, our interest expense will increase, and we may experience difficulty making interest payments and funding our other fixed costs. Further, our available cash flow for general corporate requirements may be adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Item 6.	Exhibits

Exhibit No.	Description
3.1[7]	Second Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2[8]	Bylaws of US Oncology Holdings, Inc.

3.3[2]	Certificate of Incorporation of US Oncology, Inc.

3.4[2]	Bylaws of US Oncology, Inc.

4.1[1]	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.2[3]	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers

4.3[3]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.4[3]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.5[3]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.6[3]	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

4.7[3]	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 3.15)

4.8[3]	Form of 9% Senior Note due 2012 (included in Exhibit 3.16)

4.9[3]	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 3.5)

4.10[7]	Amended and Restated Stockholders Agreement, dated as of December 21, 2006

4.11[7]	Amended and Restated Registration Rights Agreement, dated as of December 21, 2006

4.12[8]	Indenture, dated as of March 13, 2007, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.13[8]	Form of Senior Floating Rate PIK Toggle Note due 2012 (included in Exhibit 3.28)

10.1[3]	Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.2[3]	Guarantee and Collateral Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Subsidiaries of US Oncology, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

10.3[3]	Form of Executive Officer Employment Agreement

10.4[2]	Form of Restricted Stock Agreement

10.5[3]	Form of Unit Grant, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc. and each of R. Dale Ross and Bruce Broussard

10.6[3]	US Oncology Holdings, Inc. 2004 Director Stock Option Plan

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

10.7[4]	Amendment No. 1, dated as of March 17, 2005, to the Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.8[5]	Amendment No. 2 dated as of November 15, 2005, to the Credit Agreement dated as of August 20, 2004, as amended as of March 17, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.9[6]	Incremental Facility Amendment and Amendment No. 3 dated as of July 10, 2006, to the Credit Agreement dated as of August 20, 2004, as amended as of March 17, 2005, and November 15, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.10[7]	Stock Purchase Agreement, dated as of December 21, 2006

10.11[7]	Amendment No. 4 dated as of December 21, 2006, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.12[8]	Amendment No. 5 dated as of March 1, 2007, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.13[9]	Amendment No. 6 dated as of November 30, 2007, to the Credit Agreement Dated as of August 20, 2004, as Amended as of March 17, 2005, among US Oncology Holdings, Inc., a Delaware corporation, US Oncology, Inc., a Delaware Corporation, the Lenders party thereto JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

10.14[10]	US Oncology Holdings, Inc. Amended and Restated 2004 Equity Incentive Plan

10.15[10]	US Oncology Holdings, Inc. 2008 Long-Term Cash Incentive Plan

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Principal Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Principal Financial Officer

[1]	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference.
[2]	Filed as an exhibit to the 10-K filed by US Oncology, Inc. on March 21, 2003 and incorporated herein by reference.
[3]	Filed as an exhibit to the registration statement on Form S-4 of US Oncology, Inc. on December 17, 2004 and incorporated herein by reference.
[4]	Filed as Exhibit 10.1 to the 8-K filed by US Oncology, Inc. on March 29, 2005, and incorporated herein by reference.
[5]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on November 21, 2005, and incorporated herein by reference.
[6]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on July 13, 2006, and incorporated herein by reference.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

[7]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on December 27, 2006, and incorporated herein by reference.
[8]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.
[9]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on December 4, 2007, and incorporated herein by reference.
[10]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on January 7, 2008, and incorporated herein by reference.
†	Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Date: November 6, 2008:	By:	/s/ Michael A. Sicuro
Michael A. Sicuro,
Executive Vice President and
Chief Financial Officer
(duly authorized signatory)

Date: November 6, 2008:	By:	/s/ Vicki H. Hitzhusen
Vicki H. Hitzhusen,
Chief Accounting Officer