Form 10-K
period 2008-12-31
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2009-03-12
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file numbers: 333-144492 and 0-26190

US Oncology Holdings, Inc.

US Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-0222104

Delaware	84-1213501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10101 Woodloch Forest, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 601-8766

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of March 9, 2009, 148,281,420 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

PART I

As used in this report, unless the context otherwise requires, the terms, “Holdings,” the “Company,” “we,” “our” and “us” refer to US Oncology Holdings, Inc. and its consolidated subsidiaries. US Oncology, Inc. (“US Oncology”) refers to our wholly owned subsidiary through which all our operations are conducted.

Introduction

US Oncology helps expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. US Oncology has evolved significantly since its inception. While retaining its strong practice management expertise, particularly in the community setting, the Company has developed robust clinical expertise and expanded to offer a wide range of services, resources and tools spanning the cancer care delivery system nationwide. Today, our mission is to provide the right treatment, at the right time, for the right patient.

Our expertise positions US Oncology to support almost every aspect of the cancer care delivery system – from drug development to treatment and outcomes measurement, enabling us to help improve cancer care in America and participate in addressing the challenges of the care delivery system.

The economics of health care and the aging American population mean that pressures to increase the effectiveness of care while reducing the cost of delivery will continue. US Oncology is working with physicians, manufacturers and payers to address these issues.

US Oncology is not a direct provider of medical services, but is affiliated with 1,211 physicians across the United States who provide patient care. We work closely with these physicians to provide their patients access to the latest therapies, research and technologies, usually in a single outplacement setting. As a result, patients are able to access the high quality treatment with minimal disruption to their daily activities. The size and national scale of our network affords affiliated physicians opportunities to enhance practice performance through advantages we offer them in areas such as pharmaceutical purchasing, reimbursement, lean six sigma processes, physician recruiting and information systems.

US Oncology’s state of the art drug distribution and specialty pharmacy services aim to increase patient access to pharmaceuticals through a safe and efficient delivery system while our treatment and research networks accelerate the development and commercialization of new products. In addition, after products are introduced, US Oncology collects and analyzes data to provide significant insight into product performance and patient outcomes to manufacturers for ongoing product development and evaluation.

In broadly supporting the cancer care delivery system we aim to improve not only the patient experience, but also the payer’s ability to achieve cost predictability and accountability. Our Level I Pathways, developed and led by network physicians, assist physicians in making evidence-based treatment decisions for commonly-treated cancers and our electronic medical record supports the review of treatment patterns and outcomes. Innovent Oncology, a new service of US Oncology, has been specifically designed to bring physicians and payers together to provide the highest clinical quality while better managing the total cost of care by leveraging these evidence-based treatment protocols and providing standardized, oncology-specific patient support services.

This report is designed to provide an understanding of our business and performance, as well as to comply with relevant securities laws. The following is a brief guide to some of the key sections of this report.

•	The Business section, beginning on page 3, offers an overview of our business and operations and describes recent strategic developments and initiatives.

•

Risk Factors, beginning on page 16, outline key risks and uncertainties that could materially affect our business and performance or the value of our securities. The reader should keep these risks in mind while reviewing this report.

•	Selected Financial Data beginning on page 38, presents a summary of our financial performance over the past five years and should be read in conjunction with the Consolidated Financial Statements.

•

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), beginning on page 41, is designed to provide the reader with a narrative explanation of our financial results. In that section we discuss material trends in our business and explain some of the underlying factors that influence our results. In MD&A, we also discuss our liquidity, capital resources and contractual obligations, as well as identify and explain accounting policies and judgments considered critical to our Consolidated Financial Statements.

•

The Consolidated Financial Statements, beginning on page 86, present our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”).

•

The Notes to Consolidated Financial Statements follow the financial statements. Among other things, the notes explain our accounting policies, as well as provide detailed information on items within the financial statements, certain commitments and contingencies, and the performance of each of our segments as required by GAAP.

Forward Looking Statements

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) any statements contained herein regarding the prospects for any of our business or services and our development activities relating to physician affiliations, cancer centers, new service offerings and changes in reimbursement; (iii) any statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans” or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

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

Background

The Company was formed in March, 2004, when a wholly owned subsidiary of US Oncology Holdings, Inc. agreed to merge with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). On August 20, 2004, the Merger, valued at approximately $1.6 billion, was consummated. Currently, Holdings’ principal asset is 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings conducts all of its business through US Oncology and its headquarters are located in The Woodlands, Texas.

Cancer in America

According to the American Cancer Society, approximately 1.4 million new cancer cases were expected to be diagnosed in the United States in 2008. Survival rates have increased by 30 percent over the last 20 years and there is an increasingly large population of Americans who are living with cancer as a chronic disease. This large population can be afflicted with one or more of 300 cancer types, each requiring its own approach to diagnosis and treatment. Moreover, there are many emerging therapies and treatment options which together have greatly complicated and expanded the number of ways in which the disease is treated and administered.

According to the National Institutes of Health, by 2007 cancer treatment costs were nearly $90 billion and absenteeism, lost productivity and other costs associated with the disease increased the overall cost of cancer to nearly $220 billion. US Oncology helps physicians, manufacturers, payers and patients navigate through the complexity of today’s cancer treatments while containing cost of care and creating improved efficiencies and patient outcomes. Rapidly escalating cancer care costs have contributed significantly to the growth in U.S. health care costs over the last two decades, and there is a growing need to improve patient access and options efficiently and effectively.

More than 80 percent of U.S. cancer patients are treated in a community care setting and a key part of US Oncology’s mission is to advance the best possible community cancer care. Our innovative services help all constituencies work together to provide the latest therapies, research and technology to patients within a single outpatient setting. As a result, patients are able to access high quality treatment with minimal disruption to their daily lives. The size and national scale of our network affords physicians, manufacturers and payers efficiency and education opportunities that have a tangible benefit for cancer patients throughout the United States, in a market with growing need for such services.

Our Services

Our mission is to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. To realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers.

Since our inception, we have worked with local physician groups to enable affiliated practices to offer state of the art care to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, access to clinical trials, laboratory services, diagnostic radiology, pharmacy services and patient education. In addition, we work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, recruiting physicians, providing customized electronic medical records and information systems, and obtaining favorable pharmaceutical pricing. We also assist affiliated groups in strengthening their market position in an increasingly competitive environment through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of the US Oncology network.

Through the expertise of our affiliated physicians and their experience with patients throughout the country, the scope of our service offerings has expanded from our genesis in practice management to our current status, which encompasses nearly every aspect of the cancer care continuum. We are affiliated with 1,211 physicians operating in 456 locations, including 94 radiation oncology facilities, in 39 states. Our affiliated physicians care for approximately 650,000 patients annually, which we believe is the largest for-profit cancer care network in the United States.

It is that sizable physician and patient population that allows us to realize volume efficiencies for the network and a variety of additional industry customers. We provide oncologists with a broad range of innovative products and services through two economic models: a comprehensive services model, under which we provide all of our practice management products and services under a single contract with one fee typically based on the practice’s financial performance, and our targeted physician services model, under which physicians purchase a narrower suite of services based on the types of services required by the practice. Most of our affiliated physicians are served through the comprehensive model that provides the services and resources necessary to offer patients integrated cancer care in the community setting. That offering includes management services and financial and operational resources, as well as the opportunity to collaborate with colleagues throughout the country on clinical research and the accelerated use of evidence-based oncology treatments.

However, we also offer our services through targeted arrangements where a subset of our comprehensive services, including supplying oncology pharmaceuticals, reimbursement services, disease management, electronic medical records and research, can be obtained separately on a fee-for-service basis. These targeted arrangements are designed to meet the needs of oncology practices that may not be well-suited for a comprehensive management arrangement but still value a narrower scope of our services.

In addition to assisting physicians in addressing the challenges in their local markets, US Oncology uses the insight gained from working with these practices to assist payers and pharmaceutical manufacturers in improving patient access to high quality cancer care and the effectiveness of the care delivery system.

Our reimbursement expertise helps providers, payers and manufacturers realize cost efficiency and predictability in a largely unpredictable field of medicine. Innovent Oncology addresses the payer’s need to avoid the unnecessary costs of care while ensuring the highest level of clinical quality. Innovent Oncology combines Level I Pathways, evidence-based treatment protocols developed by network physicians for commonly-treated cancers, with iKnowMed, our electronic medical records system that supports the review of treatment patterns and outcomes. Innovent Oncology includes oncologist-directed disease management and robust patient support services, such as experienced oncology nurses and standardized educational materials, to aid in patient understanding of treatment protocols and potential side-effects to help reduce occurrences of avoidable medical interventions. Innovent Oncology also assists patients with incurable or late-stage disease with end-of-life planning to meet their individual physical, mental, social and spiritual needs. Appropriate advanced care planning avoids unnecessary treatments that both diminish the patient’s quality of life and consume healthcare resources in an inefficient manner.

Our payer services are based on actual experience in the community care setting and include a variety of programs to improve the predictability of costs for health plans. These programs partner payers and providers in an integrated effort to contain costs while accelerating the use of evidence-based medicine in oncology to improve the overall patient outcome. Innovent Oncology offers a comprehensive solution to the key cost drivers in cancer care: variable treatments, debilitating side effects that lead to emergency room visits and hospitalizations between treatments, and futile treatment at the end of life.

US Oncology also works with pharmaceutical manufacturers in the development and commercialization of oncology pharmaceuticals. The US Oncology Research network provides pharmaceutical manufacturers with a centrally managed and efficient system for the clinical development of new therapies from Phase I through IV. This research network is led by industry-leading cancer experts in all major tumor types and offers access to an unparalleled national sampling of patients. We offer clinical trial services to pharmaceutical, biotech, and medical device manufacturers. In addition, AccessMed® provides patient financial assistance and product support services to assist pharmaceutical manufacturers in commercializing their products, while our Healthcare Informatics business collects and analyzes data to provide significant insight into drug performance and patient outcomes for ongoing product development and evaluation. Our distribution center increases the safety of drugs through a state-of-the-art e-Pedigree technology that tracks drug therapies from the manufacturer to the practice, ensuring that drugs administered to patients by our affiliated physicians are genuine and unadulterated.

Our Physician Relationship Models

Comprehensive Service Agreements

Under our comprehensive services model known as Comprehensive Strategic Alliance, we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally manage the non-medical business operations of our affiliated practices and facilitate communication with our affiliated physicians. Each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. The responsibilities of each board include strategic planning, decision-making and preparation of an annual budget for that practice. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. We are responsible for non-medical decisions, including facilities management and information systems management.

Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we account for all expenses that we incur in connection with managing a practice, including rent, pharmaceutical expenses, salaries and benefits of non-physician employees of the practices, and are paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the year ended December 31, 2008, 80.9% of our revenue was derived from comprehensive service agreements related to practices managed under the earnings model. Our other comprehensive service agreements are on a fixed management fee basis, as required in some states.

Targeted Physician Services

Our services are increasingly being offered through targeted arrangements where a subset of the services offered through our comprehensive management agreements are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 15.8% of our revenue during the year ended December 31, 2008 which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses. A smaller portion of our revenue from targeted arrangements was payment for billing, collection and reimbursement support service and payment for the other services we provide. Rates for our services typically are based on the level of services desired by the practice.

Our Operating Segments

We provide the services described above through four operating segments: medical oncology services, cancer center services, pharmaceutical services and research/other services. Each of our operating segments is described in greater detail below.

We provide management services to practices under comprehensive services agreements in both our medical oncology and cancer center services segments. Our management services are intended to support affiliated physicians provide high quality, integrated and advanced cancer care. Both medical oncology and cancer center services may be provided under the same arrangement to provide comprehensive practice management services with the differentiation between these segments relating to the nature of cancer care being supported. Medical oncology services typically relate to the support of physicians who provide chemotherapy and drug administration, while cancer center services typically relate to physicians performing radiation treatments and diagnostic radiology.

Our practice management services are designed to encompass all non-clinical aspects of managing an oncology practice and assist affiliated practices develop and execute long-term strategies for their success. We believe our fee arrangements, which are typically based on a percentage of the affiliated practice’s earnings, effectively align our interests and long-term objectives with those our comprehensively managed practices.

We work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, providing customized electronic medical records and information systems, and obtaining nationally-negotiated supply arrangements. We also assist in recruiting additional physicians into our groups, including physicians from established practices and newly qualified oncologists. Each year approximately 50 oncologists are recruited to join an existing US Oncology affiliated group. We believe that a substantial portion of newly qualified oncologists that enter private practice join groups that are affiliated with US Oncology. We also assist affiliated groups in strengthening their market position in an increasingly competitive environment through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of the US Oncology network.

We work with practices to establish budgets, determine goals, set strategic direction and assess the viability of capital projects or other initiatives to position them for long-term growth. Our network technology infrastructure provides a common platform that facilitates collaboration among physicians, including virtual tumor boards where challenging cases and treatments can be discussed among peers. In addition, this infrastructure allows for the accumulation of financial information that can be used to establish key performance metrics, benchmark practice results, identify opportunities to enhance performance and develop best operating practices. We also provide a voice in Washington, D.C. for our affiliated practices and advocate on their behalf, and on behalf of their patients, with state agencies and lawmakers.

In addition, our management services are designed to encompass all non-clinical aspects of managing an oncology practice, allowing affiliated physicians to spend more time providing care to patients. These services include accounting, billing and collection, personnel management, payroll, benefits administration, risk management and compliance.

Medical Oncology Services

In addition to the practice management services described above, we provide pharmaceutical services to physicians that have affiliated under comprehensive service agreements.

Pharmaceuticals are the central component of medical oncology practices and by far their largest expense. For this reason, we have worked to develop core competencies in purchasing, distributing and managing oncology pharmaceuticals for medical oncologists. Central to the pharmaceutical services we provide is our ability to obtain drug pricing on more favorable terms than would otherwise be available to our affiliated practices. We negotiate all pharmaceutical purchases directly with drug manufacturers. Because of the significant size and scale of our network, we generally are able to procure market-differentiated pricing on pharmaceuticals. In addition, we work with affiliated practices to implement efficient operating process to manage inventory, eliminate waste and enhance product safety.

The majority of pharmaceuticals we purchase are delivered to the affiliated practices where they are mixed, when required, by pharmacists, pharmacy technicians or nurses employed by the affiliated practices and administered to patients at the practice. A small percentage of pharmaceuticals we purchase are dispensed to patients at our network pharmacies to be used on an outpatient basis. Our network currently includes 45 licensed pharmacies (located primarily in our cancer centers), 124 pharmacists and 337 pharmacy technicians. Where appropriate, we establish, or assist practices in establishing, retail pharmacy locations for oral and other self-administered therapies. The pharmacies serve as the recipients of, and distributors for, the pharmaceuticals used in treating our affiliated practices’ patients.

Participation in our network provides affiliated physicians access to the broad range of clinical insight that would not be available if they were not affiliated with us. We facilitate collaboration among network affiliated physicians through coordinated national meetings and discussions regarding treatment protocols, drug effectiveness and other pharmacy-related issues, including support for a network-wide pharmacy and therapeutics committee consisting of our affiliated physicians and support for the development of our Level I Pathways. In additional, we provide data collection and analytical services for use by physicians and their clinical staff, pharmacists and patients, including comprehensive analyses of complex chemotherapy regimens and their efficacy, toxicity, convenience and cost. We also provide an oncology-specific electronic medical records system, known as iKnowMed. This system includes customized content and comprehensive implementation plans with onsite training and support aimed at improving patient care as well as practice efficiency inducing accurate and complete charge capture.

Cancer Center Services

We offer cancer center services to affiliated practices under our comprehensive service agreements. We believe that community-based care in an integrated setting is the best way to provide patients access to high quality, comprehensive and advanced cancer care. We encourage medical oncology practices with sufficient market presence to expand into diagnostic radiology and radiation therapy, which can be performed at our cancer centers, but not in a typical practice office. In addition to increasing patient access to high quality care, we believe that offering a broader range of services enhances a practice’s financial position by mitigating its financial exposure to changes in pharmaceutical economics.

In this segment, we manage 80 integrated, community-based cancer centers, either outright or through joint ventures, of which we own 41 and lease 39. In addition, we manage 14 radiation-only facilities. We provide the development capital and manage all aspects of the cancer center development process in consultation with the practice, from deciding whether and where to build a cancer center, through regulatory and permitting and regulatory issues, and through construction, development and operations.

Pharmaceutical Services

The pharmaceutical services provided through the medical oncology services segment described above are also available as a separate targeted service offering to medical oncologists that have not executed comprehensive service agreements. These practices are contracted under our oncology pharmaceutical services (“OPS”) model, which does not encompass all of our practice management services. Pharmaceutical services include:

•	Group Purchasing Organization (“GPO”) services. We negotiate purchasing contracts with pharmaceutical manufacturers and other vendors, administer the contracts and provide related services.

•

Pharmaceutical Distribution services. Our distribution center increases the safety of drugs through a state-of-the-art e-Pedigree technology that tracks drug therapies from the manufacturer to the practice, ensuring that drugs administered to patients by our affiliated physicians are genuine and unadulterated. Located in Fort Worth, Texas, our distribution supplies approximately 96% of the value of pharmaceuticals administered by our network of affiliated practices.

Through our pharmaceutical services segment, we also provide informational and other services to pharmaceutical manufacturers and payers:

•

Information, marketing and analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product-related services.

•

Reimbursement Support. To expand the services we offer pharmaceutical manufacturers, in July, 2006, we acquired AccessMed™, a company that provides patient financial assistance and support services to assist pharmaceutical manufacturers in commercializing their products.

•

Oral Oncology Specialty Pharmacy. In August, 2006, we launched our oral oncology specialty pharmacy and mail order business at our Fort Worth facility. This capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing power to reduce costs. The mail order service is an offering that is also available to patients outside of our affiliated network practices. In addition to providing patients with pharmaceuticals, we provide patient counseling services that are directed toward appropriate use of medications, side effects and complication monitoring and reimbursement issues.

Cancer Research Services

We provide a full range of cancer research services to our affiliated practices, from study concept and design to regulatory approval. We believe that physicians and patients value this service because it provides access to the latest treatments available in oncology. Our clinical research expertise can provide patient access to a Phase I clinical trial that is rarely available to patients in a community setting and it can accelerate the use of evidence-based medicine with large-scale measurement of outcomes.

Cancer research revenues are derived from pharmaceutical and biotechnology companies that pay us to manage and facilitate their clinical trials and to provide other research-related services. We pay our affiliated physicians for their participation in clinical trials according to financial arrangements that are separately determined for each trial. Our cancer research program is designed to give community-based oncologists and their patients access to a broad range of the latest clinical trials.

Equipment

Technology, in the form of imaging and treatment delivery, is critical to effective cancer care. Throughout the course of a patient’s treatment, from initial staging to monitoring the response to a given treatment and providing precise feedback on its effectiveness, diagnostic imaging helps patients receive appropriate care. For these reasons, many of our affiliated practices seek to integrate the latest diagnostic and radiation oncology technology into their practices.

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

Positron emission tomography (“PET”) is an imaging technique in which a radioactive substance, similar to glucose, is injected into a patient’s body. The radioactive substance can help in locating the tumor, because cancer cells consume glucose at a higher rate than other tissues in the body. By showing metabolic changes in tissues and tumors, PET scans provide a vital tool in cancer management and treatment. Unlike X-rays, CTs, ultrasounds and MRIs, PET does not show body structure (anatomy). Instead, PET reveals the chemical function (metabolism) of an organ or tissue. This is an important tool in cancer treatment since these metabolic changes often precede structural changes in the body related to the development of tumors. Consequently, PET enables physicians, in many cases, to assess the state of the disease and recommend treatment options earlier and more accurately.

CT and PET modalities can be provided by a single scanner. A PET/CT image set allows a physician to not only see the anatomical information regarding a tumor captured by a CT scan, but also the metabolic activity revealed by a PET scan. The merging (fusion) of the two image sets assists the physician in understanding the extent of the tumor and if the disease has migrated to other body parts, yielding a more accurate description of the tumor to use in targeting treatment. In addition, a PET scan acquired in conjunction with a CT (PET/CT) is the clinically preferred study and roughly 50% faster than a conventional PET scan, enhancing patient convenience and efficiency.

In addition to diagnostic imaging technologies, we bring the latest in radiation treatment technologies to our practices, including intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”). IMRT allows radiation oncologists to more precisely target and regulate higher doses of radiation, which have a documented benefit while minimizing damage to surrounding healthy tissues. IMRT uses advanced computer technology to more precisely control the shape and intensity of a radiation beam than traditional 2D/3D radiation therapy. In some cases, IMRT allows a more aggressive radiation therapy approach to be used on certain tumors, such as those around the head, neck and spine, in which radiation treatment presents side effects with significant risk.

The next generational step in radiation therapy is the deeper integration of imaging and IMRT technologies. This emerging technique is called IGRT. This combination of technologies increases the confidence of the radiation oncologist to deliver a high intensity radiation beam to the target site. Since many organs move between, and in some cases during, treatment the ability to properly align the target area immediately prior to delivering the radiation ensures that proper dose is delivered accurately and minimizes damage to surrounding tissue.

Competition

We operate in a highly competitive industry. We have existing competitors, as well as a number of potential new competitors, some of which may have greater name recognition, financial, technical, marketing and/or managerial resources than we do. Our competitors generally compete with us on price, in particular the ability to obtain pharmaceuticals at market-differentiated pricing. To the extent that competitors are owned by pharmaceutical manufacturers, retail pharmacies, pharmacy benefit managers, insurance companies, HMOs or hospitals, they may have pricing advantages that are unavailable to us and other independent companies. In addition, we compete with not-for-profit hospitals and other organizations that may also have pricing and tax advantages not available to us.

Numerous competitors provide market research consulting, data compilation and analysis services in the health care and pharmaceutical area that compete with our services. The quality of our data, depth of our analytical expertise and focus on oncology, are the principal differentiators in these areas.

Pharmaceutical Management

The specialty pharmaceutical industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Competitive drivers consist primarily of service and price. Some of our current and potential competitors include:

•	national wholesale distributors such as AmerisourceBergen and McKesson and their specialty pharmacy divisions, many of which have multiple service offerings to practices and manufacturers;

•	group purchasing organizations such as International Oncology Network (“ION”), Oncology Therapeutic Network (“OTN”) and Oncology Supply;

•	pharmacy benefit management companies, such as Caremark Rx, Inc., Express Scripts, Inc., Medco Health Solutions, Incorporated and Gentiva Health Services, Inc.;

•	reimbursement services such as Lash Group and others;

•	data companies including both market research firms and companies who collect clinical data through an electronic medical record business;

•	pharmaceutical commercialization services;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	oncology education businesses;

•	manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

•	hospital-based comprehensive cancer care centers and other alternate site healthcare providers.

Outpatient Healthcare Centers

Migration of outpatient radiation services to non-hospital locations is a growing trend but the sector is highly fragmented. We know of several other companies that are focused on outpatient radiation oncology centers. Many hospitals and regional medical centers also operate outpatient care centers offering primary care, urgent care, diagnostic imaging, minor surgery (known as ambulatory surgery centers or “ASCs”), and a range of other specialties including oncology. Outpatient care providers compete based on services offered and the availability and price of new technologies. Although fragmented and predominantly locally focused, our strongest competitors are hospitals or joint ventures between hospitals and oncology practices that finance, build and operate comprehensive cancer centers adjacent to a large hospital or as a satellite location within the hospital system. Companies such as SurgiCare, Inc. (for ASCs) and Outpatient Imaging Affiliates, LLC and Radiation Therapy Services, Inc. (for diagnostic imaging and radiation therapy) also build and operate outpatient care centers, often in partnership with hospitals or HMOs. Some of these companies could attempt to enter or expand their presence in the oncology market.

Research Services

With respect to research activities, we compete with contract research organizations, other research networks and academic institutions. The contract research industry is fragmented, with several hundred small limited-service providers and several large full-service contract research organizations with global operations that may have access to greater financial resources. Research networks and academic centers may also have other sources of funding research efforts, such as grants and foundation support and, therefore may have greater ability to offer a lower price for services than US Oncology.

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

Strategy and Development

Our mission is to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. To realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers.

The focus of these efforts in 2009 will be to:

•

Expand Innovent Oncology, a service launched in 2008 that is specifically designed to bring physicians and payers together to provide the highest clinical quality while better managing the total cost of care through evidence-based treatment protocols and patient support services.

•

Grow our services to pharmaceutical manufacturers. US Oncology works with pharmaceutical manufacturers in the development and commercialization of oncology pharmaceuticals. The US Oncology Research network provides pharmaceutical manufacturers with a centrally managed and efficient system for the clinical development of new therapies from Phase I through IV. Our Healthcare Informatics business collects and analyzes data to provide significant insight into drug performance and patient outcomes for ongoing product development and evaluation.

•

Deliver our services to physicians through targeted offerings to physicians desiring access to a narrower suite of our services. We expect the demand for professional management of physician groups will continue in 2009. We recently began packaging five key services (OPS, ORS, Innovent, iKnowMed and Research) into a new targeted physician services offering. This offering is intended to complement the CSA model, address the needs of mid-size practices (five to fifteen physicians) and is available as a suite of services customized to each practice’s priorities.

•

Work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, providing customized electronic medical records and information systems, and obtaining favorable pharmaceutical pricing. We also assist affiliated groups in strengthening their market position in an increasingly competitive environment through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of the US Oncology network.

•

Continue to grow our network of affiliated physicians. In addition to expanding our targeted service offerings, we seek to enter into comprehensive service agreements with practices in new markets and those where we already have a regional presence. Entering new markets grows our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. We also intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with already established practices.

Employees

As of December 31, 2008, we directly employed approximately 4,700 people and our affiliated practices managed under comprehensive service agreements employed approximately 4,900 people (excluding affiliated physicians.) Under the terms of the comprehensive service agreements with the affiliated practices, we are responsible for the compensation and benefits of the practices’ non-physician medical personnel. None of our employees, including employees of any affiliated practice, is a member of a labor union or subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Intellectual Property

We have registered the service marks “US Oncology”, “Oncology Rx”, “Innovent Oncology” and “Oncology Rx Care Advantage” with the United States Patent and Trademark Office. Other than the use of such marks, however, our business generally is not dependent upon any patents or licensed technology in operating our business.

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

Government Regulation

General

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we and our affiliated practices operate will not change significantly and adversely in the future. In general, regulation and scrutiny of healthcare providers and related companies are increasing. We expect that the new administration and congress will continue to focus on healthcare issues and that regulation will continue to increase.

There are currently numerous federal and state initiatives relating to the provision of healthcare services, the legal structure under which those services are provided, access to healthcare, disclosure of healthcare information, costs of healthcare and the manner in which healthcare providers are reimbursed for their services. Federal enforcement and regulatory agencies are focusing on, among other issues, physician coding, pharmaceutical relationships, hospital-physician joint ventures, credit balances, clinical research and group purchasing organization activities, which may result in government actions that could negatively impact our operations. It is not possible to predict whether any such initiatives will result in new or different rules or regulations or other actions or what their form, effective dates or impact on us will be.

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

Privacy Security and Transaction Code Sets Regulations; Privacy Laws

United States Department of Health and Human Services (“HHS”) has issued regulations implementing the Administrative Simplification Provisions of HIPAA concerning the privacy and security of individually identifiable health information, and the use of standard transactions and code sets and National Provider Identifiers (NPIs) for electronic transactions conducted by covered entities. The HIPAA privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including hospitals, physicians, pharmacies, group health plans and certain other healthcare providers) significant restrictions on the use and disclosure of individually identifiable health information. With the exception of the operation of certain pharmacies, most of our activities do not involve the provision of healthcare services and therefore do not subject us directly to the HIPAA privacy regulations. However, we act as a business associate of our affiliated physicians, and have therefore entered into agreements requiring us to meet certain requirements of the HIPAA privacy rule applicable to business associate arrangements. The HIPAA security regulations impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. In addition, as part of the American Recovery and Reinvestment Act (“ARRA”) passed on February 17, 2009, HIPAA was amended, effective February 2010, so that business associates will have many of the same direct responsibilities under HIPAA as covered entities do. ARRA also imposed additional obligations to disclose security and privacy breaches and additional limitations on the use of patient healthcare information. The HIPAA regulations establishing electronic transaction and code set standards require that all healthcare providers use standard transactions and code sets when electronically submitting or receiving individually identifiable health information in connection with certain healthcare transactions. As a result of these HIPAA regulations, we have taken actions to ensure that information that is subject to the regulations and maintained on our computer networks is in compliance with applicable regulatory requirements. We believe that we are substantially in compliance with the HIPAA electronic transaction and code set standards and are capable of delivering HIPAA standard transactions electronically on behalf of ourselves and our affiliated physicians. We have provided guidance to our affiliated physicians regarding the NPI application and implementation processes and are monitoring progress towards the computer system upgrades and payer/clearinghouse testing necessary to implement NPIs in electronic HIPAA standard transactions on behalf of ourselves and our affiliated physicians. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of individually identifiable health information that are more stringent than comparable provisions under HIPAA. The finding of a violation of HIPAA or one of these state laws by us or our affiliated physicians could adversely affect our business. Unforeseen difficulties resulting in a failure by us or our affiliated physicians to timely implement HIPAA NPI requirements could delay the receipt of healthcare claims payments and could adversely affect our business. In addition, our failure to meet our business associate contractual obligations with our affiliated physicians could result in enforcement actions by regulatory authorities against our affiliated physicians or us. The impact of such regulatory enforcement actions or contractual terminations could adversely affect our business. In addition to privacy requirements under HIPAA, our affiliated practices and we, in our role as business manager, are subject to numerous other state and Federal laws relating to privacy and appropriate handling of confidential information. Our affiliated practices routinely collect personal and financial information about patients. We use and transmit such information in connection with obtaining reimbursement, billing and other activities. In the event of an inappropriate use or disclosure of such information, including an inadvertent one or one caused by a third party, we and our practices could be subject to disclosure obligations or other liability. Such obligations and liability can arise if it is determined that we or our affiliated practices failed to maintain adequate security for data, even if the actual disclosure or use was not by us. Although the Company maintains systems, policies and procedures designed to prevent inappropriate access, use or disclosure, we cannot assure you that these systems, policies and procedures will be totally effective, particularly in cases of deliberate wrongdoing by a third party.

Fee-Splitting; Corporate Practice of Medicine and Pharmacy

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as US Oncology, from practicing medicine, in certain instances from splitting fees with physicians and from employing physicians to practice medicine. In certain jurisdictions, we are required by such laws to modify our standard contractual arrangements to comply with corporate practice of medicine and fee-splitting laws. In addition, many states have similar laws with respect to the practice of pharmacy. We believe our current and planned activities do not constitute fee-splitting or the practice of medicine as contemplated by these laws. We do not believe we practice pharmacy, except where appropriately licensed. In many jurisdictions, however, the laws restricting the corporate practice of medicine or pharmacy and fee-splitting have been subject to limited judicial and regulatory interpretation and, therefore, there can be no assurance that upon review some of our activities would not be found to be in violation of such laws, possibly placing us in a position of being unable to enforce the payment terms of our management contracts. In the past, interpretations of such laws have required us to modify existing arrangements and there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure if we commence business in those states.

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

In situations where we operate a licensed pharmacy, we are a provider. Although we believe our offerings under that service comply with law, there is a risk that our status as a provider could bring greater scrutiny to those arrangements.

Prohibitions of Certain Referrals

The Stark Law prohibits physician referrals of Medicare or Medicaid patients for certain “designated health services” to an entity with which the physician or his or her immediate family members have a “financial relationship”, unless the arrangement complies with an exception to the statute or implementing regulations. Laboratory services, radiation therapy services and supplies, certain diagnostic services, inpatient and outpatient hospital services and outpatient prescription drugs are among the designated health services to which the Stark Law applies. On September 5, 2007, the Centers for Medicare & Medicaid Services issued the third phase of its final regulations addressing physician self-referrals, which became effective December 4, 2007. Additional regulations were published on August 19, 2008, with effective dates of October 1, 2008 or October 1, 2009 (depending on the provision), and on November 19, 2008, with an effective date of January 1, 2009. These regulations and the previously issued first and second phases of the final regulations provide guidance as to the applicability of the Stark Law to certain arrangements that may be relevant to the operations of our affiliated physicians, including, among others, referrals by physicians for ancillary services in the context of the operation of a group practice and referrals by physicians for designated health services under certain employment and personal services arrangements. We and our affiliated practices will be required to restructure certain of our joint venture arrangements with other providers as a result of these regulations. A violation of the Stark Law is punishable by civil sanctions, including significant fines, a denial of payment or a requirement to refund certain amounts collected, and possible exclusion from participation in Medicare and Medicaid. A number of states have adopted laws and/or regulations that contain provisions that track, or are otherwise similar to, the Stark Law. The Stark Law and its implementing regulations apply directly to physicians and organizations to which they refer. With the exception of our pharmacy operations, the Stark Law does not apply directly to us under the comprehensive services model. There can be no assurance, however, that interpretations of such laws will not indirectly affect our existing relationships with affiliated practices. In addition, to the extent that an affiliated physician practice were deemed to be in violation of the Stark Law, the failure to comply with the Stark Law could adversely impact the operations of such practice.

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

Antitrust Inquiry

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

The United States Federal Trade Commission (“FTC”) and a state Attorney General have informed one of our affiliated physician practices that they have opened an investigation to determine whether a recent transaction in which another group of physicians became employees of that affiliated group violated relevant state or federal antitrust laws. In addition, the FTC has informed us that it intends to request information from us regarding our role in that transaction. The affiliated practice is in the process of responding to a request for information on this matter. At present, we believe that the scope of the investigation is limited to a single transaction, but we cannot assure you that the scope will remain limited. We believe that we and our affiliated physician practices comply with relevant antitrust laws. However, if this investigation were to result in a claim against us or our affiliated physician practice in which the FTC or attorney general prevails, the resulting judgment could have a material adverse financial and operational effect on us or that practice, including the possibility of monetary damages or fines, a requirement that we unwind the transaction at issue or the imposition of restrictions on our future operations and development. In addition, addressing government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Furthermore, because of the size and scope of our network, there is a risk that we could be subjected to greater scrutiny by government regulators with regard to antitrust issues.

Reimbursement Requirements

In order to participate in the Medicare and Medicaid programs, our affiliated practices must comply with stringent reimbursement regulations, including those that require certain healthcare services to be conducted “incident to” or otherwise under a physician’s supervision. Different states also impose differing standards for their Medicaid programs, including utilizing an actual-cost-based system for reimbursement of pharmaceuticals instead of average-sales-price-based methodologies. Satisfaction of all reimbursement requirements is required under our compliance program. The practices’ failure to comply with these requirements could negatively affect our results of operations. Recently, the federal government has introduced a pilot program in which third party contractors are retained to audit requests for reimbursement from governmental programs and are paid based upon recovery of inappropriate payments. These contractors are empowered to withhold future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules.

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

Commercial payers continue to seek to negotiate lower levels of reimbursement for cancer care services, with a particular focus on reimbursement for pharmaceuticals. A disproportionate majority of affiliated practices’ profitability is attributable to reimbursement from commercial payers. There is a risk that commercial payers will seek reductions in pharmaceutical reimbursement similar to those included in the recent CMS decisions and federal legislation discussed below. Any reductions in reimbursement levels could harm us and our affiliated physicians. In addition, several payers are trying to implement Mandatory Vendor Imposition (“MVI”) programs under which cancer patients or their oncologists would be required to obtain pharmaceuticals from a third-party. That third-party, rather than the oncologist, would then be reimbursed. Private payers have the ability to implement such programs through benefit designs that offer patients significant incentives to receive drugs in this fashion as well as through negotiations with practices. As described below, the United States

Department of Health and Human Services (“HHS”) was required to implement a program under which oncologists may elect to receive drugs from a Medicare contractor, rather than purchase drugs and seek reimbursement. If such a program is successfully implemented for Medicare, private payers may follow. Commercial payers are also attempting to reduce reimbursement for other services, such as diagnostic imaging tests, by requiring that such tests be performed by specific providers within a given market or otherwise limiting the circumstances under which they will provide reimbursement for those services. In the event that payers succeed with these initiatives, our practices’ and our results of operations could be adversely affected.

Changes in Medicare reimbursement may continue to adversely affect our results of operations.

Government organizations, such as Medicare and Medicaid (“Centers for Medicare and Medicaid Services” or “CMS”), are the largest payers for our collective group of affiliated practices. As such, changes in Medicare reimbursement practices have been initiated over the past several years, and which are continuing into 2009, may adversely affect our results of operations. Several changes which have and may continue to adversely affect the company include:

•

Change in Medicare reimbursement methodology based on average wholesale price (“AWP”) to average sales price (“ASP”) for oncology pharmaceuticals administered in physicians’ offices effective January 1, 2005 and its impact on differential pricing offered on pharmaceuticals;

•

Elimination of payments for data submission under the Medicare Demonstration Project under which physicians were reimbursed during 2005 and 2006 for providing certain data relating to quality of care for cancer patients;

•	Implementation of the Competitive Acquisition Program (“CAP”) which began August 1, 2006 should any affiliated practices elect to participate in this program;

•	CMS changes to the Practice Expense (“PE”) Methodology for non-drug services reimbursement which is being phased in from 2007 to 2010;

•

Capping of Medicare imaging reimbursement at the lower or Hospital Outpatient Prospective Payment System (“HOPPS”) rates or Physician Fee Schedule (“PFS”) National Payment Amounts under the Deficit Reduction Act (“DRA”)

•

A National Coverage Determination (“NCD”) issued by the CMS on July 30, 2007 eliminating coverage of erythropoiesis-stimulating agents (“ESAs”) for patients with certain types of cancer or receiving certain types of drug therapy, and limiting coverage of ESAs in certain other circumstances, and subsequent label change by the Food and Drug Administration (“FDA”) including similar restrictions, which are discussed in greater detail below.

The Obama administration has identified health care as a policy priority and has released an outline of its health care policy initiatives as they relate to the 2010 federal budget. The outline identifies guiding principles for health care reform and spending, which include increasing access to and affordability of healthcare, primarily by ensuring access to health insurance, increasing effectiveness of care, through effective use of technology and an emphasis on evidence-based medicine, maintaining patient choice, emphasizing preventive care and enhancing the fiscal sustainability of the U.S. health care system. Specific initiatives described in the outline include reducing drug costs for federal programs by increasing availability of generics and increasing the Medicaid rebates payable by manufacturers to states, increasing incentives to reduce unnecessary variability in treatment and to practice evidence-based medicine, incentivizing the use of electronic medical records and other technology, and reducing unnecessary or wasteful spending. While many of the stated goals of the initiatives are consistent with our own mission to increase access to care that is effective, efficient and based upon the latest available scientific evidence, additional regulation and continued fiscal pressure may adversely affect our business.

The reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting either by retiring from the practice of medicine or by moving to a hospital setting or they may cease charging for drugs administered in the office by choosing to obtain drugs through CAP. Any such reductions in our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. Recently, CMS has implemented a pilot program in which third party contractors are retained to seek recovery of allegedly erroneous payments by governmental programs and are paid based upon successful recoveries. We believe that the increasing national budget deficit, aging population and the prescription drug benefit will mean that pressure to reduce healthcare costs, and drug costs in particular, will continue to intensify. For a more complete description of the Medicare reimbursement changes and their impact to the company, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reimbursement Matters.”

Restrictions on reimbursement by government programs for erythropoiesis-stimulating agents have resulted in a material and continuing reduction in revenues and profits of our affiliated practices and us.

Erythropoiesis-stimulating agents (‘‘ESAs’’) are widely-used drugs for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive to treat their cancer. ESAs have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. ESAs are administered to increase levels of healthy red blood cells and are an alternative to blood transfusions.

In March, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESAs which it later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESAs. The FDA advisory and subsequent intermediary actions led the Centers for Medicare & Medicaid Services (“CMS”) to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESAs for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESAs in patients who are not currently receiving chemotherapy that was referenced in the initial FDA advisory referred to above. The NCD included determinations that eliminate coverage for anemia not related to cancer treatment. Coverage was also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than is common practice prior to the NCD; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

Subsequent to the issuance of the NCD, the Oncology Drug Advisory Committee of the FDA (“ODAC”) met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings on July 30, 2008, FDA published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement, rather than prescribing, for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers. The label was effective as of August 14, 2008, and primarily changed the labeled use of ESAs in the following areas:

•	ESAs are “not indicated” for patients receiving chemotherapy when the anticipated outcome is cure.

•	ESA therapy should not be initiated when hemoglobin levels are ≥ 10 grams per deciliter (“g/dL”)

•	References in the labeling to an upper limit of 12 g/dL have been removed.

The FDA did not adopt an ODAC recommendation to limit ESA in head/neck and breast cancers, or any other tumor type which significantly reduced the impact of a possible decrease in utilization.

FDA also mandated that a Risk Evaluation and Mitigation Strategy (“REMS”) with respect to ESAs be adopted. A REMS proposal by manufacturers was filed with the FDA in late August, 2008. The REMS will focus on future ESA prescribing and is projected to require additional patient consent/education requirements, medical guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for the manufacturers to implement the new program is uncertain, however we believe it may be released during the first quarter of 2009. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to order and prescribe ESAs for their patients.

Operating income attributable to ESAs administered by our network of affiliated physicians was $32.1 million in 2008 compared to $58.0 million in 2007. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers. As the NCD was effective July 30, 2007, the impact of reduced ESA utilization was not fully reflected in the results for the last half of 2007. In addition, there was a net increase in ESA pricing, the impacts of which are included in the 2008 financial results.

It is not possible to estimate the impact of the REMS on the financial results of the Company as it relates to prescribing patterns, until the REMS is in effect (expected to be sometime in 2009). We believe a possible impact of the REMS could be further reductions in ESA utilization. A significant decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments, and we cannot assure you that a further decline will not occur. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with the Company and lead to increased pressure to amend the terms of its management services agreements. In addition, reduced utilization of ESAs may adversely impact the Company’s ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

Continued review of pharmaceutical companies and their pricing and marketing practices could result in lowered reimbursement for pharmaceuticals and adversely affect us.

Continued review of pharmaceutical companies by government payers could result in lowered reimbursement for pharmaceuticals, which could harm us. Because Medicare reimbursement is no longer based on AWP, governmental scrutiny of AWP, which has been a focus of several investigations by government agencies may be expected to decline. However, many state Medicaid programs continue to reimburse for drugs on an AWP-based model. Moreover, existing and prior lawsuits and investigations regarding AWP have resulted and could continue to result in significant settlements that include corporate integrity agreements affecting pharmaceutical manufacturer behavior. Corporate integrity agreements subject healthcare providers, including pharmaceutical manufacturers, to burdensome and costly monitoring and reporting requirements to the Office of Inspector General of the HHS. Additionally, many of the concerns of government agencies will continue to apply under any reimbursement model. Because our network is a significant purchaser of pharmaceuticals, the other services we provide to, and relationships we have with pharmaceutical manufacturers, could be subject to scrutiny to the extent they are not viewed as bona fide arms length relationships or are inappropriately linked to pharmaceutical purchasing. Furthermore, possibly in response to such scrutiny as well as significant adverse coverage by the media, some pharmaceutical manufacturers could alter pricing or marketing strategies that increase the cost of pharmaceuticals to oncologists, which in turn could adversely affect us. Finally, because our network of affiliated practices participates in a group purchasing organization that is a significant purchaser of pharmaceuticals paid for by government programs, we or our network of affiliated practices have become involved in these investigations or lawsuits, and are the target of such pharmaceutical-related scrutiny. Any of these events could have a material adverse effect on us.

ASP-based reimbursement could make it more difficult for us to obtain favorable pricing from pharmaceutical companies.

Historically, one of our key business strengths has been our ability to obtain pricing for pharmaceuticals that we believe is better than prices widely available in the marketplace. Starting January 1, 2005, Medicare began reimbursing for oncology pharmaceuticals based on 106% of the average price at which pharmaceutical companies sell those drugs to oncologists and other users, so that any discount to any purchaser would have the effect of reducing reimbursement for drugs administered in all physician offices. We believe that this change has made pharmaceutical companies more reluctant to offer market-differentiated pricing to us or reduced the degree of such differentiation. Any decrease in our ability to obtain pricing for pharmaceuticals that is more favorable than the market as a whole could adversely affect our ability to attract new customers and retain existing customers, particularly under our OPS model, and could adversely affect our business and results of operations.

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

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Several areas of regulatory compliance that may affect our ability to conduct business include:

•	federal and state anti-kickback laws;

•	federal and state self-referral and financial inducement laws, including the federal Ethics in Patient Referrals Act of 1989 (the “Stark Law”);

•	federal and state false claims laws;

•	state laws regarding prohibitions on the corporate practice of medicine;

•	state laws regarding prohibitions on fee splitting;

•	federal and state laws regarding pharmacy regulations;

•	federal and state laws regarding pharmaceutical distribution; and

•	federal and state laws and regulations applicable to the privacy and security of health information and other personal information.

These federal and state laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. In addition, federal and state agencies responsible for enforcement and interpretation of these laws, as well as courts, continue to issue new interpretations and change prior interpretations of these laws, including some changes that may have an adverse impact on our operations or require us to alter certain of our business arrangements. While we believe that we are currently in compliance in all material respects with applicable laws and regulations, a determination that we have violated these laws, or the public announcement or perception that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations. In addition to our affiliated practices, hospitals and other healthcare providers with which we, or our affiliated practices, have entered into various arrangements are also heavily regulated. To the extent that our arrangements with these parties or their independent activities fail to comply with applicable laws and regulations, our business and financial condition could be adversely affected. For a more complete description of these regulations, see “Government Regulation.”

We face the risk of governmental investigation and qui tam litigation relating to regulations governing billing for medical services.

The federal government is aggressive in examining billing practices and seeking repayments and penalties allegedly resulting from improper billing and reimbursement practices. In addition, federal and some state laws authorize private whistleblowers to bring false claim, or qui tam suits, on behalf of the government and reward the whistleblower with a portion of any final recovery. We have previously been named in qui tam suits. In each of the qui tam suits naming us of which we are aware, the United States Department of Justice (“DOJ”) has not intervened and such suits have been dismissed. However, because qui tam lawsuits are filed under seal, we could be named in other such suits of which we are not aware. For the past several years, the number of qui tam suits filed against healthcare companies and the aggregate amount of recoveries under such suits have increased significantly. This trend increases the risk that we may become subject to additional qui tam lawsuits.

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

Industry forces are affecting us and our competitors. In recent years, the healthcare industry has undergone significant changes driven by various efforts to reduce costs, including national healthcare reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of healthcare service companies and collective purchasing arrangements by office-based healthcare practitioners. The changes in our industry have caused greater competition among industry participants. Our inability to predict accurately, or react competitively to, changes in the healthcare industry could adversely affect our operating results. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Business

Most of our revenues come from pharmaceuticals, and an adverse impact on the way in which pharmaceuticals are reimbursed or purchased by us would have an adverse impact on our business.

During 2008, approximately 71% of the patient revenue generated by our affiliated practices under comprehensive service agreements was attributable to pharmaceuticals. Under the comprehensive services model, our medical oncology revenues are dependent on the earnings of our affiliated practices related to pharmaceuticals. Under the OPS model, our revenues are dependent on use of pharmaceuticals by affiliated practices. Because revenues attributable to pharmaceuticals and our ability to procure pharmaceuticals at competitive prices are such a significant part of the affiliated practices’ earnings and, consequently, our revenues, factors that adversely affect those revenues, such as changes in reimbursement or usage, or the cost structure underlying those revenues are likely to adversely affect our business.

In addition, there is a risk that a change in treatment patterns or reduction in use of a particular drug could result from new scientific findings or regulatory or reimbursement actions, as has occurred with ESAs. Any such change that impacts a significant amount of pharmaceutical utilization would adversely affect our results of operations.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a very limited number of suppliers and any termination or modification of relations with those suppliers could have a material adverse impact on our business.

We derive a substantial portion of our revenue and profitability from the utilization of a limited number of pharmaceutical products manufactured and sold by a very limited number of, or in several cases, a single manufacturer. During 2008, approximately 43% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five manufacturers. Included among these are ESAs, which accounted for 5.3% of our 2008 revenue and a larger proportion of our EBITDA and net income. In addition, a limited number of manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these manufacturers are typically for one to three years and are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that can be adjusted periodically based on specified volume levels, growth levels, or a specified level of use of a specific drug as a percentage of the overall use of drugs within a given therapeutic class.

In some cases, compliance with the contract is measured on a quarterly basis and pricing concessions are given in the form of rebates payable at the end of the measurement period. Unanticipated changes in usage patterns, including changes in reimbursement policies such as those which may affect ESAs or the introduction of standardized treatment regimens or clinical pathways that disfavor a given drug, could result in lower-than-anticipated utilization of a given pharmaceutical product, and cause us to fail to attain the performance levels required to earn rebates. A departure of a significant number of physicians from our network could also cause us to fail to reach contract targets. Failure to attain performance levels could result in our not earning rebates, including cost-reductions that may already have been reflected in our financial statements. Furthermore, certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our pricing on several products could be adversely impacted based upon our failure to meet predetermined targets with respect to any single product. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

Our ability to negotiate the purchase of pharmaceuticals on behalf of our network of affiliated physicians, or to expand the scope of pharmaceuticals purchased, from a particular supplier at prices below those generally offered to all oncologists is largely dependent upon such supplier’s assessment of the value of our network. Many pharmaceuticals used by our affiliated physicians are single-sourced drugs and available from only one manufacturer where the lack of competitive products makes differentiated pricing difficult to achieve. To the extent that our pharmaceutical services structure or other factors cause pharmaceutical suppliers to perceive our network as less valuable, our relationships and any pricing advantages with such suppliers could be harmed. Our inability to negotiate prices of pharmaceuticals with any of our significant suppliers at prices below those generally available to all oncologists could have a material adverse effect on our business, results of operations and financial condition.

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

Our affiliated practices under certain circumstances are allowed, and may attempt, to terminate their agreements with us. If any of our larger practices were to succeed in such a termination, our business could be seriously harmed. From time to time, we have disputes with physicians and practices that could result in harmful changes to our relationship with them or a termination of a service agreement if adversely determined. We are also aware that some practices that are not part of our network but which are affiliated with other companies, have attempted to end or restructure their affiliations with such companies, although they may not have a contractual right to do so, by arguing that their affiliations violate some aspect of healthcare law and have been successful in doing so.

Specifically, we are involved in litigation with a practice in Oklahoma that was affiliated with us under the net revenue model until April, 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. We expect these hearings to occur in late 2009 or 2010. Because of the need for further proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

During the first quarter of 2006, the practice represented 4.6% of our consolidated revenue. In October, 2006, we sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At December 31, 2008, the total receivable owed to us of $22.4 million is reflected on our balance sheet as other assets. Currently, a deposit of approximately $11.4 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded as other noncurrent assets at December 31, 2008. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

Our revenue currently depends on revenue generated by affiliated practices. Loss of revenue by the practices could seriously harm us. It is possible that our affiliated practices will not be able to maintain successful medical practices. In addition, our fees under comprehensive service agreements and our ability to collect fees under our OPS model depend upon the profitability of the practices. Any failure by the practices to contain costs effectively will adversely impact our results of operations. Because we do not control the manner in which our practices conduct their medical practice (including drug utilization), our ability to control costs related to the provision of medical care is limited. Furthermore, the affiliated practices face competition from several sources, including sole practitioners, single and multi-specialty practices, hospitals and managed care organizations. We have limited ability to discontinue or alter our service arrangements with practices, even where continuing to manage such practices under existing arrangements is economically detrimental to us.

Physician practices typically bill third-party payers for the healthcare services provided to their patients. Third-party payers such as private insurance plans and commercial managed care plans negotiate the prices charged for medical services and supplies in order to lower the cost of the healthcare services and products they pay for and to shift the financial risk of providing care to healthcare providers. Third-party payers can also deny reimbursement for medical services and supplies by concluding that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Third-party payers are also seeking to contain costs by moving certain services, particularly pharmaceutical services, outside of the physician’s office. We believe that self-injectable supportive care drugs used by oncologists, which account for approximately 12% of the pharmaceutical revenue generated by our affiliated practices in 2008, are particularly susceptible to this trend. Also, any adverse impact on the financial condition of a third party payer could subject receivables from that payer to greater collection risk. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. There is a risk that other payers could reduce rates of reimbursement to match any reduction by governmental payers. Our management fees under the comprehensive services model are dependent on the financial performance of the practices and would be adversely affected by a reduction in reimbursement. From time to time, due to market conditions and other factors, we may also renegotiate our management fee arrangements, reducing our management fee income. In addition, to the extent physician practices affiliated with us under the OPS model are impacted adversely by reduced reimbursement levels, our business could be harmed generally and receivables owed to us by those practices could be subject to greater credit risk.

The development or operation of cancer centers could cause us to incur unexpected costs, and our existing or future centers may not be profitable.

The development and operation of integrated cancer centers is subject to a number of risks, including not obtaining regulatory permits or approval, delays that often accompany construction of facilities and environmental liabilities related to the disposal of radioactive, chemical and medical waste. Our strategy includes the development of additional integrated cancer centers. As of December 31, 2008, we have three cancer centers under construction, and several others in various planning stages. Any failure or delay in successfully building new integrated cancer centers, as well as liabilities from ongoing operations, could seriously harm us. New cancer centers may incur significant operating losses during their initial operations, which could materially and adversely affect our operating results, cash flows and financial condition. In addition, in some cases our cancer centers may not be profitable enough for us to recover our investment. We may decide to close or sell cancer centers, either because of underperformance or other market developments.

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

Rapid technological advancements have been made in the radiation oncology and diagnostic imaging industry. Although we believe that our equipment and software can generally be upgraded as necessary, the development of new technologies or refinements of existing technologies might make existing equipment technologically obsolete. If such obsolescence were to occur, we may be compelled to incur significant costs to replace or modify the equipment, which could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our cancer centers compete against local centers, which may own more advanced imaging or radiation therapy equipment or provide additional technologies. Our performance is dependent upon physician and patient confidence in the quality of our technology and equipment as compared to that of our competitors.

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

The healthcare industry is characterized by delays that can be as much as three to six months between when services are provided and when the reimbursement or payment for these services is received. Under our comprehensive service agreements, our working capital is dependent on such collections. Although we believe our collection experience is generally consistent with that of the industry, industry reimbursement practices make working capital management, including prompt and diligent billing and collection, an important factor in our results of operations and liquidity. At practices affiliated under the OPS model we do not control the billing and collection function and reduced liquidity could adversely affect their ability to pay amounts owed to us. We cannot provide assurance that trends in the industry or in the economy generally will not further extend the collection period and negatively impact our or their working capital.

Our services could give rise to liability to clinical trial participants and the parties with whom we contract.

In connection with clinical research programs, we provide several services focused on bringing new drugs to market, which is time consuming and expensive. Such clinical research involves the testing of new drugs on human volunteers. Clinical research involves the inherent risk of liability for personal injury or death to patients resulting from, among other things, unforeseen adverse side effects or improper administration of the new drugs by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. In addition, under the privacy regulations promulgated pursuant to HIPAA, there are specific privacy standards associated with clinical trial agreements. Violations of such standards could subject us to an enforcement action by HHS. If we do not perform our services in accordance with contractual or regulatory standards, the clinical trial process and the participants in such trials could be adversely affected. These events would create a risk of liability to us from either the pharmaceutical companies with which we contract or the study participants.

We also contract with physicians to serve as investigators in conducting clinical trials. Third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of patients for the medical care rendered by third-party investigators. Although we would vigorously defend any such claims, it is possible that we could be held liable for such types of losses.

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

Under OPS relationships, our agreements with affiliated practices have shorter terms than our comprehensive services agreements, and we have less input with respect to the business operations of the practices.

Currently, most of our revenues are derived from providing comprehensive management services to practices under long-term agreements that generally have 10 to 40 year initial terms and that are not terminable except under specified circumstances. Agreements under our comprehensive services model allow us to be the exclusive provider of management services, including all services contemplated under the OPS structure, to each of the affiliated practices. In addition, under those agreements, the affiliated practices are required to bind their physicians to specified employment terms or restrictive covenants. Under the OPS structure, our agreements with affiliated practices have 1 to 3 year terms, and are more easily terminable. A number of the other input mechanisms that we currently have with respect to affiliated comprehensive services practices do not exist under our oncology pharmaceutical services model. This may increase the ability of affiliated practices to change their internal composition to our detriment and may result in arrangements that are easier for individual physicians and practices to exit, exposing us to increased credit risk and competition from other companies, especially in the pharmacy services sector. Departure of a significant number of physicians or practices from participation in our OPS structure could harm us. These risks will increase as we grow our business under the OPS structure.

Changes in estimates related to the Company’s recoverability of long-lived assets, including goodwill, could result in an impairment of those assets.

The carrying values of our fixed assets, service agreement intangibles and goodwill are tested for impairment on an annual basis and more frequently if events or changes in circumstances indicate their recorded value may not be recoverable. The impairment review of goodwill must be based on estimated fair values. With the assistance of a third party valuation firm, we estimate the fair value of the operating segments to which goodwill has been allocated based upon widely-accepted valuation techniques, including the use of peer market multiples (on a trailing and forward basis) and discounted cash flow analysis, in the absence of market capitalization data. The Company’s goodwill is impaired if the carrying value of goodwill exceeds the estimated fair value. Future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges.

For fixed assets and service agreements, the carrying value is compared to the Company’s projected cash flows associated with the affiliated practice that is utilizing the fixed assets or that is party to the management services agreement. We may be required to recognize an impairment charge in the event these analyses indicate that our fixed assets or management service agreement intangible assets are not recoverable.

Risks Relating to our Capitalization

Our substantial indebtedness could adversely affect our financial condition and restrict our current and future operations.

We have a significant amount of indebtedness. As of December 31, 2008, we had indebtedness of approximately $1,528.6 million, including indebtedness of US Oncology Holdings, Inc in the amount of $456.8 million and obligations of US Oncology, Inc. in the amount of $1,071.8 million. Our substantial indebtedness could have important consequences by adversely affecting our financial condition and making it more difficult to satisfy obligations, make strategic investments, increase our service offerings or expand our network of affiliated practices. Our substantial indebtedness could:

•	increase our vulnerability to adverse general economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds;

•	limit our ability to obtain credit from suppliers such as pharmaceutical companies on terms acceptable to us; and

•	restrict the ability of US Oncology, Inc. to pay dividends to Holdings in order to service Holdings’ indebtedness and interest rate swap obligation.

In addition, the indentures governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our debts.

Despite our current level of indebtedness, we will be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

Pursuant to the indenture governing the US Oncology Holdings, Inc. senior floating rate PIK toggle notes due 2012 (the “Holdings Notes”), we may elect not to pay cash interest due on the Holdings Notes on any interest payment date and may instead elect to pay the interest due by increasing the principal amount of the Notes (“PIK” interest). In addition, we may be prohibited from paying cash interest on the Holdings Notes. US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of December 31, 2008, US Oncology had the ability to make $29.7 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by an amount equal to 50 percent of US Oncology’s net income (as defined in the indenture governing the senior notes and senior subordinated notes) and be reduced by (i) the amount of any restricted payments made and (ii) net losses of US Oncology. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its Senior Unsecured Floating Rate PIK Toggle Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest (see Note 7 – Indebtedness). However, pursuant to the terms of those notes, the interest installment due on September 15, 2007 was paid in cash and subsequently we have settled $31.8 million of interest by increasing the principal amount of the outstanding Holdings Notes. We have also elected to settle the interest payment due March 15, 2009 entirely by increasing the principal amount of the outstanding Holdings Notes by approximately $18.9 million. The failure to pay cash interest on the notes on any interest payment date (other than the first interest payment date) does not constitute an event of default under the indenture governing the notes. Under such circumstances, interest will be paid in the form of PIK interest by increasing the principal amount of the Holdings Notes thus increasing our overall indebtedness.

We will be able to incur significant additional indebtedness in the future. Although the indentures governing the Holdings Notes, the existing 9% senior notes and the existing 10.75% senior subordinated notes and the credit agreement governing our senior secured credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. The restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. US Oncology’s senior secured credit facility provides for $500.0 million of term loans and revolving credit commitments of $160.0 million. At March 9, 2009, US Oncology could increase its liabilities by borrowing up to an additional $130 million under its revolving credit facility, as limited by the Company’s leverage ratio requirements under financial covenants as of December 31, 2008. The Company does not expect to service the Holdings Notes in cash and, accordingly, the outstanding balance that will mature on March 15, 2012 will likely be increased due to the issuance of additional notes to settle interest obligations. Assuming that the Company elects to settle all future interest payments in kind, and that LIBOR interest rates do not change significantly from current levels, the outstanding Holding Notes could increase to approximately $600 million at maturity. An increase in LIBOR rates of 1.00% would increase the amount due at maturity to approximately $620 million. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase. In addition, such new debt could be incurred by our subsidiaries, including US Oncology, and, as a result, the Holdings Notes would be structurally subordinated to such new indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to generate sufficient cash flow from operations to make scheduled payments on debt obligations including distributions of sufficient funds from US Oncology to Holdings to enable Holdings to satisfy its obligations under its indebtedness will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. Based on our financial projections, the Company will not be able to satisfy all scheduled maturities of indebtedness through cash on hand and cash generated through operations. We anticipate that, while we may be able to internally generate sufficient cash to fund no more than approximately half of the balance due under the senior secured credit facility, we will need additional external capital to satisfy the remaining amounts owed under the senior secured credit facility in either 2010 or 2011. In addition, we will be dependent upon our ability to obtain external capital to satisfy the Senior Notes and Holdings Notes maturing in 2012 and the Senior Subordinated Notes mature in 2014. The Company intends to seek additional financing to satisfy its capital needs by accessing the public or private equity markets, refinancing these obligations through issuance of new indebtedness, modifying the terms of existing indebtedness or through a combination of these alternatives. We cannot provide assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available under the senior secured credit facility in an amount sufficient to allow Holdings to pay its obligations under its notes or to fund our other liquidity needs, and there can be no assurance that additional financing, if available, will be made available on terms acceptable to the Company. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations.

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

The senior secured credit facility also requires us to prepay amounts outstanding under that facility in an amount equal to a percentage of our excess cash flow each year (as defined in that facility).

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

Our senior secured credit facility also includes financial covenants that become more restrictive over time, including requirements that US Oncology maintain:

•	a minimum interest coverage ratio; and

•	a maximum leverage ratio.

A failure to comply with the covenants contained in the senior secured credit facility or the indentures could result in an event of default. In the event of any default under the senior secured credit facility, the lenders under that facility could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, enforce their security interest, require US Oncology to apply all of its available cash to repay these borrowings or prevent US Oncology from making debt service payments on its other indebtedness, any of which would result in an event of default under those notes. In addition, any default under the senior secured credit facility or other indebtedness would (unless the default is waived) prevent US Oncology from paying dividends to Holdings to enable Holdings to pay cash interest under the Holdings Notes. In addition, future indebtedness could contain financial and other covenants more restrictive than those applicable to our existing indebtedness. The senior secured credit facility matures on August 20, 2011 with four quarterly installments of approximately $110 million each beginning on September 30, 2010. We anticipate that, while we may be able to internally generate sufficient cash to fund no more than approximately half of the balance due under the senior secured credit facility, we will need additional external capital to satisfy the remaining amounts owed under the senior secured credit facility in either 2010 or 2011. There can be no assurance that additional financing, if available, will be made available on terms acceptable to the Company.

Holdings is the sole obligor under the Holdings Notes. Holdings’ subsidiaries, including US Oncology, do not guarantee obligations under the Holdings Notes and do not have any obligation with respect to the notes; the notes are effectively subordinated to Holdings’ existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Holdings’ subsidiaries, including US Oncology. Holdings is a holding company and therefore depends on its subsidiaries to service its obligations under the notes and its other indebtedness. Holdings’ ability to repay the notes depends upon the performance of its subsidiaries and their ability to make distributions.

Holdings has no operations of its own and derives all of its cash flow from its subsidiaries. None of Holdings’ subsidiaries guarantee the Holdings Notes. Holdings’ subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Holdings Notes, or to make any funds available therefore, whether by dividend, distribution, loan or other payments, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets is structurally subordinated to the claims of any subsidiary’s creditors, including trade creditors and holders of debt of those securities. As a result, the Holdings Notes are structurally subordinated to the prior payment of all of the debts (including trade payables) of Holdings’ subsidiaries. Holdings’ subsidiaries have a significant amount of indebtedness. Total consolidated balance sheet liabilities of the Company, as of December 31, 2008, were $2,114.4 million, of which $1,528.6 million constituted indebtedness, including $456.8 million of indebtedness represented by the Holdings Notes, $436.7 million of indebtedness under the existing senior secured credit facility, $300.0 million of the existing 9% senior notes of US Oncology, $3.0 million of the existing 9 5/ 8% senior subordinated notes of US Oncology, $275.0 million of the existing 10 3/4% senior subordinated notes of US Oncology, and other indebtedness described in Note 7 to the Consolidated Financial Statements for the year ended December 31, 2008. The senior secured credit facility and 9 5/8% senior subordinated notes will mature prior to the notes. In addition, at March 9, 2009, US Oncology could increase its liabilities by borrowing up to an additional $130 million under its revolving credit facility, as limited by the Company’s leverage ratio requirements under financial covenants as of December 31, 2008. Holdings and its restricted subsidiaries may incur additional debt in the future, including under the senior secured credit facility.

Holdings depends on its subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the Holdings Notes. However, none of Holdings’ subsidiaries is obligated to make funds available to it for payment on the Holdings Notes. The terms of the existing senior secured credit facility and the terms of the indentures governing US Oncology’s existing 9% senior notes and existing 10 3/4% senior subordinated notes restrict US Oncology and certain of its subsidiaries from, in each case, paying dividends or otherwise transferring its assets to Holdings. Such restrictions include, among others, financial covenants, prohibition of dividends in the event of default and limitations on the total amount of dividends. In addition, legal and contractual restrictions in agreements governing other current and future indebtedness, as well as financial condition and operating requirements of Holdings’ subsidiaries, currently limit and may, in the future, limit Holdings’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of Holdings’ subsidiaries, may not be sufficient to pay dividends or make distributions or loans to enable Holdings to make cash payments of interest in respect of the Holdings Notes when such payments are due. As previously discussed, US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. We can not provide assurance that the agreements governing the current and future indebtedness of Holdings’ subsidiaries will permit such subsidiaries to provide Holdings with sufficient dividends, distributions or loans to fund interest and principal payments on the Holdings Notes when due.

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

If a change of control occurs, there can be no assurance that US Oncology will have available funds sufficient to repay all borrowings under the senior secured credit facility, to repurchase all existing notes of US Oncology and to make dividend payments to Holdings to enable it to pay the change of control purchase price for any or all of the Holdings Notes that might be delivered by holders of the Holdings Notes seeking to accept the change of control offer. Accordingly, none of the holders of our outstanding notes may receive the change of control purchase price for their notes. Our failure to make the change of control offer or pay the change of control purchase price when due would result in a default under the indentures of our notes.

Our principal stockholder’s interests may conflict with the interests of other stakeholders in the Company.

An investor group led by Welsh Carson IX owns approximately 61.0 percent of Holdings’ outstanding common stock and approximately 81.3% of its outstanding participating preferred stock and controls a substantial portion of the voting power of such outstanding equity securities. Welsh Carson IX’s interests in exercising control over our business may conflict with the interests of other holders of our debt and equity securities.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our cost of financing or ability to obtain financing.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we are required to furnish, an annual report by our management on our internal control over financial reporting. Such a report contains an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment would include disclosure of any material weaknesses in our internal control over financial reporting if any were identified by management. Effective with the year ending December 31, 2009, such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

We began preparing the system and process documentation and evaluation needed to comply with Section 404 during 2004. Our assessment as of December 31, 2008 indicated that our internal control over financial reporting is effective. However, in the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls after their report is required, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our cost of financing or our ability to obtain financing.

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

Any downturn in the economy could result in a reduction in the ability of our affiliated practices’ patients to pay co-insurance amounts or deductibles. In addition, increased unemployment will likely result in an increase in the number of patients not covered by adequate insurance. Even for patients who are insured, in the event a significant third party payer, such as insurance company or self-funded benefit plan of another organization encounters significant deterioration in its financial condition, receivables from such payer or other organization could be subject to delay or greater risk of uncollectibility. While we provide services to physician practices throughout the United States, individual physician practices typically have a local customer and, to a lesser extent, payer base. Therefore, we would expect that practices located in regions or localities disproportionally affected by an economic downturn, would be particularly adversely affected by such trends.

Instability in the credit markets may limit our access to capital or increase our financing costs.

Recent developments in both domestic and global capital markets may constrain our access to capital and increase our financing costs. While we have not historically relied on short-term borrowings to fund our operations, we maintain a $160.0 million revolving credit facility as a source of short-term financing when necessary. As of March 9, 2009, approximately $136.1 million was available for borrowing under this facility, which is net of outstanding letters of credit of $23.9 million. Also, this amount is limited to approximately $130 million due to leverage ratio requirements under financial covenants as of December 31, 2008. The credit markets have not yet stabilized and continued weakness in the financial sector creates the potential for additional failures and further consolidation, which may negatively impact the ability of institutions that participate in our revolving credit facility to satisfy their financial commitment to us. On September 29, 2008, all lenders that participate in our revolving credit facility funded their portion of a $20.0 million advance under the credit facility, as required under that facility. We cannot assure you, however, that all such lenders will fund future borrowing requests for amounts available under our revolving credit facility, which expires in August 2010, in accordance with the terms of the facility. In the event we require additional capital and are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to the Company on terms that the Company considers acceptable. Additionally, any downgrades to our credit rating may increase the cost and reduce the availability of financing.

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

We lease our corporate headquarters in Houston, Texas. We also lease a warehouse facility in Fort Worth, Texas to operate our distribution center including our oral oncology specialty pharmacy and mail order business. We or the affiliated practices own, lease or sublease our other facilities and the facilities where the clinical staffs provide medical services. We lease physician office space in addition to some of our cancer centers. We anticipate that, as our affiliated practices grow, expanded facilities will be required.

During 2007, we became a 50% partner in a joint venture which owns real property in The Woodlands, Texas. The Company’s new headquarters facility has been constructed on this property and has been leased to the Company by the joint venture. Our investment in the joint venture as of December 31, 2008 was $6.4 million.

In addition to conventional medical office space, we have developed integrated cancer centers that are generally freestanding facilities in which a full range of outpatient cancer treatment services is offered in one facility. At December 31, 2008, we operated 80 integrated cancer centers and had three cancer centers under development. Of the 80 cancer centers in operation, 39 are leased and 41 are owned by us. We also operate 14 radiation-only facilities.

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

U.S. Department of Justice Subpoena

During the fourth quarter of 2005, we received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We have cooperated fully with the DOJ in responding to the subpoena. All outstanding document requests from the DOJ were addressed in early 2008, and we continue to await further direction and feedback from the DOJ. At the present time, the DOJ has not made any allegation of wrongdoing on the part of the Company. However, we cannot provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we have devoted significant resources to responding to the DOJ subpoena and anticipate that such resources will be required on an ongoing basis to fully respond to the subpoena.

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

We are also involved in litigation with a practice in Oklahoma that was affiliated with us under the net revenue model until April, 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March, 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. We expect these hearings to occur in late 2009 or 2010. Because of the need for further proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

During the three months ended March 31, 2006, the Oklahoma practice represented 4.6% of our consolidated revenue. In October, 2006, we sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At December 31, 2008, the total receivable owed to us of $22.4 million is reflected on our balance sheet as other assets. Currently, approximately $11.4 million are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded in other assets at December 31, 2008. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

Certificate of Need Regulatory Action

During the third quarter of 2006, one of our affiliated practices in North Carolina lost (through state regulatory action) the ability to provide radiation services at its cancer center in Asheville. The practice continued to provide medical oncology services, but was not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice appealed the regulatory action and the North Carolina Court of Appeals ruled in favor of the practice on procedural grounds and ordered the state agency to hold a new hearing on its regulatory action. During the three months ended March 31, 2008, the practice received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008 while the appeal is still pending. As a result, the practice resumed diagnostic services in September, 2008 and radiation services in February, 2009.

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. (These charges are a component of the impairment losses disclosed in “Results of Operations – Impairment and Restructuring Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.) No additional impairment charges relating to this regulatory action have been recorded through December 31, 2008.

At December 31, 2008, our Consolidated Balance Sheet included net assets in the amount of $0.9 million related to this practice, which includes primarily working capital in the amount of $0.6 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on our balance sheet. At December 31, 2008, the lease had a remaining term of 17 years and the net present value of minimum future lease payments is approximately $7.0 million.

Antitrust Inquiry

The United States Federal Trade Commission (“FTC”) and a state Attorney General have informed one of our affiliated physician practices that they have opened an investigation to determine whether a recent transaction in which another group of physicians became employees of that affiliated group violated relevant state or federal antitrust laws. In addition, the FTC has informed us that it intends to request information from us regarding our role in that transaction. The affiliated practice is in the process of responding to a request for information on this matter. At present, we believe that the scope of the investigation is limited to a single transaction, but we cannot assure you that the scope will remain limited. We believe that we and our affiliated physician practices comply with relevant antitrust laws. However, if this investigation were to result in a claim against us or our affiliated physician practice in which the FTC or attorney general prevails, the resulting judgment could have a material adverse financial and operational effect on us or that practice, including the possibility of monetary damages or fines, a requirement that we unwind the transaction at issue or the imposition of restrictions on our future operations and development. In addition, addressing government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Furthermore, because of the size and scope of our network, there is a risk that we could be subjected to greater scrutiny by government regulators with regard to antitrust issues.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

An aggregate of 148,281,420 shares of our common stock and 15,886,908 shares of our participating preferred stock were issued and outstanding on December 31, 2008. There is no ready market for our common and participating preferred stock. Our common stock is held by approximately 533 holders.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of December 31, 2008, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security Holders:
2004 Equity Incentive Plan	588,750	$1.44	2,696,750
2004 Director Stock Option Plan	86,000	1.47	331,000

In addition to the options listed above, the 2004 Equity Incentive Plan also provides for grants of restricted common stock. Effective January 1, 2008, the Company amended its 2004 Equity Incentive Plan to (i) eliminate the distinction between shares available for grant under restricted common shares and those available under stock options and (ii) increase the number of shares available for awards from 27,223,996 to 32,000,000. Also on January 1, 2008, the Company awarded 7,882,000 shares of restricted stock to employees, a portion of which required a corresponding employee cancellation of 2,606,250 stock options. At December 31, 2008, the Company had issued 27,989,500 restricted shares, net of forfeitures, and 2,696,750 shares remained available for grant as either stock option shares or shares of restricted stock under this plan. The Company, also adopted a new 2008 Long-Term Cash Incentive Plan (“2008 LTIP”) effective January 1, 2008, and terminated the existing Long-Term Incentive Plan. Under the 2008 LTIP, management will receive five percent of the enterprise value created by annual EBITDA exceeding a certain threshold, using a stated multiple, provided that the maximum value that can be paid to management under the plan is limited to $100 million. Amounts earned under the LTIP will only be paid upon the earlier of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or converted to common stock.

Recent Sales of Unregistered Securities

During 2008, the Company issued 105,000 options to purchase common stock and 9,754,500 shares of restricted common stock to employees and directors in transactions exempt from registration under Rule 701 promulgated under the Securities Act.

Dividends

Holders of participating preferred shares are entitled to receive cumulative preferred dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly. Such dividends are not eligible to be paid in cash until a liquidation event, a qualified public offering, a change of control transaction or certain other events or actions. During the year ended December 31, 2008, accretion of this dividend amounted to $24.3 million. At December 31, 2008, the liquidation preference was $22.63 per share for Series A preferred shares and $24.48 per share for Series A-1 preferred shares.

During the quarter ended March 31, 2007, US Oncology Holdings, Inc. declared and paid a dividend of $158.6 million to holders of its common stock. During the quarter ended December 31, 2006, US Oncology Holdings, Inc. declared a special dividend in the amount of $190.0 million to holders of its participating preferred and common stock which was paid in January 2007.

The payment of interest on US Oncology Holdings, Inc.’s Notes (when interest is paid in cash) and interest rate swap obligation is financed through receipt of periodic dividends from US Oncology to Holdings. During the years ended December 31, 2008 and 2007, US Oncology paid $13.0 million and $34.9 million, respectively, to its parent for payment of interest on Holdings’ Notes and to settle amounts due under its interest rate swap agreement.

Item 6.	Selected Financial Data

The selected consolidated financial information set forth below is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report. In the following tables, we include selected financial data of US Oncology and Holdings. With the exception of incremental interest expense associated with its floating rate notes and nominal administrative expenses, the results of operations of Holdings are substantially identical to those of US Oncology.

	US Oncology Holdings, Inc.						US Oncology, Inc.
	(Successor)					(Predecessor)	(Successor)					(Predecessor)
	Year Ended December 31,				Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year Ended December 31,				Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,
	2008	2007	2006	2005	2004	2004	2008	2007	2006	2005	2004	2004
	(dollars in thousands)						(dollars in thousands)
Statement of Operations Data:
Product revenues	$2,224,704	$1,970,106	$1,822,141	$1,615,943	$490,222	$901,616	$2,224,704	$1,970,106	$1,822,141	$1,615,943	$490,222	$901,616
Services revenues	1,079,473	1,030,672	989,242	902,617	343,771	524,238	1,079,473	1,030,672	989,242	902,617	343,771	524,238

Total revenues	3,304,177	3,000,778	2,811,383	2,518,560	833,993	1,425,854	3,304,177	3,000,778	2,811,383	2,518,560	833,993	1,425,854
Cost of products	2,163,943	1,925,547	1,753,638	1,545,588	460,946	839,774	2,163,943	1,925,547	1,753,638	1,545,588	460,946	839,774
Cost of services:
Operating compensation and benefits	523,939	479,177	458,006	418,102	143,142	244,168	523,939	479,177	458,006	418,102	143,142	244,168
Other operating costs	321,947	293,677	274,665	245,630	100,987	144,220	321,947	293,677	274,665	245,630	100,987	144,220
Depreciation and amortization	72,790	73,159	69,351	67,414	21,096	37,375	72,790	73,159	69,351	67,414	21,096	37,375

Total cost of services	918,676	846,013	802,022	731,146	265,225	425,763	918,676	846,013	802,022	731,146	265,225	425,763
Total cost of products and services	3,082,619	2,771,560	2,555,660	2,276,734	726,171	1,265,537	3,082,619	2,771,560	2,555,660	2,276,734	726,171	1,265,537
General and administrative expense	77,265	84,423	77,180	72,357	30,159	40,676	76,883	84,326	76,948	72,008	30,159	40,676
Impairment, restructuring and other charges, net	384,929	15,126	—	—	—	—	384,929	15,126	—	—	—	—
Merger-related charges	—	—	—	—	8,330	9,625	—	—	—	—	8,330	9,625
Compensation expense under long-term incentive plan	—	—	—	14,507	—	—	—	—	—	14,507	—	—
Depreciation and amortization	30,017	16,172	13,983	17,504	6,254	13,198	30,017	16,172	13,983	17,504	6,254	13,198

	3,574,830	2,887,281	2,646,823	2,381,102	770,914	1,329,036	3,574,448	2,887,184	2,646,591	2,380,753	770,914	1,329,036
Income (loss) from operations	(270,653)	113,497	164,560	137,458	63,079	96,818	(270,271)	113,594	164,792	137,807	63,079	96,818
Other income (expense):
Interest expense, net	(136,474)	(137,496)	(117,088)	(102,543)	(27,842)	(10,931)	(92,757)	(95,342)	(92,870)	(84,174)	(27,842)	(10,931)
Minority interests	(3,324)	(3,619)	(2,388)	(2,003)	(106)	20	(3,324)	(3,619)	(2,388)	(2,003)	(106)	20
Loss on early extinguishment of debt	—	(12,917)	—	—	—	(38,272)	—	—	—	—	—	(38,272)
Other income (expense), net	(19,006)	(11,885)	—	—	1,976	622	2,213	—	—	—	1,976	622

Income (loss) before income taxes	(429,457)	(52,420)	45,084	32,912	37,107	48,257	(364,139)	14,633	69,534	51,630	37,107	48,257
Income tax (provision) benefit	16,923	17,447	(18,926)	(13,823)	(15,355)	(21,939)	(6,351)	(7,447)	(27,509)	(20,652)	(15,355)	(21,939)

Net income (loss)	$(412,534)	$(34,973)	$26,158	$19,089	$21,752	$26,318	$(370,490)	$7,186	$42,025	$30,978	$21,752	$26,318

Item 6.	Selected Financial Data (continued)

	US Oncology Holdings, Inc.						US Oncology, Inc.
	(Successor)					(Predecessor)	(Successor)					(Predecessor)
	Year ended December 31,				Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,	Year ended December 31,				Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,
	2008	2007	2006	2005	2004	2004	2008	2007	2006	2005	2004	2004
	(dollars in thousands)						(dollars in thousands)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$128,499	$164,677	$20,517	$113,914	$91,745	$131,649	$141,487	$198,030	$43,639	$124,555	$91,744	$131,649
Investing activities	(137,004)	(93,170)	(110,768)	(90,234)	(1,195,840)	(50,339)	(137,004)	(93,170)	(110,768)	(90,234)	(22,884)	(50,339)
Financing activities	(36,275)	(204,018)	246,181	(18,242)	1,014,528	4,143	(49,263)	(237,370)	223,058	(28,883)	(158,428)	4,143

	US Oncology Holdings, Inc.					US Oncology, Inc.
	As of December 31,					As of December 31,
	2008	2007	2006	2005	2004	2008	2007	2006	2005	2004
	(dollars in thousands)					(dollars in thousands)
Balance Sheet Data:
Working capital (1)	$210,886	$232,359	$261,796	$214,955	$186,577	$198,616	$202,232	$254,022	$215,421	$186,577
Total assets	1,870,900	2,236,373	2,366,494	2,118,974	2,031,798	1,842,853	2,208,650	2,359,982	2,111,047	2,031,798
Long term debt, excluding current maturities	1,517,884	1,456,569	1,319,664	1,230,871	978,937	1,061,133	1,031,569	1,069,664	980,871	978,937
Stockholders’ (deficit) equity	(643,072)	(210,153)	(18,037)	64,397	112,485	195,415	554,323	580,741	600,249	582,323

(1)	Working capital is computed as total current assets less total current liabilities.

Item 6.	Selected Financial Data (continued)

	US Oncology Holdings, Inc.						US Oncology, Inc.
	(Successor)					(Predecessor)	(Successor)					(Predecessor)
	Year ended December 31,				Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August ,20	Year ended December 31,				Period from August 21, 2004 through December 31,	Period from January 1, 2004 through August 20,
	2008	2007	2006	2005	2004	2004	2008	2007	2006	2005	2004	2004
	(dollars in thousands)					(dollars in thousands)	(dollars in thousands)					(dollars in thousands)
Net income (loss)	$(412,534)	$(34,973)	$26,158	$19,089	$21,752	$26,318	$(370,490)	$7,186	$42,025	$30,978	$21,752	$26,318
Interest expense, net	136,474	137,496	117,088	102,543	25,866	10,309	92,757	95,342	92,870	84,174	25,866	10,309
Income tax provision (benefit)	(16,923)	(17,447)	18,926	13,823	15,355	21,939	6,351	7,447	27,509	20,652	15,355	21,939
Depreciation and amortization	102,807	89,331	83,334	84,918	27,350	50,573	102,807	89,331	83,334	84,918	27,350	50,573
Amortization of stock compensation	2,103	753	2,149	3,883	4,056	—	2,103	753	2,149	3,883	4,056	—
Minority interest expense (1)	3,324	3,619	2,388	—	—	—	3,324	3,619	2,388	—	—	—
Loss on interest rate swap	21,219	11,885	—	—	—	—	—	—	—	—	—	—
Other (income) expense	(2,213)	—	—	—	—	—	(2,213)	—	—	—	—	—

EBITDA (2)	$(165,743)	$190,664	$250,043	$224,256	$94,379	$109,139	$(165,361)	$203,678	$250,275	$224,605	$94,379	$109,139

Compensation expense under the long-term incentive plan	—	—	—	14,507	—	—	—	—	—	14,507	—	—
Merger-related charges	—	—	—	—	8,330	9,625	—	—	—	—	8,330	9,625
Loss on early extinguishment of debt	—	12,917	—	—	—	38,272	—	—	—	—	—	38,272
Impairment, restructuring and other charges, net	384,929	15,126	—	—	—	—	384,929	15,126	—	—	—	—
Changes in assets and liabilities	39,592	77,708	(97,934)	(18,650)	15,275	(490)	19,533	81,023	(90,679)	(19,898)	15,274	(490)
Minority interest expense (1)	—	—	—	2,003	106	(20)	—	—	—	2,003	106	(20)
Deferred income taxes	(10,728)	(11,689)	4,422	8,164	14,876	7,371	1,494	992	4,422	8,164	14,876	7,371
Interest expense, net	(136,474)	(137,496)	(117,088)	(102,543)	(25,866)	(10,309)	(92,757)	(95,342)	(92,870)	(84,174)	(25,866)	(10,309)
Income tax (provision) benefit	16,923	17,447	(18,926)	(13,823)	(15,355)	(21,939)	(6,351)	(7,447)	(27,509)	(20,652)	(15,355)	(21,939)

Cash flow from operations	$128,499	$164,677	$20,517	$113,914	$91,745	$131,649	$141,487	$198,030	$43,639	$124,555	$91,744	$131,649

(1)	Effective January 1, 2006, minority interest expense was added back to net income (loss) for purposes of determining EBITDA.

(2)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Non-GAAP Information.” The table above sets forth a reconciliation of EBITDA to net income (loss) and cash flow from operations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a narrative on the Company’s financial performance and condition. MD&A is presented in the following sections:

•	General, including Business Overview and 2008 Financial Highlights;

•	Critical Accounting Policies and Estimates;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Contractual Obligations

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

BUSINESS OVERVIEW

The Company was formed in March, 2004, when a wholly owned subsidiary of US Oncology Holdings, Inc. agreed to merge with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). On August 20, 2004, the Merger, valued at approximately $1.6 billion, was consummated. Currently, Holdings’ principal asset is 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings conducts all of its business through US Oncology and its headquarters are located in The Woodlands, Texas

Our mission is to provide the right treatment, at the right time, for the right patient. We strive to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. To realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers.

We provide our services through four operating segments; medical oncology services, cancer center services, pharmaceutical services and research/other services. Each of our operating segments is described in greater detail below.

We provide practice management services to practices under comprehensive services agreements in both our medical oncology and cancer center services segments. Our management services are intended to support affiliated physicians provide high quality, integrated and advanced cancer care. Both medical oncology and cancer center services may be provided under the same arrangement to provide comprehensive practice management services with the differentiation between these segments relating to the nature of cancer care being supported. Medical oncology services typically relate to the support of physicians who provide chemotherapy and drug administration, while cancer center services typically relate to physicians performing radiation treatments and diagnostic radiology.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our practice management services are designed to encompass all non-clinical aspects of managing an oncology practice and assist affiliated practices develop and execute long-term strategies for their success. We believe our fee arrangements, which are typically based on a percentage of the affiliated practice’s earnings, effectively align our interests and long-term objectives with those our comprehensively managed practices.

We work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, providing customized electronic medical records and information systems, and obtaining nationally-negotiated supply arrangements. We also assist in recruiting additional physicians into our groups, including physicians from established practices and newly qualified oncologists. Each year approximately 50 oncologists are recruited to join an existing US Oncology affiliated group. We believe that a substantial portion of newly qualified oncologists that enter private practice join groups that are affiliated with US Oncology. We also assist affiliated groups in strengthening their market position in an increasingly competitive environment through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of the US Oncology network.

We work with practices to establish budgets, determine goals, set strategic direction and assess the viability of capital projects or other initiatives to position them for long-term growth. Our network technology infrastructure provides a common platform that facilitates collaboration among physicians, including virtual tumor boards where challenging cases and treatments can be discussed among peers. In addition, this infrastructure allows for the accumulation of financial information that can be used to establish key performance metrics, benchmark practice results, identify opportunities to enhance performance and develop best operating practices. We also provide a voice in Washington, D.C. for our affiliated practices and advocate on their behalf, and on behalf of their patients, with state agencies and lawmakers.

In addition, our management services are designed to encompass all non-clinical aspects of managing an oncology practice, allowing affiliated physicians to spend more time providing care to patients. These services include accounting, billing and collection, personnel management, payroll, benefits administration, risk management and compliance.

Medical Oncology Services

In addition to the practice management services described above, we provide pharmaceutical services to physicians that have affiliated under comprehensive service agreements.

Pharmaceuticals are the central component of medical oncology practices and by far their largest expense. For this reason, we have worked to develop core competencies in purchasing, distributing and managing oncology pharmaceuticals for medical oncologists. Central to the pharmaceutical services we provide is our ability to obtain drug pricing on more favorable terms than would otherwise be available to our affiliated practices. We negotiate all pharmaceutical purchases directly with drug manufacturers. Because of the significant size and scale of our network, we generally are able to procure market-differentiated pricing on pharmaceuticals. In addition, we work with affiliated practices to implement efficient operating process to manage inventory, eliminate waste and enhance product safety.

The majority of pharmaceuticals we purchase are delivered to the affiliated practices where they are mixed, when required, by pharmacists, pharmacy technicians or nurses employed by the affiliated practices and administered to patients at the practice. A small percentage of pharmaceuticals we purchase are dispensed to patients at our network pharmacies to be used on an outpatient basis. Our network currently includes 45 licensed pharmacies (located primarily in our cancer centers), 124 pharmacists and 337 pharmacy technicians. Where appropriate, we establish, or assist practices in establishing, retail pharmacy locations for oral and other self-administered therapies. The pharmacies serve as the recipients of, and distributors for, the pharmaceuticals used in treating our affiliated practices’ patients.

Participation in our network provides affiliated physicians access to the broad range of clinical insight that would not be available if they were not affiliated with us. We facilitate collaboration among network affiliated physicians through coordinated national meetings and discussions regarding treatment protocols, drug effectiveness and other pharmacy-related issues, including support for a network-wide pharmacy and therapeutics committee consisting of our affiliated physicians and

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

support for the development of our Level I Pathways. In additional, we provide data collection and analytical services for use by physicians and their clinical staff, pharmacists and patients, including comprehensive analyses of complex chemotherapy regimens and their efficacy, toxicity, convenience and cost. We also provide an oncology-specific electronic medical records system, known as iKnowMed. This system includes customized content and comprehensive implementation plans with onsite training and support aimed at improving patient care as well as practice efficiency inducing accurate and complete charge capture.

Cancer Center Services

We offer cancer center services to affiliated practices under our comprehensive service agreements. We believe that community-based care in an integrated setting is the best way to provide patients access to high quality, comprehensive and advanced cancer care. We encourage medical oncology practices with sufficient market presence to expand into diagnostic radiology and radiation therapy, which can be performed at our cancer centers, but not in a typical practice office. In addition to increasing patient access to high quality care, we believe that offering a broader range of services enhances a practice’s financial position by mitigating its financial exposure to changes in pharmaceutical economics.

In this segment, we manage 80 integrated, community-based cancer centers, either outright or through joint ventures, of which we own 41 and lease 39. In addition, we manage 14 radiation-only facilities. We provide the development capital and manage all aspects of the cancer center development process in consultation with the practice, from deciding whether and where to build a cancer center, through regulatory and permitting and regulatory issues, and through construction, development and operations.

Pharmaceutical Services

The pharmaceutical services provided through the medical oncology services segment described above are also available as a separate targeted service offering to medical oncologists that have not executed comprehensive service agreements. These practices are contracted under our oncology pharmaceutical services (“OPS”) model, which does not encompass all of our practice management services. Pharmaceutical services include:

•	Group Purchasing Organization (“GPO”) services. We negotiate purchasing contracts with pharmaceutical manufacturers and other vendors, administer the contracts and provide related services.

•

Pharmaceutical Distribution services. Our distribution center increases the safety of drugs through a state-of-the-art e-Pedigree technology that tracks drug therapies from the manufacturer to the practice, ensuring that drugs administered to patients by our affiliated physicians are genuine and unadulterated. Located in Fort Worth, Texas, our distribution supplies approximately 96% of the value of pharmaceuticals administered by our network of affiliated practices.

Through our pharmaceutical services segment, we also provide informational and other services to pharmaceutical manufacturers and payers:

•

Information, marketing and analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product-related services.

•

Reimbursement Support. To expand the services we offer pharmaceutical manufacturers, in July, 2006, we acquired AccessMed™, a company that provides patient financial assistance and support services to assist pharmaceutical manufacturers in commercializing their products.

•

Oral Oncology Specialty Pharmacy. In August, 2006, we launched our oral oncology specialty pharmacy and mail order business at our Fort Worth facility. This capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing power to reduce costs. The mail order service is an offering that is also available to patients outside of our affiliated network practices. In addition to providing patients with pharmaceuticals, we provide patient counseling services that are directed toward appropriate use of medications, side effects and complication monitoring and reimbursement issues.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cancer Research Services

We provide a full range of cancer research services to our affiliated practices, from study concept and design to regulatory approval. We believe that physicians and patients value this service because it provides access to the latest treatments available in oncology. Our clinical research expertise can provide patient access to a Phase I clinical trial that is rarely available to patients in a community setting and it can accelerate the use of evidence-based medicine with large-scale measurement of outcomes.

Cancer research revenues are derived from pharmaceutical and biotechnology companies that pay us to manage and facilitate their clinical trials and to provide other research-related services. We pay our affiliated physicians for their participation in clinical trials according to financial arrangements that are separately determined for each trial. Our cancer research program is designed to give community-based oncologists and their patients access to a broad range of the latest clinical trials.

2008 Financial Highlights

The results for the year ended December 31, 2008 reflect the continuation of our efforts to broaden operations and increase both the scale and efficiency of our network of affiliated practices. Community-based oncology practices remain under pressure from declining reimbursement and increasing operating costs. These pressures are reflected in the combined results of our Medical Oncology Services and Cancer Center Services segments which, collectively, are the operating segments through which we provide comprehensive practice management services. These services are provided for a fee that is typically based on a percentage of the affiliated practices’ earnings. Earnings from these two segments were $199.1 million for the year ended December 31, 2008, a reduction of $7.4 million from the prior year. The most significant contributor to this reduction was a decline in the utilization of Erythropoiesis-Stimulating Agents (ESA’s) which began in March, 2007 when the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information about ESA’s and continued through July, 2008 when the FDA issued a revised label further restricting ESA use.

We believe the challenges faced by community-based oncologists have resulted in a trend toward professional management of physician groups. During the year ended December 31, 2008, our network of comprehensively managed (“CSA”) practices increased by 76 physicians. This increase includes a 47 physician practice in Florida, which represents one of the largest practice affiliations in the history of US Oncology, as well as 16 physicians with a group that returned to a CSA relationship after having been affiliated under an oncology pharmaceutical services (“OPS”) arrangement.

The growth in our network of CSA practices was partially offset by a reduction of physicians affiliated through OPS agreements. While this reduction includes the 16 physicians currently under a CSA relationship noted above, the decline also reflects our management of credit risk and price competition in this market. Growth in other offerings within the Pharmaceutical Services segment more than offset the impact of fewer physician affiliations as this operating segment’s earnings increased to $100.0 million from $96.1 million.

Given the instability in the financial and credit markets, the Company continued efforts to reduce operating costs and deploy capital in a disciplined manner. Corporate costs were reduced by nearly $9 million through management of controllable expenses and without limiting the scope of services provided to affiliated physicians. Capital expenditures were reduced to $88.7 million for the year ended December 31, 2008 from $90.9 million for the year ended December 31, 2007 while revenue for these periods increased over 10 percent, to $3.3 billion.

Our financial results for 2008 include an impairment charge of $380.0 million related to goodwill in our Medical Oncology Services segment. Through strategic initiatives to broaden operations, we are less dependent on our medical oncology segment as a source of earnings since the time that goodwill was initially recognized in connection with the Merger in August 2004. The Medical Oncology Services segment, which represented approximately 70 percent of our pre-tax income in 2004 contributed approximately 25 percent of our pre-tax income in 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Challenges and Strategic Responses

The economics of healthcare and the aging American population mean that pressures to increase the effectiveness of care while reducing the cost of delivery will continue. US Oncology works with physicians, manufacturers and payers to address these issues. In 2008, we launched Innovent Oncology, a service specifically designed to bring physicians and payers together to provide the highest clinical quality while better managing the total cost of care through evidence-based treatment protocols and patient support services. In 2009, we will continue to expand this offering designed to address the fundamental pressures on the cancer care delivery system in America.

We expect the demand for professional management of physician groups will continue in 2009. We recently began packaging five key services (OPS, ORS, Innovent, iKnowMed and Research) into a new targeted physician services offering. This offering is intended to complement the CSA model, address the needs of mid-size practices (five to fifteen physicians) and is available as a suite of services customized to each practice’s priorities.

We will also continue to work with our network of comprehensively affiliated practices to improve practice performance through optimizing reimbursement, implementing lean six sigma operating processes, recruiting physicians, providing customized electronic medical records and information systems and obtaining nationally-negotiated supply arrangements. We will continue to assist affiliated groups strengthen their market position, in an increasingly competitive environment, through liaison programs that market affiliated practices to referring physicians and through both local and national branding campaigns that communicate the benefits of being a member of the US Oncology network.

Dividend Transactions – US Oncology Holdings, Inc.

Two dividends have been paid to stockholders of Holdings during the three years ended December 31, 2008, as follows:

•

During the year ended December 31, 2006, 1,948,251 shares of participating preferred stock and 21,649,849 shares of common stock, were issued in a private placement to Morgan Stanley Strategic Investments for aggregate cash proceeds of approximately $150.0 million. Proceeds from the offering, along with cash on hand, were used to pay a $190.0 million dividend in January, 2007, to shareholders of record immediately prior to the offering.

•

Proceeds from the offering of the outstanding $425.0 million senior unsecured floating rate toggle notes in March 2007 were used to repay the former $250.0 million floating rate notes and, after payment of $11.7 million in transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders.

Our Strategy

Our mission is to provide the right treatment, at the right time, for the right patient. We strive to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. We know that to realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers.

We believe declining reimbursement and increasing operating costs have resulted in a trend toward professional management of physician groups. Since our inception, we have worked with local physician groups to enable affiliated practices to offer state of the art care to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, access to clinical trials, laboratory services, diagnostic radiology, pharmacy services and patient education. In addition, we work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, recruiting physicians, providing customized electronic medical records and information systems, and obtaining favorable pharmaceutical pricing. We also assist affiliated groups in strengthening their market position in an increasingly competitive environment through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of the US Oncology network.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We are affiliated with 1,211 physicians operating in 456 locations, including 94 radiation oncology facilities, in 39 states. Our affiliated physicians care for approximately 650,000 patients annually, which we believe is the largest for-profit cancer care network in the United States. In 2009, we will continue to work with existing affiliated physicians, and seek to enter into new affiliations, to increase the financial strength of network practice and support their clinical initiatives.

It is that sizable physician and patient population that allows us to realize volume efficiencies for the network and a variety of additional industry customers. We provide oncologists with a broad range of innovative products and services through two economic models: a comprehensive services model, under which we provide all of our practice management products and services under a single contract with one fee typically based on the practice’s financial performance, and our targeted physician services model, under which physicians purchase a narrower suite of services based on the types of services required by the practice. In 2009, we expect our services will increasingly be offered through targeted arrangements where a subset of our comprehensive services, including supplying oncology pharmaceuticals, reimbursement services, disease management, electronic medical records and research can be obtained separately on a fee for service basis. These targeted arrangements are designed to meet the needs of oncology practices that may not be well-suited for a comprehensive management arrangement but still value a narrower scope of our services.

In addition to assisting physicians in addressing the challenges in their local markets, US Oncology will continue to use the insight gained from working with these practices to assist payers and pharmaceutical manufacturers improve patient access to high quality cancer care and the effectiveness of the care delivery system

Our reimbursement expertise helps providers, payers and manufacturers realize cost efficiency and predictability in a largely unpredictable field of medicine. Innovent Oncology addresses the payer’s need to avoid the unnecessary costs of care while ensuring the highest level of clinical quality. Innovent Oncology offers a comprehensive solution to the key cost drivers in cancer care: variable treatments, debilitating side effects that lead to emergency room visits and hospitalizations between treatments, and futile treatment at the end of life.

US Oncology also works with pharmaceutical manufacturers in the development and commercialization of oncology pharmaceuticals. The US Oncology Research Network provides pharmaceutical manufacturers with a centrally managed and efficient system for the clinical development of new therapies from Phase I through IV. This research network is led by industry-leading cancer experts in all major tumor types and offers access to an unparalleled national sampling of patients. In addition, AccessMed® provides patient financial assistance and product support services to assist pharmaceutical manufacturers commercialize their products while our Healthcare Informatics business collects and analyzes data to provide significant insight into drug performance and patient outcomes for ongoing product development and evaluation.

Physician Relationship Models

Comprehensive Service Agreements

Under our comprehensive services model (“CSA”), we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally manage the non-medical business operations of our affiliated practices and facilitate communication with our affiliated physicians. Each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. Each board’s responsibilities include strategic planning, decision-making and preparation of an annual budget for that practice. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. We are responsible for all non-medical decisions, including facilities management and information systems management.

Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we account for all expenses that we incur in connection with managing a practice, including rent, pharmaceutical expenses and salaries and benefits of non-physician employees of the practices, and are paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the year ended December 31, 2008, 80.9% of our revenue was derived from comprehensive service agreements related to practices managed under the earnings model. Our other comprehensive service agreements are on a fixed management fee basis, as required in some states.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Targeted Physician Services

Our services are increasingly being offered through targeted arrangements where a subset of the services offered through our comprehensive management agreements are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 15.8% of our revenue during the year ended December 31, 2008, which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses. A smaller portion of our revenue from targeted arrangements was payment for billing, collection and reimbursement support service and payment for the other services we provide. Rates for our services typically are based on the level of services desired by the practice.

Concentrations of Risk

One affiliated practice, Texas Oncology, P.A. (“Texas Oncology”) represented approximately 25% of our revenue for the years ended December 31, 2008, 2007 and 2006. We perceive our relationship with this practice to be positive, however if the relationship were to deteriorate, or the practice were to disaffiliate, we would experience a material, adverse impact on our results of operations and financial condition.

We derive a substantial portion of our revenue and profitability from the utilization of a limited number of pharmaceuticals that are manufactured and sold by a very limited number of manufacturers. During 2008, approximately 43% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five manufacturers. In addition, a limited number of manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these manufacturers are typically for one to three years and certain agreements are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly based on specified volume levels or a specified level of use of a specific drug as a percentage of overall use of drugs within a given therapeutic class. In some cases, compliance with the contract is measured on an annualized basis and pricing concessions are given in the form of rebates payable at the end of the measurement period. Unanticipated changes in usage patterns, including as a result of reimbursement changes such as those affecting ESAs and the introduction of standardized treatment regimens or clinical pathways, by our affiliated practices, that disfavor a given drug, could result in lower-than-anticipated utilization of a given pharmaceutical product, and cause us to fail to attain the performance levels required to earn rebates. A departure of a significant number of physicians from our network could also cause us to fail to reach contract targets. Failure to attain performance levels could result in our not earning rebates, including cost-reductions that may already have been reflected in our financial statements based on our prior assessment as to the likelihood of attaining such reductions. Furthermore, certain manufacturers pay rebates under agreements based on multi-product performance. Under these types of agreements, our pricing on several products could be adversely impacted based upon our failure to meet predetermined targets with respect to any single product. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the years ended December 31, 2008, 2007 and 2006, the practices affiliated with us under comprehensive services agreements derived approximately 38.2%, 37.8% and 37.8%, respectively, of their net patient revenue from services provided under the Medicare program (of which 5.5%, 3.8%, and 3.0%, respectively, relates to Medicare managed care programs) and approximately 3.3%, 3.0% and 3.1%, respectively of their net patient revenue from services provided under state Medicaid programs. Under managed care programs, Medicare contracts with third-party payers to administer health plans for Medicare beneficiaries. Under such programs, physicians are reimbursed at negotiated rates (rather than the Medicare fee schedule) and the payer is a third-party, rather than the Medicare program itself. Practices affiliated under comprehensive services agreements collectively have agreements with one additional payer that represents more than 10% of net revenues. That payer represented 11% of net revenues in 2006, and less than 10% in 2007 and 2008. No other single payer accounted for more than 10% of our revenue during the years ended December 31, 2008, 2007 and 2006. Certain of our individual affiliated practices, however, have contracts with payers accounting for more than 10% of their revenue.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Erythropoiesis-stimulating agents (“ESAs”) are widely-used drugs for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive to treat their cancer. ESAs have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. ESAs are administered to increase levels of healthy red blood cells and are an alternative to blood transfusions.

In March, 2007, the U.S. Food and Drug Administration (the “FDA”) issued a public health advisory outlining new safety information, including revised product labeling, about ESAs which was later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESAs. The FDA advisory and subsequent intermediary actions led the Centers for Medicare and Medicaid Services (“CMS”) to open a national coverage analysis (“NCA”), on March 14, 2007, on the use of ESAs for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage decision. The national coverage decision (“NCD”) was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESAs in patients who are not currently receiving chemotherapy as referred to above. The NCD included determinations that eliminate coverage for anemia not related to cancer treatment. Coverage was also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD (i) requires that in order to commence ESA treatment, patients be significantly more anemic than is common practice prior to the NCD; (ii) imposes limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limits dosing and dose increases in nonresponsive patients.

Subsequent to the issuance of the NCD, the Oncology Drug Advisory Committee of the FDA (“ODAC”) met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings, on July 30, 2008, FDA published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement, rather than prescribing, for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers. The label was effective as of August 14, 2008, and primarily changed the labeled use of ESAs in the following areas:

•	ESAs are “not indicated” for patients receiving chemotherapy when the anticipated outcome is cure.

•	ESA therapy should not be initiated when hemoglobin levels are ≥ 10 grams per deciliter (“g/dL”)

•	References in the labeling to an upper limit of 12 g/dL have been removed.

The FDA did not adopt an ODAC recommendation to limit ESA in head/neck and breast cancers, or any other tumor type which significantly reduced the impact of a possible decrease in utilization.

FDA also mandated that a Risk Evaluation and Mitigation Strategy (“REMS”) with respect to ESAs be adopted. A REMS proposal by manufacturers was filed with the FDA in late August, 2008. The REMS is expected to focus on future ESA prescribing and is projected to require additional patient consent/education requirements, medical guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for the manufacturers to implement the new program is uncertain, however we believe it may be released during the first quarter of 2009. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to order and prescribe ESAs for their patients.

Operating income attributable to ESAs administered by our network of affiliated physicians was $32.1 million in 2008 compared to $58.0 million in 2007. This operating income includes results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and also from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

as well as distribution and group purchasing fees received from manufacturers. As the NCD was effective July 30, 2007, the impact of reduced ESA utilization was not fully reflected in the results for the last half of 2007. In addition, during 2008 there was a net increase in ESA pricing, the impacts of which are not fully reflected in the 2008 financial results since the increases took place during the year.

It is not possible to estimate the impact of the REMS on the financial results of the Company as it relates to prescribing patterns, until the REMS is in effect (expected to be sometime in 2009). We believe a possible impact of the REMS could be further reductions in ESA utilization. A significant decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. We cannot assure you that a further decline will not occur. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with the Company and lead to increased pressure to amend the terms of its management services agreements. In addition, reduced utilization of ESAs may adversely impact the Company’s ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

We expect continued payer scrutiny of the side effects of supportive care products and other drugs that represent significant costs to payers. Such scrutiny by payers or additional scientific data could lead to future restrictions on usage or reimbursement for other pharmaceuticals as a result of payer or FDA action or reductions in usage as a result of the independent determination of oncologists practicing in our network. Any such reduction could have an adverse effect on our business. In our evidence-based medicine initiative, affiliated physicians continually review emerging scientific information to develop clinical pathways for use in oncology and remain engaged with payers in determining optimal usage for all pharmaceuticals.

Also, Medicare reimburses providers for oncology pharmaceuticals administered in physicians’ offices, including those in the US Oncology network, the average sales price (“ASP”) for drugs plus 6%. Adoption of ASP pricing by Medicare, combined with the importance of pharmaceuticals to our business and concentration of our purchases with a limited number of manufacturers, represents a significant risk for the Company. Nearly all of our pharmaceutical pricing advantage relative to other suppliers is derived from a small number of drugs. Implementation of ASP-based reimbursement has reduced the amount of differential pricing that is available to us from pharmaceutical manufacturers, which is one of our key competitive strengths.

Medicare Demonstration Project

Until 2007, the decline in oncology pharmaceutical reimbursement was partially offset by payments for certain data relating to symptom management for cancer patients (“the Medicare Demonstration Project”). For 2005, the Medicare Demonstration Project was projected by CMS to add an aggregate of $260 million in Medicare payments to oncologists across the United States. The project continued for 2006, however it included substantial revisions to gather more specific information relevant to the quality of care for cancer patients. Reporting for 2006 was not specific to chemotherapy, but instead was focused on physician evaluation and management. The reduced reimbursement under the Medicare Demonstration Project negatively impacted pre-tax income in 2006 by approximately $6.8 million as compared to 2005. The Oncology Medicare Demonstration Project expired as of December 31, 2006, and the reduced reimbursement negatively impacted 2007 pre-tax income by an estimated $2.6 million. The Final Rule for the Medicare Physician Fee Schedule (“MPFS”) for 2009 included a 2% incentive bonus for participation in both electronic prescribing (“e-prescribing”) and Physician Quality Reporting Initiative (“PQRI). The combined 4% bonus could increase pre-tax income by a maximum of $3 million in 2009, however, participation in the PQRI program by affiliated physicians has been minimal since initiated in 2007 and had nominal impact on 2008 pre-tax income.

Reimbursement for Physician Services

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units. The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula. On November 1, 2007, CMS issued a physician fee schedule update for 2008 to be set under the statutory formula which was to be effective as of January 1, 2008. Under the CMS release, the 2008 conversion factor

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

would have been 10.1% lower than the 2007 rates. However, as a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, effective for claims with dates of service from January 1, 2008 through June 30, 2008, the update to the conversion factor was an increase of 0.5% over the 2007 rates; and as a result of the Medicare Improvements for Patients and Providers Act of 2008 passed by Congress on July 15, 2008, the conversion factor for claims with dates of service from July 1, 2008 through December 31, 2008, remained at the threshold of 0.5% over 2007 rates that were in effect.

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare payment rates and policy changes that will go into effect for services furnished by physicians and non-physician practitioners as of January 1, 2009. The Medicare Physician Fee Schedule released in October includes a 5% decrease in the conversion factor from the 2008 rates reflecting the discontinuation of a budget neutrality adjustor that had been applied to a portion of the fee schedule calculation for the past two years. This change negatively impacted highly technical services and increased reimbursement for services with greater physician work components such as Evaluation and Management services. The final rule is estimated to result in a decrease in pre-tax income of $1.8 million in 2009 based on 2008 utilization patterns.

On November 1, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full beginning January 1, 2007, while the PE Methodology changes are being phased in over a four-year period (2007 to 2010). Significant Final Rule changes included (i) increases to evaluation and management reimbursement, (ii) adoption of a “bottom-up” payment methodology for calculating direct practice costs, (iii) modifications to the methodology used to calculate indirect practice costs, and (iv) elimination of the “non-physician work pool” (which is currently used to calculate practice expense RVUs for services without physician involvement, such as radiation oncology treatment planning), with reimbursement using the standard methodology.

For 2008 and 2007, the Final Rule resulted in an increase in pre-tax income of $2.9 million and $2.3 million, respectively, over the comparable prior year periods for Medicare non-drug reimbursement. When fully implemented in 2010, we would expect a 4.1% increase in Medicare reimbursement for all non-drug services, compared to 2006, comprised of a 13% increase in radiation oncology reimbursement and a 0.1% decrease in non-drug medical oncology reimbursement. Some managed care contracts linked to Medicare reimbursement would also increase ratably.

Imaging Reimbursement

The Deficit Reduction Act (“DRA”), passed in February, 2006, contained a provision affecting imaging reimbursement. The technical component of the physician fee schedule for physician-office imaging services was capped at the Hospital Outpatient Prospective Payment System (“HOPPS”) rates. As a result, effective January 1, 2007, Medicare reimbursement was limited to no more than the HOPPS rates. The impact on US Oncology affiliated practices primarily relates to reduced reimbursement for Positron Emission Tomography (“PET”), Positron Emission Tomography/Computerized Tomography (“PET/CT”) and Computerized Tomography (“CT”) services. During the year ended December 31, 2007, the reduced reimbursement for these imaging services reduced pre-tax income by approximately $9.6 million compared to the year ended December 31, 2006. During 2008, the HOPPS rates increased, compared to 2007, resulting in an increase in pre-tax income in imaging reimbursement of approximately $1.7 million over 2007.

General Reimbursement Matters

Other reimbursement matters that could impact our future results include the risk factors described above, as well as:

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

AND RESULTS OF OPERATIONS (continued)

•	changes in our business, including new cancer centers, PET system installations or otherwise expanding operations of affiliated physician groups; and

•	any other changes in reimbursement or practice activity that are unrelated to the prescription drug legislation.

Summary of Medicare and Other Reimbursement Changes

Many factors impact the reimbursement for treatment provided by the Company’s affiliated practices including new rules and rate changes which are enacted frequently. The legislative changes which had the most impact on reimbursement in 2008 include the PE Methodology changes for physician services and the HOPPS rate limitation for imaging reimbursement, which together increased pre-tax income by $4.6 million in 2008.

Also, as experienced during the past two years (with ESAs), new information often emerges regarding the possible effects of drugs brought about changes from the FDA, CMS, physicians and patients in determining the most appropriate and effective use of those drugs. Pre-tax income attributable to ESA’s administered by our network of affiliated physicians decreased by approximately $26 million in 2008 (Medicare and all other patients).

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

We believe the following accounting policies represent management’s most significant, complex or subjective judgments and are most critical to reporting our financial condition and results of operations. Refer to Note 2, “Summary of Significant Accounting Policies”, to our Consolidated Financial Statements for a more detailed discussion of such policies.

Our critical accounting policies and estimates include:

•	Revenue from affiliated practices

•	Valuation of accounts receivable

•	Impairment of long-lived assets

•	Volume-based pharmaceutical rebates

•	Accounting for income taxes

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Revenue from Affiliated Practices

A majority of our revenues, 81.1% for the year ended December 31, 2008, are derived through comprehensive service agreements (“CSA”) with affiliated practices. Under these agreements, our management fee is calculated as a portion of the earnings of affiliated practices, net of any amounts retained by the practices for payment of compensation to the practices’ physicians and certain other direct costs, or in limited circumstances, a fixed fee.

Therefore, although we are not directly involved in providing healthcare services to cancer patients, under our comprehensive service agreements, our results are highly correlated to the results of our affiliated practices which provide such care. Our affiliated practices recognize revenue based on gross billings, net of allowances for contractual adjustments and uncollectible accounts. Contractual adjustments are necessary to reduce gross billings to amounts that will be paid by individual payers under terms of individual arrangements with affiliated practices. These payers include Medicare, Medicaid, managed care, other health plans and patients. Payments from these payers are subject to regulatory change, in the case of Medicare and Medicaid, or periodic renegotiation and the financial health of the payer, in the case of managed care, other health plans and patients. Additionally, charges to third party payers are often subject to review, and possibly audit, by the payer, which may result in a reduction of fees recognized for billed services. While we believe affiliated practices under the CSA model appropriately record contractual allowances and provisions for doubtful accounts in the determination of revenue, the process includes an inherent level of subjectivity. Typically, adjustments to revenue for these matters, and ultimately our management fees, have not been material and are recorded in the period such adjustments become known.

Our revenue is net of amounts retained by practices for payment of compensation to affiliated physicians. Many of our affiliated practices under comprehensive services agreements participate in a bonus program that is intended to create a mutually-aligned incentive to appropriately utilize resources and deploy capital by providing a reduction in, or rebate of, management fees payable to us. Practices participate in this program only when specified earnings and returns on invested capital targets are met. These payments are generally based upon annual practice results and are computed in accordance with our service agreement with the practice. Additionally, effective July 1, 2006, to promote continued support of initiatives in the pharmaceutical services segment, we initiated a program to reduce management fees paid by affiliated practices under comprehensive services agreements based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the segment.

Physician practices that enter into CSA arrangements receive pharmaceutical products as well as a broad range of practice management services. These products and services represent multiple deliverables provided under a single contract for a single fee. We have analyzed the components of the contract attributable to the provision of products and the provision of services and attributed fair value to each component. For revenue recognition purposes, product revenue and service revenue have each been accounted for separately.

Product revenue consists of sales of pharmaceuticals to affiliated practices under CSA arrangements or under the OPS model. Under each of these arrangements, we agree to furnish the affiliated practices with pharmaceuticals and supplies. Because we act as principal, product revenue is recognized as (i) the cost of the pharmaceutical (which is reimbursed to us pursuant to all of our contractual arrangements with physician practices) plus (ii) an additional amount. Under the OPS model, this additional amount is the actual amount charged to practices because all of the services provided under this model are directly related to and not separable from the delivery of pharmaceutical products. CSA arrangements do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects our estimate of the portion of our service fee that represents fair value relative to product sales and is based upon the terms upon which we offer pharmaceuticals under our OPS model. Service revenue consists of our revenue, other than product revenue, under our service agreements with affiliated practices and for our services provided to customers other than affiliated physicians.

Valuation of Accounts Receivable

Reimbursement relating to healthcare accounts receivable, particularly governmental receivables, is complex and changes frequently, and could, in the future, adversely impact our ability to collect accounts receivable and the accuracy of our estimates.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

To the extent we are legally permitted to do so, we purchase accounts receivable generated by treating patients from our CSA practices. We purchase these receivables at their estimated net realizable value, which in management’s judgment is the amount that we expect to collect, taking into account contractual agreements that reduce gross fees billed and allowances for accounts that may otherwise be uncollectible. If we determine that accounts are uncollectible after purchasing them from a practice, our contracts require the practice to reimburse us for the additional uncollectible amount. Such reimbursement however, reduces the practice’s earnings for the applicable period. Because our management fees are partly based upon practice earnings, this adjustment would also reduce our future service fees. Typically, the impact of the adjustment on our fees has not been significant.

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

Unlike our practices affiliated through comprehensive agreements, we do not maintain billing and collection systems for practices affiliated under the OPS model and our collection of receivables from OPS customers is subject to their willingness and ability to pay for products and services delivered by us. Typically, payment is due from OPS customers within 30 days from the date products and services are delivered. Where appropriate, we seek to obtain personal guarantees from affiliated physicians to support the collectibility of receivables. We maintain an allowance for uncollectible accounts based upon both an estimate for specifically-identified doubtful accounts and an estimate based on an evaluation of the aging of receivable balances.

Impairment of Long-Lived Assets

As of December 31, 2008, our consolidated balance sheet includes goodwill in the amount of $377.3 million, of which $28.9 million, $191.4 million and $157.0 million was associated with the Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments, respectively.

In accordance with SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill for impairment on an annual basis or more frequently if events or circumstances arise that indicate the recorded value may not be recoverable. In accordance with SFAS 142, goodwill is tested for impairment through a two-step approach. Under the first step, the carrying value of an operating segment is compared to its estimated fair market value. If the fair value is less than the carrying value, goodwill is considered impaired and the impairment is measured through a second step that uses a hypothetical purchase price allocation to estimate the current fair market value of goodwill. An impairment charge is then recorded to reduce the carrying value of goodwill to its implied fair value.

This assessment of goodwill is performed at the operating segment level. The Company considers its operating segments to which goodwill has been allocated, Medical Oncology Services, Cancer Center Services and Pharmaceutical Services, to be the reporting units subject to impairment review. Our goodwill impairment analysis requires an estimate of fair value for each of our reporting units. The Company is privately-held and, therefore, our estimation of fair value includes obtaining assistance from a third party valuation firm in performing our evaluation. The valuation is based upon widely-accepted valuation techniques, including the use of peer market multiples (on a trailing and forward basis) and discounted cash flow analysis, in the absence of market capitalization data. The use of peer market multiples is based on an index of peers for which market information is available and that, collectively, exhibit characteristics similar to the reporting unit. The peer index includes outpatient healthcare providers, radiation therapy providers, physician practice management companies and pharmaceutical distributors. The discounted cash flow analysis is based on internal projections of future operating performance and capital requirements to support the projected levels of operating performance. The results of the trailing peer multiple analysis, forward peer multiple analysis and discounted cash flow analysis are equally weighted to arrive at a range of potential values for each reporting unit being tested for impairment. The midpoint of that range is then compared to the carrying value of the reporting unit to assess whether or not the carrying value of goodwill has been impaired.

At December 31, 2008, the Company estimated that the fair values of its Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments exceeded their carrying values by approximately $290.0 million, $44.0

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

million and $125.0 million, respectively. A future decline in the operating performance or increase in the capital requirements of the Cancer Center Services segment could result in an impairment of goodwill related to this segment. Factors that could contribute to a decline in operating performance would include, but are not limited to, a reduction in reimbursement for radiation therapy and diagnostic services by third party payers (including governmental and commercial payers), an increase in operating costs such as compensation or utilities, or a reduction in our management fees under comprehensive management agreements. Additionally, increasing capital requirements as a result of escalating equipment or financing costs or investments in new technology could negatively impact the segment’s estimated fair value such that an impairment of its goodwill may be deemed to have occurred. In evaluating the fair value of the Cancer Center Services segment, we assumed revenue increases at a compound annual growth rate of 9.6% between the years ending December 31, 2009 and December 31, 2012. The projected revenue increases are consistent with the compound annual rate of 9.8% by which revenue increased between the years ended December 31, 2004 and December 31, 2008, the historical period of equal duration to the projection period. In the discounted cash flow analysis, we assumed a discount rate of 9.5% and a terminal growth rate of 3.5%. Peer market multiples applied to EBITDA to estimate fair value ranged from 7.5x to 8.0x in the trailing multiple analysis and from 7.0x to 7.5x in the forward multiple analysis. We may need to perform an impairment test of goodwill before October 1, 2009 (the next annual assessment date) related to the Cancer Center Services segment if the discount rate were to increase above 10.0%, if market multiples decline by 0.5x or in the event of other negative changes to assumptions used in our fair value calculations, particularly changes that reduce future projections of financial performance. Such future adverse changes in actual or anticipated operating results, economic factors and/or market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges. Because measuring an impairment charge requires the identification and valuation of intangible assets that have either increased in value or have been created since the goodwill was initially recognized, it is not possible to estimate the impact of the impairment charge that would be recorded if the estimated fair value of the Cancer Center Services segment were to decline below its carrying value. We do not believe that it is reasonably possible that a change in the key assumptions related to the calculation of fair value for the Medical Oncology Services or Pharmaceutical Services segments would result in the need to perform an impairment test prior to our next annual assessment on October 1, 2009.

As discussed in Note 6 to our Consolidated Financial Statements, an impairment charge of $380.0 million was recorded during the year ended December 31, 2008 related to goodwill in the Medical Oncology Services segment. The impairment charge reflected the declining actual and projected profitability in that segment due to reductions in pharmaceutical reimbursement and continued uncertainty associated with utilization of ESAs. When an impairment of goodwill is identified, an impairment charge is necessary to adjust the carrying value to its implied fair value, based upon a hypothetical purchase price allocation assuming the reporting unit was acquired for its estimated fair value. Determining the implied fair value of goodwill also requires the identification and valuation of intangible assets that have either increased in value or have been created since the goodwill was initially recognized. In connection with assessing this impairment charge, the Company identified previously unrecognized intangible assets, as well as increases to the fair value of the recognized management service agreement intangible assets, which amounted to approximately $160 million in the aggregate. Value assigned to these intangible assets reduced the amount attributable to goodwill in the hypothetical purchase price allocation and, consequently, increased the impairment charge necessary to state goodwill at its implied fair value by a like amount. In accordance with GAAP, these increases in the fair value of other intangible assets have not been recorded in the Company’s consolidated balance sheet.

The carrying values of our fixed assets and service agreement intangibles are also tested for impairment when events or changes in circumstances indicate their recorded value may not be recoverable. In addition, on an annual basis, the carrying value of these assets is compared to the Company’s cash flow associated with the affiliated practice that is utilizing the fixed assets or that is party to the management services agreement. In the event this comparison indicates that the period necessary to recover the assets’ carrying value is approximately equal to (or greater than) the remaining useful life of the related assets, the Company conducts further analysis to assess whether an impairment charge may be required. No impairment was required to be recorded as of December 31, 2008.

Volume-based Pharmaceutical Rebates

Several of our agreements with pharmaceutical manufacturers provide for discounts in the form of volume-based rebates, which are payable at the end of a stipulated measurement period. Certain agreements also provide rebates based upon market share data. At December 31, 2008 and 2007, we had recorded a rebate receivable of $32.9 million and $105.2 million, respectively. Effective October 1, 2008, an agreement with one manufacturer that previously provided pricing adjustments through rebates was converted, for the most part, to provide those adjustments as discounts to the invoiced cost of pharmaceuticals. As a result of this change, the discounts are now a reduction of the amount payable to the manufacturer

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

rather than a rebate receivable at December 31, 2008. Rebates earned from manufacturers are subject to review and final determination based upon the manufacturer’s analysis of usage data and contractual terms. Certain manufacturers pay rebates under multi-product agreements. Under these types of agreements, our rebates on several products could be impacted based upon our failure to meet predetermined targets with respect to any single product. Additionally, contractual measurement periods may not necessarily coincide with our fiscal periods.

We accrue rebates, and record a reduction to cost of products, based upon our internally monitored usage data and our expectations of usage during the measurement period for which rebates are accrued. Rebate estimates accrued prior to invoicing manufacturers (which generally occurs 10-30 days after the end of the measurement period) are revised to reflect actual usage data for the measurement period being invoiced. For certain agreements, we record market share rebates at the time we invoice the manufacturer, as information necessary to reliably assess whether such amounts will be earned is not available until that time. Our billings are subject to review, and possible adjustment, by the manufacturer. Adjustments to estimates of rebates earned, based on manufacturers’ review of such billings, have not been material to our financial position or results of operations.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our current tax provision together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of deferred tax assets by assessing the future reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. Changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary from estimated amounts and from period to period. At December 31, 2008, we had deferred tax liabilities in excess of deferred tax assets of approximately $6.0 million.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, we recognized increases to our tax reserves for uncertain tax positions and interest and penalties. See Note 9 in Part II, Item 8. – Financials Statements for additional discussion.

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot provide assurance that future changes in accounting rules would not require us to make restatements. Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

Discussion of Non-GAAP Information

In this annual report, the Company uses the term “EBITDA” which represents earnings before interest, taxes, depreciation, amortization (including amortization of stock-based compensation), minority interest and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in the Company’s GAAP-based financial statements. A reconciliation of EBITDA to the Consolidated Statement of Operations and Comprehensive Income and the Consolidated Statement of Cash Flows is included in this annual report.

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

AND RESULTS OF OPERATIONS (continued)

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Operations and the percentages of revenue represented by certain items reflected herein. The following information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

	US Oncology Holdings, Inc.						US Oncology, Inc.
	Year Ended December 31,						Year Ended December 31,
	2008		2007		2006		2008		2007		2006
Product revenues	$2,224,704	67.3%	$1,970,106	65.7%	$1,822,141	64.8%	$2,224,704	67.3%	$1,970,106	65.7%	$1,822,141	64.8%
Service revenues	1,079,473	32.7	1,030,672	34.3	989,242	35.2	1,079,473	32.7	1,030,672	34.3	989,242	35.2

Total revenues	3,304,177	100.0	3,000,778	100.0	2,811,383	100.0	3,304,177	100.0	3,000,778	100.0	2,811,383	100.0

Cost of products	2,163,943	65.5	1,925,547	64.2	1,753,638	62.4	2,163,943	65.5	1,925,547	64.2	1,753,638	62.4
Cost of services:
Operating compensation and benefits	523,939	15.9	479,177	16.0	458,006	16.3	523,939	15.9	479,177	16.0	458,006	16.3
Other operating costs	321,947	9.7	293,677	9.8	274,665	9.8	321,947	9.7	293,677	9.8	274,665	9.8
Depreciation and amortization	72,790	2.2	73,159	2.3	69,351	2.4	72,790	2.2	73,159	2.3	69,351	2.4

Total cost of services	918,676	27.8	846,013	28.1	802,022	28.5	918,676	27.8	846,013	28.1	802,022	28.5
Total cost of products and services	3,082,619	93.3	2,771,560	92.3	2,555,660	90.9	3,082,619	93.3	2,771,560	92.3	2,555,660	90.9
General and administrative expense	77,265	2.3	84,423	2.8	77,180	2.7	76,883	2.3	84,326	2.8	76,948	2.7
Impairment and restructuring charges	384,929	11.6	15,126	0.5	—	—	384,929	11.6	15,126	0.5	—	—
Depreciation and amortization	30,017	0.9	16,172	0.5	13,983	0.5	30,017	0.9	16,172	0.5	13,983	0.5

Total costs and expenses	3,574,830	108.1	2,887,281	96.1	2,646,823	94.1	3,574,448	108.1	2,887,184	96.1	2,646,591	94.1

Income (loss) from operations	(270,653)	(8.1)	113,497	3.9	164,560	5.9	(270,271)	(8.1)	113,594	3.9	164,792	5.9
Other income (expense):
Interest expense, net	(136,474)	(4.1)	(137,496)	(4.6)	(117,088)	(4.2)	(92,757)	(2.8)	(95,342)	(3.2)	(92,870)	(3.3)
Minority interests	(3,324)	(0.1)	(3,619)	(0.1)	(2,388)	(0.1)	(3,324)	(0.1)	(3,619)	(0.1)	(2,388)	(0.1)
Loss on early extinguishment of debt	—	—	(12,917)	(0.4)	—	—	—	—	—	—	—	—
Other income (expense), net	(19,006)	(0.6)	(11,885)	(0.4)	—	—	2,213	0.1	—	—	—	—

Income (loss) before income taxes	(429,457)	(12.9)	(52,420)	(1.6)	45,084	1.6	(364,139)	(10.9)	14,633	0.6	69,534	2.5
Income tax benefit (provision)	16,923	0.5	17,447	0.6	(18,926)	(0.7)	(6,351)	(0.2)	(7,447)	(0.2)	(27,509)	(1.0)

Net income (loss)	$(412,534)	(12.4)%	$(34,973)	(1.0)%	$26,158	0.9%	$(370,490)	(11.1)%	$7,186	0.4%	$42,025	1.5%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of incremental interest expense associated with the Holdings Notes, loss on early extinguishment of debt and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs, which include general and administrative and interest expense, we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs related to Holdings.

General.

We derive revenue primarily in four areas:

•

GPO, data and other pharmaceutical service fees. We receive fees from pharmaceutical companies for acting as a distributor, as a group purchasing organization (“GPO”) for our affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect, compile and analyze, as well as fees for other services we provide to pharmaceutical companies, including reimbursement support.

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

•

Comprehensive service fee revenues. Under our comprehensive service agreements, we recognize revenues equal to the reimbursement we receive for all expenses we incur in connection with managing a practice plus an additional management fee that is generally based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments.

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

We retain all amounts we collect in respect of practice receivables that we collect on behalf of affiliated practices under comprehensive service agreements. On a monthly basis, we calculate what portion of their revenues those affiliated practices are entitled to retain by subtracting accrued practice expenses and our accrued fees from accrued revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. The amounts retained by physician groups are excluded from our revenue, because they are not part of our fees. By paying on a cash basis for accrued amounts, we assist in financing their working capital.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

As of December 31, 2008, 2007, and 2006, we have affiliated with the following number of physicians (including those under OPS arrangements), by specialty:

	As of December 31,
	2008	2007	2006
Medical oncologists/hematologists	989	1,001	874
Radiation oncologists	160	146	146
Other oncologists	62	52	47

Total physicians	1,211	1,199	1,067

The following tables set forth changes in the number of affiliated physicians under both comprehensive and OPS agreements:

	As of December 31,
Comprehensive Service Agreements(1)	2008	2007	2006
Affiliated physicians, beginning of period	903	879	856
Physician affiliations	67	21	27
Recruited physicians	52	58	61
Physician separations	—	—	(35)
Retiring/Other	(56)	(40)	(40)
Net conversions to/from OPS agreements	13	(15)	10

Affiliated physicians, end of period	979	903	879

Oncology Pharmaceutical Services Agreements(2)	As of December 31,
	2008	2007	2006
Affiliated physicians, beginning of period	296	188	138
Physician affiliations	45	111	85
Physician separations	(67)	(13)	(18)
Retiring/Other	(29)	(5)	(7)
Net conversions to/from comprehensive service agreements	(13)	15	(10)

Affiliated physicians, end of period	232	296	188

Affiliated physicians, end of period	1,211	1,199	1,067

(1)	Operations related to comprehensive service agreements are included in the medical oncology and cancer center services segments.

(2)	Operations related to OPS agreements are included in the pharmaceutical services segment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	December 31,
	2008	2007	2006
Cancer Centers, beginning of period	77	80	83
Cancer Centers opened (1)	4	2	2
Cancer Centers closed (2)	(1)	(4)	(5)
Cancer Center recategorized (3)	—	(1)	—

Cancer Centers, end of period	80	77	80

Radiation oncology-only facilities, end of period	14	11	11

Total Radiation Oncology Facilities (4)	94	88	91

Linear Accelerators	119	114	116

PET Systems (5)	37	34	33

(1)	Cancer centers opened during 2008 in the Tampa, FL area (two locations), San Antonio, TX and Amarillo, TX.

(2)

In 2008, one cancer center closed. In 2007, three cancer centers closed and one cancer center was purchased by an affiliated practice that converted to an OPS agreement (one integrated cancer center and one radiation only facility). In 2006, four cancer centers closed when purchased by a separating practice and one cancer center became part of a non-consolidating joint venture.

(3)	In 2007, a cancer center was recategorized as a radiation-only facility.

(4)	Includes 88, 77 and 73 sites utilizing IMRT and/or IGRT technology at December 31, 2008, 2007 and 2006, respectively.

(5)	Includes 26, 21 and 12 PET/CT systems at December 31, 2008, 2007 and 2006, respectively.

The following table sets forth the key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service arrangements (per operating day, except research patient enrollments):

	Year Ended December 31,
	2008	2007	2006
Average Per Operating Day Statistics:
Medical oncology visits	10,816	10,028	9,793
Radiation treatments	2,732	2,719	2,698
IMRT treatments (included in radiation treatments)	659	596	489
PET scans	207	180	163
CT scans	792	743	669
New patients enrolled in research studies	3,447	3,050	2,723

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The following discussion compares our results of operations for the years ended December 31, 2008, 2007 and 2006.

Revenue.

Revenue by segment is presented in the following table (in thousands):

	Year Ended December 31,				Year Ended December 31,
	2008	2007	Change		2006	Change
Medical oncology services	$2,251,374	$2,088,186	7.8%		$2,080,434	0.4%
Cancer center services	367,062	349,900	4.9		323,917	8.0
Pharmaceutical services	2,486,685	2,282,761	8.9		1,995,664	14.4
Research and other services	58,991	51,189	15.2		53,220	(3.8)
Eliminations (1)	(1,859,935)	(1,771,258)	nm	(2)	(1,641,852)	nm (2)

Total revenue	$3,304,177	$3,000,778	10.1		$2,811,383	6.7

As a percentage of revenue:
Medical oncology services	68.1%	69.6%			74.0%
Cancer center services	11.1	11.6			11.5
Pharmaceutical services	75.3	76.1			71.0
Research and other services	1.8	1.7			1.9
Eliminations (1)	(56.3)	(59.0)			(58.4)

Total revenue	100.0%	100.0%			100.0%

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment). The distribution center began operations, on a limited basis, in September, 2005.

(2)	Not meaningful.

A key initiative of the Company has been to reduce its financial exposure, and that of its affiliated practices, to changes in pharmaceutical economics through expansion of service offerings. For the periods compared in this report, revenue generated from medical oncology services has decreased from 74.0% of consolidated revenue in 2006 to 68.1% of revenue in 2008 while revenue contributed from cancer center services remained consistent and pharmaceutical services increased as a percent of revenue.

Medical Oncology Services Revenue.

Medical oncology services revenue increased $163.2 million, or 7.8 percent, to $2,251.4 million for the year ended December 31, 2008 from $2,088.2 for the year ended December 31, 2007. The revenue increase reflects higher average daily visits from the growth in our network of affiliated medical oncologists. Partially offsetting the revenue growth were reduced utilization of ESAs and the impact of contractual amendments in 2007.

Medical oncology services revenue increased $7.8 million, or 0.4 percent, to $2,088.2 million for the year ended December 31, 2007 from $2,080.4 for the year ended December 31, 2006. The revenue increase reflects an increase in the average number of daily visits due to the growth in affiliated medical oncologists during 2007. Partially offsetting the revenue growth were reduced utilization of supportive care drugs, reductions to management fees paid by affiliated practices to encourage the efficient use of capital and pharmaceutical management practices (as discussed below), financial support provided to two affiliated practices experiencing operational challenges, and the elimination of payments by Medicare to oncologists for providing certain patient care information (the “Medicare Demonstration Project”) effective January 1, 2007.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Under comprehensive service agreements, the Company’s management fees are comprised of reimbursement for expenses we incur in connection with managing a practice, plus a fee that is typically a percentage of the affiliated practice’s earnings before income taxes. Our agreements also provide for performance-based reductions in our percentage-based fee that are intended to encourage disciplined use of capital. Certain management agreements have been amended in 2007 and 2008, to provide a platform for long-term financial improvement of the practices’ results, to encourage practice growth and efficiency, and to streamline several complex service agreements.

Additionally, in connection with our launch of our pharmaceutical distribution business, effective July 1, 2006, to promote continued support of initiatives in this area, we initiated a program to reduce management fees paid by practices affiliated under comprehensive service agreements based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the pharmaceutical services segment. Management fees were reduced by $23.9 million, $24.6 million and $8.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The financial results and other data relating to affiliated practices included in our discussion of Medical Oncology Services results reflects only physicians affiliated under comprehensive services agreements.

Cancer Center Services Revenue.

In 2008, cancer center services revenue increased $17.2 million, or 4.9 percent, to $367.1 million for the year ended December 31, 2008 from $349.9 million for the year ended December 31, 2007. The revenue increase reflects higher volumes, an increase in physicians affiliated under comprehensive service agreements, and continued migration toward advanced targeted radiation therapies. Partially offsetting the revenue growth were reduced management fees due to contractual amendments in 2007 and 2008.

In 2007, cancer center services revenue increased $26.0 million, or 8.0 percent, to $349.9 million for the year ended December 31, 2007 from $323.9 million for the year ended December 31, 2006. These increases reflect a 4.5 percent increase in radiation treatments and diagnostic radiology procedures over the same period in the prior year. Revenue increased at a rate greater than treatment volumes as a result of expanding services in advanced targeted radiation therapies, such as image guided radiation therapy (“IGRT”) and brachytherapy administered by network physicians, which are reimbursed at higher rates than conventional radiation therapy. The expansion of advanced targeted radiation therapies continues the growth in these services that was experienced in 2006.

Pharmaceutical Services Revenue.

Pharmaceutical services revenue was $2,486.7 million for the year ended December 31, 2008 from $2,282.8 million for the year ended December 31, 2007, an increase of $203.9 million, or 8.9 percent. The revenue increase is primarily due to the higher number of physicians affiliated through comprehensive service and OPS agreements during the year as well as increased revenue from our oral oncology specialty pharmacy. The impact from the addition of physicians was partially offset by lower utilization of ESAs.

Pharmaceutical services revenue was $2,282.8 million for the year ended December 31, 2007 from $1,995.7 million for the year ended December 31, 2006, an increase of $287.1 million, or 14.4 percent. The revenue increase is primarily due to the net addition of 132 physicians affiliated through comprehensive service and oncology pharmaceutical services (“OPS”) agreements since the close of the fourth quarter of 2006. Excluding the impact of distribution sales, pharmaceutical services revenue increased $157.7 million over the prior year due to increased revenue from physicians affiliated under OPS agreements as well as revenue from the specialty pharmacy which was launched at the end of 2006.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

For the year ended December 31, 2008, research and other service revenue was $59.0 million compared to $51.2 million for the year ended December 31, 2007. Enrollment of new patients in 2008 increased 13 percent from 2007.

For the year ended December 31, 2007, research and other service revenue was $51.2 million compared to $53.2 million for the year ended December 31, 2006. The decrease is primarily due to deferred revenue recognized in 2006 upon completion of a contract amendment. Enrollment of new patients in 2007 increased 12 percent from 2006.

Operating Costs.

Operating costs include cost of products and services, as well as depreciation and amortization related to our operating assets, and are presented in the table below:

				Year Ended
	Year Ended December 31,			December 31,
	2008	2007	Change	2006	Change
Cost of products	$2,163,943	$1,925,547	12.4%	$1,753,638	9.8%
Cost of services:
Operating compensation and benefits	523,939	479,177	9.3	458,006	4.6
Other operating costs	321,947	293,677	9.6	274,665	6.9
Depreciation and amortization	72,790	73,159	(0.5)	69,351	5.5

Total cost of services	918,676	846,013	8.6	802,022	5.5

Total cost of products and services	$3,082,619	$2,771,560	11.2	$2,555,660	8.4

As a percentage of revenue:
Cost of products	65.5%	64.2%		62.4%
Cost of services:
Operating compensation and benefits	15.9	16.0		16.3
Other operating costs	9.7	9.8		9.8
Depreciation and amortization	2.2	2.3		2.4

Total cost of services	27.8	28.1		28.5

Total cost of products and services	93.3%	92.3%		90.9%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals, and to a lesser extent supplies, used in our medical oncology and pharmaceutical services segments. Cost of products increased 12.4% in 2008 and 9.8% in 2007 which corresponds with product revenue increases of 12.9% and 8.1%, respectively, for corresponding periods.

As a percentage of revenue, cost of products was 65.5% in 2008, 64.2 % in 2007, and 62.4% in 2006. The increase of 9.8% in 2007 over 2006 was mainly due to product revenue increasing as a percentage of total revenue which reflects net growth in the number of physicians affiliated under our OPS model. In addition, drug costs have increased as a percentage of product revenue due to higher drug costs in 2008 and reduced ESA utilization in both 2008 and 2007 as supportive care drugs had higher margins, on average, than other drugs used by oncologists. We recognize product revenue from both comprehensive and OPS agreements based upon the terms on which we offer pharmaceutical services under the OPS model.

Cost of Services. Cost of services includes operating compensation and benefits of our operating-level employees and the employees, other than physicians, of practices affiliated under comprehensive services agreements. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 27.8% in 2008, 28.1% in 2007, and 28.5% in 2006, reflecting the economies of scale being obtained by our operating segments.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Corporate Costs and Net Income (Loss) (US Oncology, Inc.).

Recurring corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs also include certain items that are not attributable to routine operations. Corporate costs of US Oncology, Inc. are presented in the table below. Incremental corporate costs of US Oncology Holdings, Inc. are addressed in a separate discussion below entitled “Corporate Costs and Net Income (US Oncology Holdings, Inc.)”.

	Year Ended December 31,			Year Ended December 31,
	2008	2007	Change	2006	Change
General and administrative expense	$76,883	$84,326	-8.8%	$76,948	9.6%
Impairment and restructuring charges	384,929	15,126	nm (1)	—	—
Depreciation and amortization	30,017	16,172	85.6	13,983	15.7
Interest expense, net	92,757	95,342	(2.7)	92,870	2.7
Minority interests	3,324	3,619	(8.2)	2,388	51.5
Other (income) expense	(2,213)	—	nm (1)	—	nm	(1)
As a percentage of revenue:
General and administrative expense	2.3%	2.8%		2.7%
Impairment and restructuring charges	11.6	0.5		—
Depreciation and amortization	0.9	0.5		0.5
Interest expense, net	2.8	3.2		3.3
Minority interests	0.1	0.1		0.1
Other (income) expense	(0.1)	—		—

(1)	Not meaningful

General and Administrative. General and administrative expense was $76.9 million in 2008, $84.3 million in 2007, and $76.9 million in 2006. The decrease in 2008 from 2007 is due to the management of controllable costs, particularly in areas such as personnel expenses, meeting expenses, and professional fees. The increase in 2007 over the prior year is due to higher personnel costs, which reflect annual merit increases and personnel investments made to support our expanded regional infrastructure, as well as higher marketing costs to support our branding campaign and consulting expenses associated with an upgrade to the Company’s information system. Included in general and administrative expense for 2008, 2007 and 2006, is non-cash compensation expense of $2.1 million, $0.8 million, and $2.1 million, respectively, associated with restricted stock and stock option awards issued under our equity incentive plans.

Impairment and restructuring charges. During the years ended December 31, 2008 and 2007, we recorded impairment and restructuring charges of $384.9 million and $15.1 million, respectively. No impairment and restructuring charges were recorded during the year ended December 31, 2006.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The components of the charges are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Goodwill	$380,000	$—
Severance costs	3,891	—
Services agreement, net	—	9,339
Property and equipment, net	—	4,974
Future lease obligations	950	792
Other	88	21

Total	$384,929	$15,126

During 2008, the Company recorded restructuring charges of $4.8 million related to employee severance and lease termination fees. Also during 2008, we recognized a $380.0 million impairment charge to goodwill in our Medical Oncology Services segment. In connection with the preparation of the financial statements for the three months ended March 31, 2008, and as a result of the decline in the financial performance of the medical oncology services segment, we assessed the recoverability of goodwill related to that segment. During the year ended December 31, 2007, the financial performance of the medical oncology segment was negatively impacted by reduced coverage for ESAs as a result of revised product labeling issued by the FDA and coverage restrictions imposed by CMS. Goodwill was tested for impairment during both the three months ended September 30, 2007 and December 31, 2007 and no impairment was identified. During the three months ended March 31, 2008, additional price increases from manufacturers of ESAs and additional safety concerns related to the use of ESAs continued to reduce their utilization by our affiliated physicians and adversely impacted both current and projected operating results for our Medical Oncology Services segment. On March 13, 2008, the Oncology Drug Advisory Committee (“ODAC”) met to consider safety concerns related to the use of these drugs in oncology and recommended further restrictions. These factors, along with a lower market valuation at March 31, 2008 resulting from unstable credit markets, led us to recognize a non-cash goodwill impairment charge in the amount of $380.0 million related to our medical oncology services segment during the three months ended March 31, 2008. The charge is a non-cash item that does not impact the financial covenants of US Oncology’s senior secured credit facility.

When an impairment is identified, as was the case for the three months ended March 31, 2008, an impairment charge is necessary to state the carrying value of goodwill at its implied fair value, based upon a hypothetical purchase price allocation assuming the segment was acquired for its estimated fair value. The fair value of the medical oncology services segment was estimated with the assistance of an independent appraisal that considered the segment’s recent and expected financial performance as well as a market analysis of transactions involving comparable entities for which public information is available. Determining the implied fair value of goodwill also requires the identification and valuation of intangible assets that have either increased in value or have been created through our initiatives and investments since the goodwill was initially recognized. In connection with assessing the impairment charge, we identified previously unrecognized intangible assets, as well as increases to the fair value of the recognized management service agreement intangible assets, which amounted to approximately $160.0 million in the aggregate. Value assigned to these intangible assets reduced the amount attributable to goodwill in a hypothetical purchase price allocation and, consequently, increased the impairment charge necessary to state goodwill at its implied fair value by a like amount. In accordance with U.S. GAAP, these increases in the fair value of intangible assets have not been recorded in our consolidated balance sheet.

During the three months ended March 31, 2007, we recognized impairment and restructuring charges amounting to $7.4 million. In the majority of our markets, we believe our strategies of practice consolidation, expansion of services and process improvement continue to be effective. In a minority of our geographic markets, however, specific local factors have prevented effective implementation of our strategies, and practice performance has declined. Specifically, in two markets in which we have affiliated practices, these market-specific conditions resulted in recognizing impairment and restructuring charges.

In the first of these two markets (during the three months ended September 30, 2006), state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The Company appealed this

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

determination, however, during the three months ended March 31, 2007, efforts had not advanced sufficiently, and, therefore, the resumption of radiation services or other means to recover the investment were not considered likely. Consequently, an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008 while the appeal is still pending. As a result, the practice resumed diagnostic services in September, 2008 and radiation services in February, 2009.

In the second market, financial performance deteriorated as a result of an excessive cost structure relative to practice revenue. During the three months ended March 31, 2007, the Company recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, it did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with the management service agreement. Along with the affiliated practice, the Company has restructured the market to establish a base for future growth and to otherwise improve financial performance.

During the year ended December 31, 2007, we agreed to terminate comprehensive service agreements with two practices previously affiliated with us and to instead contract with them under our OPS model. We recognized impairment and restructuring charges of $7.7 million related to these practices, which relate primarily to a $5.0 million write-off of our service agreement intangible assets, where the comprehensive service agreement was terminated in connection with the conversions. Also included in the impairment charge is $2.5 million related to assets operated by the practices, which represents the excess of our carrying value over the acquisition price paid by the practices.

Depreciation and Amortization. Depreciation and amortization expense of $30.0 million during the twelve months ended December 31, 2008, increased $13.8 million compared to $16.2 million for the twelve months ended December 31, 2007. The increase reflects amortization of affiliation consideration for newly affiliated practices and the amortization of our capital cost incurred to upgrade our company-wide financial system that occurred in 2007.

Interest expense, net. Interest expense, net, decreased to $92.8 million during the twelve months ended December 31, 2008 from $95.3 million during the twelve months ended December 31, 2007. The decrease in 2008 from prior year is due to decreasing LIBOR rates as well as the repayment of $29.4 million of indebtedness under our secured credit facility during the three months ended June 30, 2008 as required under the “excess cash flow sweep” provision of that facility. The increase in 2007 over the previous year reflects the $100.0 million borrowing under the term loan facility in July, 2006, which was partially offset by decreasing interest rates at the end of 2007 related to our variable rate debt instruments that are based on margin paid over LIBOR.

Income taxes. Our effective tax rate was a provision of 1.7% on the 2008 net loss and provisions of 50.9% and 39.6% for net income in 2007 and 2006, respectively. The 2008 provision is attributable to the impairment of goodwill in the Medical Oncology Services segment, the majority of which is not deductible for tax purposes. Of the $380.0 million impairment charge $4.0 million is deductible through annual amortization for tax purposes. Consequently, there is no tax benefit associated with a significant portion of the goodwill impairment. As a result of the goodwill impairment, the 2008 effective tax rate is not indicative of future effective income tax rates. Excluding the impact of the goodwill impairment, the effective tax rate was 49.4% for the year ended December 31, 2008.

The increase in the effective tax rate in 2007 compared with 2006 is due primarily to the Texas margin tax (which became effective January 1, 2007). Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted under an income tax of an entity may not be considered in assessing an obligation for margin tax. The difference between our effective and statutory tax rates is attributable primarily to the Texas margin tax (in 2007), and to non-deductible entertainment and public policy costs.

US Oncology, Inc. is a subsidiary of the US Oncology Holdings, Inc. consolidated group for income tax reporting purposes. However, for financial reporting purposes, US Oncology, Inc.’s tax provision has been computed on the basis that it filed a separate federal income tax return together with its subsidiaries. The taxable income of US Oncology, Inc. computed under the separate return method is greater than the taxable income of the US Oncology Holdings, Inc.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

consolidated group because it does not include the incremental expenses of the parent company which principally relate to interest on the indebtedness of US Oncology Holdings, Inc. Under the terms of its indebtedness, US Oncology is precluded from making tax payments to its parent, or directly to the Internal Revenue Service, in excess of the consolidated group’s income tax liability, and US Oncology Holdings, Inc. has contributed to US Oncology, Inc. tax benefits associated with the incremental expenses of US Oncology Holdings, Inc. based on tax returns filed for the period from August 21, 2004 through December 31, 2007. As such, and in accordance with generally accepted accounting principles, the amount by which US Oncology’s tax liability as stated under the separate return method exceeds the amount of tax liability ultimately settled with, or on behalf of, its parent company is considered a capital contribution from the parent to US Oncology, Inc. During the year ended December 31, 2008, US Oncology, Inc. recognized a capital contribution in the amount of $22.5 million based on tax returns filed for the period from August 20, 2004 through December 31, 2007.

Net Income (Loss). Net loss for 2008 was $370.5 million compared to net income of $7.2 million and $42.0 million for 2007 and 2006, respectively. Income from operations in 2008, includes $384.9 million in impairment and restructuring charges.

Corporate Costs and Net Income (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Year Ended December 31,				Year Ended December 31,
	2008	2007	Change		2006	Change
General and administrative expense	$382	$97	293.8%		$232	-58.2%
Interest expense, net	43,717	42,154	3.7%		24,218	74.1%
Other expense	21,219	11,885	nm	(1)	—	nm	(1)
Loss on early extinguishment of debt	—	12,917	nm	(1)	—	nm	(1)

(1)	Not meaningful

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $0.4 million, $0.1 million and $0.2 million during 2008, 2007 and 2006, respectively. These costs primarily represent professional fees necessary for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its senior floating rate notes (the “Holdings Notes”).

Interest expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. Incremental interest expense was approximately $43.7 million during the year ended December 31, 2008 and $42.2 million for the year ended December 31, 2007. The 2008 increase reflects the increase in Holdings Notes due to electing to PIK 100% of the interest due in March 2008 and 50% of the interest due in September 2008. The increased interest expense in 2007 from 2006 was due to the refinancing of the Holdings Notes in March, 2007 which resulted in $175.0 million incremental borrowings.

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Notes.

Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, we elected to pay interest on the Holdings Notes by issuing additional notes (“PIK interest”) for the semiannual period ending March 15, 2008. Based on our financial projections, which include the adverse impact of reduced ESA coverage, and due to recent financial market volatility and limitations imposed by the indebtedness of US Oncology, Inc. on the restricted payments that will be available to service the Holdings Notes, it has become probable that the Company will not satisfy interest obligations related to the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Notes in cash. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that payments due on the interest rate swap will increase, the Company believes that as of December 31, 2008, cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, cash payments no longer remain probable. As a result of these circumstances, we have discontinued cash flow hedge accounting for this interest rate swap effective September 30, 2007. Because cash flow hedge accounting is no longer applied to this instrument, changes in its fair value are recorded currently in earnings.

Loss on Debt Extinguishment. In connection with the refinancing of Holdings indebtedness during the three months ended March 31, 2007, we recognized a $12.9 million extinguishment loss related to payment of a 2.0% call premium, interest during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

Other Income (Expense). Other expense represents an unrealized loss of $21.2 million and $11.9 million related to our interest rate swap for the years ended December 31, 2008 and 2007, respectively, for which cash flow hedge accounting has been discontinued. Because the interest rate swap is no longer accounted for as a cash flow hedge, all changes in fair value attributable to this instrument are reported currently in earnings.

Income Taxes. Holdings effective tax rate was a benefit of 3.9%, 33.3% and a provision of 42.0% for the years ended December 31, 2008, 2007 and 2006, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, increase the impact that non-deductible costs have on its effective tax rate. The year ended December 31, 2008 reflects the $380.0 million goodwill impairment charge without a corresponding tax benefit. Excluding the impact of the goodwill impairment, Holdings effective tax rate for the year ended December 31, 2008 was a benefit of 31.2%. The year ended December 31, 2007 also includes the loss on extinguishment of debt incurred by Holdings. For 2007, the impact of the Texas margin tax was to reduce the effective tax rate (benefit) as it represents an expense to the Company because it excludes items contributing to the net loss incurred.

Net Income (Loss). Holdings’ incremental net loss for the year ended December 31, 2008, 2007 and 2006 was $42.0 million, $42.2 million and $15.9 million, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of December 31, 2008 and 2007.

	US Oncology Holdings, Inc.		US Oncology, Inc.
	2008	2007	2008	2007
Current assets	$737,302	$776,333	$716,969	$758,695
Current liabilities	526,416	543,974	518,353	556,463

Net working capital	$210,886	$232,359	$198,616	$202,232

Long-term indebtedness	$1,517,884	$1,456,569	$1,061,133	$1,031,569

The principal difference between the net working capital of Holdings and US Oncology relates to higher income taxes payable reported by US Oncology, Inc. For purposes of its separate financial statements, US Oncology’s income taxes have been computed on the basis that it filed a separate federal income tax return together with its subsidiaries. US Oncology, Inc. is a subsidiary of the US Oncology Holdings, Inc. consolidated group for income tax reporting purposes. The taxable income of US Oncology, Inc. computed under the separate return method is greater than the taxable income of the US Oncology Holdings, Inc. consolidated group because it does not include the incremental expenses of the parent company which principally relate to interest on the indebtedness of US Oncology Holdings, Inc. Under the terms of its indebtedness, US Oncology is precluded from making tax payments to its parent, or directly to the Internal Revenue Service, in excess of the consolidated group’s income tax liability. During 2008, US Oncology Holdings, Inc. contributed to US Oncology, Inc. tax benefits associated with the incremental expenses of US Oncology Holdings, Inc. based on tax returns filed for the period from August 21, 2004 through December 31, 2007 (the last date for which tax returns have been filed). As such, and in accordance with generally accepted accounting principles, the amount by which US Oncology’s tax liability as stated under the separate return method exceeds the amount of tax liability ultimately settled with, or on behalf of, its parent company is considered a capital contribution from the parent to US Oncology, Inc. During the year ended December 31, 2008, US Oncology, Inc. recognized a capital contribution in the amount of $22.5 million based on tax returns filed for the period from August 20, 2004 through December 31, 2007.

The following table summarizes the cash flows of Holdings and US Oncology (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Net cash provided by operating activities	$128,499	$164,677	$20,517	$141,487	$198,030	$43,639
Net cash used in investing activities	(137,004)	(93,170)	(110,768)	(137,004)	(93,170)	(110,768)
Net cash provided by (used in) financing activities	(36,275)	(204,018)	246,181	(49,263)	(237,370)	223,058

Net increase (decrease) in cash and equivalents	(44,780)	(132,511)	155,930	(44,780)	(132,510)	155,929
Cash and equivalents, beginning of period	149,257	281,768	125,838	149,256	281,766	125,837

Cash and equivalents, end of period	$104,477	$149,257	$281,768	$104,476	$149,256	$281,766

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cash Flows from Operating Activities

Holdings generated cash flow from operations of $128.5 million during 2008 compared to $164.7 million during 2007. The decrease in operating cash flow is primarily due to purchases made under new generic drug inventory management programs as well as higher working capital requirements associated with revenue growth and increasing network volumes. At December 31, 2007, other receivables include amounts due from one manufacturer that represent nearly 90%, or $86.5 million, of the Company’s other receivables. Effective October 7, 2008, this manufacturer converted a substantial portion of rebates to discounts which impact cash flow upon invoicing from the manufacturer. At December 31, 2008, this manufacturer balance decreased by $74.6 million, from December 31, 2007, as a result. These decreases were offset by related increases in amounts paid to physicians.

The increase in operating cash flow in 2007 compared to $20.5 million in 2006 was primarily due to increased receivable collections during 2007 and working capital investments during 2006, principally for inventory and accounts payable at the Company’s distribution center.

For the years ended December 31, 2008 and 2007, the operating cash flow of US Oncology exceeded that of Holdings by $13.0 million and $33.3 million, respectively. This difference relates primarily to interest obligations on the Holdings Notes that are financed by a dividend to Holdings (and are considered a financing cash flow of US Oncology, Inc.)

Cash Flows from Investing Activities

During the year ended December 31, 2008, cash used for investing activities was $137.0 million compared to $93.2 million for investing activities in 2007. The increase was due to $52.5 million in cash consideration paid for practice affiliations in 2008. During the year ended December 31, 2008, capital expenditures were $88.7 million, including $57.8 million relating to the development and construction of cancer centers. Capital expenditures for maintenance were $28.8 million.

During the year ended December 31, 2007, cash used for investing activities was $93.2 million compared to $110.8 million in 2006. The decrease was primarily due to the purchase of AccessMed for $31.4 million in 2006 partially offset by increased capital expenditures in 2007. During the year ended December 31, 2007, capital expenditures were $90.9 million, including $40.9 million relating to the development and construction of cancer centers. Capital expenditures for maintenance were $47.1 million. Also during 2007, we funded a $4.7 million investment in a joint venture in which an affiliated practice and a hospital system provide radiation therapy services.

Cash Flows from Financing Activities

During the year ended December 31, 2008, $36.3 million was used in financing activities which relates primarily to repayments made on the senior secured credit facility, including a payment of $29.4 million due under the “excess cash flow” provision of our senior secured facility which was paid in April, 2008. Cash flow used by US Oncology for financing activities also includes a distribution of $13.0 million to its parent company to finance the payment of interest on the Holdings Notes and to settle amounts due under its interest rate swap agreement.

During the year ended December 31, 2007, $204.0 million was used in financing activities. In January, 2007, the Company used $150.0 million proceeds from a private placement of preferred and common stock, along with $40.0 million in cash, to pay a $190.0 million dividend to shareholders of record immediately prior to the offering. Cash used in financing activities also includes $10.1 million for scheduled repayments of indebtedness. In March, 2007, Holdings completed a $425.0 million senior floating rate PIK toggle note offering. Net proceeds from the offering were $413.2 million of which $256.8 million was used to repay the existing $250.0 million floating rate notes, including call premiums, and a $158.6 million dividend to common and preferred shareholders. Cash flow used by US Oncology for financing activities also includes distributions of $34.9 million to its parent company to finance the payment of interest obligations on the Holdings Notes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA” represents earnings before interest, net, taxes, depreciation, amortization (including amortization of stock-based compensation), minority interest and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the Consolidated Statement of Operations and Comprehensive Income and Consolidated Statement of Cash Flows is included in this document.

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. For more information regarding our use of EBITDA and its limitations, see “Discussion of Non-GAAP Information” on page 55 of this report.

The following table reconciles net income as shown in our Consolidated Statement of Operations and Comprehensive Income to EBITDA, and reconciles EBITDA to net cash provided by operating activities as shown in our Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Net income (loss)	$(412,534)	$(34,973)	$26,158	$(370,490)	$7,186	$42,025
Interest expense, net	136,474	137,496	117,088	92,757	95,342	92,870
Income taxes	(16,923)	(17,447)	18,926	6,351	7,447	27,509
Depreciation and amortization	102,807	89,331	83,334	102,807	89,331	83,334
Amortization of stock compensation	2,103	753	2,149	2,103	753	2,149
Minority interest expense	3,324	3,619	2,388	3,324	3,619	2,388
Loss on interest rate swap	21,219	11,885	—	—	—	—
Other (income) expense	(2,213)	—	—	(2,213)	—	—

EBITDA	(165,743)	190,664	250,043	(165,361)	203,678	250,275
Loss on early extinguishment of debt	—	12,917	—	—	—	—
Impairment, restructuring and other charges, net	384,929	15,126	—	384,929	15,126	—
Changes in assets and liabilities	39,592	77,708	(97,934)	19,533	81,023	(90,679)
Deferred income taxes	(10,728)	(11,689)	4,422	1,494	992	4,422
Interest expense, net	(136,474)	(137,496)	(117,088)	(92,757)	(95,342)	(92,870)
Income taxes	16,923	17,447	(18,926)	(6,351)	(7,447)	(27,509)

Net cash provided by operating activities	$128,499	$164,677	$20,517	$141,487	$198,030	$43,639

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Segment Information. The table below presents information about reported segments for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,658,484	$—	$2,426,155	$—	$—	$(1,859,935)	$2,224,704
Service revenues	592,890	367,062	60,530	58,991	—	—	1,079,473

Total revenues	2,251,374	367,062	2,486,685	58,991	—	(1,859,935)	3,304,177
Operating expenses	(2,178,154)	(279,063)	(2,391,050)	(64,118)	(137,069)	1,859,935	(3,189,519)
Impairment and restructuring charges	(380,018)	(150)	—	—	(4,761)	—	(384,929)

Income (loss) from operations	(306,798)	87,849	95,635	(5,127)	(141,830)	—	(270,271)
Add back:
Depreciation and amortization	—	37,916	4,332	374	60,185	—	102,807
Amortization of stock-based compensation	—	—	—	—	2,103	—	2,103

EBITDA	$(306,798)	$125,765	$99,967	$(4,753)	$(79,542)	$—	$(165,361)

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(382)	$—	$(382)

EBITDA	$(306,798)	$125,765	$99,967	$(4,753)	$(79,924)	$—	$(165,743)

	Year Ended December 31, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,541,186	$—	$2,200,178	$—	$—	$(1,771,258)	$1,970,106
Service revenues	547,000	349,900	82,583	51,189	—	—	1,030,672

Total revenues	2,088,186	349,900	2,282,761	51,189	—	(1,771,258)	3,000,778
Operating expenses	(2,008,528)	(262,190)	(2,191,828)	(51,982)	(128,788)	1,771,258	(2,872,058)
Impairment and restructuring charges	(1,552)	(4,235)	—	—	(9,339)	—	(15,126)

Income (loss) from operations	78,106	83,475	90,933	(793)	(138,127)	—	113,594
Add back:
Depreciation and amortization	—	39,131	5,196	542	44,462	—	89,331
Amortization of stock-based compensation	—	—	—	—	753	—	753

EBITDA	$78,106	$122,606	$96,129	$(251)	$(92,912)	$—	$203,678

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(97)	$—	$(97)
Loss on early extinguishment of debt	—	—	—	—	(12,917)	—	(12,917)

EBITDA	$78,106	$122,606	$96,129	$(251)	$(105,926)	$—	$190,664

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

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

Below is a discussion of EBITDA generated by our three primary operating segments. Please refer to “Results of Operations” for a discussion of our consolidated results presented in accordance with generally accepted accounting principles.

Medical Oncology Services. Medical Oncology Services EBITDA for the year ended December 31, 2008 decreased $384.9 million compared to the year ended December 31, 2007 primarily due to a $380.0 million non-cash impairment charge to goodwill in 2008 compared to a $1.6 million impairment charge in the prior year (see “Results of Operations – Impairment and Restructuring Charges”). The remaining $6 million decrease was due to reduced utilization of ESAs, increased drug costs and the impact of contractual amendments in 2007 partially offset by revenue growth due to the increase in physicians affiliated under comprehensive services agreements.

Medical Oncology Services EBITDA for the year ended December 31, 2007 decreased $46.4 million, or 37.2 percent, compared to the year ended December 31, 2006. The EBITDA decrease is primarily due to reduced utilization of ESAs and the management fee revisions discussed previously (see “Results of Operations – Revenue – Medical Oncology Services”), the elimination of payments by Medicare to oncologists for providing certain patient care information (the “Medicare Demonstration Project”) effective January 1, 2007 and financial support provided to two affiliated practices experiencing operational challenges. The impact on drug margin of reduced utilization of supportive care drugs was partially offset by lower drug costs resulting from the renegotiation of certain manufacturer discounts and rebates. In addition, the year ended December 31, 2007 included a $1.6 million impairment charge recorded in the medical oncology services segment.

Cancer Center Services. Cancer Center Services EBITDA for the year ended December 31, 2008 was $125.8 million, representing an increase of 2.6 percent over the year ended December 31, 2007. As discussed previously (see “Results of Operations – Revenue – Cancer Center Services”), the revenue increase reflects higher volumes, an increase in physicians affiliated under comprehensive service agreements, and continued migration toward advanced targeted radiation therapies. Partially offsetting the revenue growth and the impact of $4.2 million in impairment and restructuring charges in the prior year, were reduced management fees due to contractual amendments in 2007.

Cancer Center Services EBITDA for the year ended December 31, 2007 was $122.6 million, representing an increase of 5.7 percent over the year ended December 31, 2006. This increase reflects a 3.2 percent increase in radiation treatments and diagnostic radiology procedures over the same period in the prior year which were partially offset by reduced

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Medicare reimbursement for diagnostic radiology services effective January 1, 2007. EBITDA increased at a rate greater than treatment volumes as a result of expanding services in advanced targeted radiation therapies, such as image guided radiation therapy (“IGRT”) and brachytherapy administered by network physicians, which are reimbursed at higher rates than conventional radiation therapy. Partially offsetting the increase was $4.2 million in impairment and restructuring charges recorded during the year ended December 31, 2007 (see “Results of Operations – Impairment and Restructuring Charges”).

Pharmaceutical Services. Pharmaceutical services EBITDA was $100.0 million for the year ended December 31, 2008, an increase of $3.8 million, or 4.0 percent, over the year ended December 31, 2007. Pharmaceutical services EBITDA was $96.1 million for the year ended December 31, 2007, an increase of $12.4 million, or 14.8 percent, over the year ended December 31, 2006. The increase in both periods is consistent with the revenue increase driven by the increase in physicians affiliated through comprehensive service and oncology pharmaceutical services agreements which more than offset the impact of reduced ESA utilization.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to include the following:

•	Payments for acquisition of assets and additional consideration in connection with new practice affiliations under comprehensive service agreements;

•	Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers;

•

Funding of working capital, including advance purchases of pharmaceuticals when pricing opportunities are available or to obtain certain rebates and discounts under contracts with volume-based thresholds;

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed;

•	Debt service requirements on our outstanding indebtedness; and

•	Payments made for possible acquisitions to support strategic initiatives or capital investments in new businesses, such as Innovent.

For all of 2009, we anticipate spending $75 to $90 million for the development of cancer centers, purchases of clinical equipment, investments in information systems and other capital expenditures. While the Company has traditionally focused on disciplined use of its capital, we expect to reduce our historic levels of capital investment as a mechanism to preserve cash given the current instability in the credit and financial markets.

As of March 9, 2009, we had cash and cash equivalents of $69.7 million and $136.1 million available under our $160.0 million revolving credit facility (which had been reduced by outstanding letters of credit, totaling $23.9 million). Also, this amount is limited to approximately $130 million due to leverage ratio requirements under financial covenants as of December 31, 2008. In the event that cash on hand, combined with amounts available under the credit facility, are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. Recently, due to instability in the credit markets, a number of financial institutions have failed or announced plans to merge with other institutions. The credit markets have not yet stabilized and continued weakness in the financial sector creates the potential risk of additional failures and consolidation, which may negatively impact the ability of institutions that participate in our revolving credit facility to satisfy their financial commitments to us. During the three months ended September 30, 2008, all lenders that participate in our revolving credit facility funded their portion of a $20.0 million advance under the credit facility, as required under that facility. (The advance confirmed availability of the funds at that specific time of market instability and the revolver borrowing was repaid in October, 2008.) We continue to monitor the credit worthiness of financial institutions that participate in our credit facility and intend to periodically test the availability of funds through short-term advances under the facility. However, there is no assurance that all such lenders will fund future borrowing requests for amounts currently available under our revolving credit facility in accordance with the terms of the facility. In the event we require additional capital and are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to the Company on terms that the Company considers acceptable.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We expect to fund our current capital needs with (i) cash flow generated from operations, (ii) borrowings under the revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital expenditure plans could be adversely impacted by poor operating performance which would result in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

The Company and its subsidiaries, affiliates (subject to certain limitations imposed by existing indebtedness) or significant shareholders, in their sole discretion, may from time to time, purchase, redeem, exchange or retire any of the Company’s outstanding debt in open market purchases (privately negotiated or open market transactions) or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Indebtedness

We have a significant amount of indebtedness. On December 31, 2008, we had aggregate indebtedness of approximately $1,528.6 million of which $1,071.8 million, including current maturities of $10.7 million, represents obligations of US Oncology, Inc., and $456.8 million represents an obligation of Holdings.

As of December 31, 2008 and 2007, the Company’s long-term indebtedness consisted of the following (in thousands):

	December 31,
	2008	2007
US Oncology, Inc.
Senior Secured Credit Facility, due 2011	$436,666	$471,602
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	34,956	1,606
Mortgages and capital lease obligations	22,188	18,974

	1,071,810	1,070,182
Less current maturities	(10,677)	(38,613)

	$1,061,133	$1,031,569

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	456,751	425,000

	$1,517,884	$1,456,569

In August 2004, we entered into our senior secured credit facility and issued $575.0 million in unsecured notes.

At inception, the senior secured credit facility provided for senior secured financing of up to $560.0 million and was later increased to $660.0 million during the year ended December 31, 2006. The facility consists of a $160.0 million revolving credit facility and a $500.0 million term loan facility. The revolving credit facility includes a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. Borrowings under the revolving credit facility and the term loans bear interest, at the Company’s option, equal to either an alternate base rate or an adjusted London Interbank Offered Rate (“LIBOR”) for a one, two, three or six month interest period chosen by the Company (or a nine or 12 month period if all lenders agree to make an interest period of such duration available) in each case, plus an applicable

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

margin percentage. Swingline loans bear interest at the interest rate applicable to alternate base rate revolving loans. As of December 31, 2008, the alternate base rate is the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR is based upon offered rates in the London interbank market. Currently, the applicable margin percentage is a percentage per annum equal to (i) 1.75% for alternate base rate term loans, (ii) 2.75% for adjusted LIBOR term loans, (iii) 1.75% for alternate base rate revolving loans and (iv) 2.75% for adjusted LIBOR revolving loans. The applicable margin percentage under the revolving credit facility and term loan facility are subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the credit agreement). At December 31, 2008, no amounts had been borrowed under the revolving credit facility. At March 9, 2009, $136.1 million was available for borrowing as the availability had been reduced by outstanding letters of credit amounting to $23.9 million. Also, this amount is limited to approximately $130 million due to leverage ratio requirements under financial covenants as of December 31, 2008. The term loan facility matures on August 20, 2011 with four quarterly installments of approximately $110 million each beginning on September 30, 2010. The amount outstanding under the term loan was $436.7 million as of December 31, 2008. No additional amounts may be borrowed under the term loan facility.

The unsecured notes consist of $300.0 million in 9% senior notes due 2012 and $275.0 million in 10.75% senior subordinated notes due 2014. The sale of the unsecured notes was exempt from registration under the Securities Act. The initial purchasers subsequently resold their notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. The notes were subsequently exchanged for substantially identical notes in an exchange offer registered with the Securities and Exchange Commission.

The revolving credit facility, the term loans and the unsecured notes contain affirmative and negative covenants including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness, prohibitions on the payment of dividends and other customary restrictions. Events of default under the revolving credit facility, the term loans and the unsecured notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as security under the revolving credit facility and the term loans.

Holdings Notes

During the quarter ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread is 4.50% and will increase by 0.50% on March 15, 2009 and increase by another 0.50% on March 15, 2010. A portion of the impact of the spread increases has been recognized in interest expense as they are amortized over the term of the Notes. The Notes mature on March 15, 2012. The indenture required that the initial interest payment of $21.2 million due September 15, 2007 be made in cash, which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. We elected to settle the interest payment due March 15, 2008 entirely by increasing the principal amount of the outstanding notes and, on that date, increased the outstanding principal amount by $22.8 million, of which $13.2 million related to the period from September 15, 2007 to December 31, 2007 and $9.6 million related to the period from January 1, 2008 to March 15, 2008, as settlement for interest due. The Company elected to pay interest due on September 15, 2008, 50% in cash and 50% in kind. To settle this payment, the Company paid $8.1 million in cash and issued an additional $8.9 million in notes. For the interest payment due March 15, 2009, the Company elected to settle the interest payment due entirely by increasing the principal amount of outstanding notes, and expects to issue $18.9 million on that date.

US Oncology’s senior notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. During 2008, US Oncology paid dividends of $13.0 million to Holdings to finance the semi-annual interest payment of $8.1 million and the interest rate swap obligation of $4.9 million due September 15, 2008. As of December 31, 2008, US Oncology has the ability to make approximately $29.7

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology, excluding certain non-cash charges such as the $380.0 million goodwill impairment during 2008. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its Senior Unsecured Floating Rate PIK Toggle Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that payments due on the interest rate swap will increase, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, cash payments no longer remain probable. Based on projected LIBOR interest rates as of December 31, 2008, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2009. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made on terms that are acceptable to the Company.

As previously discussed, amounts available under the restricted payments provision of our senior subordinated note agreements amounted to $29.7 million as of December 31, 2008. We expect to issue $18.9 million in notes to settle the interest due in March, 2009. In addition, we are required to pay $4.0 million to settle the obligation under our interest rate swap agreement for the interest period ending March 15, 2009. As noted above, the Company no longer believes payment of cash interest on the Holdings Notes remains probable due to the current and anticipated cash payments that may be necessary to satisfy its obligations under the interest rate swap agreement.

Financial Covenants

The senior secured credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. The reduced usage of ESAs by oncologists as a result of product safety risks and coverage restrictions adversely impacted our revenues, net income, cash flow and EBITDA. See “Reimbursement Matters – Pharmaceutical Reimbursement” for more detail. On November 30, 2007, we amended our senior secured credit facility to increase the maximum leverage and decrease the minimum interest coverage ratios required under the facility. The amended terms provided flexibility as the Company responded to the adverse impact of reduced ESA reimbursement. In addition, the amendment increased our ability to invest in future growth by increasing capital available for physician affiliations and other investments, as well as making other revisions necessary to support expansion into additional service offerings. In connection with the amendment, the LIBOR spread on outstanding borrowings increased from 225 basis points to 275 basis points and consenting lenders were paid an amendment fee of 25 basis points. The aggregate amendment fee paid was approximately $1.5 million and was capitalized as a debt issuance cost which is amortized over the remaining term of the senior secured facility.

At December 31, 2008, the terms of the senior secured credit facility required that we maintain a minimum interest coverage ratio of 1.95:1 and maximum leverage ratio of 5.60:1. As of December 31, 2008, the minimum interest coverage ratio and maximum leverage ratio, as calculated under the terms of the senior secured credit facility, were 2.46:1 and 5.01:1, respectively. The ratios become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. Based on our current capital structure and the adjustments to covenant levels in the senior secured credit facility, we believe that we must maintain a minimum EBITDA of approximately $205 million to remain in compliance with these covenants as of December 31, 2009. In addition, while the Company may have capacity under its revolving credit facility, it may not be able to access the full amount available under the facility and remain in compliance with the maximum leverage covenant of the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

facility. As of December 31, 2008, the Company had the ability to access up to approximately $130 million from the facility before exceeding the maximum leverage ratio covenant for that date. Borrowings under the Company’s senior secured credit facility bear interest at a variable rate based, at the Company’s option, on either LIBOR or an alternate base rate. The alternate base rate is the greater of the prime rate or the overnight federal funds rate plus 50 basis points. A sustained increase in market interest rates on which the Company’s senior secured credit facility bears interest would negatively impact our ability to maintain compliance with the interest coverage covenant.

In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. In March 2005, we amended our senior secured credit facility to permit the issuance of the Holdings Notes and to use the proceeds to pay a dividend to the stockholders of Holdings. In December 2006, we amended our senior secured credit facility to permit a private offering and to use the proceeds along with cash on hand for payment of a dividend. In March 2007, we amended the facility to permit the refinancing of the $250 million Holdings notes with proceeds from the $425 million senior floating rate PIK toggle notes (see below), and to use the remaining proceeds, after transaction costs, for payment of a dividend in March, 2007.

We are currently in compliance, and expect to remain in compliance through the end of December 31, 2009, with covenants under the revolving credit facility, term loans and unsecured notes. Our financing arrangements are described in more detail in Note 7 to our Consolidated Financial Statements included in this Annual Report.

Excess Cash Flow Sweep

The Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow.” Excess cash flow, as defined by the credit agreement, is approximately equal to operating cash flow, as presented in our statement of cash flows, less capital expenditures, consideration paid in affiliation transactions, principal repayments of indebtedness, restricted payments (primarily distributions from US Oncology, Inc. to US Oncology Holdings, Inc.) and cash paid for taxes. There was no payment required for the year ended December 31, 2008 under this provision. The payment required for the year ended December 31, 2007 under this provision was approximately $29.4 million, which was paid in April, 2008.

Scheduled Maturities

The following table summarizes scheduled maturities of indebtedness for the next five years (in thousands):

	2009	2010	2011	2012	2013	Thereafter
US Oncology payments due	$10,677	$229,521	$224,158	$308,308	$8,407	$290,739
Holdings payments due	—	—	—	456,751	—	—

Scheduled maturities during the years ended December 31, 2010 and December 31, 2011 relate primarily to amounts due on the $436.7 million outstanding under our senior secured credit facility. The term loan facility matures in four quarterly installments of approximately $110 million each beginning on September 30, 2010 and concluding on August 20, 2011. Additionally, maturities during the year ended December 31, 2012 include $300.0 million of 9% Senior Notes and $456.8 million of currently outstanding US Oncology Holdings, Inc. Floating Rate PIK Toggle Notes. As discussed below, the Company does not expect to service the Holdings Notes in cash and, accordingly, the outstanding balance that will mature on March 15, 2012 will likely be increased due to the issuance of additional notes to settle interest obligations. Assuming that the Company elects to settle all future interest payments in kind, and that LIBOR interest rates do not change significantly from current levels, the outstanding Holding Notes could increase to approximately $600 million at maturity. An increase in LIBOR rates of 1.00% would increase the amount due at maturity to approximately $620 million.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The maturities due in 2009 are expected to be settled through cash on hand and cash generated through operations. Based on our financial projections, however, the Company will not be able to satisfy the subsequent maturities through cash on hand and cash generated through operations. We anticipate that, while we may be able to internally generate sufficient cash to fund no more than approximately half of the balance due under the senior secured credit facility in 2010, we will need additional external capital to satisfy the remaining amounts owed under the senior secured credit facility in either 2010 or 2011. In addition, we will be dependent upon our ability to obtain external capital to satisfy the Senior Notes and Holdings Notes maturing in 2012. The Company intends to seek additional financing to satisfy its capital needs by accessing the public or private equity markets, refinancing these obligations through issuance of new indebtedness, modifying the terms of existing indebtedness or through a combination of these alternatives. There can be no assurance that additional financing, if available, will be made on terms acceptable to the Company.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations relating to our indebtedness, capital leases, noncancelable leases and outstanding purchase obligations at December 31, 2008. Our contractual obligations related to the indebtedness of US Oncology and US Oncology Holdings include both scheduled principal repayments and interest that will accrue on the outstanding principal balance. We have estimated interest obligations on variable rate indebtedness using the base rate in effect as of December 31, 2008, plus the spread paid over that base rate on the related indebtedness. In most circumstances, our variable rate indebtedness bears interest based upon a spread over the six month LIBOR which was 1.75% as of December 31, 2008.

Obligations	2009	2010	2011	2012	2013	Thereafter
	(dollars in thousands)
US Oncology debt and interest payments due	$88,171	$301,828	$287,404	$366,661	$39,176	$309,226
Holdings debt and interest payments due (1)	32,106	32,106	32,106	463,440	—	—
Holdings interest rate swap payments (2)	11,763	14,265	11,299	5,063	—	—
Capital lease payments due	399	566	322	330	339	2,587
Noncancelable operating leases	81,011	71,910	60,308	52,737	45,181	218,209
Reserve for uncertain tax positions	2,173	—	—	—	—	—

(1)

Interest payments on the Holdings Notes can be made in cash, in-kind or through a 50/50 combination thereof. Contractual obligations reflect interest expected to accrue during the specified period without regard to the elected method of interest payment. Interest associated with additional notes issued as a result of electing to pay interest in kind will be reflected in future periods once those notes have been issued. Interest on notes to be issued in March, 2009, as a result of our election to settle interest due March 15, 2009 in kind, has not been reflected in the table above as those notes were not outstanding as of December 31, 2008.

(2)

When projected six-month LIBOR rates are less than 4.97%, the Company will be in a liability position related to its interest rate swap instrument. Amounts included in the table represent the estimated payment due from the Company as of December 31, 2008, based on the difference between 4.97% and the projected six-month LIBOR rates on December 31, 2008. Amounts have not been discounted.

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

We are obligated to pay $4.5 million under pending construction contracts, which we would expect to pay during 2009, based on the progress of the construction projects. For further discussion of our commitments and contingencies, see Note 10 to our Consolidated Financial Statements included in this Annual Report.

Off-Balance Sheet Arrangements and Leases

We have no off-balance sheet arrangements, other than noncancelable operating lease commitments entered into in the normal course of business. We lease office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. As of December 31, 2008, total future minimum lease payments, including escalation provisions

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

and leases with parties affiliated with practices are reflected in the preceding table as noncancelable operating leases. We are a 50% partner in a joint venture which owns real property on which a new headquarters facility has been constructed, which has been leased to the Company. Our investment in the joint venture through December 31, 2008 was $6.4 million. Our obligations under the lease agreement are included in the amounts shown in the preceding table.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our financial position is subject to a variety of risks. We regularly assess these risks and have established policies and business practices, which may include the use of derivative instruments, such as interest rate swaps, to protect against the adverse effects of these and other potential exposures. We do not enter into derivative transactions for speculative purposes.

Interest Rates

We are subject to interest rate risk on our long-term fixed and variable-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us (i) to changes in market interest rates reflected in the fair value of the debt and (ii) to the risk that we may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates over the life of the instrument, exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily the London Interbank Offered Rate (“LIBOR”).

Our long-term fixed rate borrowings subject to interest rate risk consist of the following:

	As of December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.00% Senior Notes, due 2012	$300,000	$273,000	$300,000	$295,875
10.75% Senior Subordinated Notes, due 2014	275,000	224,125	275,000	271,563

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

Our variable-interest rate borrowings include $456.8 million floating rate PIK toggle notes issued by Holdings, $436.7 million term borrowings under our Senior Secured Credit Facility and, potentially, any future borrowings under our revolving credit facility. At December 31, 2008, we had no outstanding borrowings under our revolving credit facility. As discussed below, we have used an interest rate swap to manage our exposure to variable interest rates. Our variable interest rate exposure has been hedged, in part, by an interest rate swap agreement through March 15, 2012.

We use sensitivity analysis to determine the impact that market risk exposures may have on our variable interest rate borrowings. To perform this sensitivity analysis, we assess the impact of hypothetical changes in interest rates on variable interest rate instruments. A one percent increase or decrease in the market interest rates, with all other variables held constant, would result in a corresponding increase or decrease in our annual interest expense of approximately $4.4 million for borrowings under our Senior Secured Credit Facility. Additionally, a one percent increase or decrease would result in a corresponding increase or decrease in our annual interest expense associated with the Holdings Notes of $4.6 million. At the Company’s option, subject to restrictions in other indebtedness, the Company has the option to pay interest expense on the Holdings Notes in cash, through additional notes, or a 50% cash/50% additional notes combination. A portion of the exposure to variable interest rates on the Holdings Notes has been hedged through an interest rate swap agreement with a notional amount of $425.0 million that expires on March 15, 2012 (see “Interest Rate Swap” below).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The carrying value of current maturities of indebtedness of $10.7 million at December 31, 2008 and $38.6 million at December 31, 2007 approximates fair value.

Interest Rate Swap

We manage our debt portfolio to achieve an overall desired position of fixed and variable rates and may employ interest rate swaps to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments and the creditworthiness of the counterparty in such transactions. We engage in interest rate swap transactions only with commercial financial institutions we believe to be creditworthy. In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. Our interest rate swap counterparty is a subsidiary of Wachovia Corporation, which was recently acquired by Wells Fargo & Company. The circumstances of Wachovia Corporation have not impacted Wachovia Bank, NA’s credit rating and Wachovia Bank, NA remains highly rated (AA+ by Standard & Poor’s). Although we believe that our swap counterparty remains creditworthy, we cannot provide assurance that we are not at risk of counterparty default.

The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Holdings Notes. Based on our financial projections, which include the adverse impact of reduced ESA utilization, and due to limitations on the restricted payments that will be available to service the Notes, we no longer believe that payment of cash interest on the Holdings Notes remains probable. As a result of these circumstances, we discontinued cash flow hedge accounting for this interest rate swap during the year ended December 31, 2007.

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in income. Provided the hedged forecasted transactions are no longer probable of occurring, the amounts previously recorded in accumulated other comprehensive income related to the discontinued cash flow hedge are to be released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item or when those transactions become probable of not occurring. Recently, the financial markets have been increasingly unstable and stabilization efforts have created a low interest rate environment. While such an environment is generally favorable to the Company, as it reduces interest obligations associated with our $893.5 million of variable-rate indebtedness, it has also resulted in higher determined, and projected, settlements being due to our swap counterparty. The ability of Holdings to service its obligations in cash, inclusive of interest obligations on the Holdings Notes and payments due on the interest rate swap, is dependent upon the ability of US Oncology to make distributions to Holdings for such obligations. The ability of US Oncology to make distributions to Holdings is governed by the terms of its indebtedness which include a limitation on amounts available to make restricted payments to its parent company. As of December 31, 2008, amounts available under the restricted payments provision of our senior subordinated note agreements amounted to $29.7 million. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that payments due on the interest rate swap will increase, the Company believes that cash payments for interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes no longer remain probable. As a result, at December 31, 2008 all amounts previously recorded in accumulated other comprehensive income related to interest rate swap activity while that instrument was designated as a cash flow hedge (amounting to $0.8 million, net of tax) were reclassified to other income (expense) in the consolidated statement of income for US Oncology Holdings, Inc. Based on projected interest rates as of December 31, 2008, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2009.

As a result of discontinuing cash flow hedge accounting for the interest rate swap, the Company recorded an unrealized loss of $21.2 million during the year ended December 31, 2008. The Company’s consolidated balance sheet as of December 31, 2008 includes a liability of $30.5 million to reflect the fair market value of the interest rate swap as of that date (which is classified as $10.5 million as a current liability and $20.0 million as a noncurrent liability). In addition, we expect to pay $4.0 million to settle the obligation under our interest rate swap agreement for the six month period ending March 15, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, as well as the counterparty’s high credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes, an instrument with a similar credit profile and term as the interest rate swap, and the like term treasury spread (as an estimate of a risk free rate). As a result of evaluating the Company’s nonperformance risk, the estimated fair value of the interest rate swap was reduced by $10.8 million during the year ended December 31, 2008. An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $8.8 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. Because a portion of the Company’s indebtedness, approximately $468.4 million, remains exposed to changes in variable interest rates, movements that favorably impact the fair market value of the interest rate swap may increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

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

The Company does not believe the election to pay all or a portion on the interest due on the Holdings Notes in kind results in the instrument no longer being an economically effective hedge because the notional principal of Notes issued in kind for interest (that must be settled in cash at a future date) will increase or decrease based on market interest rates in the same manner as if cash had been paid for interest. Although this cash flow hedge is no longer applied to the interest rate swap, we believe the swap, economically, remains a hedge against the variability in a portion of interest payments of the Notes and the $436.7 million floating rate debt outstanding under US Oncology’s senior secured credit facility.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of US Oncology Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of US Oncology Holdings, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

PricewaterhouseCoopers LLP

Houston, Texas

March 6, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of US Oncology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of US Oncology, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

PricewaterhouseCoopers LLP

Houston, Texas

March 6, 2009

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$104,477	$149,257	$104,476	$149,256
Accounts receivable	364,336	341,860	364,336	341,860
Other receivables	25,707	97,401	25,707	97,401
Prepaid expenses and other current assets	26,182	26,544	20,682	22,801
Inventories	130,967	82,822	130,967	82,822
Deferred income taxes	9,749	7,428	4,373	4,260
Due from affiliates	75,884	71,021	66,428	60,295

Total current assets	737,302	776,333	716,969	758,695
Property and equipment, net	410,248	399,621	410,248	399,621
Service agreements, net	273,646	223,850	273,646	223,850
Goodwill	377,270	757,270	377,270	757,270
Other assets	72,434	79,299	64,720	69,214

	$1,870,900	$2,236,373	$1,842,853	$2,208,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$10,677	$38,613	$10,677	$38,613
Accounts payable	266,443	242,172	266,190	241,093
Due to affiliates	136,913	170,432	136,913	177,265
Accrued compensation cost	40,776	30,045	40,776	30,045
Accrued interest payable	26,266	24,949	26,266	24,949
Income taxes payable	—	—	2,727	6,735
Other accrued liabilities	45,341	37,763	34,804	37,763

Total current liabilities	526,416	543,974	518,353	556,463
Deferred revenue	6,894	8,380	6,894	8,380
Deferred income taxes	15,783	23,289	35,139	33,532
Long-term indebtedness	1,517,884	1,456,569	1,061,133	1,031,569
Other long-term liabilities	47,472	39,492	12,347	11,166

Total liabilities	2,114,449	2,071,704	1,633,866	1,641,110
Commitments and contingencies (Note 10)
Minority interests	13,572	13,217	13,572	13,217
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, respectively	329,322	308,174	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding	56,629	53,431	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 148,281,420 and 140,618,380 shares issued and outstanding, respectively	148	141	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	—	560,768	549,186
Accumulated other comprehensive income (loss), net of tax	—	(1,534)	—	—
Retained (deficit) earnings	(643,220)	(208,760)	(365,354)	5,136

Total stockholders’ (deficit) equity	(643,072)	(210,153)	195,415	554,323

	$1,870,900	$2,236,373	$1,842,853	$2,208,650

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Product revenue	$2,224,704	$1,970,106	$1,822,141	$2,224,704	$1,970,106	$1,822,141
Service revenue	1,079,473	1,030,672	989,242	1,079,473	1,030,672	989,242

Total revenue	3,304,177	3,000,778	2,811,383	3,304,177	3,000,778	2,811,383
Cost of products	2,163,943	1,925,547	1,753,638	2,163,943	1,925,547	1,753,638
Cost of services:
Operating compensation and benefits	523,939	479,177	458,006	523,939	479,177	458,006
Other operating costs	321,947	293,677	274,665	321,947	293,677	274,665
Depreciation and amortization	72,790	73,159	69,351	72,790	73,159	69,351

Total cost of services	918,676	846,013	802,022	918,676	846,013	802,022
Total cost of products and services	3,082,619	2,771,560	2,555,660	3,082,619	2,771,560	2,555,660
General and administrative expense	77,265	84,423	77,180	76,883	84,326	76,948
Impairment and restructuring charges	384,929	15,126	—	384,929	15,126	—
Depreciation and amortization	30,017	16,172	13,983	30,017	16,172	13,983

	3,574,830	2,887,281	2,646,823	3,574,448	2,887,184	2,646,591
Income (loss) from operations	(270,653)	113,497	164,560	(270,271)	113,594	164,792
Other income (expense):
Interest expense, net	(136,474)	(137,496)	(117,088)	(92,757)	(95,342)	(92,870)
Minority interests	(3,324)	(3,619)	(2,388)	(3,324)	(3,619)	(2,388)
Loss on early extinguishment of debt	—	(12,917)	—	—	—	—
Loss on interest rate swap	(21,219)	(11,885)
Other income (expense)	2,213	—	—	2,213	—	—

Income (loss) before income taxes	(429,457)	(52,420)	45,084	(364,139)	14,633	69,534
Income tax benefit (provision)	16,923	17,447	(18,926)	(6,351)	(7,447)	(27,509)

Net income (loss)	$(412,534)	$(34,973)	$26,158	$(370,490)	$7,186	$42,025

Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedge, net of tax	1,534	(2,485)	39	—	—	—

Comprehensive income (loss)	$(411,000)	$(37,458)	$26,197	$(370,490)	$7,186	$42,025

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balance at December 31, 2005	119,546	120	61,990	(3,536)	912	4,911	64,397
Private equity offering proceeds	21,650	22	98,644	—	—	—	98,666
Shares issued in affiliation transactions	70	—	321	—	—	—	321
Restricted stock award issuances	600	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1,146)	(1)	—	—	—	—	(1)
Share-based compensation	—	—	2,149	—	—	—	2,149
Elimination of unamortized deferred compensation	—	—	(3,536)	3,536	—	—	—
Exercise of options to purchase common stock	302	—	338	—	—	—	338
Dividend declared	—	—	(159,906)	—	—	(30,094)	(190,000)
Accretion of preferred stock dividends	—	—	—	—	—	(20,104)	(20,104)
Accumulated other comprehensive income for unrealized gain on interest rate swap, net of tax	—	—	—	—	39	—	39
Net income	—	—	—	—	—	26,158	26,158

Balance at December 31, 2006	141,022	141	—	—	951	(19,129)	(18,037)
Restricted stock award issuances	250	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1,129)	—	—	—	—	—	—
Share-based compensation	—	—	753	—	—	—	753
Exercise of options to purchase common stock	476	—	1,227	—	—	—	1,227
Dividends paid	—	—	—	—	—	(133,580)	(133,580)
Accretion of preferred stock dividends	—	—	(1,980)	—	—	(21,078)	(23,058)
Accumulated other comprehensive loss for unrealized loss on interest rate swap, net of tax	—	—	—	—	(2,485)	—	(2,485)
Net loss	—	—	—	—	—	(34,973)	(34,973)

Balance at December 31, 2007	140,619	$141	$—	$—	$(1,534)	$(208,760)	$(210,153)
Shares issued in affiliation transactions	193	—	300	—	—	—	300
Restricted stock award issuances	9,754	9	—	—	—	(9)	—
Forfeiture of restricted stock awards	(2,310)	(2)	—	—	—	—	(2)
Share-based compensation	—	—	2,103	—	—	—	2,103
Exercise of options to purchase common stock	25	—	25	—	—	—	25
Accretion of preferred stock dividends	—	—	(2,428)	—	—	(21,917)	(24,345)
Accumulated other comprehensive loss for unrealized loss on interest rate swap, net of tax	—	—	—	—	1,534	—	1,534
Net loss	—	—	—	—	—	(412,534)	(412,534)

Balance at December 31, 2008	148,281	$148	$—	$—	$—	$(643,220)	$(643,072)

The accompanying notes are an integral part of these statements.

US ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in thousands, except share information)

	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Deficit)	Total
Balance at December 31, 2005	100	1	583,778	(3,536)	20,006	600,249
Contribution of shares issued in affiliation transactions	—	—	321	—	—	321
Share-based compensation	—	—	2,149	—	—	2,149
Elimination of unamortized deferred compensation	—	—	(3,536)	3,536	—	—
Dividends declared	—	—	(2,031)	—	(38,578)	(40,609)
Dividends paid	—	—	(260)	—	(23,453)	(23,713)
Contribution of proceeds from exercises of options to purchase common stock	—	—	319	—	—	319
Net income	—	—	—	—	42,025	42,025

Balance at December 31, 2006	100	1	580,740	—	—	580,741
Share-based compensation	—	—	753	—	—	753
Contribution of proceeds from exercises of options to purchase common stock	—	—	535	—	—	535
Dividends paid	—	—	(32,842)	—	(2,050)	(34,892)
Net income	—	—	—	—	7,186	7,186

Balance at December 31, 2007	100	$1	$549,186	$—	$5,136	$554,323
Share-based compensation	—	—	2,103	—	—	2,103
Contribution of proceeds from exercises of options to purchase common stock	—	—	25	—	—	25
Non-cash capital contribution	—	—	22,458	—	—	22,458
Dividends paid	—	—	(13,004)	—		(13,004)
Net loss	—	—	—	—	(370,490)	(370,490)

Balance at December 31, 2008	100	$1	$560,768	$—	$(365,354)	$195,415

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(412,534)	$(34,973)	$26,158	$(370,490)	$7,186	$42,025
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	112,286	98,151	90,628	109,901	96,115	89,896
Deferred income taxes	(10,728)	(11,689)	4,422	1,494	992	4,422
Non-cash compensation	2,103	753	2,149	2,103	753	2,149
(Gain)/Loss on sale of assets	(2,213)	151	(196)	(2,213)	151	(196)
Minority interest expense	3,324	3,638	2,388	3,324	3,638	2,388
Loss on early extinguishment of debt, net	—	12,917	—	—	—	—
Impairment and restructuring charges	384,929	15,126	—	384,929	15,126	—
Equity earnings in joint venture	(1,929)	(1,576)	—	(1,929)	(1,576)	—
Loss on interest rate swap	22,372	11,885	—	—	—	—
Non-cash interest under PIK option	29,768	13,154	—	—	—	—
(Increase) Decrease in:
Accounts and other receivables	49,218	7,589	(42,073)	49,218	7,589	(42,073)
Prepaid expenses and other current assets	2,087	(4,906)	1,235	2,086	(4,553)	1,235
Inventories	(47,428)	(4,441)	(30,178)	(47,428)	(4,441)	(30,178)
Other assets	79	(5,669)	3,206	79	(5,406)	3,206
Increase (Decrease) in:
Accounts payable	31,059	47,427	(39,882)	31,885	46,813	(39,717)
Due from/to affiliates	(38,102)	17,655	14,713	(32,054)	29,519	13,949
Income taxes receivable/payable	(1,758)	(3,670)	(5,565)	3,562	(3,033)	3,021
Other accrued liabilities	5,966	3,155	(6,488)	7,020	9,157	(6,488)

Net cash provided by operating activities	128,499	164,677	20,517	141,487	198,030	43,639
Cash flows from investing activities:
Acquisition of property and equipment	(88,743)	(90,850)	(82,571)	(88,743)	(90,850)	(82,571)
Net payments in affiliation transactions	(52,467)	(134)	(3,630)	(52,467)	(134)	(3,630)
Net proceeds from sale of assets	5,347	750	9,261	5,347	750	9,261
Acquisition of business, net of cash acquired	—	—	(31,378)	—	—	(31,378)
Investments in unconsolidated subsidiaries	—	—	(2,450)	—	—	(2,450)
Distribution from minority interest	2,116	254	—	2,116	254	—
Investment in joint venture	(3,257)	(4,745)	—	(3,257)	(4,745)	—
Proceeds from contract separations	—	1,555	—	—	1,555	—

Net cash used in investing activities	(137,004)	(93,170)	(110,768)	(137,004)	(93,170)	(110,768)

(Continued on following page)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS-continued

(in thousands)

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Cash flows from financing activities:
Proceeds from Term Loan	—	—	100,000	—	—	100,000
Proceeds from Senior Floating Rate Notes	—	413,232	—	—	—	—
Proceeds from other indebtedness	4,000	1,323	4,522	4,000	1,323	4,522
Repayment of Term Loan	(34,937)	(7,487)	(1,000)	(34,937)	(7,487)	(1,000)
Repayment of advance from parent	—	—	—	—	(150,000)	—
Repayment of Senior Subordinated Notes	—	(256,766)	—	—	—	—
Repayment of other indebtedness	(2,171)	(2,761)	(5,051)	(2,171)	(2,761)	(5,051)
Debt financing costs	(159)	(1,575)	(714)	(143)	(1,554)	(714)
Net distributions to parent	—	—	—	(13,004)	(75,501)	(23,713)
Distributions to minority interests	(3,609)	(1,925)	(2,320)	(3,609)	(1,925)	(2,320)
Contributions from minority interests	576	—	1,015	576	—	1,015
Issuance of stock, net of offering costs	—	—	149,391	—	—	—
Advance from parent	—	—	—	—	—	150,000
Payment of dividends on preferred stock	—	(25,000)	—	—	—	—
Payment of dividends on common stock	—	(323,580)	—	—	—	—
Proceeds from exercise of stock options	25	521	338	—	—	—
Contributions of proceeds from exercise of stock options	—	—	—	25	535	319

Net cash provided by (used in) financing activities	(36,275)	(204,018)	246,181	(49,263)	(237,370)	223,058
Increase (decrease) in cash and cash equivalents	(44,780)	(132,511)	155,930	(44,780)	(132,510)	155,929
Cash and cash equivalents:
Beginning of year	149,257	281,768	125,838	149,256	281,766	125,837

End of year	$104,477	$149,257	$281,768	$104,476	$149,256	$281,766

Interest paid	$93,932	$129,493	$114,740	$85,784	$92,822	$90,250
Taxes paid (refunded)	(4,412)	3,053	20,029	(4,412)	3,053	20,029
Non-cash investing and financing transactions:
Notes issued in affiliation transactions	34,328	650	—	34,328	650	—
Notes issued for interest paid-in-kind	31,751	—	—	—	—	—
Accretion of dividends on preferred stock	24,345	23,058	20,104	—	—	—
Issuance of common stock in affiliation transactions	—	—	321	—	—	321
Non-cash capital contribution	—	—	—	22,458	—	—

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1—DESCRIPTION OF THE BUSINESS

The Company was formed in March, 2004, when a wholly owned subsidiary of US Oncology Holdings, Inc. (“Holdings”) agreed to merge with and into US Oncology, with US Oncology continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). On August 20, 2004, the Merger, valued at approximately $1.6 billion, was consummated. Currently, Holdings’ principal asset is 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings conducts all of its business through US Oncology and its subsidiaries which provide services to a network of affiliated practices, made up of 1,211 affiliated physicians in 456 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services the Company offers include:

•

Medical Oncology Services. Under its comprehensive service arrangements, the Company acts as the exclusive manager and administrator for non-medical business functions connected with its affiliated practices. As such, the Company is responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, information systems and capital allocation to facilitate growth in practice operations. The Company also purchases and manages specialty oncology pharmaceuticals for its affiliated practices (part of the $2 billion of pharmaceuticals mentioned below).

•

Cancer Center Services. For practices affiliated under comprehensive service arrangements, the Company develops and manages community-based cancer centers, that integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The Company operates 94 community-based radiation facilities, including 80 integrated cancer centers that include medical oncology and radiation oncology operations, and 14 radiation-only facilities. The Company also has installed and manages 37 Positron Emission Tomography (“PET”) systems including 26 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems. Additionally, the Company operates 62 CT systems and also provides the comprehensive management and financial services described above in connection with the cancer centers.

•

Pharmaceutical Services. The Company contracts with practices solely for the purchase and management of specialty oncology pharmaceuticals under the oncology pharmaceutical services (“OPS”) model, which does not encompass all of the Company’s other practice management services. During 2008, the Company was responsible for purchasing, delivering and managing over $2 billion of pharmaceuticals through a network of 45 licensed pharmacies, 154 pharmacists and 337 pharmacy technicians. OPS revenues are included in the pharmaceutical services segment. In addition to providing services to affiliated physicians, in this segment the Company capitalizes on the network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America.

•

Research/Other Services. The Company facilitates a broad range of cancer research and drug development activities through its network. It contracts with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. During 2008, the Company supervised 74 clinical trials, supported by a network of 657 participating physicians in 234 research locations and enrolled 3,447 new patients in research studies.

The Company provides these services through two business models. Under the comprehensive services model known as Comprehensive Service Agreements (“CSA”), the Company owns or leases all of the real and personal property used by its affiliated practices. In addition, the Company generally manages the non-medical business operations of its affiliated practices and facilitates communication with its affiliated physicians. Each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. The responsibilities of each board include strategic planning, decision-making and preparation of an annual budget for that practice. While both the Company and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. The Company is responsible for non-medical decisions, including facilities management and information systems management.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under most comprehensive service agreements, the Company is compensated under the earnings model. Under that model, the Company accounts for all expenses that it incurs in connection with managing a practice, including rent, pharmaceutical expenses, salaries and benefits of non-physician employees of the practices, and is paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the year ended December 31, 2008, 80.9% of revenue was derived from comprehensive service agreements related to practices managed under the earnings model. The Company’s other comprehensive service agreements are on a fixed management fee basis, as required in some states.

The Company’s services are increasingly being offered through targeted arrangements where a subset of the services offered through its comprehensive management agreements are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 15.8% of revenue during the year ended December 31, 2008 which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses under the oncology pharmaceutical services (“OPS”) model. A smaller portion of revenue from targeted arrangements was payment for billing, collection and reimbursement support service and payment for the other services we provide. Rates for services typically are based on the level of services desired by the practice.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has determined that none of its existing service agreements meet the requirements for consolidation under accounting principles generally accepted in the United States of America. Specifically, the Company does not have an equity ownership interest in any of the practices managed under any service agreement. Furthermore, the Company’s service agreements specifically do not give the Company “control” as described in EITF No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements” which would be required for the Company to consolidate the managed practices based upon such service agreements. The Company records minority interest associated with consolidated subsidiaries that are less than 100% owned.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current presentation. Such reclassifications did not materially affect the Company’s financial condition, net income or cash flows. In the December 31, 2007 balances, $22.9 million was reclassified from Other Receivables to Accounts Receivable on the Company’s consolidated balance sheet related to amounts due from manufacturers and sponsors for research studies.

Use of estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities.

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates. Among the factors that may be considered by management in these processes include: choosing a particular accounting principle from a range of accounting principles permitted by GAAP, expected rates of business and operational change, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in the selection of estimates which could be viewed as conservative or aggressive—based upon the quantity, quality and risks relating to the estimate, possible variability that might be expected in the actual outcome and the factors considered in developing the estimate. Because of inherent uncertainties in this process, actual future amounts will differ from those estimated amounts used in the preparation of the financial statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues

The Company derives revenue primarily in four areas:

•

GPO, data and other pharmaceutical service revenues. The Company receives fees from pharmaceutical companies for acting as a distributor, as a group purchasing organization (“GPO”) for its affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data the Company collects, compiles and analyzes, as well as fees for other services provided to pharmaceutical companies, including reimbursement support.

•

Clinical research revenues. The Company receives fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

•

Oncology pharmaceutical service revenues. Under the Company’s OPS agreements, the Company bills practices for services rendered. These revenues include payment for the pharmaceutical agents used by the practice for which the Company must pay the pharmaceutical manufacturers and a service fee for the pharmacy-related services provided by the Company.

•

Comprehensive service revenues. Under the comprehensive services agreement (“CSA”) model, the Company recognizes revenues equal to the reimbursement it receives for all expenses it incurs in connection with managing a practice plus an additional management fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments.

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

Clinical research revenues

Research revenue is derived from services provided to pharmaceutical companies and other trial sponsors and includes the initial activity to begin the research trial, patient enrollment and completion of the treatment cycle. Revenue is recognized as the Company performs its obligations related to such research. On occasion, the Company receives an upfront fee for administrative services necessary to perform the research trial. These amounts are deferred and recognized over the duration of the trial as services are rendered.

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

Comprehensive service revenues

For both product and service revenues under the CSA model, the Company recognizes revenue when the fees are earned and are deemed realizable based upon the contractual amount of such fees. Product revenues are recognized as drugs are dispensed by affiliated physician practices. Service fee revenues are recognized when the fees are deemed determinable and realizable, which is typically at the time these services are provided. Revenue is based upon established or negotiated rates, net of contractual adjustments, allowances for doubtful accounts and amounts to be retained by affiliated practices.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On a monthly basis, under the CSA model, fees are paid to the Company and adjustments are made to its fees to reconcile prior estimates to actual amounts. Adjustments are recognized as increases or reductions in revenue in the period they become known. Such reconciliation would also occur upon termination of a contract. Historically, the effect of these adjustments has not been material.

Under the CSA model, the revenue recognized includes specific reimbursements related to practice operations and an additional fee based upon practice performance. In recognizing revenue, the Company takes into consideration the priority of payments relating to amounts retained by practices. The Company does not recognize revenue to the extent funds are unavailable to pay such fees as a result of such priority of payments.

Approximately 80.9% of the Company’s 2008 revenue was derived from practices under earnings model service agreements. Under this model, the Company receives a service fee that includes an amount equal to the direct expenses associated with operating the practice plus an amount that is calculated based on the service agreement for each of the practices. The direct expenses include rent, depreciation, amortization, provision for uncollectible accounts, pharmaceutical expenses, medical supply expenses, interest, and salaries and benefits of non-physician employees who support the practices. The direct expenses do not include salaries and benefits of physicians. The non-expense reimbursement related portion of the service fee is a percentage, ranging from approximately 15% to 30%, of the earnings before income taxes of the affiliated practice subject to certain adjustments relating to practice efficiency in the deployment of capital and use of its pharmaceuticals distribution function. The earnings of an affiliated practice are determined by subtracting direct expenses from revenues.

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

In a minority of the Company’s comprehensive services arrangements, if the affiliated practice were to incur losses prior to the payment of any physician compensation during a quarter, the Company would be required to bear a portion of those losses up to the amount of the performance-based portion of the fee recognized in previous quarters during the year. This reduction would be reported as a reduction in fees from that practice in the quarter during which such losses were incurred. Historically, such reductions have not been material.

Product Revenues

Product revenues consist of sales of pharmaceuticals to practices in connection with the CSA and OPS models. Under all of its arrangements with affiliated practices, the Company furnishes the practice with pharmaceuticals and supplies. In certain cases, the Company takes legal title to the pharmaceuticals and resells them to practices. In other cases, title to the pharmaceuticals passes directly from the supplier to the practices under arrangements negotiated and managed by the Company pursuant to its service agreements with practices. The Company has analyzed its contracts with physician practices and suppliers of pharmaceutical products purchased pursuant to its arrangements with affiliated practices and determined that, in all cases, it acts as a principal within the meaning of EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” For this reason, the Company recognizes the gross amounts from pharmaceuticals as revenue because the Company (i) has separate contractual relationships with affiliated practices and with suppliers of pharmaceutical products under which it is the primary obligor, and has discretion to select those suppliers (ii) is physically responsible for managing, ordering and processing the pharmaceuticals until they are used by affiliated practices, (iii) bears the carrying cost and maintains the equipment, staff and facilities used to manage the inventory of pharmaceuticals, (iv) manages the overall pharmaceutical program, including management of admixture and implementation of programs to minimize waste, enhance charge capture, and otherwise increase the efficiency of the operations of affiliated practices, and (v) bears credit risk for the amounts due from affiliated practices.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Because the Company acts as principal, revenues are recognized as the cost of the pharmaceutical product (which is reimbursed to the Company pursuant to all of its contractual arrangements with physician practices) plus an additional amount. Under the OPS model, this additional amount is the actual amount charged to practices as such services are directly related to and not separable from the delivery of the products. Under the CSA model, the contracts do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects the Company’s estimate of the portion of its service fee that represents fair value of product sales. The portion of the service fee allocated to product revenue is based upon the terms upon which the Company offers pharmaceuticals under its OPS model. The Company provides the same services related to delivery and management of pharmaceutical products under its comprehensive service agreements as under its OPS model agreements. Accordingly, the Company believes this allocation is appropriate. Discounts and rebates are deducted from product revenues and costs.

Service Revenues

Under the Company’s CSA model, service fees are recognized and paid on a monthly basis pursuant to contractual terms. The Company’s fees are calculated based upon (i) reimbursement of costs incurred by the Company on the affiliated practice’s behalf in accordance with the contract terms plus (ii) an additional amount based on performance of the practice that is generally a percentage of earnings before income taxes and physician compensation of the practice for the month. Certain expenses and other allowances included in the calculation of fees are based upon estimates made by the Company. The Company may make certain changes in these estimates in subsequent periods to reflect subsequent events or circumstances. Historically, these changes in estimates have not been material. Upon termination of an agreement, fees recognized through the date of termination would not be refundable by the Company, other than as a result of such insignificant adjustments as of the date of termination.

Concentration of Revenue

Changes in payer reimbursement rates, particularly Medicare and Medicaid, or in affiliated practices’ payer mix could materially and adversely affect the Company’s revenues. Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the years ended December 31, 2008, 2007 and 2006, the affiliated practices derived approximately 38.2%, 37.8%, and 37.8%, respectively, of their net patient revenue from services provided under the Medicare program (of which 5.5%, 3.8%, and 3.0%, respectively, relates to Medicare managed care programs) and approximately 3.3%, 3.0%, and 3.1%, respectively of their net patient revenue from services provided under state Medicaid programs. During the years ended December 31, 2008, 2007 and 2006, capitation revenues were less than 1% of total net patient revenue. The Company has one additional commercial payer that represented more than 10% of net revenues in 2006. That payer represented 11% of net revenues in 2006, and less than 10% in 2008 and 2007.

On July 30, 2007, CMS issued a national coverage decision (“NCD”) establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with US Oncology. Because the NCD relates to specific clinical determinations in connection with administration of ESAs and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of the NCD is a complex process and continues to be closely monitored. The NCD has resulted in a significant decline in the use of ESAs by oncologists, including those affiliated with the Company. A significant decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments.

In addition, the Oncology Drug Advisory Committee of the FDA (“ODAC”) met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings, on July 30, 2008, FDA published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement, rather than prescribing, for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers.

FDA also mandated that a Risk Evaluation and Mitigation Strategy (“REMS”) with respect to ESAs be adopted. A REMS proposal by manufacturers was filed with the FDA in late August, 2008. The REMS will focus on future ESA prescribing and is projected to require additional patient consent/education requirements, medical guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for the manufacturers to

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

implement the new program is uncertain, however we believe it may be released during the first quarter of 2009. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to order and prescribe ESAs for their patients. It is not possible to estimate the impact of the REMS on the financial results of the Company as it relates to prescribing patterns, until the REMS is in effect (expected to be sometime in 2009). We believe a possible impact of the REMS could be further reductions in ESA utilization.

Operating income attributable to ESAs administered by our network of affiliated physicians was $32.1 million, $58.0 million and $49.2 million in 2008, 2007 and 2006, respectively. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers. As the NCD was effective July 30, 2007, the impact of reduced ESA utilization was not fully reflected in the results for the last half of 2007. In addition, there was a net increase in ESA pricing, the impact of which is included in the 2008 financial results.

The Company’s only service agreement that represents more than 10% of revenue is with Texas Oncology, P.A. (“Texas Oncology”). Texas Oncology accounted for approximately 25% of revenue for the years ended December 31, 2008, 2007 and 2006. Set forth below is selected, unaudited financial and statistical information for Texas Oncology (in thousands):

	Year ended December 31,
	2008	2007	2006
Net revenue	$1,021,430	$977,959	$924,131
Service fees paid to the Company:
Reimbursement of expenses	744,951	715,521	666,049
Earnings component	33,446	63,646	64,062

Net operating revenue	778,397	779,167	730,111

Amounts retained by Texas Oncology	$243,033	$198,792	$194,020

Physicians associated with Texas Oncology at end of period	299	277	257
Cancer centers utilized by Texas Oncology at end of period	37	38	38

The Company’s operating margin for the Texas Oncology service agreement was 5.2%, 8.2%, and 8.8% for the years ended December 31, 2008, 2007 and 2006. Operating margin is computed by dividing the earnings component of the service fee by the total service fee.

Cost of Products

Cost of products includes the cost of pharmaceuticals, personnel costs for pharmacy staff, shipping and handling fees and other related costs. Cost of products is net of rebates earned from pharmaceutical manufacturers and cash discounts, if any. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying rebate eligible drug purchases of affiliated practices by the estimated contractually agreed manufacturer rebate amount. Rebate estimates are revised to actual, with the difference recorded to cost of products, upon billing to the manufacturer, generally within 30 days subsequent to the end of the applicable quarter, based upon usage data. The effect of adjustments to estimates, resulting from the reconciliation of rebates recorded to actual amounts billed has not historically been material to the Company’s results of operations. Cash discounts for prompt payments to manufacturers are recognized as a reduction to cost of products when payment for the related pharmaceutical purchases are made. The cost of pharmaceutical drugs in inventory is reduced for estimated rebates.

Cost of Services

Cost of services consists principally of personnel costs, lease costs or depreciation for real estate and equipment used in providing the service and other operating costs.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Income (Expense)

Other income (expense) for the year ended December 31, 2008 includes a $1.4 million gain on the sale of an investment in a tissue banking company and $0.8 million gain on the sale of undeveloped property.

Cash and Cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

Accounts receivable

Reimbursements relating to healthcare accounts receivable, particularly governmental receivables, are complex, change frequently and could in the future adversely impact the Company’s ability to collect accounts receivable and the accuracy of its estimates.

To the extent the Company is legally permitted to do so, the Company purchases accounts receivable generated by treating patients from its CSA practices. The Company purchases these receivables at their estimated net realizable value, which in management’s judgment is the amount that it expects to collect, taking into account contractual agreements that reduce gross fees billed and allowances for accounts that may otherwise be uncollectible. For accounts receivable that the Company is not legally permitted to purchase (generally receivables from government payers), the Company lends an amount equal to the net realizable value of such receivables to the practice, secured by the applicable receivable and payable from proceeds of collecting such receivables. Whether receivables are purchased or funds are advanced in the form of a loan, such amounts appear on the balance sheet as accounts receivable. If the Company determines that accounts are uncollectible after purchasing them from a practice, its contracts require the practice to reimburse the Company for the additional uncollectible amount. Such reimbursement reduces the practice’s earnings for the applicable period. Because the Company’s management fees are partly based upon practice earnings, this adjustment would also reduce its service fees. Typically, the impact of adjustments such as these on the Company’s fees is not significant.

The Company maintains decentralized billing systems, which vary by individual practice. The Company evaluates the realizability of receivables and records appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than the Company’s estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers.

The Company’s accounts receivable are a function of net patient revenue of the affiliated practices rather than the Company’s revenue. Receivables from the Medicare and state Medicaid programs accounted for approximately 45.6% and 43.7% of the Company’s gross trade receivables for the year ended December 31, 2008 and 2007, respectively, and are considered to have minimal credit risk. No other payer accounted for more than 10.0% of accounts receivable for the years ended December 31, 2008 or 2007.

Accounts receivable also include amounts due from practices affiliated under the OPS model which relate primarily to their purchases of pharmaceuticals. Unlike practices affiliated through the CSA model, the Company does not maintain billing and collection systems for practices affiliated under the OPS model and its collection of receivables from OPS customers is subject to their willingness and ability to pay for products and services delivered by the Company. Payment terms for OPS customers vary, ranging from daily debit to 45 days from the date products and services are delivered. Where appropriate, the Company seeks to obtain personal guarantees from affiliated physicians to support the collectibility of these receivables. The Company provides an allowance for uncollectible amounts based upon both an estimate for specifically-identified doubtful accounts and an estimate based on an evaluation of the aging of receivable balances.

Other receivables

Other receivables consist of amounts due from pharmaceutical manufacturers and other miscellaneous receivables. Rebates are accrued based upon internally monitored usage data and expectations of usage during the measurement period for which rebates are accrued. Rebate estimates accrued prior to invoicing manufacturers (which generally occurs 10-30 days after the end of the measurement period) are revised to reflect actual usage data for the measurement period invoiced. For certain agreements, the Company records market share rebates at the time it invoices the manufacturer, as information necessary to reliably assess whether such amounts will be earned is not available until that time. Billings are subject to review, and possible adjustment, by the manufacturer. Adjustments to estimates of rebates earned, based on manufacturers’ review of the billings, have not been material to the Company’s financial position or results of operations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2007, other receivables include amounts due from one manufacturer that represent nearly 90%, or $86.5 million, of the Company’s other receivables. Effective October 7, 2008, this manufacturer converted a substantial portion of rebates to discounts which impact cash flow upon invoicing from the manufacturer. At December 31, 2008, this manufacturer balance decreased by $74.6 million, from December 31, 2007, as a result.

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

Service agreements, net

Service agreements represent the consideration paid for the Company’s rights to manage practices. Consideration paid may include the assumption of certain liabilities, the estimated value of nonforfeitable commitments by the Company to issue common stock at specified future dates for no additional consideration, short-term and subordinated notes, cash payments and related transaction costs.

During the initial terms of the agreements, the affiliated practices have agreed to provide medical services on an exclusive basis only through facilities managed by the Company. The agreements are noncancelable except for performance defaults. The Company amortizes these costs on a straight-line basis over the lesser of the term of each agreement or 20 years.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Each service agreement provides for the formation of a policy board for each practice. The policy board meets periodically, approves those items having a significant impact on the affiliated practice and develops the practice’s strategic initiatives. Two significant items reviewed and approved by the policy board are the annual budget for the practice and the addition of facilities, services or physicians. Each service agreement provides a mechanism to adjust the Company’s service fee, if a change in law modifies the underlying financial arrangement between the Company and the affiliated practice.

Impairment of Property and Equipment and Service Agreements, net

Property and equipment that is intended to be held and used by the Company and service agreement intangible assets are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis and, if necessary, recognizes a loss for the difference between the carrying amount and the fair value of the asset. Impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis (see Note 6).

Goodwill

The Company tests for the impairment of goodwill on at least an annual basis. The Company’s goodwill impairment test involves a comparison of the fair value of each operating segment with its carrying amount. The Company considers its operating segments to which goodwill has been allocated, Medical Oncology Services, Cancer Center Services and Pharmaceutical Services, to be the reporting units subject to impairment review. With the assistance of a third party valuation firm, fair value is estimated using discounted cash flows and other market-related valuation models, including earnings multiples and comparable asset market values. If the fair value is less than the carrying value, goodwill is considered impaired (see Note 5).

Other assets

Other assets consist primarily of deferred debt financing costs, which are capitalized and amortized over the terms of the related debt agreements, investments in unconsolidated subsidiaries, an intangible asset relating to customer relationships, acquired as part of the AccessMed purchase in 2006, and a receivable from a former affiliated practice (see Notes 5 and 10).

Income taxes

US Oncology, Inc. and subsidiaries are included in the consolidated tax return of its parent, US Oncology Holdings, Inc., and accounts for income taxes based on the “separate return” method. This method provides that current and deferred taxes are accounted for as if US Oncology were a separate taxpayer. Any differences between the tax provision (or benefit) allocated to US Oncology under the separate return method and payments to be made to (or received from) Holdings for tax expense is treated as either dividends or capital contributions. As such, the amount by which US Oncology’s tax liability as stated under the separate return method exceeds the amount of tax liability ultimately settled due to utilizing incremental expenses of the parent, is periodically settled as a capital contribution from Holdings to US Oncology.

The Company reports its consolidated results of operations for federal and state income tax purposes. For operations subject to income taxes, the Company uses the liability method of accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when such differences reverse. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized (see Note 9—Income Taxes).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation

For all awards issued after January 1, 2006, compensation expense is recognized in the Company’s financial statements over the requisite service period, usually the vesting period, net of estimated forfeitures, based on the fair value as of the grant date. No compensation expense is recognized for options awarded prior to January 1, 2006, unless these awards are subsequently modified. The Company applies the Black-Scholes method to value option awards granted. Because the Company does not have publicly-traded equity, it has developed a volatility assumption to be used for option valuation based upon an index of publicly-traded peer companies.

Fair value of financial instruments

The Company’s receivables, payables, prepaids and accrued liabilities are current assets and obligations on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The fair value of indebtedness differs from its carrying value based on current market interest rate conditions as evidenced by market transactions (see Note 7). In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has partially applied, as permitted, the provisions of the statement to its disclosures related to assets and liabilities which are measured at fair value on a recurring basis (at least annually). As a result, SFAS No. 157 currently applies only to the Company’s interest rate swap liability (see Note 4).

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and all other non-owner changes in stockholders’ equity during a period including unrealized fair value adjustments on certain derivative instruments. For the years ended December 31, 2008, 2007 and 2006, the Company had recorded other comprehensive income, net of tax, for unrealized gains (losses) related to interest rate swaps designated as cash flow hedges, totaling $1.5 million, $(2.5) million and $39 thousand, respectively.

Recent Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement does not require new fair value measurements, however for some entities, the application of this Statement changed current practice. In developing this standard, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS No. 157 as allowed by the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities. Due to the Company’s election under FSP 157-2, the Company has applied the provisions of the statement to financial assets and liabilities which are measured at fair value on a recurring basis (at least annually), which for the Company is limited to its interest rate swap. Partial adoption of the standard did not have a material impact on the Company’s consolidated results of operations or financial condition (see Note 4). The provisions of SFAS No. 157 related to other non-financial assets and liabilities, specifically the Company’s management service agreements and goodwill assets and its fixed-rate long-term liabilities, was effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective beginning January 1, 2008. The Company did not apply the fair value election under SFAS No. 159 and, therefore, the statement did not have an impact on the Company’s consolidated financial statements.

In June, 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective beginning January 1, 2008 and was adopted prospectively by the Company as of January 1, 2008 with no material impact on the Company’s consolidated financial statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non-controlling interest in an acquiree and the resulting goodwill. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on the Company’s accounting for future business combinations once adopted, however the effect is dependent upon acquisitions which may occur in the future.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially-owned subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, rather than a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impact and disclosures required by this standard. As of December 31, 2008, minority interests were $13.6 million on the Company’s consolidated financial statements.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently in the process of evaluating the new disclosure requirements under SFAS 161 and does not expect it to have a material impact to the Company’s consolidated financial statements.

In April, 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. These disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is in the process of evaluating the impact of FSP 142-3 particularly as it relates to any future service agreements (see Note 5 regarding intangible assets currently held by the Company). The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. SFAS 162 was effective November 15, 2008, and was adopted without impact on the Company’s consolidated financial statements.

In October, 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This staff position became effective upon issuance, including prior periods for which financial statements have not been issued. The Company has adopted this FSP without material impact to the consolidated financial statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3—PROPERTY AND EQUIPMENT

As of December 31, 2008 and 2007, the Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Land	$38,084	$39,028
Buildings and leasehold improvements	234,102	223,649
Clinical equipment and furniture	386,803	322,168
Construction in progress	50,155	38,665

	709,144	623,510
Less accumulated depreciation and amortization	(298,896)	(223,889)

	$410,248	$399,621

Amounts recorded as construction in progress at December 31, 2008 and 2007 primarily relate to construction costs incurred in the development of cancer centers for the Company’s affiliated practices. Interest costs incurred during the construction of major capital additions, primarily cancer centers, is capitalized. Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $1.0 million, and $0.9 million, respectively.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $81.8 million, $74.1 million, and $68.5 million, respectively.

NOTE 4—FAIR VALUE MEASUREMENTS

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS No. 157 as allowed by the FASB-issued Staff Position No. 157-2 (“FSP 157-2”), which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities. Due to the Company’s election under FSP 157-2, the Company has applied the provisions of the statement to its disclosures related to financial assets and liabilities which are measured at fair value on a recurring basis (at least annually). As a result, SFAS No. 157 currently applies only to the Company’s interest rate swap liability.

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

Liabilities consist of the Company’s interest rate swap, only, which is valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, is classified as Level 2. Under the interest rate swap the Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interest settlement date on March 15, 2012. The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, as well as the counterparty’s credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes, an instrument with a similar credit profile and term as the interest rate swap, and the like term treasury spread (as an estimate of a risk free rate). As a result of evaluating the Company’s nonperformance risk, the estimated fair value of the interest rate swap was reduced by $10.8 million during the year ended December 31, 2008. An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $8.8 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. Because a portion of the Company’s indebtedness, approximately $468.4 million, remains exposed to changes in variable interest rates, movements that favorably impact the fair market value of the interest rate swap will increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands).

	Fair Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$—	$—	$—	$—
Liabilities
Other accrued liabilities	(10,537)	—	(10,537)	—
Other long-term liabilities	(19,999)	—	(19,999)	—

Total	$(30,536)	$—	$(30,536)	$—

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

The following table summarizes changes in the Company’s service agreement, customer relationship intangible assets and goodwill from December 31, 2005 to December 31, 2008 (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill (1)

Balance at December 31, 2005	$242,687	$—	$716,732
Acquisition of new business	—	4,990	27,451
Adjustment for new basis	—	—	13,687
Practice affiliations and other additions, net	11,740	—	—
Amortization expense	(14,327)	(250)	—

Balance at December 31, 2006	240,100	4,740	757,870
Practice affiliations and other additions, net	7,573	—	—
Impairment charges	(9,339)	—	—
Amortization expense and other	(14,484)	(498)	(600)

Balance at December 31, 2007	223,850	4,242	757,270
Practice affiliations and other additions, net	70,806	—	—
Impairment charges	—	—	(380,000)
Amortization expense and other	(21,010)	(499)	—

Balance at December 31, 2008	$273,646	$3,743	$377,270

Average of straight-line based amortization period in years as of December 31, 2008	14	10	n/a

(1)	Changes in goodwill noted in the table above impacted the Company's reporting segments as follows:

	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Total

December 31, 2005	$409,322	$177,898	$129,512	$716,732
New business acquisition	—	—	27,451	27,451
Adjustment for new basis	—	13,717	(30)	13,687

December 31, 2006	409,322	191,615	156,933	757,870
Other	(409)	(191)	—	(600)

December 31, 2007	408,913	191,424	156,933	757,270
Impairment charges	(380,000)	—	—	(380,000)

December 31, 2008	$28,913	$191,424	$156,933	$377,270

As of December 31, 2008, goodwill associated with the Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments was $28.9 million, $191.4 million and $157.0 million, respectively. The carrying values of goodwill and service agreements are subject to impairment tests on at least an annual basis and more frequently if events or circumstances arise that indicate the recorded value of goodwill may not be recoverable. The Company’s practice has been to perform its annual assessment of goodwill for each operating segment during the fourth quarter and to complete the assessment in connection with preparation of its year-end financial statements. The Company considers its operating segments to which goodwill has been allocated, Medical Oncology Services, Cancer Center Services and Pharmaceutical Services, to be the reporting units subject to impairment review. In connection with the preparation of the financial statements for the three months ended March 31, 2008, and as a result of the decline in the financial performance of the medical oncology services segment, the Company assessed the recoverability of goodwill related to that segment. Through strategic initiatives to broaden operations, the Company has become less dependent on its medical oncology segment as a source of earnings since goodwill was initially recorded in connection with the Merger in August 2004. During the year ended December 31, 2007, earnings in the medical oncology segment were negatively impacted by reduced coverage for ESAs as a result of revised product labeling issued by the FDA and coverage restrictions imposed by CMS. As a result of declining earnings, goodwill was tested for impairment during both the three months ended September 30, 2007 and December 31, 2007 and no impairment was identified. During the three months ended March 31, 2008, price increases from manufacturers of ESAs and additional safety concerns related to the use of ESAs continued to result in reduced utilization by affiliated physicians and adversely impact both current and projected operating results for the medical oncology services segment. As a result of these safety concerns, on March 13, 2008, the Oncology Drug Advisory Committee (“ODAC”) met to consider the use of these drugs in oncology and recommended further restrictions. These factors, along with a lower market valuation at March 31, 2008 resulting from unstable credit markets, led the Company to recognize a non-cash goodwill impairment charge

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in the amount of $380.0 million related to its medical oncology services segment during the three months ended March 31, 2008. The impairment charge is not expected to result in future cash expenditures. Further, the charge is a non-cash item that does not impact the financial covenants of US Oncology’s senior secured credit facility. There were no additional impairments identified through the end of December 31, 2008. However, future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges.

When an impairment is identified, an impairment charge is necessary to state the carrying value of goodwill at its implied fair value, based upon a hypothetical purchase price allocation assuming the segment was acquired for its estimated fair value. With the assistance of a third party valuation firm, the fair value of the medical oncology services segment was estimated by considering the segment’s recent and expected financial performance as well as a market analysis of transactions involving comparable entities for which public information is available. Determining the implied fair value of goodwill also requires the identification and valuation of intangible assets that have either increased in value or have been created through the Company’s initiatives and investments since the goodwill was initially recognized. In connection with assessing the impairment charge, the Company identified previously unrecognized intangible assets, as well as increases to the fair value of the recognized management service agreement intangible assets, which amounted to approximately $160 million in the aggregate. Value assigned to these intangible assets reduced the amount attributable to goodwill in a hypothetical purchase price allocation and, consequently, increased the impairment charge necessary to state goodwill at its implied fair value by a like amount. In accordance with GAAP, these increases in the fair value of other intangible assets have not been recorded in the Company’s consolidated balance sheet as of December 31, 2008.

During 2008, additions to service agreements of $70.8 million (consideration of $39.2 in cash, $34.3 million in notes and $0.3 million in equity less $3.0 million accrued in 2007) included affiliation transactions with 75 physicians under contracts with remaining terms between 10 and 20 years. During the year ended December 31, 2007, the Company impaired service agreement intangibles with a carrying value of $9.3 million (see Note 6 “Impairment and Restructuring Charges”). During April, 2006 the Company disaffiliated with a 35 physician net revenue model practice.

Accumulated amortization relating to service agreements was $52.6 million and $33.0 million at December 31, 2008 and 2007, respectively.

NOTE 6—IMPAIRMENT AND RESTRUCTURING CHARGES

During the years ended December 31, 2008 and 2007, the Company recognized impairment and restructuring charges of $384.9 million and $15.1 million, respectively. No impairment and restructuring charges were recognized during the year ended December 31, 2006.

The components of the 2008 and 2007 charges are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Goodwill	$380,000	$—
Severance costs	3,891	—
Services agreement, net	—	9,339
Property and equipment, net	—	4,974
Future lease obligations	950	792
Other	88	21

Total	$384,929	$15,126

During 2008, the Company recognized restructuring charges of $4.8 million related to employee severance and lease termination fees. Also during 2008, we recognized a $380.0 million impairment charge to goodwill in our medical oncology services segment (see Note 5).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The impairment and restructuring charges of $15.1 million recognized during the year ended December 31, 2007 relate to four markets in which the Company operates. During the three months ended March 31, 2007, we recognized impairment and restructuring charges amounting to $7.4 million. In the large majority of our markets, we believe our strategies of practice consolidation, expansion of services and process improvement continue to be effective. In a minority of our geographic markets, however, specific local factors have prevented effective implementation of our strategies, and practice performance has declined. Specifically, in two markets in which we have affiliated practices, these market-specific conditions resulted in recognizing impairment and restructuring charges.

In the first of these two markets (during the three months ended September 30, 2006), state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The Company appealed this determination, however, during the three months ended March 31, 2007, efforts had not advanced sufficiently, and, therefore, the resumption of radiation services or other means to recover the investment were not considered likely. Consequently, an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008 while the appeal is still pending. As a result, the practice resumed diagnostic services in September, 2008 and radiation services in February, 2009.

In the second market, financial performance deteriorated as a result of an excessive cost structure relative to practice revenue. During the three months ended March 31, 2007, the Company recorded impairment and restructuring charges of $5.8 million because, based on anticipated operating results, it did not expect that practice performance would be sufficient to recover the value of certain assets and the intangible asset associated with the management service agreement. Along with the affiliated practice, the Company has restructured the market to establish a base for future growth and to otherwise improve financial performance.

During the year ended December 31, 2007, we agreed to terminate comprehensive service agreements with two practices previously affiliated with us and to instead contract with them under our OPS model. We recognized impairment and restructuring charges of $7.7 million related to these practices, which relate primarily to a $5.0 million write-off of our service agreement intangible assets, where the comprehensive service agreement was terminated in connection with the conversions. Also included in the impairment charge is $2.5 million related to assets operated by the practices, which represents the excess of our carrying value over the acquisition price paid by the practices.

NOTE 7—INDEBTEDNESS

As of December 31, 2008 and 2007, the Company’s long-term indebtedness consisted of the following (in thousands):

	December 31,
	2008	2007
US Oncology, Inc.
Senior Secured Credit Facility	$436,666	$471,602
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	34,956	1,606
Mortgages and capital lease obligations	22,188	18,974

	1,071,810	1,070,182
Less current maturities	(10,677)	(38,613)

	$1,061,133	$1,031,569

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	456,751	425,000

	$1,517,884	$1,456,569

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scheduled maturities of indebtedness for the next five years are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter
US Oncology payments due	$10,677	$229,521	$224,158	$308,308	$8,407	$290,739
Holdings payments due	—	—	—	456,751	—	—

Summarized below are the principal terms of the agreements that govern the Company’s outstanding indebtedness.

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $660.0 million. The facility consists of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At December 31, 2008 and 2007, no amounts had been borrowed under the revolving credit facility. As of December 31, 2008, outstanding letters of credit amounting to $23.3 million reduced the balance available for borrowing to $136.7 million (further limited to approximately $130 million due to leverage ratio requirements under financial covenants as of December 31, 2008), and

•

a $500.0 million term loan facility with a final maturity date in August, 2011 (quarterly payments of approximately $110 million due beginning in September, 2010) which has been drawn in full. The amount outstanding under the term loan amounted to $436.7 million as of December 31, 2008. No additional amounts may be borrowed under the term loan facility without future amendment to the facility.

The interest rates applicable to loans, other than swingline loans, under the senior secured credit facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by the Company (or a nine or 12 month period if all lenders agree to make an interest period of such duration available) in each case, plus an applicable margin percentage. Based on the six-month LIBOR at December 31, 2008, borrowings under the revolving credit facility have an effective interest rate of 4.5%. Swingline loans bear interest at the interest rate applicable to alternate base rate revolving loans.

As of December 31, 2008, the alternate base rate is the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR is based upon offered rates in the London interbank market. Currently, the applicable margin percentage is a percentage per annum equal to (i) 1.75% for alternate base rate term loans, (ii) 2.75% for adjusted LIBOR term loans, (iii) 1.75% for alternate base rate revolving loans and (iv) 2.75% for adjusted LIBOR revolving loans. The applicable margin percentage under the revolving credit facility and term loan facility are subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the credit agreement). For the years ended December 31, 2008, 2007 and 2006 the average interest rate was 5.54%, 7.90% and 7.81%, respectively.

On the last business day of each calendar quarter the Company is required to pay each lender a commitment fee in respect of any unused commitment under the revolving credit facility. The commitment fee is currently 0.50% annually and is subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA.

The senior secured credit facility requires scheduled quarterly payments of $1.2 million on the term loan each until September 2010, with the balance at that time paid in four equal quarterly installments thereafter.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The senior secured credit facility requires mandatory prepayments of term loans, subject to certain exceptions, in amounts equal to:

•	100% of the net cash proceeds from asset sales, except, in certain cases, when proceeds are reinvested by the Company within a specified period,

•	50% of the net cash proceeds from the issuance of certain equity securities by Holdings or US Oncology,

•	100% of the net cash proceeds from the issuance of certain debt securities by Holdings or US Oncology, and

•	75% (subject to reduction based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA) of the Company’s annual excess cash flow as defined.

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

The senior secured credit facility contains the most restrictive covenants related to the Company’s indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. The Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined. A payment of $29.4 million under this provision was required based on cash flow for the year ended December 31, 2007, and was paid in April, 2008. No such payment was required for the years ended December 31, 2008 and 2006. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor.

On November 30, 2007, the Company amended its senior secured credit facility to increase the maximum leverage and decrease the minimum interest coverage ratios required under the facility. The amended terms provided flexibility as the Company responded to the adverse impact of reduced ESA reimbursement. In addition, the amendment increased the Company’s ability to invest in future growth by increasing capital available for practice affiliations and other investments, as well as making other revisions necessary to support expansion into additional service offerings. In connection with the amendment, the LIBOR spread on outstanding borrowings increased from 225 basis points to 275 basis points and consenting lenders were paid an amendment fee of 25 basis points. The aggregate amendment fee paid was approximately $1.5 million and was capitalized as debt issuance costs which is being amortized over the remaining term of the senior secured facility. At December 31, 2008, the minimum interest coverage ratio was 1.95:1 and the maximum leverage ratio was 5.60:1. The ratios become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1.

As of December 31, 2008, the Company is in compliance with all financial covenants related to the Senior Secured Credit Facility.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On and after August 15, 2008 and 2009, the Company is entitled at its option to redeem all or a portion of the senior notes and senior subordinated notes, respectively, at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the 12-month period ending on August 15 of the years set forth below:

	Redemption Price
Period	Senior Notes	Senior Subordinated Notes
2009	104.500%	—
2010	102.250%	105.375%
2011	100.000%	103.583%
2012	100.000%	101.792%
2013 & thereafter	100.000%	100.000%

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

9.625% Senior Subordinated Notes

US Oncology has senior subordinated notes with an original aggregate principal amount of $175.0 million maturing February 2012. Interest on these notes accrues at a fixed rate of 9.625% per annum payable semi-annually in arrears on each February 1 and August 1 to the holders of record of such notes as of each January 15 and July 15 prior to each such respective payment date.

In August 2004, US Oncology commenced a tender offer to acquire the outstanding 9.625% senior subordinated notes due 2012, obtain holder consents to eliminate substantially all of the restrictive covenants and make other amendments to the indenture governing such notes. The Company acquired $172.0 million in aggregate principal amount of the Company’s existing 9.625% senior subordinated notes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subordinated Notes

Subordinated notes were issued to certain physicians with whom the Company entered into service agreements. Substantially all of the subordinated notes outstanding at December 31, 2008 bear interest from 6% to 7%, are due in installments through 2014 and are subordinated to senior bank and certain other debt. During the year ended December 31, 2008, $34.3 million in subordinated notes were issued in affiliation transactions. If the Company fails to make payments under any of the notes, the respective practice can terminate its service agreement with the Company.

Mortgages and Capital Lease Obligations

In January, 2005, the Company incurred mortgage indebtedness of $13.1 million to finance the acquisition of real estate and construction of a cancer center. The mortgage debt bears interest at a fixed annual rate of 6.2% on $8.5 million of the initial balance and the remaining balance bears interest at variable rate equal to 30-day LIBOR plus 2.15%. The Company pays monthly installments of principal and interest and the mortgage matures in January, 2015. In December, 2006, the Company incurred an additional $4.5 million to finance the acquisition of real estate and construction of a cancer center. This mortgage debt bears interest at a fixed annual rate of 7.25% on $2.9 million of the initial balance and the remaining balance bears interest at variable rate equal to 30-day LIBOR plus 2.15%. The Company pays monthly installments of principal and interest and the mortgage matures in December 2016. In April, 2008, the Company incurred an additional $4.0 million to finance the acquisition of real estate and construction of a cancer center. This mortgage debt bears interest at a fixed annual rate of 6.25%. The Company pays monthly installments of principal and interest and the mortgage matures in May, 2018. As of December 31, 2008, the outstanding indebtedness on total mortgages was $19.6 million.

Leases for medical and office space, which meet the criteria for capitalization, are capitalized using effective interest rates between 8.0% and 12.0% with original lease terms up to 20 years. In March, 2006, the Company amended the lease agreements for two cancer centers operated through capital leases in a manner that resulted in the modified leases being classified as operating leases. Consequently, the remaining capital lease obligation of $11.0 million and the carrying value of the related capital assets of $10.7 million were retired, resulting in a $0.3 million gain that has been deferred and recognized as a reduction to rent expense over the remaining term of the leases. As of December 31, 2008 and 2007 capitalized lease obligations were approximately $2.6 million and $2.3 million and relate to cancer centers in which the Company is the sole tenant.

Holdings Senior Floating Rate Notes

US Oncology Holdings, Inc. issued $250 million Senior Floating Rate Notes, due 2015 (“the Holdings Notes”) in March, 2005. The Holdings Notes (refinanced in March, 2007) were senior unsecured obligations with interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the interest rate at 9.4% for a period of two years ended March 15, 2007.

In March, 2007 the Company completed a $425.0 million floating rate debt offering, the terms of which are described below. Proceeds from the Notes were used to repay the $250.0 million Floating Rate Notes and, after payment of transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders. Simultaneously with the financing, Holdings entered into an interest rate swap agreement effectively fixing the interest rate at 9.5% for a period of five years ending March 15, 2012. The Company recognized a $12.9 million extinguishment loss related to payment of a 2.0% call premium, interest expense during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

Holdings Senior Floating Rate PIK Toggle Notes

On March 13, 2007, Holdings issued $425.0 million aggregate principal amount of Senior Unsecured Floating Rate PIK Toggle Notes due 2012 (the “Notes”) in a private offering to institutional investors. In connection with the issuance of the Notes, Holdings entered into a Purchase Agreement providing for the initial sale of the Notes and a Registration Rights Agreement with respect to registration rights for the benefit of the holders of the Notes. As required under the Registration Rights Agreement, the exchange offer was completed within 240 days after issuance of the Notes.

Holdings may elect to pay interest on the Notes entirely in cash, by issuing additional Notes (“PIK interest”), or by paying 50% in cash and 50% by issuing additional Notes. Cash interest accrues on the Notes at a rate per annum equal to six-month LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

plus 0.75%. LIBOR is reset semiannually. The applicable spread is 4.50% and is scheduled to increase by 0.50% on March 15, 2009 and increase again by 0.50% on March 15, 2010. The Notes mature on March 15, 2012. Simultaneously with the financing, Holdings entered into an interest rate swap fixing the LIBOR base interest on the Notes at 4.97% throughout their term. The initial interest payment due September 15, 2007 was made in cash. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The Company elected to settle the interest payment due March 15, 2008 entirely by issuing additional notes which, on that date, increased the outstanding principal amount by $22.8 million as settlement for interest due, of which $13.2 million related to the period from September 15, 2007 to December 31, 2007 and $9.6 million related to the period from January 1, 2008 to March 15, 2008. The Company elected to pay interest due on September 15, 2008, 50% in cash and 50% in kind, which is an alternative available under the notes. To settle this payment, the Company paid $8.1 million in cash and issued an additional $8.9 million in notes. For the interest payment due March 15, 2009, the Company elected to settle the interest payment entirely by increasing the principal amount of the outstanding notes and expects to issue $18.9 million on that date.

Holdings may redeem all or any of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

Redemption period	Price
On or after September 15, 2008 and prior to September 15, 2009	102.0%
On or after September 15, 2009 and prior to September 15, 2010	101.0%
On or after September 15, 2010	100.0%

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. During the year ended December 31, 2007, US Oncology paid dividends of $34.9 million to Holdings to finance the semi-annual interest payment due March 15, 2007 on the $250.0 million senior floating rate notes, certain costs related to the issuance of the senior floating rate PIK toggle notes and the semi-annual interest payment due September 15, 2007 on the $425.0 million floating rate toggle notes. During 2008, US Oncology paid dividends of $13.0 million to Holdings to finance the semi-annual interest payment and the interest rate swap obligation due September 15, 2008. The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. The senior notes and senior subordinated notes also require that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest payments, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Based on the Company’s financial projections, which include the adverse impact of reduced ESA coverage, and due to recent financial market volatility, the Company intends to pay PIK interest as permitted under the terms of the Notes. In addition, unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash (see Note 8). As a result of the current and projected low interest rate environment, and the related expectation that payments due on the interest rate swap will increase, the Company believes that cash payments for interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes no longer remain probable. As of December 31, 2008, amounts available under the restricted payments provision of our senior subordinated note agreements amounted to $29.7 million. Based on projected interest rates as of December 31, 2008, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2009. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily receipt of equity proceeds and other capital contributions, and reduced principally by cumulative dividends paid to Holdings, among other transactions. Reductions in the Company’s net income, excluding certain non-cash charges such as the $380.0 million goodwill impairment during 2008, would reduce the amount of cash that is available to the Company for debt service and capital expenditures.

Among other provisions, the Notes contain certain covenants that limit the ability of Holdings and certain restricted subsidiaries, including US Oncology, to incur additional debt, pay dividends, redeem or repurchase capital stock, issue capital stock of restricted subsidiaries, make certain investments, enter into certain types of transactions with affiliates, engage in unrelated businesses, create liens securing the debt of Holdings and sell certain assets or merge with or into other companies.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair value of Notes

As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), and has estimated the fair value of its financial instruments in accordance with this framework. The fair value of the fixed rate long term indebtedness is estimated based on quoted market prices or prices quoted from third party financial institutions. The carrying amount and fair values of the long term indebtedness, including the current portion, are as follows:

	As of December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes, due 2012	$300,000	$273,000	$300,000	$295,875
10.75% Senior Subordinated Notes, due 2014	275,000	224,125	275,000	271,563
Holdings Senior Floating Rate PIK Toggle Notes, due 2012	456,751	262,632	425,000	352,750

Deferred Debt Financing Costs

The carrying value of deferred debt financing costs for US Oncology was $24.5 million and $31.4 million at December 31, 2008 and 2007, respectively. US Oncology recorded amortization expense related to debt financing costs of $7.1 million, $6.8 million, and $6.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The incremental carrying value of deferred debt financing costs for Holdings was $7.7 million and $10.0 million at December 31, 2008 and 2007, respectively. Holdings recorded amortization expense related to debt financing costs of $2.4 million, $2.0 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

Holdings has entered into derivative financial agreements for the purpose of hedging risks relating to the variability of cash flows caused by movements in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Holdings’ use of derivative financial instruments has historically been limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. Holdings does not hold or issue derivative financial instruments for speculative purposes.

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge is initially reported as a component of other comprehensive income (loss) in Holdings’ Consolidated Statement of Stockholders’ Equity. The gain or loss that does not effectively hedge the identified exposure, if any, is recognized currently in earnings. Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings.

When it is determined that a derivative has ceased to be a highly effective hedge or when a hedge is de-designated, hedge accounting is discontinued prospectively. When hedge accounting is discontinued for cash flow hedges, the derivative asset or liability remains on the consolidated balance sheet at its fair value, and gains and losses that were recorded as accumulated other comprehensive income are frozen and amortized to earnings as the hedged transaction affects income unless it becomes probable that the hedged transactions will not occur. If it becomes probable that a hedged transaction will not occur, amounts in accumulated other comprehensive income are reclassified to earnings when that determination is made.

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Notes. Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, the Company elected to pay interest in kind on the Notes for the semiannual period ending March 15, 2008. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the amount of restricted payments that will be available to service the Notes, the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

probable. As a result of these circumstances, the Company discontinued cash flow hedge accounting for this interest rate swap effective September 30, 2007. Subsequent to discontinuation of hedge accounting, the Company recognized all unrealized gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized an unrealized loss of $19.9 million and $11.9 million related to the interest rate swap as Other Expense in its Consolidated Statement of Operations for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2007, accumulated other comprehensive income included $1.5 million related to the interest rate swap which represents the activity while the instrument was designated as a cash flow hedge that is associated with future interest payments that cannot be considered probable of not occurring. For interest periods beginning March 15, 2008, and thereafter, cash interest payments on Notes with a principal amount of $225.0 million could not be considered probable of not occurring as of December 31, 2007. This amount was based upon the principal amount of Notes on which cash interest was expected to be paid, taking into consideration approximately $22.7 million incremental Notes issued for the semiannual interest payment due March 15, 2008. As a result of the current and projected low interest rate environment, and the related expectation that payments due on the interest rate swap will increase, the Company believes that cash payments for interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes no longer remain probable. As a result, at December 31, 2008 all amounts previously recorded in accumulated other comprehensive income related to interest rate swap activity while that instrument was designated as a cash flow hedge (amounting to $0.8 million, net of tax) were reclassified to Other Income (Expense), Net in the consolidated statement of income for US Oncology Holdings, Inc.

At December 31, 2006, Holdings was party to an interest rate swap agreement used to convert the $250.0 million floating rate notes issued by Holdings to a fixed interest rate of 9.4% through March 15, 2007. During the year ended December 31, 2006, Holdings recognized unrealized gains of $0.9 million for this cash flow hedge as Accumulated Other Comprehensive Income, net of tax in the Statements of Stockholders’ Equity. During the year ended December 31, 2006, $0.8 million was reclassified and recognized into earnings, net of tax, as interest expense on the hedged note was recognized. The interest rate swap qualified for the short-cut method of hedge accounting and, accordingly, no ineffectiveness was assumed or reflected in Holdings’ Consolidated Statement of Operations.

The following is a summary of the changes in the net loss included in accumulated other comprehensive income (loss) for Holdings (in thousands):

	Year Ended December 31,
	2008	2007
Balance, beginning of year	$(2,435)	$1,585
Net loss during the year	—	(2,004)
Amounts reclassified to earnings	2,435	(2,016)

Unrealized loss	—	(2,435)
Deferred income taxes on unrealized loss	—	901

Balance, end of year	$—	$(1,534)

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9—INCOME TAXES

The Company’s income tax provision consisted of the following (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Federal:
Current	$(7,328)	$(7,755)	$12,686	$2,635	$3,893	$21,228
Deferred	(10,530)	(11,177)	2,746	2,371	1,359	2,746
State:
Current	1,621	1,997	1,818	1,621	2,562	1,859
Deferred	(686)	(512)	1,676	(276)	(367)	1,676

Income tax provision (benefit)	$(16,923)	$(17,447)	$18,926	$6,351	$7,447	$27,509

The difference between the effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit(1)	(0.2)	(0.2)	4.4	(0.3)	4.0	2.9
Non-deductible expenses(2)	(30.9)	(2.0)	3.2	(36.4)	7.2	2.1
Reserve for uncertain tax positions	—	(1.3)	—	—	4.8	—
Other	—	1.8	(0.6)	—	(0.1)	(0.4)

Effective tax rate	3.9%	33.3%	42.0%	-1.7%	50.9%	39.6%

(1)

The Texas state margin tax became effective January 1, 2007. Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs which are deductible for income tax purposes of an entity may not be deductible for calculating the margin tax obligation.

(2)	Includes the impact of non-deductible portion of the goodwill impairment charge recorded during 2008.

Holdings effective tax rate was a benefit of 3.9% and 33.3% for the years ended December 31, 2008 and 2007, respectively, and a provision of 42.0% for the year ended December 31, 2006. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, increase the impact that non-deductible costs have on its effective tax rate.

US Oncology, Inc. and subsidiaries are included in the consolidated tax return of its parent, US Oncology Holdings, and accounts for income taxes based on the “separate return” method. This method provides that current and deferred taxes are accounted for as if US Oncology were a separate taxpayer. During the fourth quarter of 2008, Holdings contributed tax benefits associated with its taxable loss from the date of the Merger (August 20, 2004) through December 31, 2007 of $22.5 million to US Oncology. These tax benefits have been realized through the utilization of Holdings’ losses in the consolidated tax return of Holdings, which includes its wholly-owned subsidiary, US Oncology and subsidiaries. The forgiveness of this intercompany receivable by Holdings is shown as a contribution of realized tax benefits in US Oncology’s Consolidated Statement of Stockholder’s Equity for the year ended December 31, 2008. The year ended December 31, 2008 also reflects a $380.0 million goodwill impairment charge without a corresponding tax benefit. The year ended December 31, 2007 includes a loss on extinguishment of debt incurred by Holdings.

The effective tax rate for US Oncology, Inc. was a provision of 1.7% on the 2008 net loss and provisions of 50.9% and 39.6% for net income in 2007 and 2006, respectively. The 2008 provision is attributable to the impairment of goodwill in the medical oncology services segment, the majority of which is not deductible for tax purposes. Of the $380.0 million impairment charge $4.0 million is deductible through annual amortization for tax purposes. Consequently, there is no tax benefit associated with the majority of the goodwill impairment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes are comprised of the following (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	December 31,		December 31,
	2008	2007	2008	2007
Deferred tax assets:
Net operating loss	$15,808	$8,476	$1,269	$388
Unrealized loss on interest rate swap	11,443	5,327	—	—
Allowance for bad debts	4,946	3,838	4,946	3,838
Deferred revenue	1,511	1,441	1,511	1,441
Debt issue and loan costs	1,145	1,433	1,145	1,433
Accrued compensation costs	453	731	453	731
Accrued expenses	294	717	294	717
Stock options	206	121	206	121
Other	876	602	876	158
Deferred tax liabilities:
Service agreements and other intangibles	(33,870)	(28,377)	(33,870)	(28,377)
Depreciation	(6,005)	(7,844)	(6,005)	(7,844)
Prepaid expenses	(1,349)	(1,185)	(1,349)	(1,185)
Original issue discount	(1,249)	(448)	—	—
Restricted stock	(242)	(693)	(242)	(693)

Net deferred tax asset (liability)	$(6,033)	$(15,861)	$(30,766)	$(29,272)

At December 31, 2008 the Company’s deferred tax assets include a federal net operating loss carryforward (expiring in 2027-2028) of approximately $41.5 million. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will realize the benefits of its deferred tax assets. Accordingly, the Company has no valuation allowance recorded for federal deferred tax assets. A portion of the federal 2008 net operating losses will be applied to earlier tax periods and will generate $9.3 million in tax refunds. This receivable is recorded as a component of other current assets as of December 31, 2008.

Upon adoption of FIN 48, effective January 1, 2007, the Company had no adjustment for unrecognized income tax benefits. As of the effective date, January 1, 2007, and as of December 31, 2008, the Company had unrecognized tax benefits amounting to $2.5 million and $2.2 million, respectively. The Company expects the $2.2 million accrual for uncertain tax positions to settle within the next twelve months. A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1	$2,270	$2,478
Additions for tax positions relating to prior years	97	568
Additional interest	156	225
Reductions for tax positions relating to prior years	—	(96)
Settlements with tax authorities	(350)	(905)

Balance at December 31	$2,173	$2,270

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The tax years 2005, 2006 and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. US Oncology Holdings, Inc., and its subsidiaries, are currently under audit by the Internal Revenue Service for the period from January 1, 2004 through August 31, 2004.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, certain comprehensive cancer centers and certain equipment under noncancelable operating lease agreements. As of December 31, 2008, total future minimum lease payments, including escalation provisions are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter
Payments due	$81,011	71,910	60,308	52,737	45,181	218,209

Rental expense was $98.5 million, $89.1 million, and $79.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company enters into commitments with various construction companies and equipment suppliers primarily in connection with the development of cancer centers. As of December 31, 2008, the Company’s commitments amounted to approximately $4.5 million.

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

Guarantees

Beginning January 1, 1997, the Company guaranteed that the amounts retained by one of the Company’s affiliated practices will amount to a minimum of $5.2 million annually under the terms of the related service agreement, provided that certain targets are met. The Company has not been required to make any payments associated with this guarantee.

Litigation

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

During the fourth quarter of 2005, the Company received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about the Company and its business, generally in relation to its contracts and relationships with pharmaceutical manufacturers. The Company has cooperated fully with the DOJ in responding to the subpoena. All outstanding document requests from the DOJ were addressed in early 2008, and we continue to await further direction and feedback from the DOJ. At the present time, the DOJ has not made any allegation of wrongdoing on the part of the Company. However, the Company cannot provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, the Company has devoted significant resources to responding to the DOJ subpoena and anticipates that such resources may be required on an ongoing basis to fully respond to the subpoena.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Specifically, the Company is involved in litigation with a practice in Oklahoma that was affiliated with the Company until April, 2006. The Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that its service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that it is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April 2006. In March, 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. The Company expects these hearings to occur in late 2009 or 2010. Because of the need for further proceedings, the Company believes that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to the Company. In any event, as with any complex litigation, the Company anticipates that this dispute may take several years to resolve.

During the first quarter of 2006 (prior to the termination of the service agreement in April), the practice represented 4.6% of the Company’s consolidated revenue. In October, 2006, the Company sold, for cash, the property, plant and equipment to the practice for an amount that approximated its net book value at the time of sale. In connection with the purchase price allocation relating to the Merger in August, 2004, no value was assigned to goodwill or its management service agreement with this practice due to the ongoing dispute that existed at that time.

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At December 31, 2008, the total receivable owed to the Company of $22.4 million is reflected on its balance sheet as other assets. Currently, approximately $11.4 million are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.5 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. Based on financial information available to the Company, management currently expects that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded as other noncurrent assets at December 31, 2008. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. Realization, however, is subject to a successful conclusion to the litigation with the practice, and the Company cannot provide assurance as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. The Company expects to incur expenses in connection with its litigation with the practice.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company believes the allegations in suits against it are customary for the size and scope of its operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on the Company.

Antitrust Inquiry

The United States Federal Trade Commission (“FTC”) and a state Attorney General have informed one of the Company’s affiliated physician practices that they have opened an investigation to determine whether a recent transaction in which another group of physicians became employees of that affiliated group violated relevant state or federal antitrust laws. In addition, the FTC has informed the Company that it intends to request information regarding the Company’s role in that transaction. The affiliated practice is in the process of responding to a request for information on this matter. At present, the Company believes that the scope of the investigation is limited to a single transaction, but management cannot assure you that the scope will remain limited. Management believes that the Company and the affiliated physician practices comply with relevant antitrust laws. However, if this investigation were to result in a claim against the Company or its affiliated physician practice in which the FTC or attorney general prevails, the resulting judgment could have a material adverse financial and operational effect on the Company or that practice, including the possibility of monetary damages or fines, a requirement that the Company unwinds the transaction at issue or the imposition of restrictions on the Company’s future operations and development. In addition, addressing government investigations requires the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Furthermore, because of the size and scope of our network, there is a risk that the Company could be subjected to greater scrutiny by government regulators with regard to antitrust issues.

NOTE 11—COMPENSATION AND BENEFIT PROGRAMS

The Company maintains health, dental and life insurance plans for the benefit of eligible employees, including named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with the Company paying the remainder of the premiums. These benefits are offered on the same basis to all employees. The Company also maintains a 401(k) retirement plan that is available to all eligible employees. The Company currently matches elective employee-participant contributions on a basis of 100% of the employee’s contribution up to 3.0% of their compensation and 50% of the employee’s contribution of up to an additional 2.0% of their compensation. The Company’s contributions amounted to $4.7 million, $4.3 million, and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Life, accidental death, dismemberment and disability, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums are paid in full by the Company. Other voluntary benefits, such as vision insurance, supplemental life and specific coverage insurance supplements are also made available and paid for by the employee.

NOTE 12—STOCK INCENTIVE PLANS

The following disclosures relate to the Company’s stock incentive plans involving shares of Holdings common stock or options to purchase Holdings’ common stock. Activity related to Holding’s stock-based compensation is included in the financial statements of US Oncology as the participants in such plans are employees of US Oncology.

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Effective January 1, 2008, the Company amended the Equity Incentive Plan to (i) eliminate the distinction between shares available for grant under restricted common shares and those available for grant under stock options and (ii) increase the number of shares available for awards from 27,223,966 to 32,000,000. Also, on January 1, 2008, the Company awarded 7,882,000 shares of restricted stock to employees, a portion of which related to the cancellation of 2,606,250 employee stock options. The cancellation of options in exchange for restricted shares was accounted for as a modification of the original award. As a result, the unrecognized compensation expense associated with the original award continues to be recognized over the service period related to the original award. In addition, incremental compensation cost equal to the excess of the fair value of the new award over the fair value of the original award as of the date the new award was granted, is recognized over the service period related to the new award. Depending on the individual grants, awards vest either at the grant date or over defined service periods. At December 31, 2008,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2,696,750 shares were available for future awards of restricted stock or stock options. A committee of not less than two persons appointed by the Board of Directors of Holdings administers the Equity Incentive Plan. If no such committee is appointed, the Board of Directors serves as the administrator and has all authority and obligations under the Equity Incentive Plan. The administrator has the sole discretion to grant restricted stock and options to employees and to determine the terms of awards granted under the plan. Incentive and non-qualified stock options, however, are not transferable other than by will or the laws of descent and distribution and are not issued at an exercise price less than the fair market value of the underlying shares.

Based on the individual vesting criteria for each award, the Company recorded total amortization expense of approximately $2.1 million, $0.8 million, and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to restricted stock and stock option awards made under the Equity Incentive Plan. Shares of common stock related to expired or terminated options may again be subject to an option or award under the Equity Incentive Plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code.

Restricted Stock

Holdings granted 9,754,500 (which includes the January 1, 2008 awards discussed above), 250,000 and 600,000 shares of common stock as restricted stock awards during the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate fair value at the time of grant of the restricted stock awards issued during each of the three years ended December 31, 2008 was approximately $13.1 million, $0.7 million, and $0.9 million, respectively. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds. During 2008, 2007 and 2006, 2,310,000, 1,129,000 and 1,146,000 restricted shares were forfeited by holders and previously recognized expense of $0.5 million was reversed in 2008 and $0.3 million related to the forfeited shares was reversed in both 2007 and 2006.

The following summarizes 2008 activity for restricted shares awarded under the Equity Incentive Plan:

Restricted Shares
Restricted shares outstanding, December 31, 2005	3,398,467
Granted	600
Vested	(3,557)
Forfeited	(1,146)

Restricted shares outstanding, December 31, 2006	3,394,364
Granted	250
Vested	(6,485)
Forfeited	(1,129)

Restricted shares outstanding, December 31, 2007	3,387,000
Granted	9,754,500
Vested	(1,317,000)
Forfeited	(2,310,000)

Restricted shares outstanding, December 31, 2008	9,514,500

Compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2008, is estimated to be as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter
Compensation expense	$2.1	$2.0	$1.9	$1.8	$—	$—

Stock Options

For the years ended December 31, 2008, 2007 and 2006 the Company granted 105,000, 785,500 and 1,201,000 options, respectively. The stock options are granted based on the fair value of common stock as of the date of grant (as determined with the assistance of an independent valuation), vest over 5 years (or upon specified performance objectives) and have an option term not to exceed 10 years. As of December 31, 2008, 588,750 options are outstanding (net of forfeitures).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the activity for the Equity Incentive Plan (shares in thousands):

	Shares Represented by Options	Weighted Average Exercise Price
Balance, December 31, 2005	2,800,500	$1.13
Granted	1,201,000	1.45
Exercised	(218,750)	1.03
Forfeited	(201,250)	1.00

Balance, December 31, 2006	3,581,500	$1.25
Granted	785,500	2.48
Exercised	(472,500)	1.10
Forfeited	(555,500)	1.45

Balance, December 31, 2007	3,339,000	$1.53
Granted	105,000	0.67
Exercised	(25,000)	1.00
Cancelled	(2,606,250)	1.55
Forfeited	(224,000)	1.14

Balance, December 31, 2008	588,750	$1.44

The following table summarizes information about the Company’s stock options outstanding under the Equity Incentive Plan at December 31, 2008 (in thousands):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/08	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable at 12/31/08	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
$0.23 to $2.72	588,750	7.4 years	$1.44	$(612)	251,150	$1.30	6.3 years	$(326)

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which became effective in October 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. Under this plan, each eligible director at the plan’s adoption and each eligible director who joined the board after adoption is automatically granted an option to purchase 5,000 shares of common stock at fair value. In addition, each such director is automatically granted an option to purchase 1,000 shares of common stock for each board committee on which such director served. Through December 31, 2008, options to purchase 169,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan with exercise prices ranging from $0.23 to $2.72. At December 31, 2008, 86,000 options to purchase Holdings common stock were outstanding and 331,000 options were available for future awards. The options vest six months after the date of grant. During the year ended December 31, 2008, there were no exercises of options issued under the Director Stock Option Plan.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Holdings 2004 Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). As of December 31, 2007, no amounts were available for payment under the 2004 Cash Incentive Plan. Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012, and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during 2008 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of December 31, 2008, $3.7 million was available for payment under the 2008 Cash Incentive Plan. Because payments of awards under the Plan are based upon occurrence of a specific event, obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event, as discussed above, occurs.

NOTE 13—STOCKHOLDERS’ EQUITY

Capital Stock of US Oncology Holdings, Inc.

The capital stock of Holdings consists of the following (shares and dollars in thousands):

		December 31, 2008		December 31, 2007
	Authorized Shares	Outstanding Shares	Carrying Value	Outstanding Shares	Carrying Value
Common Stock	300,000	148,281	$148	140,618	$141
Participating Preferred Stock Series A	15,000	13,939	329,322	13,939	308,174
Participating Preferred Stock Series A-1	2,000	1,948	56,629	1,948	53,431

Because no ready market exists for Holding’s equity securities, the outstanding common and preferred shares were recorded at their respective fair values, as determined with the assistance of an independent valuation firm on the date of issuance.

Common Stock

Holders of Holdings’ common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors, subject to the rights of holders of participating preferred stock to elect directors. Dividends cannot be paid on Holdings’ common stock without the consent of holders of a majority of Holdings’ participating preferred stock. Upon any liquidation, dissolution or winding up of Holdings, subject to the rights of the holders of Holdings’ participating preferred stock, holders of Holdings’ common stock will be entitled to share ratably in Holdings’ assets legally available for distribution to stockholders in such event. On December 21, 2006, Holdings declared a $190.0 million dividend of which $170.1 million was due to its common shareholders of record as of December 20, 2006, which was paid on January 3, 2007 (see “Series A-1 Participating Preferred Stock”). During the quarter ended March 31, 2007, Holdings declared and paid a dividend of $158.6 million to holders of its common stock.

As of December 31, 2008 and 2007, the outstanding shares of common stock include 27,989,000 and 20,545,000 shares, respectively, of common stock issued pursuant to restricted stock awards granted to members of Holdings’ management, which shares are subject to forfeiture until the satisfaction of vesting requirements. Excluding the shares which have met the vesting requirements, 9,514,500 and 3,387,000 restricted shares of common stock were outstanding as of December 31, 2008 and 2007, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series A Participating Preferred Stock

The following table presents activity related to the outstanding Series A participating preferred stock (shares and dollars in thousands):

	Shares Issued	Carrying Value	Unpaid Dividends	Unpaid Dividends Per Share
Balance at December 31, 2005	13,939	292,716	14,341
Accretion of cumulative 7% dividends	—	20,033	20,033

Balance at December 31, 2006	13,939	312,749	34,374	2.47
Accretion of cumulative 7% dividends	—	20,068	20,068
Dividend paid	—	(24,643)	(24,643)

Balance at December 31, 2007	13,939	308,174	29,799	2.14
Accretion of cumulative 7% dividends	—	21,148	21,148

Balance at December 31, 2008	13,939	$329,322	$50,947	3.65

Series A participating preferred stock is entitled to receive cumulative preferred dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly. Such dividends are not eligible to be paid in cash until a liquidation event, a qualified public offering, a change of control transaction or certain other events or actions, each as described below. During the years ended December 31, 2008, 2007 and 2006, accretion of this dividend was recorded in the amount of $21.1 million, $20.1 million, and $20.0 million, respectively, and is recorded as a component of the carrying value of preferred stock and as a reduction of retained earnings.

Dividends cannot be paid on the common stock without the consent of holders of a majority of the participating preferred stock. If a dividend is paid on the common stock, each share of participating preferred stock shall receive an amount equal to the amount payable with respect to such dividend on one (subject to adjustment) share of common stock. In connection with these participating rights, holders of Series A preferred stock received a dividend in the amount of $19.9 million during the year ended December 31, 2006 in connection with the $190.0 million dividend declared to Holdings’ shareholders. Special dividends may be paid to holders of participating preferred stock when and if declared by the Company’s board of directors out of funds legally available therefore.

Upon any liquidation, dissolution or winding-up of Holdings, each share of participating preferred stock shall be entitled to receive: (i) $18.97 plus the total amount of accrued dividends on such share (such amount being referred to as the “accreted value” per share), plus (ii) the amount payable in connection with such liquidation, dissolution or winding-up of Holdings with respect to one (subject to adjustment) share of common stock. At December 31, 2008, the liquidation preference was $22.63 per share. Consent of holders of a majority of the participating preferred stock will be required to pay such preferred liquidation amounts other than in cash. Thereafter, holders of participating preferred stock participate ratably with the holders of common stock in any distribution of the remaining assets of Holdings, or proceeds thereof, available for distribution to the stockholders of Holdings based on the number of shares of common stock then outstanding (assuming for such purposes that each share of participating preferred stock was converted into one (subject to adjustment) share of common stock immediately prior to such liquidation, dissolution or winding-up of Holdings even though such conversion does not actually occur). As of December 31, 2008, the total liquidation value of the participating Series A preferred stock was approximately $315.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Series A-1 Participating Preferred Stock

On December 22, 2006, Holdings consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering.

With the assistance of a third party valuation firm, the Company attributed proceeds of $99.3 million, or $4.59 per share, to the common shares issued and attributed proceeds of $50.7 million, or $26.04 per share, to the Series A-1 participating preferred shares issued. The value attributed to the Series A-1 participating preferred shares reflects their liquidation preference of $21.45 per share on the date of issuance plus the value of a participating right, which is substantially identical to a common share, of $4.59 per unit.

Upon any liquidation, dissolution or winding-up of Holdings, each share of Series A-1 participating preferred stock shall be entitled to receive: (i) $21.45 plus the total amount of accrued dividends on such share (such amount being referred to as the “accreted value” per share), plus (ii) the amount payable in connection with such liquidation, dissolution or winding-up of Holdings with respect to one (subject to adjustment) share of common stock. At December 31, 2008, the liquidation preference was $24.48 per share. As of December 31, 2008, the total liquidation value of the participating preferred stock was approximately $47.7 million.

The Series A-1 participating preferred shares bear terms, including dividend rights and liquidation preferences, substantially identical to those of the outstanding Series A participating preferred shares.

The following table presents activity related to the outstanding Series A-1 participating preferred stock (shares and dollars in thousands):

	Shares Issued	Carrying Value	Unpaid Dividends	Unpaid Dividends Per Share
Balance at December 31, 2005	—	$—	$—
Issuance in connection with private offering	1,948	50,725	—
Accretion of cumulative 7% dividends	—	72	72

Balance at December 31, 2006	1,948	50,797	72	0.04
Accretion of cumulative 7% dividends	—	2,990	2,990
Dividend paid	—	(356)	(356)

Balance at December 31, 2007	1,948	53,431	2,706	1.39
Accretion of cumulative 7% dividends	—	3,198	3,198

Balance at December 31, 2008	1,948	$56,629	$5,904	3.03

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capital Stock of US Oncology, Inc.

The capital stock of US Oncology, Inc. consists of 100 authorized, issued and outstanding common shares, with a par value of $0.01 per share, all of which are owned by US Oncology Holdings, Inc.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service the indebtedness of Holdings through payment of semi-annual dividends. US Oncology also provides funds for payment of general and administrative expenses incurred by Holdings to maintain its corporate existence and comply with the terms of the indenture governing its senior floating rate notes (the “Notes”). During the years ended December 31, 2008 and 2007, US Oncology paid Holdings dividends of $13.0 million and $34.9 million, respectively, to finance the semi-annual interest payments on its indebtedness and to support its corporate existence.

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

NOTE 14—SEGMENT FINANCIAL INFORMATION

The Company’s reportable segments are based on internal management reporting that disaggregates the business by service line. The Company’s reportable segments are medical oncology services, cancer center services, pharmaceutical services, and research/other services (primarily consisting of cancer research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its medical oncology and cancer center services segments. In addition to managing their non-clinical operations, the medical oncology segment provides oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The pharmaceutical services segment distributes oncology pharmaceuticals to affiliated practices, including practices affiliated under the OPS model, and provides informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials.

Balance sheet information by reportable segment is not reported since the Company does not prepare such information internally.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reported segments for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands):

	Year Ended December 31, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,658,484	$—	$2,426,155	$—	$—	$(1,859,935)	$2,224,704
Service revenues	592,890	367,062	60,530	58,991	—	—	1,079,473

Total revenues	2,251,374	367,062	2,486,685	58,991	—	(1,859,935)	3,304,177
Operating expenses	(2,178,154)	(241,147)	(2,386,718)	(63,744)	(76,884)	1,859,935	(3,086,712)
Impairment and restructuring charges	(380,018)	(150)	—	—	(4,761)	—	(384,929)
Depreciation and amortization	—	(37,916)	(4,332)	(374)	(60,185)	—	(102,807)

Income (loss) from operations	$(306,798)	$87,849	$95,635	$(5,127)	$(141,830)	$—	$(270,271)

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(382)	$—	$(382)

Income (loss) from operations	$(306,798)	$87,849	$95,635	$(5,127)	$(142,212)	$—	$(270,653)

Goodwill (2)	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Year Ended December 31, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,541,186	$—	$2,200,178	$—	$—	$(1,771,258)	$1,970,106
Service revenues	547,000	349,900	82,583	51,189	—	—	1,030,672

Total revenues	2,088,186	349,900	2,282,761	51,189	—	(1,771,258)	3,000,778
Operating expenses	(2,008,528)	(223,059)	(2,186,632)	(51,440)	(84,326)	1,771,258	(2,782,727)
Impairment and restructuring charges	(1,552)	(4,235)	—	—	(9,339)	—	(15,126)
Depreciation and amortization	—	(39,131)	(5,196)	(542)	(44,462)	—	(89,331)

Income (loss) from operations	$78,106	$83,475	$90,933	$(793)	$(138,127)	$—	$113,594

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(97)	$—	$(97)

Income (loss) from operations	$78,106	$83,475	$90,933	$(793)	$(138,224)	$—	$113,497

Goodwill	$408,913	$191,424	$156,933	$—	$—	$—	$757,270

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2006
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,518,975	$—	$1,945,018	$—	$—	$(1,641,852)	$1,822,141
Service revenues	561,459	323,917	50,646	53,220	—	—	989,242

Total revenues	2,080,434	323,917	1,995,664	53,220	—	(1,641,852)	2,811,383
Operating expenses	(1,955,969)	(207,940)	(1,911,946)	(52,306)	(76,948)	1,641,852	(2,563,257)
Depreciation and amortization	—	(38,423)	(3,960)	(871)	(40,080)	—	(83,334)

Income (loss) from operations	$124,465	$77,554	$79,758	$43	$(117,028)	$—	$164,792

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(232)	$—	$(232)

Income (loss) from operations	$124,465	$77,554	$79,758	$43	$(117,260)	$—	$164,560

Goodwill (3)	$409,322	$191,615	$156,933	$—	$—	$—	$757,870

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceuticals services segment) to the Company’s practices affiliated under comprehensive service agreements (medical oncology segment).

(2)	During the year ended December 31, 2008, the Company recognized a $380.0 million impairment charge to goodwill in the medical oncology services segment.

(3)

Goodwill in the amount of $27.5 million recorded as a result of the purchase price allocation for AccessMed acquisition in July, 2006 has been assigned to the pharmaceutical services segment based upon the nature of services and organizational integration of the acquired company.

NOTE 15—RELATED PARTY TRANSACTIONS

The Company receives a contractual service fee for providing services to its CSA practices. The Company also advances to its affiliated practices amounts needed for the purchase of pharmaceuticals and medical supplies necessary in the treatment of cancer. The advances are reflected on the Company’s Consolidated Balance Sheet as due from/to affiliated practices and are reimbursed to the Company as part of the service fee payable under its service agreements with its affiliated practices. Additionally, the Company may advance affiliated practices funds necessary to invest in or establish new ventures, including ventures in which the affiliated practice, rather than the Company, may have a direct interest.

The Company leases a portion of its medical office space and equipment from entities affiliated with certain of the stockholders of practices affiliated with the Company. Payments under these leases were $10.1 million in 2008, $8.0 million in 2007, and $7.3 million in 2006. Total future commitments are $143.8 million as of December 31, 2008.

As of December 31, 2008 and 2007, two of the Company’s directors, Dr. Mark Myron and Dr. Steven Paulson, are practicing physicians, whose practices are affiliated with the Company. In 2008, the practices in which these directors participate generated total net revenue of $1,126.4 million of which $266.2 million was retained by the practices and $860.2 million was included in the Company’s revenue. In 2007, those practices generated total net revenue of $1,087.9 million of which $221.4 million was retained by the practices and $866.5 million was included in the Company’s revenue.

As of December 31, 2006, the Company’s directors who were also practicing physicians with affiliated practices were Dr. Burton Schwartz and Dr. Steven Paulson. In 2006, the practices in which these directors participate generated total net revenue of $1,061.8 million of which $226.1 million was retained by the practices and $835.7 million was included in the Company’s revenue

On December 21, 2006, the Company consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January, 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering. In connection with the investment by Morgan Stanley, the Company agreed, subject to certain conditions, to give preferential consideration to retaining Morgan Stanley, or its designated affiliate, in connection with future securities offerings, financings and certain other transactions, to provide financial services. Mr. Doster, a member of the Company’s board of directors, is a Managing Director at Morgan Stanley & Co Incorporated. Morgan Stanley served as Joint Book Running Manager and was an initial purchaser of $191,250,000 of the Holdings Notes issued in March 2007, which notes were sold to Morgan Stanley for 97.5% of face value.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16—QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly information (in thousands):

US Oncology Holdings, Inc.

	2008 Quarter Ended				2007 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$810,607	$829,175	$821,736	$842,659	$732,041	$753,353	$743,814	$771,570
Income (loss) from operations	(355,503)	30,431	28,170	26,249	28,469	31,188	26,311	27,529
Other expense, net	(51,632)	(19,120)	(38,033)	(28,800)	(44,664)	(35,759)	(35,265)	(50,229)
Net income (loss)	(397,388)	7,142	(5,753)	(16,535)	(15,586)	(364)	(4,194)	(14,829)

US Oncology, Inc.

	2008 Quarter Ended				2007 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$810,607	$829,175	$821,736	$842,659	$732,041	$753,353	$743,814	$771,570
Income (loss) from operations	(355,452)	30,479	28,308	26,394	28,510	31,233	26,344	27,507
Other expense, net	(23,544)	(23,452)	(23,394)	(25,691)	(24,529)	(24,654)	(23,888)	(25,890)
Net income (loss)	(378,074)	3,239	3,875	470	2,050	2,435	2,401	300

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

Presented on the following pages are consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of December 31, 2008, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, Oregon Cancer Center, Ltd., and CCCN NW Building JV, LLC.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$104,475	$1	$—		$104,476
Accounts receivable	—	354,889	9,447	—		364,336
Other receivables	—	25,707	—	—		25,707
Prepaid expenses and other current assets	527	20,155	—	—		20,682
Inventories	—	131,062	—	—		131,062
Deferred income taxes	4,373	—	—	—		4,373
Due from affiliates	649,233	—	—	(582,900	) (a)	66,333
Investment in subsidiaries	381,549	—	—	(381,549	) (b)	—

Total current assets	1,035,682	636,288	9,448	(964,449)		716,969
Property and equipment, net	—	368,145	42,103	—		410,248
Service agreements, net	—	269,211	4,435	—		273,646
Goodwill	—	371,677	5,593	—		377,270
Other assets	24,339	38,724	1,657	—		64,720

	$1,060,021	$1,684,045	$63,236	$(964,449)		$1,842,853

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,507	$—	$1,170	$—		$10,677
Accounts payable	—	265,311	879	—		266,190
Intercompany accounts	(249,113)	252,374	(3,261)	—		—
Due to affiliates	—	714,957	4,856	(582,900	) (a)	136,913
Accrued compensation cost	—	40,070	706	—		40,776
Accrued interest payable	26,266	—	—	—		26,266
Income taxes payable	2,727	—	—	—		2,727
Other accrued liabilities	—	35,636	(832)	—		34,804

Total current liabilities	(210,613)	1,308,348	3,518	(582,900)		518,353
Deferred revenue	—	6,894	—	—		6,894
Deferred income taxes	35,139	—	—	—		35,139
Long-term indebtedness	1,040,080	2,418	18,635	—		1,061,133
Other long-term liabilities	—	8,797	3,550	—		12,347

Total liabilities	864,606	1,326,457	25,703	(582,900)		1,633,866

Commitments and contingencies
Minority interests	—	—	13,572	—		13,572
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	560,768	—	—	—		560,768
Retained earnings	(365,354)	—	—	—		(365,354)
Subsidiary equity	—	357,588	23,961	(381,549	) (b)	—

Total stockholder’s equity	195,415	357,588	23,961	(381,549)		195,415

	$1,060,021	$1,684,045	$63,236	$(964,449)		$1,842,853

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2007

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$149,255	$1	$—		$149,256
Accounts receivable	—	331,914	9,946	—		341,860
Other receivables	—	97,401	—	—		97,401
Prepaid expenses and other current assets	7	22,794	—	—		22,801
Inventories	—	82,822	—	—		82,822
Deferred income taxes	4,260	—	—	—		4,260
Due from affiliates	740,894	—	—	(680,599	) (a)	60,295
Investment in subsidiaries	651,999	—	—	(651,999	) (b)	—

Total current assets	1,397,160	684,186	9,947	(1,332,598)		758,695
Property and equipment, net	—	360,837	38,784	—		399,621
Service agreements, net	—	218,832	5,018	—		223,850
Goodwill	—	751,677	5,593	—		757,270
Other assets	31,426	36,258	1,530	—		69,214

	$1,428,586	$2,051,790	$60,872	$(1,332,598)		$2,208,650

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$37,550	$95	$968	$—		$38,613
Accounts payable	—	240,318	775	—		241,093
Intercompany accounts	(249,113)	251,812	(2,699)	—		—
Due to affiliates	7,132	841,866	8,866	(680,599	) (a)	177,265
Accrued compensation cost	—	29,366	679	—		30,045
Accrued interest payable	24,949	—	—	—		24,949
Income taxes payable	6,735	—	—	—		6,735
Other accrued liabilities	—	38,549	(786)	—		37,763

Total current liabilities	(172,747)	1,402,006	7,803	(680,599)		556,463
Deferred revenue	—	8,380	—	—		8,380
Deferred income taxes	33,532	—	—	—		33,532
Long-term indebtedness	1,013,478	2,239	15,852	—		1,031,569
Other long-term liabilities	—	7,435	3,731	—		11,166

Total liabilities	874,263	1,420,060	27,386	(680,599)		1,641,110

Commitments and contingencies
Minority interests	—	—	13,217	—		13,217
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	549,186	—	—	—		549,186
Retained earnings	5,136	—	—	—		5,136
Subsidiary equity	—	631,730	20,269	(651,999	) (b)	—

Total stockholder’s equity	554,323	631,730	20,269	(651,999)		554,323

	$1,428,586	$2,051,790	$60,872	$(1,332,598)		$2,208,650

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$2,178,113	$46,591	$—		$2,224,704
Service revenue	—	1,044,411	35,062	—		1,079,473

Total revenue	—	3,222,524	81,653	—		3,304,177
Cost of products	—	2,118,624	45,319	—		2,163,943
Cost of services:
Operating compensation and benefits	—	507,192	16,747	—		523,939
Other operating costs	—	317,419	4,528	—		321,947
Depreciation and amortization	—	68,650	4,140	—		72,790

Total cost of services	—	893,261	25,415	—		918,676
Total cost of products and services	—	3,011,885	70,734	—		3,082,619
General and administrative expense	343	76,540	—	—		76,883
Impairment, restructuring and other charges, net	—	384,929	—	—		384,929
Depreciation and amortization	—	30,017	—	—		30,017

	343	3,503,371	70,734	—		3,574,448

Income (loss) from operations	(343)	(280,847)	10,919	—		(270,271)
Other income (expense)
Interest expense, net	(93,235)	1,881	(1,403)	—		(92,757)
Intercompany interest			—	—		—
Minority interests	—	(567)	(2,757)			(3,324)
Other income (expense), net	—	2,213		—		2,213

Income (loss) before income taxes	(93,578)	(277,320)	6,759	—		(364,139)
Income tax provision	(6,351)	—	—	—		(6,351)
Equity in subsidiaries	(270,561)	—	—	270,561	(a)	—

Net income	$(370,490)	$(277,320)	$6,759	$270,561		$(370,490)

(a)	Elimination of intercompany balances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,923,071	$47,035	$—		$1,970,106
Service revenue	—	997,280	33,392	—		1,030,672

Total revenue	—	2,920,351	80,427	—		3,000,778
Cost of products	—	1,879,576	45,971	—		1,925,547
Cost of services:
Operating compensation and benefits	—	463,088	16,089	—		479,177
Other operating costs	—	289,301	4,376	—		293,677
Depreciation and amortization	—	69,217	3,942	—		73,159

Total cost of services	—	821,606	24,407	—		846,013
Total cost of products and services	—	2,701,182	70,378	—		2,771,560
General and administrative expense	201	84,125	—	—		84,326
Impairment, restructuring and other charges, net	—	15,126	—	—		15,126
Depreciation and amortization	—	16,172	—	—		16,172

	201	2,816,605	70,378	—		2,887,184

Income (loss) from operations	(201)	103,746	10,049	—		113,594
Other income (expense)
Interest expense, net	(98,831)	4,885	(1,396)	—		(95,342)
Intercompany interest	24,167	(24,167)	—	—		—
Minority interests	—	(1,191)	(2,428)	—		(3,619)

Income (loss) before income taxes	(74,865)	83,273	6,225	—		14,633
Income tax provision	(7,447)	—	—	—		(7,447)
Equity in subsidiaries	89,498	—	—	(89,498	) (a)	—

Net income	$7,186	$83,273	$6,225	$(89,498)		$7,186

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,775,084	$47,057	$—		$1,822,141
Service revenue	—	958,525	30,717	—		989,242

Total revenue	—	2,733,609	77,774	—		2,811,383
Cost of products	—	1,726,924	26,714	—		1,753,638
Cost of services:
Operating compensation and benefits	—	442,789	15,217	—		458,006
Other operating costs	—	251,087	23,578	—		274,665
Depreciation and amortization	—	65,243	4,108	—		69,351

Total cost of services	—	759,119	42,903	—		802,022
Total cost of products and services	—	2,486,043	69,617	—		2,555,660
General and administrative expense	425	76,523	—	—		76,948
Depreciation and amortization	—	13,983	—	—		13,983

	425	2,576,549	69,617	—		2,646,591

Income (loss) from operations	(425)	157,060	8,157	—		164,792
Other income (expense)
Interest expense, net	(93,227)	1,307	(950)	—		(92,870)
Intercompany interest	26,411	(26,411)	—	—		—
Minority interests	—	—	(2,388)	—		(2,388)

Income (loss) before income taxes	(67,241)	131,956	4,819	—		69,534
Income tax provision	(27,509)	—	—	—		(27,509)
Equity in subsidiaries	136,775	—	—	(136,775	) (a)	—

Net income	$42,025	$131,956	$4,819	$(136,775)		$42,025

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Cash flows from operating activities:
Net income	$(370,490)	$(277,320)	$6,759	$270,561	(a)	$(370,490)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	7,195	98,410	4,296	—		109,901
Deferred income taxes	1,494	—	—	—		1,494
Non-cash compensation expense	2,103	—	—	—		2,103
(Gain)/Loss on sale of assets	—	(2,213)	—	—		(2,213)
Minority interest expense	—	—	3,324	—		3,324
Impairment and restructuring charges	—	384,929	—	—		384,929
Equity earnings in joint venture	—	(1,929)	—	—		(1,929)
Equity in earnings of subsidiaries	270,561	—	—	(270,561	) (a)	—
(Increase) Decrease in:
Accounts and other receivables	—	48,719	499	—		49,218
Prepaid expenses and other current assets	(520)	2,606	—	—		2,086
Inventories	—	(47,428)	—	—		(47,428)
Other assets	8	7	64	—		79
Increase (Decrease) in:
Accounts payable	—	31,781	104	—		31,885
Due from/to affiliates	7,653	(35,697)	(4,010)	—		(32,054)
Income taxes receivable/payable	3,562	—	—	—		3,562
Other accrued liabilities	1,317	5,903	(200)	—		7,020
Intercompany accounts	91,537	(87,908)	(3,629)	—		—

Net cash provided by operating activities	14,420	119,860	7,207	—		141,487
Cash flows from investing activities:
Acquisition of property and equipment	—	(81,727)	(7,016)	—		(88,743)
Net payments in affiliation transactions	34,328	(86,795)	—	—		(52,467)
Net proceeds from sale of assets	—	5,347	—	—		5,347
Distribution from minority interest	—	2,116	—	—		2,116
Investment in joint venture	—	(3,257)	—	—		(3,257)

Net cash used in investing activities	34,328	(164,316)	(7,016)	—		(137,004)
Cash flows from financing activities:
Proceeds from other indebtedness		—	4,000	—		4,000
Repayment of term loan	(34,937)	—	—	—		(34,937)
Repayment of other indebtedness	(832)	(324)	(1,015)	—		(2,171)
Debt issuance costs		—	(143)	—		(143)
Net distributions to parent	(13,004)	—	—	—		(13,004)
Distributions to minority interests	—		(3,609)	—		(3,609)
Contributions of proceeds from exercise of			576			576
stock options	25	—	—	—		25

Net cash provided by (used in) financing activities	(48,748)	(324)	(191)	—		(49,263)

Increase (decrease) in cash and cash equivalents	—	(44,780)	—	—		(44,780)
Cash and cash equivalents:
Beginning of period	—	149,255	1	—		149,256

End of period	$—	$104,475	$1	$—		$104,476

(a)	Elimination of intercompany blances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Cash flows from operating activities:
Net income	$7,186	$83,273	$6,225	$(89,498	) (a)	$7,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	6,786	85,387	3,942	—		96,115
Deferred income taxes	992	—	—	—		992
Non-cash compensation expense	753	—	—	—		753
(Gain)/Loss on sale of assets	—	151	—	—		151
Minority interest expense	—	—	3,638	—		3,638
Impairment and restructuring charges	—	15,126	—	—		15,126
Equity earnings in joint venture	—	(1,576)	—	—		(1,576)
Equity in earnings of subsidiaries	(89,498)	—	—	89,498	(a)	—
(Increase) Decrease in:
Accounts and other receivables	—	4,890	2,699	—		7,589
Prepaid expenses and other current assets	137	(4,690)	—	—		(4,553)
Inventories	—	(4,441)	—	—		(4,441)
Other assets	—	(5,413)	7	—		(5,406)
Increase (Decrease) in:
Accounts payable	(55)	47,013	(145)	—		46,813
Due from/to affiliates	(259)	38,432	(8,654)	—		29,519
Income taxes receivable/payable	(3,033)	—	—	—		(3,033)
Other accrued liabilities	528	8,676	(47)	—		9,157
Intercompany accounts	311,614	(309,179)	(2,435)	—		—

Net cash provided by operating activities	235,151	(42,351)	5,230	—		198,030
Cash flows from investing activities:
Acquisition of property and equipment	—	(88,618)	(2,232)	—		(90,850)
Net payments in affiliation transactions	—	(134)	—	—		(134)
Net proceeds from sale of assets	—	750	—	—		750
Distribution from minority interest	—	254	—	—		254
Investment in joint venture	—	(4,745)	—	—		(4,745)
Proceeds from contract separation	—	1,555	—	—		1,555

Net cash used in investing activities	—	(90,938)	(2,232)	—		(93,170)
Cash flows from financing activities:
Proceeds from other indebtedness	658	—	665	—		1,323
Repayment of term loan	(7,487)	—	—	—		(7,487)
Repayment of advance to parent	(150,000)	—	—	—		(150,000)
Repayment of other indebtedness	(1,802)	(475)	(484)	—		(2,761)
Debt issuance costs	(1,554)	—	—	—		(1,554)
Net distributions to parent	(75,501)	—	—	—		(75,501)
Distributions to minority interests	—	1,253	(3,178)	—		(1,925)
Contributions of proceeds from exercise of stock options	535	—	—	—		535

Net cash provided by (used in) financing activities	(235,151)	778	(2,997)	—		(237,370)

Increase (decrease) in cash and cash equivalents	—	(132,511)	1	—		(132,510)
Cash and cash equivalents:
Beginning of period	—	281,766	—	—		281,766

End of period	$—	$149,255	$1	$—		$149,256

(a)	Elimination of intercompany blances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Cash flows from operating activities:
Net income	$42,025	$131,956	$4,819	$(136,775	) (a)	$42,025
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred financing costs	6,562	79,226	4,108	—		89,896
Deferred income taxes	4,422	—	—	—		4,422
Non-cash compensation expense	2,149	—	—	—		2,149
Gain on sale of assets	—	(196)	—	—		(196)
Minority interest expense	—	—	2,388	—		2,388
Equity in earnings of subsidiaries	(136,775)	—	—	136,775	(a)	—
(Increase) Decrease in:
Accounts and other receivables	—	(40,340)	(1,733)	—		(42,073)
Prepaid expenses and other current assets	(8)	331	912	—		1,235
Inventories	—	(31,521)	1,343	—		(30,178)
Other assets	(351)	3,557	—	—		3,206
Increase (Decrease) in:
Accounts payable	—	(39,123)	(594)	—		(39,717)
Due from/to affiliates	(6,226)	19,882	293	—		13,949
Income taxes receivable/payable	2,998	23	—	—		3,021
Other accrued liabilities	(757)	(4,760)	(971)	—		(6,488)
Intercompany accounts	(134,510)	138,601	(4,091)	—		—

Net cash provided by (used in) operating activities	(220,471)	257,636	6,474	—		43,639
Cash flows from investing activities:
Net proceeds from sale of assets	—	9,261	—	—		9,261
Acquisition of property and equipment	—	(73,372)	(9,199)	—		(82,571)
Acquisition of business, net of cash acquired	—	(31,378)	—	—		(31,378)
Net payments in affiliation transactions	—	(3,630)	—	—		(3,630)
Investment in unconsolidated subsidiary	—	(2,450)	—	—		(2,450)

Net cash used in investing activities	—	(101,569)	(9,199)	—		(110,768)
Cash flows from financing activities:
Proceeds from term loan	100,000	—	—	—		100,000
Proceeds from other indebtedness	—	—	4,522	—		4,522
Repayment of term loan	(1,000)	—	—	—		(1,000)
Repayment of other indebtedness	(4,421)	(137)	(493)	—		(5,051)
Debt issuance costs	(714)	—	—	—		(714)
Net distributions to parent	(23,713)	—	—	—		(23,713)
Distributions to minority interests	—	—	(2,320)	—		(2,320)
Contributions from minority interests	—	—	1,015	—		1,015
Advance from parent	150,000	—	—	—		150,000
Proceeds from exercise of options	319	—	—	—		319

Net cash provided by (used in) financing activities	220,471	(137)	2,724	—		223,058

Increase (decrease) in cash and cash equivalents	—	155,930	(1)	—		155,929
Cash and cash equivalents:
Beginning of period	—	125,836	1	—		125,837

End of period	$—	$281,766	$—	$—		$281,766

(a)	Elimination of intercompany blances

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a – 15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or our Board of Directors; and

(iii)

provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information about our directors and executive officers:

Name	Age	Position(s)

R. Dale Ross	62	Chairman of the Board of Directors

Bruce D. Broussard	46	President and Chief Executive Officer and Director

Michael A. Sicuro	50	Executive Vice President and Chief Financial Officer

Glen C. Laschober	55	Executive Vice President and Chief Operating Officer

Vicki H. Hitzhusen	56	Chief Accounting Officer

Phillip H. Watts	43	General Counsel and Secretary

David B. Bronsweig	49	Executive Vice President of Human Resources

Russell L. Carson	65	Director

James E. Dalton, Jr.	66	Director

Thomas L. Doster	40	Director

Lloyd K. Everson, M.D.	65	Vice Chairman of the Board of Directors

Daniel S. Lynch	50	Director

D. Scott Mackesy	40	Director

Richard B. Mayor	74	Director

Mark C. Myron, M.D.	62	Director

Robert A. Ortenzio	51	Director

R. Steven Paulson, M.D.	57	Director

Boone Powell, Jr.	72	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers.

R. Dale Ross has been Chairman of the Board and Chief Executive Officer of US Oncology since December 1992 and became Chief Executive Officer and Chairman of the board of directors of Holdings upon consummation of the August, 2004 Merger. Effective February 2008, Mr. Ross has transitioned the CEO responsibilities to Mr. Broussard and continues to serve as the Executive Chairman of the Company. From December 1982 until April 1990, Mr. Ross was employed by HMSS, Inc., a home infusion therapy company. Mr. Ross founded HMSS, Inc. and served as its President and Chief Executive Officer and as a director.

Bruce D. Broussard joined US Oncology in August 2000 with primary responsibility for financial and accounting activities, including financial reporting, treasury and taxation. In November 2005, he was appointed President of US Oncology Holdings, Inc. and US Oncology, Inc., and he also served as Chief Financial Officer of each Company until July 31, 2006. In February 2008, Mr. Broussard was appointed Chief Executive Officer of US Oncology Holdings, Inc. and US Oncology, Inc. Also effective February 2008, he was elected to the board of directors of each Company. Mr. Broussard was Chief Executive Officer of HarborDental, from December 1997 until July 2000. From January 1996 to October 1997, he was Executive Vice President and Chief Financial Officer of Regency Health Services, Inc. From 1993 to 1996, he was the Chief Financial Officer and a director of Sun Healthcare Group. He currently serves as a director and a compensation committee member at U.S. Physical Therapy, Inc.

Michael A. Sicuro joined US Oncology Holdings, Inc. and US Oncology, Inc. as Executive Vice President and Chief Financial Officer, in September, 2008. Prior to joining US Oncology, Mr. Sicuro was employed since January 2007 as Senior Vice President and Chief Financial Officer of Asyst Technologies, Inc., a global automation and technology company. From 2004 until 2006, Mr. Sicuro was employed as the Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Progressive Gaming International Corporation, a global supplier of integrated casino and jackpot management solutions for the gaming industry. From 2001 until 2004, Mr. Sicuro was employed as the Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Lightspan, Inc., an educational software and internet company. Prior to that time he served in financial and executive capacities at various companies in the technology, financial and healthcare industries.

Glen C. Laschober joined US Oncology Holdings, Inc. and US Oncology, Inc. as Executive Vice President and Chief Operating Officer, in January, 2008. Mr. Laschober comes to US Oncology with more than 30 years of healthcare operations experience. Most recently, from 2005 to 2007, Mr. Laschober was employed as Executive Vice President and Chief Operating Officer of Omnicare, Inc., a national provider of pharmaceutical services to long-term care facilities and other institutions. From 2001 to 2005, Mr. Laschober was employed as Chief Operating Officer of CVS Corporation’s Pharmacare Division, its pharmacy benefit management and specialty pharmacy business. In addition, he has been an executive operating officer in several pharmacy-related organizations including Provantage and Caremark.

Vicki H. Hitzhusen has been our Chief Accounting Officer since January 2005. Prior to that time, she was a member of the US Oncology board of directors from November 2003 until the consummation of the August, 2004 Merger and during October and November of 2004. During her service as a director, she was a member of our Audit Committee. Ms. Hitzhusen was Director of Finance of BMC Software from 2003 until 2004, where her responsibilities included supervision of financial operations in certain markets and compliance with Sarbanes-Oxley requirements. From 1975 until 2002, Ms. Hitzhusen was with Arthur Andersen LLP, a public accounting firm, ultimately as a partner.

Phillip H. Watts joined US Oncology in January 1998 as its General Counsel and became General Counsel of Holdings upon consummation of the Merger. He has primary responsibility for overseeing our legal operations. From September 1991 until December 1997, Mr. Watts was an attorney at Mayor, Day, Caldwell & Keeton, L.L.P., a law firm in Houston, Texas, which has since merged into Andrews Kurth LLP.

David B. Bronsweig joined US Oncology in March 2008 as its Senior Vice President of Human Resources and currently serves as Executive Vice President. Prior to coming to US Oncology, Mr. Bronsweig served as Vice President, Human Resources-Worldwide for seven years at Alberto-Culver, a consumer packed goods company, and over ten years with Bristol-Myers Squibb where he directed an oncology division and served as Vice President for two separate divisions of the organization.

Russell L. Carson became a director of US Oncology in 1992 and became a director of Holdings upon consummation of the August, 2004 Merger. Mr. Carson is a general partner of Welsh, Carson, Anderson & Stowe. Mr. Carson is also a director of Select Medical Corp. and various privately held healthcare companies.

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

Thomas L. Doster was elected to serve as a director of US Oncology and Holdings in August 2008 as the designee for Morgan Stanley. Mr. Doster is a Managing Director at Morgan Stanley & Co. overseeing the investment portfolio of Morgan Stanley Principal Investments for the Americas. Mr. Doster joined Morgan Stanley & Co. Incorporated in 1996.

Lloyd K. Everson, M.D. was President of US Oncology from November 1993 until March 2001. He was a director of US Oncology from 1993 until 1999 and from 2001 until the present and joined the board of directors of Holdings upon consummation of the August, 2004 Merger and serves as its Vice Chairman. He received his medical degree from Harvard Medical School and his oncology training at Memorial Sloan Kettering and at the National Cancer Institute. He is board certified in internal medicine and medical oncology. Dr. Everson has published widely in the field of oncology and is a member of numerous professional associations. He also has served as President of the Association of Community Cancer Centers and as Associate Chairman for Community Programs for the Eastern Cooperative Oncology Group. In 2006, Dr. Everson was appointed to the National Cancer Advisory Board by President George W. Bush.

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

D. Scott Mackesy joined the US Oncology board of directors upon consummation of the August, 2004 Merger and has been a director of Holdings since its inception. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses on investments in the healthcare industry and is a managing member of the general partner of Welsh Carson IX. Prior to joining Welsh Carson in 1998, Mr. Mackesy was a Vice President in the Investment Research Department at Morgan Stanley Dean Witter, where he was a healthcare equity research analyst. Mr. Mackesy received his bachelor’s degree from The College of William and Mary. Mr. Mackesy also is a director of MedAssets, Inc. and several privately held healthcare companies.

Richard B. Mayor was a director of US Oncology from 1993 until consummation of the August, 2004 Merger and joined the board of directors of Holdings in October 2004. He had previously served as a director of US Oncology since 1993. Mr. Mayor was of counsel in the Houston law firm Mayor, Day, Caldwell & Keeton, L.L.P. from January 1999 until its merger with Andrews Kurth LLP in October 2001. Mr. Mayor continued as of counsel to Andrews Kurth until December 2003.

Mark C. Myron, M.D. was elected to serve as a director of Holdings and US Oncology in May 2007. Dr. Myron is a practicing physician with Kansas City Cancer Centers (“KCCC”), a physician practice that has entered into a comprehensive service agreement with us, and serves as KCCC’s president. Dr. Myron is board-certified in internal medicine and medical oncology. He is on the board of directors for the Midwest Biotech Center and is a founding board member of the American Academy of Hospice and Palliative Care.

Robert A. Ortenzio has been a director of US Oncology since 1992 and joined the board of directors of Holdings upon consummation of the August, 2004 Merger. He has been President and Chief Executive Officer of Select Medical Corporation since September 2001 and was President and Chief Operating Officer of Select Medical Corporation from February 1997 until September 2001. He is also a director of Select Medical Corporation. Prior to that time, Mr. Ortenzio was a co-founder and president of Continental Medical Systems, Inc., a provider of comprehensive medical rehabilitation programs and services, and a director of Horizon/CMS Healthcare Corporation, and served in various capacities at Continental Medical Systems, Inc. since February 1986. Mr. Ortenzio serves as a director of Odyssey Healthcare, a publicly-traded healthcare company providing services to terminally ill patients.

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

Boone Powell, Jr. was a director of US Oncology from 1999 until consummation of the August, 2004 Merger and joined the board of directors of Holdings and US Oncology in November 2004. Mr. Powell was President and Chief Executive Officer of Baylor Healthcare System from 1980 until 2000 and Chairman from 2000 until 2001. Mr. Powell serves as an active member of Voluntary Hospitals of America. He is a director of Abbott Laboratories, United Surgical Partners International and Comerica Bank—Texas and is a Fellow of the American College of Healthcare Executives.

Audit Committee Matters

The Board of Directors has a standing Audit Committee. The Board has confirmed that all members of the Audit Committee are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee members are Richard B. Mayor (Chairman), James E. Dalton, Jr., and Daniel S. Lynch. The Board of Directors has determined that Daniel S. Lynch is an “audit committee financial expert” within the meaning of applicable SEC rules.

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

The duties and responsibilities of the audit committee include the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. The compensation committee reviews and approves the compensation of our chief executive officer and administers our long-term awards.

Messrs. Dalton, Lynch, and Mayor serve on the audit committee. Messrs. Powell, Carson and Ortenzio serve on the compensation committee.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our officers who are considered to be “named executive officers” during our last fiscal year. Named executive officers consist of each individual who served as our Chief Executive Officer in 2008, each individual who served as our Chief Financial Officer during 2008, and the three other executive officers who received the highest amount of total compensation in 2008. In addition, up to two additional employees who would have been included in the table, but for the fact that they were not serving as executive officers as of the end of 2008, maybe included. For purposes of this section, “named executive officers” refers to Bruce D. Broussard, President and Chief Executive Officer; R. Dale Ross, Chairman of the Board of Directors and former Chief Executive Officer; Michael A. Sicuro, Executive Vice President and Chief Financial Officer; Richard P. McCook, former Chief Financial Officer; Glen C. Laschober, Executive Vice President and Chief Operating Officer; David B. Bronsweig, Executive Vice President of Human Resources; and Lloyd K. Everson, M.D. who serves as Vice Chairman of the board of directors.

Compensation Committee

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our named executive officers are similar to those provided to other executive officers. Our Compensation Committee met four times during 2008.

Our compensation committee reviews the compensation of our named executive officers on at least an annual basis. In addition, our compensation committee is responsible for determining all stock-based and long-term compensation for our named executive officers. Bonus targets are generally determined during the first two months of each year and are based on calendar year performance.

From time to time, our compensation committee has retained independent compensation experts to evaluate our compensation policies and practices and to make recommendations regarding compensation. During 2007, Mercer, a subsidiary of Marsh & McLennan Companies, Inc., was retained to assist with an executive compensation study.

Role of Our Executive Officers in Compensation Process

In 2008, the compensation committee considered the compensation recommendations made by our former Chief Executive Officer, Mr. Ross, and our current Chief Executive Officer, Mr. Broussard, regarding the performance and qualifications of each named executive officer. One of the Company’s key initiatives in 2008 was to reduce the Company’s general and administrative expenses, and in order to achieve that goal, the executive officers agreed to forego raises and maintain current salaries for that year.

General Compensation Philosophy

Our executive compensation program is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

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

As an integral part of the Merger, each of the named executive officers employed at that time made a significant cash investment in the equity securities of the Company upon the same terms as the other stockholders investing in that transaction. In addition, at that time, each of the named executive officers received grants of restricted stock under our 2004 Equity Incentive Plan and grants of units under our 2004 Long Term Cash Incentive Plan. Effective January 1, 2008, we cancelled the 2004 Long Term Cash Incentive Plan and all outstanding awards under the plan and adopted a new 2008 Long-Term Cash Incentive Plan.

The investments by the named executive officers, combined with these awards, were designed to incentivize their continued engagement in the company after the Merger and to align their incentives with those of the other stockholders who acquired shares at the time of the Merger, by giving them a significant percentage of our equity at that time. The purpose of requiring out-of-pocket investment and awarding restricted stock (rather than options) was to ensure a close alignment of interests between management and the other stockholders invested in the deal, including with respect to downside risks. The units under our cash incentive plan specifically provide rewards to the executives up to a certain percentage of the common equity value of the company based on the amount by which return on invested capital exceeds thresholds set forth in the plan, in order to incentivize efficient use of capital in the context of a company that was becoming significantly more leveraged in the Merger. Payments under the units are triggered by certain liquidity events which benefit the stockholders of the company generally and use the date of the Merger as the starting point for payment calculations – further providing a commonality of interest between the named executive officers and the other investors in the Merger.

Elements of Compensation

The principal elements of our compensation program for the named executive officers have been base salaries, bonuses and, as discussed above, long-term equity incentives in the form of restricted stock and units under our cash incentive plan. An additional potential element of compensation is post-termination severance and acceleration of restricted stock vesting for certain named executive officers, upon a change of control. As a general matter, subject only to limited exceptions, we do not provide perquisites for our named executive officers on a basis that is different from other eligible employees. The decision to pay each of these elements to a given employee or executive is based upon our assessment of that individual’s role in creation of stockholder value and in rewarding success in areas under the specific control of that individual. For our named executive officers, this typically results in a large portion of overall compensation being tied to overall company performance and increases in overall enterprise value.

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

In addition, from time to time, the Committee has retained independent consultants to offer advice regarding compensation structure relative to the marketplace. During 2007, Mercer was retained to assist with an executive compensation study. The 17 companies referenced for the project were all publicly traded healthcare companies with sales ranging from $0.6 million to $6.5 billion and assets ranging from $0.9 million to $7.4 billion. The overall median sales and assets for these companies were similar to US Oncology. Additionally, private equity company survey data was referenced from Mercer’s proprietary database of executive salaries. Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries are based on the Committee’s assessment of the individual’s performance.

Bonuses

Bonuses paid in 2008 were based on 2007 performance. For bonuses payable in 2008, the target bonus levels were equal to 50% of base salary for each of the named executive officers, other than Mr. Ross and Mr. Broussard, whose target bonus was 100% of base salary. Bonuses in respect of 2007, which are being paid in 2008, were not at the full target bonus level, as a result of Company performance, primarily due to reductions in ESA reimbursement. For bonuses to be paid in 2009 based upon 2008 results, the bonus was determined based solely on achievement of predetermined return on invested capital and EBITDA targets, with each such officer earning 100% of his targeted bonus if we reached these targets and up to 200% of his targeted bonus if we exceeded them. For bonuses payable in 2009, the target bonus levels remain equal to 50% of base salary for each of the named executive officers, other than Mr. Ross and Mr. Broussard, whose target bonus was 100% of base salary. The compensation committee has discretion to award bonuses in the event targets are not met or to increase the size of bonus awards. Targets are based upon the Company’s internal forecasting and modeling, which includes assumptions regarding the Company’s success in implementing its strategies, including with respect to new businesses and development. In the event that the Company does not successfully achieve its target results, or in the event of unexpected other events (such as the decline in reimbursement for ESAs), bonus targets may not be achieved. Bonuses in respect of 2008, which are being paid in 2009, were at the full target bonus level, as a result of Company performance. The 2008 bonus target initially was $230 million of EBITDA and was subsequently reduced in recognition of the 2008 developments that resulted in continued reduction of ESA utilization which was beyond management’s ability to foresee and control.

Stock Options, Restricted Stock and Long-Term Cash Incentive

We believe that positive long-term performance is achieved in part by providing our named executive officers with incentives that align their financial interests with the interests of our shareholders. The compensation committee believes that the use of stock option and restricted stock awards accomplishes such alignment.

Our stock option plans authorize the compensation committee to grant options to purchase shares of common stock and shares of restricted stock to our employees, directors and consultants. Stock option grants are made at the commencement of employment and occasionally following a significant change in job responsibilities or to meet other special retention or performance objectives. The compensation committee reviews and approves stock option awards to all employees, including named executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives and retention considerations.

All stock options awarded by Holdings have been awarded at or above the fair market value of our common stock at the grant date. We have not back-dated any option awards. We assessed the valuations of our common stock as of the applicable grant dates in 2008 by obtaining the assistance of an independent valuation firm to perform independent valuations of our common stock.

As a privately-owned company, there has been no market for our common stock. Accordingly, in 2008, we had no program, plan or practice pertaining to the timing of stock option grants to executive officers, coinciding with the release of material non-public information.

Effective January 1, 2008, Holdings amended its 2004 Equity Incentive Plan (as so amended, the “2004 Equity Plan”) in order to: (a) increase the aggregate number of shares of common stock of Holdings available for awards under the 2004 Equity Plan from 27,233,966 to 32,000,000; (b) eliminate the distinction between shares of common stock available for issuance of restricted stock and those available for issuance of stock options; (c) comply with Section 409A of the Internal Revenue Code, as amended (the “Code”); and (d) improve clarity and administration, in each case as more fully set forth in the Amended and Restated 2004 Equity Incentive Plan, a copy of which is filed as an Exhibit to the Form 8-K filed by US Oncology Holdings, Inc. on January 7, 2008.

Also effective January 1, 2008, Holdings canceled its 2004 Long-Term Cash Incentive Plan and all outstanding awards thereunder and adopted a new 2008 Long-Term Cash Incentive Plan (the “2008 cash plan”). The total number of units available under the 2008 cash plan for awards may not exceed 175,000. If any awards are terminated, forfeited or cancelled, units granted under such awards are available for award again under the 2008 cash plan. No participant may receive more than 175,000 units.

The aggregate amount payable under awards is payable only upon the occurrence of a Qualified IPO or Change in Control, each as defined in Holdings’ Amended and Restated Certificate of Incorporation as currently in effect (any such event a “Bonus Payment Event.”) Upon the occurrence of a Bonus Payment Event, the full amount payable under the plan would be paid in cash.

The value of awards under the 2008 cash plan is based upon financial performance of Holdings for the period starting January 1, 2008 and ending on the earlier of (a) December 31, 2012 or (b) the date of the first Bonus Payment Event, according to a formula set forth in the 2008 cash plan. In no event may the bonus pool available for payments under the 2008 cash plan exceed $100,000,000. Until a Bonus Payment Event is deemed probable by us, no expense for any award is reflected in our financial statements.

The calculation of the bonus pool available under the Cash Incentive Plan is designed as an estimate of a fixed percentage of the increase in enterprise value of the Company over the period of the plan. This percentage of increase in value is, as stated above, only payable upon the occurrence of certain events, which represent events in which stockholders of the Company will generally participate or (as in the case of a Qualified IPO) which will provide stockholders with the ability to realize the value of their investments in the Company. So in overall design, the 2008 Cash Plan is intended to take into consideration both the increase in value of the Company that accrues to stockholders and the timing of stockholders ability to realize that value in paying cash awards to executives.

Effective January 1, 2008, the following awards were made under the 2004 Equity Plan and the 2008 Cash Plan to Holdings principal executive officer, principal financial officer, principal operating officer and other named executive officers.

Name and Principal Position(s)	Units Awarded Under 2008 Cash Plan		Shares of Restricted Stock Awarded Under 2004 Equity Plan
R. Dale Ross Chairman of the Board and (Chief Executive Officer through January 31, 2008)	20,000		—
Bruce D. Broussard President and Chief Executive Officer (as of February 1, 2008	20,000		1,725,000
Richard P. McCook Former Executive Vice President and Chief Financial Officer (through May 2, 2008)	12,500	(1)	900,000	(1)
Lloyd K. Everson, M.D. Vice Chairman of the Board	5,000		—
Glen C. Laschober Executive Vice President and Chief Operating Officer	12,500		1,000,000

(1)	Forfeited in 2008.

The grants of restricted stock in the table above are reflected in the summary tables, as of December 31, 2008, below.

Perquisites and other benefits

We maintain health, dental and life insurance plans for the benefit of eligible employees, including named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with the company paying the remainder of the premiums. These benefits are offered on the same basis to all employees. We also maintain a 401(k) retirement plan that is available to all eligible US Oncology employees. We currently match elective employee-participant contributions on a basis of 100% of the employee’s contribution up to 3.0% of their compensation and 50% of the employee’s contribution of up to an additional 2.0% of their compensation as limited by section 401(a)(17) of the Internal Revenue Code.

Life, accidental death, dismemberment and disability, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums are paid in full by the Company. Other voluntary benefits, such as vision insurance, supplemental life and specific coverage insurance supplements are also made available and paid for by the employee. The above benefits are available to the named executive officers on the same basis as all other eligible employees, subject to relevant regulatory requirements. In addition, we reimburse named executive officers for the cost of an annual physical examination. In addition, the Chief Executive Officer and Executive Chairman of the Company each is entitled to limited use of the Company’s leased corporate aircraft for personal purposes. Such use is subject to availability of the aircraft, with business use taking precedence over personal use, and is reimbursable by the executive at a rate calculated in accordance with the Standard Industry Fare Level (SIFL) rates promulgated by the United States Department of Transportation and used by the Internal Revenue Service in determining income attributable to personal use of company aircraft. Any difference between this reimbursement and the incremental cost to the Company of such flights is reflected in the summary compensation table below under the heading “All Other Compensation.”

How we choose amounts of each element of compensation

Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. To some extent, our compensation plan is based on the market and the companies we compete against for executive officers and employees. The elements of our plan (base salary, bonus, stock-based compensation and long-term cash incentives) are clearly similar to the elements used by many companies. As discussed above, most of the named executive officers’ long-term compensation was awarded at the time of the Merger.

Regarding the grant process, the Compensation Committee does not delegate any related function, and executives are not treated differently from other Executive officers and employees.

Accounting and Tax Considerations

Our annual tax aggregate deductions for each named executive officer’s compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1.0 million per year, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions provided under Section 162(m) of the Internal Revenue Code. At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Internal Revenue Code should be applicable, and our compensation committee considered its impact in determining compensation levels for our named executive officers in 2008. In addition, the provisions under Section 162(m) would only be applicable if the Company were to become a public entity.

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers. No other executive officers who would have otherwise been includable in the following table on the basis of salary and bonus earned for the year ended December 31, 2008 have been excluded by reason of their termination of employment or change in executive status during that year.

Summary Compensation Table

Name and Principal Position(s)	Fiscal Year	Salary	Stock Awards (1)		Option Awards	Non-Equity Incentive Plan, Payable in Future Compensation (2)	All Other Compensation (3)		Total
R. Dale Ross	2008	$899,176	$—		$—	$899,176	$174,784	(4)	$1,973,136
Chairman of the Board (and Chief Executive Officer through January 31, 2008)	2007	899,176	—		—	764,300	108,679	(4)	1,772,155
	2006	856,359	—		—	377,654	118,420	(4)	1,352,433

Bruce D. Broussard	2008	884,173	2,673,750		—	899,004	18,441	(4)	4,475,368
President and Chief Executive Officer (as of February 1, 2008)	2007	600,000	—		—	510,000	32,407	(4)	1,142,407
	2006	518,750	—		—	163,406	14,065		696,221

Michael A. Sicuro	2008	133,336	230,000		—	66,668	3,033	(5)	433,037
Executive Vice President and Chief Financial Officer (as of September 2, 2008)

Richard P. McCook	2008	180,071	1,254,000	(6)	—	—	843,847	(7)	2,277,912
Former Executive Vice President and Chief Financial Officer (through May 2, 2008)	2007	434,613	—		—	184,711	12,453		631,777
	2006	179,740	429,000		169,470	61,359	180,290	(5)	1,019,859

Glen C. Laschober (as of January 2, 2008)	2008	448,295	1,550,000		—	225,000	135,043	(5)	2,358,338
Executive Vice President and Chief Operating Officer

David B. Bronsweig	2008	237,500	465,000		—	125,000	19,365	(5)	846,865
Executive Vice President of Human Resources

Lloyd K. Everson, M.D.	2008	382,200	—		—	191,100	12,453		585,753
Vice Chairman of the Board	2007	378,525	—		—	160,873	12,482		551,880
	2006	363,125	143,000		—	114,384	14,233		634,742

(1)	Includes the difference between the fair value of restricted stock issued and of the stock options cancelled as a result of amending the Company’s 2004 Equity Incentive Plan as of January 1, 2008.

(2)	Represents compensation earned under the current year incentive plan which is estimated to be paid out in the following year.

(3)	For all named executive officers, includes Company match on 401(k) contributions.

(4)

In addition to Company 401(k) match, includes the value of the personal use of the Company’s fractional interest in corporate aircraft based on the aggregate unreimbursed incremental costs of such flights to the Company for the following executive officers:

	Mr. Ross	Mr. Broussard
2008	$160,783	$4,192
2007	94,678	19,956
2006	98,454	—

(5)	Reimbursement of relocation costs.

(6)	All stock awards granted in 2008 were forfeited.

(7)	In addition to Company 401(k) match, includes severance of $831,441.

Grants of Plan-Based Awards

The following table lists each grant of stock options or restricted stock during the year ended December 31, 2008 to the named executive officers. No stock appreciation rights have been granted to these individuals.

Grants of Plan-Based Awards

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
Name	Plan	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)
R. Dale Ross	2008 Bonus Plan	N/A	2/26/2008		$899,176	$1,798,352	—	—	$—
Bruce D. Broussard	2008 Bonus Plan	N/A	2/26/2008		899,004	1,798,008	—	—	—
	2004 Equity Incentive Plan	1/1/2008	11/7/2007		—	—	1,725,000		1.55
Michael A. Sicuro	2008 Bonus Plan	N/A	2/5/2009		66,668	133,336	—	—	—
	2004 Equity Incentive Plan	9/23/2008	9/23/2008		—	—	1,000,000		0.23
Richard P. McCook	2008 Bonus Plan	N/A	2/26/2008		—	—	—	—	—
	2004 Equity Incentive Plan	1/1/2008	11/7/2007		—	—	300,000		1.08
	2004 Equity Incentive Plan	1/1/2008	11/7/2007		—	—	600,000		1.55
Glen C. Laschober	2008 Bonus Plan	N/A	2/26/2008		225,000	450,000	—	—	—
	2004 Equity Incentive Plan	1/1/2008	11/7/2007		—	—	1,000,000		1.55
David B. Bronsweig	2008 Bonus Plan	N/A	2/26/2008		125,000	250,000	—	—	—
	2004 Equity Incentive Plan	2/26/2008	2/26/2008		—	—	300,000		1.55
Lloyd K. Everson, M.D.	2008 Bonus Plan	N/A	2/26/2008		191,100	382,200	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Name	Exercisable	Unexercisable
R. Dale Ross	—	—	—	$—	—	350,000	$140,000
Bruce D. Broussard	—	—	—	—	—	2,060,000	824,000
Michael A. Sicuro	—	—	—	—	—	1,000,000	400,000
Richard P. McCook	—	—	—	—	—	—	—
Glen C. Laschober	—	—	—	—	—	1,000,000	400,000
David B. Bronsweig	—	—	—	—	—	300,000	120,000
Lloyd K. Everson, M.D.	—	—	—	—	—	150,000	60,000

(1)

Market value has been calculated as the price per share attributed to the common shares in the valuation performed by an independent third party of the fair value of the Company’s common stock at October 1, 2008 times the number of shares that have not vested.

Option Exercises and Restricted Stock Vested

The following table sets forth information for each of the named executive officers regarding vesting of restricted stock during 2008 and the value realized upon such vesting. During 2008, there have been no exercises of stock options by our named executive officers.

Vesting of Restricted Stock

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
R. Dale Ross	350,000	$542,500
Bruce D. Broussard	368,000	526,840
Michael A. Sicuro	—	—
Richard P. McCook	—	—
Glen C. Laschober	—	—
David B. Bronsweig	—	—
Lloyd K. Everson, M.D.	125,000	193,750

(1)	Value realized on vesting has been calculated as the price per share for the latest restricted stock grant prior to each vesting date times the number of shares acquired on vesting in 2008.

Employment Agreements; Effect of Change in Control

Each of our named executive officers is party to an employment agreement with the Company. Under each agreement, the executive officer is entitled to receive an annual salary and annual bonus, each as determined by the compensation committee of the Board of Directors of Holdings. The employment agreements provide that if an executive officer is terminated for cause, or terminates his employment without certain enumerated good reasons, he shall be paid any accrued or unpaid base salary through the date of termination and any earned but unpaid bonus. In addition, if the executive officer is terminated without cause, or if he terminates his employment for certain enumerated good reasons (which include a material diminution of such officer’s duties following a change in control of the company), such executive officer (1) will be paid any accrued and unpaid base salary through the date of termination and any earned but unpaid bonus, along with a prorated bonus for the period beginning immediately after the end of the last period for which he earned a bonus and ending with the date of his termination, basing such prorated bonus on the bonus earned by him for the full year prior to the year in which his termination occurs, (2) will be paid his base salary in effect for the year in which the termination occurred, plus the bonus earned by him for the full year prior to the year in which the termination occurred, for, (a) in the case of Messrs Everson, Ross and Broussard a period of two years plus the number of months until the next anniversary date of his agreement and (b) in the case of the other named executive officers, a period of one year, and (3) under certain circumstances will be able to continue to participate in the Company’s health plans on terms similar to those offered to current employees of the Company.

The named executive officers’ restricted stock grants provide that upon a change in control, the restrictions relating to all shares of restricted stock granted to such executive officer shall lapse and the shares thereunder shall become fully vested. In addition, upon the occurrence of a qualified initial public offering, 25% of the shares subject to such grants that remain subject to restrictions shall vest and no longer be subject to such restrictions.

Director Compensation

The following table sets forth a summary of the compensation we paid to our directors in 2008.

Director Compensation Table

Name	Fiscal Year	Fees Earned or Paid in Cash	Option Awards	Total
Russell L. Carson	2008	$—	$—	$—
James E. Dalton, Jr.	2008	42,250	1,380	43,630
Thomas L. Doster	2008	—	—	—
Daniel S. Lynch	2008	41,500	1,380	42,880
D. Scott Mackesy	2008	—	—	—
Richard B. Mayor	2008	67,750	1,380	69,130
Mark C. Myron, M.D.	2008	36,500	1,150	37,650
Robert A. Ortenzio	2008	36,500	1,380	37,880
R. Steven Paulson, M.D.	2008	35,250	1,150	36,400
Boone Powell, Jr.	2008	36,500	1,380	37,880
William T. Reiland (1)	2008	—	—	—

(1)	Effective August 5, 2008, Mr. Doster replaced Mr. Reiland as the Morgan Stanley designee.

Each member of the board of directors of Holdings, other than directors who are employed by us, who are employees or partners of Welsh Carson IX or who are representatives of Morgan Stanley Strategic Investments is paid $6,000 per quarter and $2,500 for each board meeting attended ($1,250 if attended by telephone). Each audit committee member also receives $2,500 for each audit committee meeting attended ($1,250 if attended by telephone). In addition, the chairman of the audit committee receives an annual fee of $20,000. Directors are also reimbursed for expenses incurred in connection with attending board meetings. Each member of the board of directors of Holdings, other than directors who are employed by us, who are employees or partners of Welsh Carson IX or who are representatives of Morgan Stanley Strategic Investments is also eligible to participate in Holdings’ 2004 Director Stock Option Plan. Under that plan, each eligible director in office at the plan’s adoption and each director who joined the board after adoption, in each case other than directors who are employed by us, who are employees or partners of Welsh Carson IX or who are representatives of Morgan Stanley Strategic Investments, was automatically granted an option to purchase 5,000 shares of Holdings common stock. In addition, each such eligible director was automatically granted an option to purchase 1,000 shares of Holdings common stock for each committee on which such director served.

Code of Ethics

US Oncology has, for many years, maintained a Code of Ethics and Business Standards (“Code of Ethics”). The Code applies to officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K. Our Code of Ethics is a part of our comprehensive compliance program, which is designed to assist us, our employees and our affiliated practices in complying with applicable law.

401(k) Plan

We maintain a tax-qualified retirement plan in the United States that provides all regular employees an opportunity to save for retirement on a tax-advantaged basis. The plan is designed to meet the requirements of a tax-qualified defined contribution profit-sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the plan, participants may elect to defer a portion of their compensation on a pre-tax basis, or effective January 1, 2007, on a “designated Roth” after-tax basis and have the amounts contributed to the plan subject to applicable annual Internal Revenue Code limits. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employee elective deferrals are 100% vested at all times. We currently match elective employee-participant contributions on a basis of 100% of the employee’s contribution up to 3.0% of their compensation and 50% of the employee’s contribution of up to an additional 2.0% of their compensation.

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

Restricted Stock and Option Plan

We adopted a 2004 Equity Incentive Plan which became effective contemporaneously with the consummation of the August, 2004 Merger, which we refer to as the equity plan. Effective January 1, 2008, we amended the 2004 Equity Incentive Plan which eliminated the distinction between shares available for grant of stock options and for grant of restricted stock and increased the total number of shares available for grant from 27,223,966 to 32,000,000.

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

Cash Incentive Plan

We adopted a 2004 Long-Term Cash Incentive Plan which became effective upon the consummation of the August, 2004 Merger, which we refer to as the cash plan. The total number of units available under the cash plan for awards may not exceed 100,000. If any awards are terminated, forfeited or cancelled, units granted under such awards are available for award again under the cash plan. No participant may receive more than 100,000 units. The purposes of the cash plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business.

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

As of December 31, 2007, no amounts were available for payment under the Cash Incentive Plan. Effective January 1, 2008, we cancelled the 2004 Long-Term Cash Incentive Plan and all outstanding awards under the plan and adopted a new 2008 Long-Term Cash Incentive Plan (“2008 LTIP”). Under the 2008 LTIP, management will receive five percent of the enterprise value created by annual EBITDA exceeding a certain threshold, using a stated multiple, provided that the maximum value that can be paid to management under the plan is limited to $100 million. Each year, additions to the amount available under the 2008 LTIP are calculated as 5% of the increase in enterprise value for that year. Increase in enterprise value is based upon an 8x multiple for EBITDA in excess of the greater of (i) $210 million and (ii) the highest annual EBITDA previously achieved by the Company since adoption of the 2008 LTIP. Amounts earned under the 2008 LTIP will only be paid upon the earlier of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or converted to common stock. Again, until such an event is deemed probable by us, no expense for any award is reflected in our financial statements.

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

The following table sets forth information as of March 9, 2009, with respect to the beneficial ownership of our capital stock by (i) our chief executive officer and each of the other named executive officers set forth below, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our outstanding capital stock. See “Certain Relationships and Related Transactions—Arrangements With Management—Stock Offering,” and “Certain Relationships and Related Transactions—Arrangements With Non-Employee Directors—Other Directors.”

Name of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent of Outstanding Common Shares	Participating Preferred Shares Beneficially Owned (2)	Percent of Outstanding Participating Preferred Shares
Welsh, Carson, Anderson & Stowe (3)	90,448,211	61.0%	12,921,173	81.3%
Morgan Stanley Strategic Investments (4)	21,649,849	14.6%	1,948,251	12.3%
R. Dale Ross (5)	7,389,249	5.0%	55,607	*
Bruce D. Broussard (6)	5,361,284	3.6%	26,612	*
Russell L. Carson (7)	1,651,748	1.1%	235,964	1.5%
Michael A. Sicuro (8)	1,200,000	*	—	*
Lloyd K. Everson, M.D. (9)	1,155,608	*	7,944	*
Glen C. Laschober (10)	1,000,000	*	—	*
Richard B. Mayor (11)	292,500	*	37,500	*
Robert A. Ortenzio (12)	295,500	*	37,500	*
Boone Powell Jr. (13)	117,500	*	12,500	*
D. Scott Mackesy (14)	19,957	*	2,851	*
Mark C. Myron, M.D. (15)	80,000	*	10,000	*
Richard P. McCook	75,000	*	—	*
James E. Dalton, Jr. (12)	61,750	*	6,250	*
R. Steven Paulson, M.D. (15)	58,750	*	6,250	*
Daniel S. Lynch (16)	18,000	*	—	*
William T. Reiland	—	*	—	*
All directors and executive officers as a group (17)	20,784,135	14.0%	454,305	2.9%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 10101 Woodloch Forest, The Woodlands, Texas 77380.

(2)

Participating preferred stock ranks senior to common stock as to dividends and rights to payment upon liquidation or a change of control transaction and participates with the common stock in such payments and other corporate events to the extent of approximately 10% of our fully-diluted common equity outstanding immediately after the August, 2004 Merger. The participating preferred stock is also entitled to receive cumulative dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly, on the stated value thereof. The participating preferred stock has no fixed redemption date but we will be required to redeem the participating preferred stock together with all accrued and unpaid dividends thereon upon a change of control transaction. In addition, upon the consummation of a qualified public offering of our common stock, each share of participating preferred stock shall be automatically converted into common stock through the issuance of an equivalent value of common stock determined by reference to the public offering price and a fixed conversion ratio for shares of common stock issuable in respect of the participation feature of the participating preferred stock. All shares of participating preferred stock that are automatically converted into common stock upon a qualified public offering, other than those shares issued in respect of the participation feature of the preferred stock, shall be redeemed to the extent of available cash at a redemption price equal to the public offering price of the common stock in such offering. The participating preferred stock will vote together with the common stock, other than in connection with the election or removal of directors, with each share of participating preferred stock having voting rights equivalent to one (subject to appropriate adjustment in the event of any stock split or similar event affecting the common stock) share of common stock issuable in respect of the participation right of the participating preferred stock. In addition, the participating preferred stock, voting as a separate class, shall be entitled to elect two directors to the board of directors. For so long as any shares of participating preferred stock remain outstanding, the consent of the holders of not less than 66 2/3% of the participating preferred stock shall be required for any action that alters or changes the rights, preferences or privileges of the participating preferred stock. In addition, consent of the holders of at least a majority of the participating preferred stock shall be required for any action that increases or decreases the authorized number of shares of participating preferred stock otherwise adversely affects the rights or preferences of the holders of the participating preferred stock.

Shares of participating preferred stock owned by Morgan Stanley Principal Investments are Series A-1 shares, the terms of which are substantially similar to the Series A shares of participating preferred stock owned by all other holders.

(3)

Represents (A) 74,621,302 common shares and 10,660,186 participating preferred shares held by Welsh Carson IX over which Welsh Carson IX has sole voting and investment power, (B) 8,750 common shares and 1,250 participating preferred shares held by WCAS Management Corporation, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 4,769,331 common shares and 681,333 held by individuals who are general partners of WCAS IX Associates LLC, the sole general partner of Welsh Carson IX and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe, and (D) an aggregate 11,048,828 common shares and 1,578,404 participating preferred shares held by other co-investors, over which Welsh Carson IX has sole voting power. WCAS IX Associates LLC, the sole general partner of Welsh Carson IX and the individuals who serve as general partners of WCAS IX Associates LLC, including Russell L. Carson, and D. Scott Mackesy, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(4)	The principal executive offices of Morgan Stanley Strategic Investments are located at 1585 Broadway – 2nd Floor, New York, New York 10036.

(5)	Includes 7,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August, 2004 Merger.

(6)

Includes 3,350,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August, 2004 Merger and 100,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in November 2005 and 1,725,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into on January 1, 2008.

(7)

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

(8)	Includes 1,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in September, 2008.

(9)

Includes 1,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the August, 2004 Merger and 100,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in August, 2006.

(10)	Includes 1,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in January 2008.

(11)

Includes 105,000 shares of common stock and 15,000 shares of preferred stock held by a general partnership in which Mr. Mayor is sole managing partner. Includes vested options to purchase 12,000 shares.

(12)	Includes vested options to purchase 12,000 shares.

(13)

Includes 87,500 shares of common stock and 12,500 shares of participating preferred stock owned by a limited partnership in which Mr. Powell is a general partner. Includes vested options to purchase 12,000 shares.

(14)

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

(15)	Includes vested options to purchase 10,000 shares.

(16)	Includes vested options to purchase 18,000 shares.

(17)

Does not include 74,621,302 common shares and 10,660,186 participating preferred shares owned by Welsh Carson IX or 8,750 common shares and 1,250 participating preferred shares owned by WCAS Management Corporation. Includes an aggregate 12,650,000 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the August, 2004 Merger.

Item 13.	Certain Relationships and Related Transactions

Two of our current directors are physicians who each practice at a separate practice with which we have a service agreement under our CSA model. Pursuant to these agreements, we provide the practices with facilities, equipment, non-physician personnel, and administrative, management and non-medical advisory services, as well as services relating to the purchasing and administering of supplies. The service fee under the service agreements is equal to a percentage of the earnings (professional and research revenues earned by the affiliated practice less direct expenses) of that practice before interest and taxes (“Earnings”) plus direct expenses of the related practice locations, subject to adjustments set forth therein. Direct expenses include rent, depreciation, amortization, and provision for uncollectible accounts, salaries, and benefits of non-physician employees, medical supply expense, and pharmaceuticals.

Dr. Mark Myron, one of our directors, is a practicing physician and serves as president of Kansas City Cancer Centers (“KCCC”). Dr. Myron was elected to serve as a director in May, 2007. Dr. Myron’s medical practice has been affiliated with us under a comprehensive services agreement since July, 1996. During 2008, KCCC paid us approximately $2.2 million excluding reimbursement for direct expenses of KCCC, pursuant to its service agreement.

Dr. Steven Paulson, one of our directors, is a practicing physician and serves as president and chairman of the board of directors of Texas Oncology, P.A. (“Texas Oncology”). We and Texas Oncology entered into a service agreement effective November 1, 1993. During 2008, Texas Oncology paid us approximately $33.4 million excluding reimbursement for direct expenses of Texas Oncology, pursuant to its service agreement.

Dr. Burton Schwartz, one of our directors through May, 2007, is a past president and medical director of Minnesota Oncology Hematology, P.A. (“Minnesota Oncology”). We and Minnesota Oncology entered into a service agreement effective July 1, 1996. During 2007, Minnesota Oncology paid us approximately $9.7 million excluding reimbursement for direct expenses of Minnesota Oncology, pursuant to its service agreement. Dr. Schwartz’s term as a director expired in May, 2007.

On December 21, 2006, the Company consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January, 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering. In connection with the investment by Morgan Stanley, we agreed, subject to certain conditions, to give preferential consideration to retaining Morgan Stanley, or its designated affiliate, in connection with future securities offerings, financings and certain other transactions, to provide financial services. Mr. Reiland, a member of our board of directors, is a Managing Director at Morgan Stanley & Co. Incorporated. Morgan Stanley served as Joint Book Running Manager and was an initial purchaser of $191,250,000 of the Holdings Notes issued in March 2007, which notes were sold to Morgan Stanley for 97.5% of face value.

Director Independence

The Company’s securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to board composition. The following members of our board of directors are “independent directors” as such term is defined in the regulations of the Nasdaq Stock Market: Russell Carson, James E. Dalton, Jr., Daniel S. Lynch, D. Scott Mackesy, Richard B. Mayor, Robert A. Ortenzio, Boone Powell, Jr. and Thomas L. Doster. Each member of the Audit Committee and the Compensation Committee is also independent under the rules of the Nasdaq Stock Market that would be applicable to such committee members.

Item 14.	Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed to us for audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP to us during each of the last two years.

	2008	2007
	(in thousands)
Audit fees	$866	$964
Audit-related fees	—	480
Tax fees	—	30

Total	$866	$1,474

Audit fees represent fees for the audit of the Company’s annual financial statements included in the Form 10-K and review of financial statements included in the Company’s quarterly reports on Form 10-Q. Audit fees include $716,000 and $789,000 for services related to US Oncology, Inc. and $150,000 and $175,000 for services related to US Oncology Holdings, Inc. for the years ended December 31, 2008 and 2007, respectively.

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

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedule

To the Board of Directors and Stockholders of US Oncology Holdings, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 6, 2009 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas

March 6, 2009

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Balance Sheet

(in thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Prepaid expenses and other current assets	17,683	3,743
Deferred income taxes	5,376	3,168

Total current assets	23,060	6,912
Investment in subsidiary	195,415	554,323
Other assets	27,070	44,622

Total assets	$245,545	$605,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$1,079
Other accrued liabilities	10,537	—

	10,790	1,079
Long-term indebtedness	456,751	425,000
Other long-term liabilities	35,125	28,326

Total liabilities	502,666	454,405
Preferred stock Series A, 15,000 shares authorized, 13,939 shares issued and outstanding, respectively	329,322	308,174
Preferred stock Series A-1, 2,000 shares authorized, 1,948 shares issued and outstanding	56,629	53,431
Stockholders’ deficit:
Common stock, $0.001 par value, 300,000 shares authorized, 148,281 and 140,618 shares issued and outstanding, respectively	148	141
Accumulated other comprehensive income, net of tax	—	(1,534)
Retained deficit	(643,220)	(208,760)

Total stockholders’ deficit	(643,072)	(210,153)

Total liabilities and stockholders’ equity	$245,545	$605,857

The accompanying notes are an integral part of this condensed financial statement.

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Statement of Operations

(in thousands)

	Year Ended December 31,
	2008	2007
Dividend income	$13,004	$36,453

Total revenue	13,004	36,453
General and administrative expense	382	97

	382	97

Income from operations	12,622	36,356
Other income (expense):
Interest expense, net	(43,717)	(42,154)
Loss on early extinguishment of debt	—	(12,917)
Other income (expense)	(21,219)	(11,885)
Equity in subsidiary earnings, net of tax	(383,494)	(29,267)

Income (loss) before income taxes	(435,808)	(59,867)
Income tax benefit	23,274	24,894

Net income (loss)	$(412,534)	$(34,973)

The accompanying notes are an integral part of this condensed financial statement.

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(412,534)	$(34,973)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	2,385	2,036
Equity in earnings of subsidiary	370,490	(7,186)
Deferred income taxes	(12,222)	(13,079)
Loss on early extinguishment of debt, net	—	12,917
Loss on ineffective hedge	22,372	11,885
Non-cash interest under PIK option	29,768	13,154
Changes in operating assets and liabilities:
Increase in other assets	(6,047)	(12,480)
(Increase) decrease in accounts payable and accrued liabilities	(7,200)	(5,811)

Net cash used in operating activities	(12,988)	(33,537)
Cash flows from investing activities:
Investment in subsidiary	(41)	(372)
Distributions received from subsidiary	13,004	225,501

Net cash provided by (used in) investing activities	12,963	225,129
Cash flows from financing activities:
Issuance of stock	—	—
Proceeds from exercise of stock options	25	521
Proceeds from Senior Floating Rate Notes	—	413,232
Repayment of Senior Subordinated Notes	—	(256,766)
Payment of dividends on preferred stock	—	(25,000)
Payment of dividends on common stock	—	(323,580)

Net cash provided by (used in) financing activities	25	(191,593)
Increase in cash and cash equivalents	—	(1)
Cash and cash equivalents:
Beginning of period	1	2

End of period	$1	$1

The accompanying notes are an integral part of this condensed financial statement.

NOTE 1 – BASIS OF PRESENTATION

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

The parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements with the exception that Holdings accounts for its subsidiary using the equity method. Refer to the footnotes to the consolidated financial statements included in Item 8 of this Annual Report.

NOTE 2 – OTHER ASSETS

US Oncology, Inc. and subsidiaries are included in the consolidated tax return of its parent, US Oncology Holdings, and accounts for income taxes based on the “separate return” method. This method provides that current and deferred taxes are accounted for as if US Oncology were a separate taxpayer. During the fourth quarter of 2008, Holdings contributed tax benefits associated with its taxable loss from the date of the Merger (August 20, 2004) through December 31, 2007 of $22.5 million to US Oncology. These tax benefits have been realized through the utilization of Holdings’ losses in the consolidated tax return of Holdings, which includes its wholly-owned subsidiary, US Oncology and subsidiaries. The capital contribution of realized tax benefits by Holdings is recorded as a decrease in Other Assets in US Oncology Holdings, Inc.’s Condensed Balance Sheet as of December 31, 2008.

NOTE 3 – INDEBTEDNESS

Holdings Senior Floating Rate Notes

US Oncology Holdings, Inc. issued $250 million Senior Floating Rate Notes, due 2015 (“the Holdings Notes”) in March, 2005. The Holdings Notes (refinanced in March, 2007) were senior unsecured obligations with interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.25%. Simultaneously with the financing, Holdings entered into an interest rate swap agreement, effectively fixing the interest rate at 9.4% for a period of two years ended March 15, 2007.

In March, 2007 the Company completed a $425.0 million floating rate debt offering, the terms of which are described below. Proceeds from the Notes were used to repay the $250.0 million Floating Rate Notes and, after payment of transaction fees and expenses, a $158.6 million dividend to common and preferred shareholders. Simultaneously with the financing, Holdings entered into an interest rate swap agreement effectively fixing the interest rate at 9.5% for a period of five years ending March 15, 2012. The Company recognized a $12.9 million extinguishment loss related to payment of a 2.0% call premium, interest expense during a 30 day call period, and the write off of unamortized issuance costs related to the retired debt.

Holdings Senior Floating Rate PIK Toggle Notes

On March 13, 2007, Holdings issued $425.0 million aggregate principal amount of Senior Unsecured Floating Rate PIK Toggle Notes due 2012 (the “Notes”) in a private offering to institutional investors. In connection with the issuance of the Notes, Holdings entered into a Purchase Agreement providing for the initial sale of the Notes and a Registration Rights Agreement with respect to registration rights for the benefit of the holders of the Notes. As required under the Registration Rights Agreement, the exchange offer was completed within 240 days after issuance of the Notes.

Holdings may elect to pay interest on the Notes entirely in cash, by issuing additional Notes (“PIK interest”), or by paying 50% in cash and 50% by issuing additional Notes. Cash interest accrues on the Notes at a rate per annum equal to six-month LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR is reset semiannually. The applicable spread is 4.50% and is scheduled to increase by 0.50% on March 15, 2009 and increase again by 0.50% on March 15, 2010. The Notes mature on March 15, 2012. Simultaneously with the financing, Holdings entered into an interest rate swap fixing the LIBOR base interest on the Notes at 4.97% throughout their term. The initial interest payment due September 15, 2007 was made in cash. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The Company elected to settle the interest payment due March 15, 2008 entirely by issuing additional notes which, on that date, increased the outstanding principal amount by $22.8 million as settlement for interest due, of which $13.2 million related to the period from September 15, 2007 to December 31, 2007 and $9.6 million related to the period from January 1, 2008 to March 15, 2008. The Company elected to pay interest due on September 15, 2008, 50% in cash and 50% in kind, which is an alternative available under the notes. To settle this payment, the Company paid $8.1 million in cash and issued an additional $8.9 million in notes. For the interest payment due March 15, 2009, the Company elected to settle the interest payment entirely by increasing the principal amount of the outstanding notes and expects to issue $18.9 million on that date.

Holdings may redeem all or any of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

Redemption period	Price
On or after September 15, 2008 and prior to September 15, 2009	102.0%
On or after September 15, 2009 and prior to September 15, 2010	101.0%
On or after September 15, 2010	100.0%

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. During the year ended December 31, 2007, US Oncology paid dividends of $34.9 million to Holdings to finance the semi-annual interest payment due March 15, 2007 on the $250.0 million senior floating rate notes, certain costs related to the issuance of the senior floating rate PIK toggle notes and the semi-annual interest payment due September 15, 2007 on the $425.0 million floating rate toggle notes. During 2008, US Oncology paid dividends of $13.0 million to Holdings to finance the semi-annual interest payment and the interest rate swap obligation due September 15, 2008. The terms of the existing senior secured credit facility, as well as the indentures governing US Oncology’s senior notes and senior subordinated notes, and certain other agreements, restrict it and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. The senior notes and senior subordinated notes also require that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. In the event these agreements do not permit US Oncology to provide Holdings with sufficient distributions to fund interest payments, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Based on the Company’s financial projections, which include the adverse impact of reduced ESA coverage, and due to recent financial market volatility, the Company intends to pay PIK interest as permitted under the terms of the Notes. In addition, unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that payments due on the interest rate swap will increase, the Company believes that cash payments for interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes no longer remain probable. As of December 31, 2008, amounts available under the restricted payments provision of our senior subordinated note agreements amounted to $29.7 million. Based on projected interest rates as of December 31, 2008, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2009. The amount available under the restricted payments provision is based upon a portion of US Oncology’s cumulative net income adjusted upward for certain transactions, primarily receipt of equity proceeds and other capital contributions, and reduced principally by cumulative dividends paid to Holdings, among other transactions. Reductions in the Company’s net income, excluding certain non-cash charges such as the $380.0 million goodwill impairment during 2008, would reduce the amount of cash that is available to the Company for debt service and capital expenditures.

Among other provisions, the Notes contain certain covenants that limit the ability of Holdings and certain restricted subsidiaries, including US Oncology, to incur additional debt, pay dividends, redeem or repurchase capital stock, issue capital stock of restricted subsidiaries, make certain investments, enter into certain types of transactions with affiliates, engage in unrelated businesses, create liens securing the debt of Holdings and sell certain assets or merge with or into other companies.

Scheduled maturities of indebtedness for the next five years are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Principal repayments due	—	—	—	—	$456,751	—

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Holdings has entered into derivative financial agreements for the purpose of hedging risks relating to the variability of cash flows caused by movements in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Holdings’ use of derivative financial instruments has historically been limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. Holdings does not hold or issue derivative financial instruments for speculative purposes.

Derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge is initially reported as a component of other comprehensive income (loss) in Holdings’ Consolidated Statement of Stockholders’ Equity. The gain or loss that does not effectively hedge the identified exposure, if any, is recognized currently in earnings. Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings.

When it is determined that a derivative has ceased to be a highly effective hedge or when a hedge is de-designated, hedge accounting is discontinued prospectively. When hedge accounting is discontinued for cash flow hedges, the derivative asset or liability remains on the consolidated balance sheet at its fair value, and gains and losses that were recorded as accumulated other comprehensive income are frozen and amortized to earnings as the hedged transaction affects income unless it becomes probable that the hedged transactions will not occur. If it becomes probable that a hedged transaction will not occur, amounts in accumulated other comprehensive income are reclassified to earnings when that determination is made.

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Notes. Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, the Company elected to pay interest in kind on the Notes for the semiannual period ending March 15, 2008. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the amount of restricted payments that will be available to service the Notes, the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. As a result of these circumstances, the Company discontinued cash flow hedge accounting for this interest rate swap effective September 30, 2007. Subsequent to discontinuation of hedge accounting, the Company recognized all unrealized gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized an unrealized loss of $19.9 million and $11.9 million related to the interest rate swap as Other Expense in its Consolidated Statement of Operations for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2007, accumulated other comprehensive income included $1.5 million related to the interest rate swap which represents the activity while the instrument was designated as a cash flow hedge that is associated with future interest payments that cannot be considered probable of not occurring. For interest periods beginning March 15, 2008, and thereafter, cash interest payments on Notes with a principal amount of $225.0 million could not be considered probable of not occurring as of December 31, 2007. This amount was based upon the principal amount of Notes on which cash interest was expected to be paid, taking into consideration approximately $22.7 million incremental Notes issued for the semiannual interest payment due March 15, 2008. As a result of the current and projected low interest rate environment, and the related expectation that payments due on the interest rate swap will increase, the Company believes that cash payments for interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes no longer remain probable. As a result, at December 31, 2008 all amounts previously recorded in accumulated other comprehensive income related to interest rate swap activity while that instrument was designated as a cash flow hedge (amounting to $0.8 million, net of tax) were reclassified to Other Income (Expense), Net in the consolidated statement of income for US Oncology Holdings, Inc.

At December 31, 2006, Holdings was party to an interest rate swap agreement used to convert the $250.0 million floating rate notes issued by Holdings to a fixed interest rate of 9.4% through March 15, 2007. During the year ended December 31, 2006, Holdings recognized unrealized gains of $0.9 million for this cash flow hedge as Accumulated Other Comprehensive Income, net of tax in the Statements of Stockholders’ Equity. During the year ended December 31, 2006, $0.8 million was reclassified and recognized into earnings, net of tax, as interest expense on the hedged note was recognized. The interest rate swap qualified for the short-cut method of hedge accounting and, accordingly, no ineffectiveness was assumed or reflected in Holdings’ Consolidated Statement of Operations.

3. Exhibit Index

Exhibit No.	Description
3.1[1]	Second Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2[2]	Bylaws of US Oncology Holdings, Inc.

4.1[2]	Indenture, dated as of March 13, 2007, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.2[2]	Form of Senior Floating Rate PIK Toggle Note due 2012 (included in Exhibit 4.1)

4.3[3]	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.4[4]	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 4.4)

4.5[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.6[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.7[4]	Form of 9% Senior Note due 2012 (included in Exhibit 4.7)

4.8[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.9[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.10[4]	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 4.11)

4.11[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.12[4]	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers

4.13[4]	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

4.14[1]	Stock Purchase Agreement, dated as of December 21, 2006

4.15[1]	Amended and Restated Stockholders Agreement, dated as of December 21, 2006

4.16[1]	Amended and Restated Registration Rights Agreement, dated as of December 21, 2006

10.1[4]	Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent

10.2[5]	Amendment No. 1, dated as of March 17, 2005, to the Credit Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent

10.3[4]	Guarantee and Collateral Agreement, dated as of August 20, 2004, among US Oncology Holdings, Inc., US Oncology, Inc., the Subsidiaries of US Oncology, Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent

10.4†	Form of Executive Employment Agreement, dated as of November 1, 2008, among US Oncology Holdings, Inc., US Oncology, Inc. and each of its executive officers.

10.4[4]	Form of Restricted Stock Agreement

10.5[4]	Form of Unit Grant

10.6[4]	US Oncology Holdings, Inc. Equity Incentive Plan

10.7[4]	US Oncology Holdings, Inc. 2008 Long-Term Cash Incentive Plan

10.8[4]	US Oncology Holdings, Inc. 2004 Director Stock Option Plan

10.9[6]	AMENDMENT NO. 2 dated as of November 15, 2005, to the CREDIT AGREEMENT dated as of August 20, 2004, as amended as of March 17, 2005, among US ONCOLOGY HOLDINGS, INC., a Delaware corporation, US ONCOLOGY, INC., a Delaware corporation, the LENDERS party thereto, JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, WACHOVIA BANK, NATIONAL ASSOCIATION, as Syndication Agent, and CITICORP NORTH AMERICA, INC., as Documentation Agent.

10.10[7]	INCREMENTAL FACILITY AMENDMENT AND AMENDMENT NO. 3 dated as of July 10, 2006, to the CREDIT AGREEMENT dated as of August 20, 2004, as amended as of March 17, 2005, and November 15, 2005, among US ONCOLOGY HOLDINGS, INC., a Delaware corporation, US ONCOLOGY, INC., a Delaware corporation, the LENDERS party thereto, JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, WACHOVIA BANK, NATIONAL ASSOCIATION, as Syndication Agent, and CITICORP NORTH AMERICA, INC., as Documentation Agent.

10.11[1]	AMENDMENT NO. 4 dated as of December 21, 2006, among US ONCOLOGY HOLDINGS, INC., a Delaware corporation, US ONCOLOGY, INC., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the LENDERS party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent.

10.12[9]	AMENDMENT NO. 5 dated as of March 1, 2007, among US ONCOLOGY HOLDINGS, INC., a Delaware corporation, US ONCOLOGY, INC., a Delaware corporation, the Subsidiary Loan Parties (as defined in the Credit Agreement) party thereto, the LENDERS party thereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent.

10.13[10]	AMENDMENT NO. 6 dated as of November 30, 2007, to the Credit Agreement Dated as of August 20, 2004, as Amended as of March 17, 2005, among US ONCOLOGY HOLDINGS, INC., a Delaware corporation , US ONCOLOGY, INC., a Delaware Corporation , the Lenders party thereto, JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, WACHOVIA BANK, NATIONAL ASSOCIATION, as Syndication Agent, and CITICORP NORTH AMERICA, INC, as Documentation Agent.

14[8]	Code of Ethics

21†	Subsidiaries of the registrant

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Chief Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Chief Financial Officer

[1]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on December 27, 2006, and incorporated herein by reference.

[2]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.

[3]	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference.

[4]	Filed as an exhibit to the 8-K filed by US Oncology Holdings, Inc. on January 7, 2008.

[5]	Filed as Exhibit 10.1 to the 8-K filed by US Oncology, Inc. on March 29, 2005, and incorporated herein by reference.

[6]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on November 21, 2005, and incorporated herein by reference.

[7]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on July 13, 2006, and incorporated herein by reference.

[8]	Filed as Exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

[9]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.

[10]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on December 4, 2007, and incorporated herein by reference.

†	Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2009.

US ONCOLOGY HOLDINGS, INC AND US ONCOLOGY, INC.

/s/ MICHAEL A. SICURO
Michael A. Sicuro,
Executive Vice President and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. DALE ROSS	Chairman of the Board, Director	March 11, 2009
R. Dale Ross

/s/ BRUCE D. BROUSSARD	Chief Executive Officer, President and	March 11, 2009
Bruce D. Broussard	Director (Principal Executive Officer)

/s/ MICHAEL A. SICURO	Executive Vice President and Chief Financial	March 11, 2009
Michael A. Sicuro	Officer (Principal Financial Officer)

/s/ VICKI H. HITZHUSEN	Chief Accounting Officer	March 11, 2009
Vicki H. Hitzhusen	(Principal Accounting Officer)

/s/ RUSSELL L. CARSON	Director	March 11, 2009
Russell L. Carson

/s/ JAMES E. DALTON, JR.	Director	March 11, 2009
James E. Dalton, Jr.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY INC.

/s/ THOMAS L. DOSTER	Director	March 11, 2009
Thomas L. Doster

/s/ LLOYD K. EVERSON, M.D.	Director	March 11, 2009
Lloyd K. Everson, M.D.

/s/ DANIEL S. LYNCH	Director	March 11, 2009
Daniel S. Lynch

/s/ D. SCOTT MACKESY	Director	March 11, 2009
D. Scott Mackesy

/s/ RICHARD B. MAYOR	Director	March 11, 2009
Richard B. Mayor

/s/ MARK C. MYRON, M.D.	Director	March 11, 2009
Mark C. Myron, M.D.

/s/ ROBERT A. ORTENZIO	Director	March 11, 2009
Robert A. Ortenzio

/s/ R. STEVEN PAULSON	Director	March 11, 2009
R. Steven Paulson

/s/ BOONE POWELL, JR.	Director	March 11, 2009
Boone Powell, Jr.