Form 10-Q
period 2009-03-31
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2009-05-07
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers: 333-144492 and 0-26190

US Oncology Holdings, Inc.

US Oncology, Inc.

(Exact name of registrants as specified in their charters)

Delaware	90-0222104
Delaware	84-1213501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10101 Woodloch Forest

The Woodlands, Texas

77380

(Address of principal executive offices)

(Zip Code)

(281) 381-1000

(Registrants’ telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐		Accelerated filers ☐

Non-accelerated filers ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of May 6, 2009, 148,171,820 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$108,844	$104,477	$108,843	$104,476
Accounts receivable	374,485	364,336	374,485	364,336
Other receivables	22,607	25,707	22,607	25,707
Prepaid expenses and other current assets	27,683	26,182	23,612	20,682
Inventories	110,293	130,967	110,293	130,967
Deferred income taxes	8,818	9,749	4,373	4,373
Due from affiliates	58,451	75,884	50,279	66,428

Total current assets	711,181	737,302	694,492	716,969
Property and equipment, net	407,494	410,248	407,494	410,248
Service agreements, net	268,057	273,646	268,057	273,646
Goodwill	377,270	377,270	377,270	377,270
Other assets	69,501	72,434	62,384	64,720

Total assets	$1,833,503	$1,870,900	$1,809,697	$1,842,853

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term indebtedness	$13,544	$10,677	$13,544	$10,677
Accounts payable	280,488	266,443	280,332	266,190
Due to affiliates	113,675	136,913	113,675	136,913
Accrued compensation cost	35,986	40,776	35,986	40,776
Accrued interest payable	10,280	26,266	10,180	26,266
Income taxes payable	—	—	2,137	2,727
Other accrued liabilities	45,488	45,341	33,633	34,804

Total current liabilities	499,461	526,416	489,487	518,353
Deferred revenue	7,726	6,894	7,726	6,894
Deferred income taxes	12,350	15,783	40,519	35,139
Long-term indebtedness	1,529,483	1,517,884	1,053,867	1,061,133
Other long-term liabilities	32,970	47,472	11,636	12,347

Total liabilities	2,081,990	2,114,449	1,603,235	1,633,866
Commitments and contingencies (Note 10)
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, liquidation preference of $320,821,253 as of March 31, 2009 and $315,383,422 as of December 31, 2008	334,760	329,322	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding, liquidation preference of $48,510,847 as of March 31, 2009 and $47,688,602 as of December 31, 2008	57,451	56,629	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 148,319,920 and 148,281,420 shares issued and outstanding in 2009 and 2008, respectively	148	148	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	—	557,273	560,768
Retained (deficit) equity	(654,371)	(643,220)	(364,337)	(365,354)

Total Company stockholders’ (deficit) equity	(654,223)	(643,072)	192,937	195,415
Noncontrolling interests	13,525	13,572	13,525	13,572

Total stockholders’ (deficit) equity	(640,698)	(629,500)	206,462	208,987

Total liabilities and stockholders’ (deficit) equity	$1,833,503	$1,870,900	$1,809,697	$1,842,853

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Product revenue	$563,080	$543,261	$563,080	$543,261
Service revenue	279,481	267,346	279,481	267,346

Total revenue	842,561	810,607	842,561	810,607

Cost of products	551,585	532,027	551,585	532,027

Cost of services:
Operating compensation and benefits	137,640	130,188	137,640	130,188
Other operating costs	80,696	76,796	80,696	76,796
Depreciation and amortization	17,565	18,601	17,565	18,601

Total cost of services	235,901	225,585	235,901	225,585

Total cost of products and services	787,486	757,612	787,486	757,612
General and administrative expense	18,171	20,039	18,131	19,988
Impairment and restructuring charges	1,409	381,306	1,409	381,306
Depreciation and amortization	7,533	7,153	7,533	7,153

	814,599	1,166,110	814,559	1,166,059

Income (loss) from operations	27,962	(355,503)	28,002	(355,452)

Other expense:
Interest expense, net	(33,009)	(36,279)	(22,622)	(24,200)
Other income (expense), net	(763)	(14,638)	—	1,371

Income (loss) before income taxes	(5,810)	(406,420)	5,380	(378,281)
Income tax benefit (provision)	1,111	9,747	(3,604)	922

Net income (loss)	(4,699)	(396,673)	1,776	(377,359)
Less: Net income attributable to noncontrolling interests	(759)	(715)	(759)	(715)

Net income (loss) attributable to the Company	$(5,458)	$(397,388)	$1,017	$(378,074)

Other comprehensive income (loss):
Net income (loss)	$(4,699)	$(396,673)	$1,776	$(377,359)
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	11	—	—

Comprehensive income (loss)	(4,699)	(396,662)	1,776	(377,359)
Comprehensive income attributable to noncontrolling interests	(759)	(715)	(759)	(715)

Other comprehensive income (loss) attributable to the Company	$(5,458)	$(397,377)	$1,017	$(378,074)

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	US Oncology Holdings, Inc. Shareholders					Noncontrolling Interests	Total
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit
Balance at December 31, 2008	148,281	$148	$—	$—	$(643,220)	$13,572	$(629,500)

Share-based compensation	—	—	569	—	—	—	569
Restricted stock award issuances	250	—	—	—	—	—	—
Forfeiture of restricted stock awards	(211)	—	—	—	—	—	—
Accretion of preferred stock dividends	—	—	(569)	—	(5,693)	—	(6,262)
Distributions to noncontrolling interests	—	—	—	—	—	(806)	(806)
Net income (loss)	—	—	—	—	(5,458)	759	(4,699)

Balance at March 31, 2009	148,320	$148	$—	$—	$(654,371)	$13,525	$(640,698)

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(unaudited, in thousands, except share information)

	US Oncology, Inc. Shareholder				Noncontrolling Interests	Total
	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)
Balance at December 31, 2008	100	$1	$560,768	$(365,354)	$13,572	$208,987

Share-based compensation	—	—	569	—	—	569
Dividend paid	—	—	(4,064)	—	—	(4,064)
Distributions to noncontrolling interests	—	—	—	—	(806)	(806)
Net income	—	—	—	1,017	759	1,776

Balance at March 31, 2009	100	$1	$557,273	$(364,337)	$13,525	$206,462

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,699)	$(396,673)	$1,776	$(377,359)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	27,468	28,121	26,871	27,523
Impairment and restructuring charges	1,409	381,306	1,409	381,306
Deferred income taxes	(2,502)	(11,531)	5,380	(2,060)
Non-cash compensation expense	569	555	569	555
(Gain)/loss on sale of assets	—	(1,370)	—	(1,370)
Equity in earnings of joint ventures	(609)	(254)	(609)	(254)
Loss on interest rate swap	763	16,009	—	—
Non-cash interest under PIK election	9,313	10,329	—	—
(Increase) Decrease in:
Accounts and other receivables	(7,049)	(2,468)	(7,049)	(2,468)
Prepaid expenses and other current assets	(2,977)	3,723	(2,977)	3,723
Inventories	20,674	(10,684)	20,674	(10,684)
Other assets	19	16	19	16
Increase (Decrease) in:
Accounts payable	15,705	35,945	15,804	36,866
Due from/to affiliates	(5,896)	10,409	(6,033)	11,539
Income taxes receivable/payable	1,429	1,794	(1,737)	1,020
Other accrued liabilities	(26,654)	(14,347)	(23,070)	(17,489)

Net cash provided by operating activities	26,963	50,880	31,027	50,864

Cash flows from investing activities:
Acquisition of property and equipment	(16,047)	(23,624)	(16,047)	(23,624)
Net payments in affiliation transactions	—	(36,071)	—	(36,071)
Designation of restricted cash	—	(500)	—	(500)
Net proceeds from sale of assets	—	2,097	—	2,097
Distributions from unconsolidated subsidiaries	705	682	705	682

Net cash used in investing activities	(15,342)	(57,416)	(15,342)	(57,416)

Cash flows from financing activities:
Repayment of term loan	—	(1,232)	—	(1,232)
Repayment of other indebtedness	(6,448)	(471)	(6,448)	(471)
Debt financing costs	—	(16)	—	—
Net distributions to parent	—	—	(4,064)	—
Distributions to noncontrolling interests	(806)	(638)	(806)	(638)
Proceeds from exercise of stock options	—	25	—	—
Contribution of proceeds from exercise of stock options	—	—	—	25

Net cash used in financing activities	(7,254)	(2,332)	(11,318)	(2,316)

Decrease in cash and cash equivalents	4,367	(8,868)	4,367	(8,868)
Cash and cash equivalents:
Beginning of period	104,477	149,257	104,476	149,256

End of period	$108,844	$140,389	$108,843	$140,388

Interest paid	$36,653	$37,527	$36,641	$37,514
Income taxes and related interest paid (refunded)	(53)	83	(53)	83
Non-cash investing and financing transactions:
Notes issued in affiliation transactions	—	32,677	—	32,677
Notes issued for interest paid-in-kind	18,865	22,789	—	—

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004 when a wholly owned subsidiary of Holdings agreed to merge with and into US Oncology, Inc. (“US Oncology”), with US Oncology continuing as the surviving corporation (the “Merger”). The Merger was consummated on August 20, 2004. Currently, Holdings’ principal asset is 100% of the shares of common stock of US Oncology. Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.”

The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries which provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in cancer-related clinical research studies. US Oncology is affiliated with 1,227 physicians operating in 468 locations, including 95 radiation oncology facilities in 39 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature, except for the adoption of the accounting standards discussed in Note 11, and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009.

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

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended March 31, 2009 and 2008, the affiliated practices under comprehensive service agreements derived 39.4% and 38.2%, respectively, of their net patient revenue from services provided under the Medicare program (of which 6.4% and 4.7%, respectively, relate to Medicare managed care) and 3.5% and 3.1%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in both periods. One additional payer, depending on the quarter, may represent more or less than 10% of the aggregate net revenues of affiliated practices under comprehensive service agreements. During the three months ended March 31, 2009 and 2008, that payer represented 10.1% and 9.8%, respectively, of such affiliated practices’ aggregate net revenues. Changes in the payer reimbursement rates, or in affiliated practices’ payer mix could materially and adversely affect the Company’s revenues.

Erythropoiesis-stimulating agents (“ESAs”) are drugs used for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive for their cancer. ESAs have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. ESAs are administered to increase levels of healthy red blood cells as an alternative to blood transfusions.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

On July 30, 2007, Centers for Medicare & Medicaid Services (“CMS”) issued a national coverage decision (“NCD”) establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with US Oncology. In addition, the Oncology Drug Advisory Committee of the FDA (“ODAC”) met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings, on July 30, 2008, the FDA published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement (rather than prescribing) for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers.

The FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) proposal relating to ESAs by manufacturers which was filed with the FDA in late August, 2008. The REMS is expected to focus on future ESA prescribing guidelines and may require additional patient consent/education requirements, medical guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for manufacturers to implement the new program is uncertain and it presently remains under FDA review. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to prescribe ESAs for their patients. Because the REMS may impact prescribing patterns, it is not possible to estimate its impact on the financial results of the Company until it becomes effective (expected to be sometime in 2009). We believe a possible impact of the REMS could be further reductions in ESA utilization. Because the use of ESAs relates to specific clinical determinations and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and risks related to ESA use.

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Operating income attributable to ESAs administered by our network of affiliated physicians was $5.6 million and $10.2 million during the three months ended March 31, 2009 and 2008, respectively. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under both of these arrangements.

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

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare payment rates and policy changes effective for services furnished by physicians and non-physician practitioners as of January 1, 2009. The Medicare Physician Fee Schedule released in October includes a 5% decrease in the conversion factor from the 2008 rates reflecting the discontinuation of a budget neutrality adjustor that had been applied to a portion of the fee schedule calculation for the past two years. This change negatively impacted highly technical services and increased reimbursement for services with greater physician work components (such as Evaluation and Management services).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Under this fee schedule, pretax income for the three months ended March 31, 2009, decreased by approximately $0.3 million compared to the three months ended March 31, 2008.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full beginning January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). During the three months ended March 31, 2009, the Final Rule changes in PE values resulted in an increase in pretax income of $1.0 million over the comparable prior year periods for Medicare non-drug reimbursement excluding the 2009 conversion factor change.

On April 6, 2009, CMS issued a final national coverage determination (“NCD”) to expand coverage for initial testing with positron emission tomography (“PET”) as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis to include subsequent treatment strategies and is expected to expand usage of PET scans, including at US Oncology affiliated practices, beginning in the second quarter of 2009.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for 25.1% and 24.2% of revenue for the three month periods ended March 31, 2009, and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
Revenue of Texas Oncology, P.A.	$211,503	$196,518
Less: Reimbursement of expenses	201,270	185,175

Earnings component of management fee	$10,233	$11,343

NOTE 3 – Fair Value Measurements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2008, the FASB issued Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured on a recurring basis. Effective January 1, 2009, the Company adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements on a non-recurring basis, which would include goodwill (generally as a result of an impairment assessment), did not have a material impact on the Company’s consolidated financial statements as there was no fair value measurement recorded for goodwill during the three months ended March 31, 2009. Effective January 1, 2008, the Company has applied the provisions of the statement to its disclosures related to assets and liabilities which are measured at fair value on a recurring basis (at least annually). As a result, SFAS No. 157 was applied to the Company’s interest rate swap liability.

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

Liabilities consist of the Company’s interest rate swap, only, which is valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, is classified as Level 2. Under the interest rate swap the Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final interest settlement date on March 15, 2012. The fair value of the interest rate swap is estimated based upon the expected future cash

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, which results in a net liability position, as well as the counterparty’s credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes, an instrument with a similar credit profile and term as the interest rate swap, and the like term treasury spread (as an estimate of a risk free rate). An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the interest rate swap by $6.9 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. Because a portion of the Company’s indebtedness, approximately $487.3 million, remains exposed to changes in variable interest rates, movements that favorably impact the fair market value of the interest rate swap will increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$—	$—	$—	$—
Liabilities
Other accrued liabilities	11,853	—	11,853	—
Other long-term liabilities	15,395	—	15,395	—

Total	$27,248	$—	$27,248	$—

Non-designated Derivative Instrument

The Company’s interest rate swap agreement described above was initially designated as a cash flow hedge against the variability of cash future interest payments on the Holdings Notes (see Note 6). The Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable and has discontinued cash flow hedge accounting for the interest rate swap. Subsequent to discontinuation of hedge accounting, the Company has recognized all unrealized gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized unrealized losses during the three months ended March 31, 2009 and 2008 as follows (in thousands):

	Three Months Ended March 31,
Statements of Operations Caption	2009	2008
Other income (expense), net	$(763)	$(16,009)

Although cash flow hedge accounting is no longer applied to the interest rate swap, the Company believes the swap, economically, remains a hedge against the variability in a portion of interest payments of the Holdings Notes and the $436.7 million floating rate debt outstanding under US Oncology’s senior secured credit facility.

At March 31, 2008, accumulated other comprehensive income included $1.5 million, net of tax, related to the interest rate swap which represented activity while the instrument was designated as a cash flow hedge that was associated with future interest payments which could not be considered probable of not occurring at that time. During the three months ended March 31, 2008, no gains or losses in accumulated other comprehensive income had been reclassified into earnings. At December 31, 2008, due to the current and projected low interest rate environment, and the expectation that payments due on the interest rate swap would increase, the Company believed that cash payments for interest rate swap obligations would reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

cash interest for the Holdings Notes no longer remained probable. As a result, at December 31, 2008 all amounts previously recorded in accumulated other comprehensive income related to interest rate swap activity while that instrument was designated as a cash flow hedge (amounting to $0.8 million, net of tax) were reclassified to Other Income (Expense), Net in the consolidated statement of income for US Oncology Holdings, Inc.

NOTE 4 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships and goodwill during the three months ended March 31, 2009 consisted of the following (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill
Balance at December 31, 2008	$273,646	$3,743	$377,270
Impairment charge	(150)	—	—
Amortization expense and other	(5,439)	(126)	—

Balance at March 31, 2009	$268,057	$3,617	$377,270

Average of straight-line based amortization period remaining in years as of March 31, 2009	13	7	n/a

Customer relationships, net, are classified as other assets in the accompanying Condensed Consolidated Balance Sheet. Accumulated amortization relating to service agreements was $58.2 million and $52.6 million at March 31, 2009 and December 31, 2008, respectively. The amortization expense of amortizable intangible assets for the three months ended March 31, 2009 was $5.6 million, and the estimated amortization expense for the five succeeding years approximates $20.8 million, per year.

NOTE 5 – Impairment and Restructuring Charges

Impairment and restructuring charges recognized during the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Goodwill	$—	$380,000
Severance Costs	1,242	1,306
Service Agreements, net	150	—
Property and Equipment, net	17	—

Total	$1,409	$381,306

During the three months ended March 31, 2009, the Company recorded $1.2 million of severance charges related to certain corporate personnel in connection with efforts to further reduce costs. These charges will be paid through the second quarter of 2010. In addition, an unamortized service agreement intangible was impaired for $0.2 million related to a practice that will be converting from a comprehensive services model to a targeted physician services relationship.

During the three months ended March 31, 2008, the Company recorded an impairment of its goodwill related to the Medical Oncology segment of $380.0 million. Also during the period, charges of $1.3 million were recognized primarily related to employee severance for which payment was made in the second quarter of 2008.

The carrying value of goodwill and the carrying value of service agreements are subject to impairment tests under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. In connection with the preparation of the financial statements for the three months ended March 31, 2008, and as a result of the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

decline in the financial performance of the Medical Oncology services segment, the Company assessed the recoverability of goodwill related to that segment and determined an impairment had occurred. The resulting impairment charge in the amount of $380.0 million did not result in future cash expenditures or impact the financial covenants of US Oncology’s senior secured credit facility. There were no impairments of goodwill identified during the three months ended March 31, 2009. However, future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges.

NOTE 6 – Indebtedness

As of March 31, 2009 and December 31, 2008, long-term indebtedness consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
US Oncology, Inc.
Senior Secured Credit Facility	$436,666	$436,666
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	28,595	34,956
Mortgage, capital lease obligations and other	24,150	22,188

	1,067,411	1,071,810
Less current maturities	(13,544)	(10,677)

	1,053,867	1,061,133

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	475,616	456,751

	$1,529,483	$1,517,884

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of March 31, 2009, are as follows (in thousands):

	Twelve months ending March 31,
	2010	2011	2012	2013	2014	Thereafter
US Oncology payments due	$13,544	$339,426	$114,433	$308,423	$1,891	$289,694
Holdings payments due	—	—	475,616	—	—	—

	$13,544	$339,426	$590,049	$308,423	$1,891	$289,694

Senior Secured Credit Facility

The senior secured credit facility provides for senior secured financing of up to $660.0 million, consisting of:

•

a $160.0 million revolving credit facility, including a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. At March 31, 2009, $138.1 million was available for borrowing and availability had been reduced by outstanding letters of credit amounting to $21.9 million. At March 31, 2009 and December 31, 2008, no amounts had been borrowed under the revolving credit facility.

•

a $500.0 million term loan facility with a final maturity of August, 2011 (quarterly payments of approximately $110 million due beginning in September, 2010) which has been drawn in full. The amount outstanding under the term loan was $436.7 million as of March 31, 2009 and December 31, 2008. In April, 2008, the Company repaid $29.4 million of the balance outstanding under the term loan due to requirements under its “excess cash flow” repayment provision. No additional amounts may be borrowed under the term loan facility without future amendment to the facility.

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

The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio (interest expense divided by EBITDA, as defined by the credit agreement) and a maximum leverage ratio (indebtedness divided by EBITDA, as defined by the credit agreement). At March 31, 2009, the Company was required to maintain a minimum interest coverage ratio of no less than 2.00:1 and a maximum leverage ratio of no more than 5.60:1. As of March 31, 2009, US Oncology’s actual interest coverage ratio was 2.55:1 and its actual leverage ratio was 4.97:1. Both of these covenants become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required must be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. Because the Company’s senior secured credit facility bears interest at a variable rate, a sustained increase in market interest rates may negatively impact our ability to maintain compliance with the interest coverage covenant.

Also, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow”, as defined by the facility and determined based on the Company’s annual cash flow. A payment of $29.4 million under this provision was required based on cash flow for the year ended December 31, 2007 and was paid in April, 2008. No payment was required based on cash flow for the year ended December 31, 2008. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of March 31, 2009, the Company is in compliance with the covenants of its indebtedness.

Senior Floating Rate PIK Toggle Notes

During the three months ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due March 15, 2012. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest accrues on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread is 4.50% and increased by 0.50% on March 15, 2009 and will increase by another 0.50% on March 15, 2010. During the three months ended March 31, 2009 and 2008, interest on the Holdings Notes was $10.4 and $12.1 million, respectively. In the three months ended March 31, 2009 and 2008, $1.1 million and $1.8 million, respectively, accrued as cash interest (including interest related to future spread increases and the amortization of debt issuance costs) and the remaining $9.3 million and $10.3 million, respectively, accrued under the election to pay interest in kind.

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

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of March 31, 2009, US Oncology has the ability to make approximately $26.4 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology, excluding certain non-cash charges such as the $380.0 million goodwill impairment during the three months ended March 31, 2008. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012 (see Note 3). As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. Based on projected LIBOR interest rates as of March 31, 2009, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2009. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. We expect to issue $18.4 million in notes to settle the interest due in September, 2009. In addition, we are required to pay $6.6 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2009. During the three months ended March 31, 2009, US Oncology paid dividends in the amount of $4.1 million to Holdings to finance obligations related to the Holdings Notes and interest rate swap.

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

NOTE 7 – Stock-Based Compensation

The following disclosures relate to stock incentive plans involving shares of Holdings common stock or options to purchase Holdings common stock. Activity related to Holdings’ stock-based compensation is also included in the financial statements of US Oncology, as the participants in such plans are employees of US Oncology.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Effective January 1, 2008, the Company amended the Equity Incentive Plan to (i) eliminate the distinction between shares available for grant under restricted common shares and those available for grant under stock options and (ii) increase the number of shares available for awards from 27,223,966 to 32,000,000. Also on January 1, 2008, the Company awarded 7,882,000 shares of restricted stock to employees, a portion of which related to the cancellation of 2,606,250 employee stock options. The cancellation of options in exchange for restricted shares was accounted for as a modification of the original award. As a result, the unrecognized compensation expense associated with the original award continues to be recognized over the service period related to the original award. In addition, incremental compensation cost equal to the excess of the fair value of the new award over the fair value of the original award as of the date the new award was granted, is being recognized over the service period related to the new award. Depending on the individual grants, awards vest either at the grant date or over defined service periods. Based on the individual vesting criteria for each award, the Company recorded compensation expense of approximately $0.6 million each during the three months ended March 31, 2009 and 2008, related to restricted stock and stock option awards made under the Equity Incentive Plan. At March 31, 2009, 2,672,250 shares of restricted stock or stock options were available for future awards.

The Company granted awards of 250,000 restricted shares with an aggregate fair value at the time of grant of approximately $0.1 million during the three months ended March 31, 2009 and 8,244,500 restricted shares (which includes the January 1, 2008 awards discussed above) with an aggregate fair value at the time of grant of approximately $12.8 million during the three months ended March 31, 2008. Restricted shares vest over a three to five year period from the date of grant. During the three months ended March 31, 2009 and 2008, 211,500 and 420,000 restricted shares were forfeited by holders, respectively.

The following summarizes activity for restricted shares awarded under the Equity Incentive Plan for the three months ended March 31, 2009:

Restricted Shares
Restricted shares outstanding, December 31, 2008	9,514,500
Granted	250,000
Vested	(1,175,349)
Forfeited	(211,500)

Restricted shares outstanding, March 31, 2009	8,377,651

Compensation expense related to outstanding restricted stock awards is estimated to be $2.1 million, $1.8 million, $1.8 million, $1.7 million and $0.1 million for each of the fiscal years ending December 31, 2009 through 2013. Deferred compensation related to these awards becomes fully amortized during the year ending December 31, 2014.

The following summarizes activity for options awarded under the Equity Incentive Plan for the three months ended March 31, 2009:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, December 31, 2008	588,750	$1.44
Forfeited	(14,000)	2.72

Options outstanding, March 31, 2009	574,750	1.41	7.0

Options exercisable, March 31, 2009	291,650	1.39	6.2

At March 31, 2009, 574,750 options to purchase Holdings common stock were outstanding. During the three months ended March 31, 2009, there were no options granted to purchase common shares and there were 35,000 options granted to purchase common shares during the three months ended March 31, 2008. Compensation expense related to options granted has been recorded based on the fair value as of the grant date and vesting provisions.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004 upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. At March 31, 2009, 86,000 options to purchase Holdings common stock were outstanding and 331,000 options were available for future awards. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option, annually, to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option, annually, to purchase 1,000 shares of common stock for each board committee on which such director served. As of March 31, 2009, options to purchase 169,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant. During the three months ended March 31, 2009, there were no exercises of options issued under the Director Stock Option Plan.

NOTE 8 – Income Taxes

The effective tax rate for the three months ended March 31, 2009 and 2008 was as follows:

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Income (loss) before income taxes	$(5,810)	$(406,420)	$5,380	$(378,281)
Less: Income before income taxes attributable to noncontrolling interests	(759)	(715)	(759)	(715)

Income (loss) before income taxes attributable to the Company	$(6,569)	$(407,135)	$4,621	$(378,996)

Income tax benefit (provision) attributable to the Company	$1,111	$9,747	$(3,604)	$922

Effective tax rate attributable to the Company	16.9%	2.4%	78.0%	0.2%

The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense, changes in the fair value of the Company’s interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, alter the impact that non-deductible costs have on its effective tax rate.

The difference between our effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows:

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Non-deductible expenses (1)	(3.9)	(32.4)	5.5	(34.8)
State income taxes, net of federal benefit (2)	(7.4)	0.1	12.2	(0.1)
Reserve for uncertain tax positions	(9.1)	—	13.1	—
Other	2.3	(0.3)	12.2	0.1

Effective tax rate (3)	16.9%	2.4%	78.0%	0.2%

(1)	The three months ended March 31, 2008 includes the impact of a $380.0 million goodwill impairment charge of which $376.0 million was not deductible for tax purposes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(2)

The Texas state margin tax became effective January 1, 2007. Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted to compute an income tax of an entity may not be considered in assessing an obligation for margin tax.

(3)

For the three months ended March 31, 2009, the annual effective tax rate for US Oncology Holdings, Inc. for the year ended December 31, 2009 could not be reasonably estimated because the Company expects its pretax income for this period to be near breakeven. As a result, in the interim financial statements, taxes have been provided for based on the actual results for the three months ended March 31, 2009 rather than an estimated effective tax rate for the fiscal year.

At March 31, 2009, the Company had a gross federal net operating loss carryforward benefit of approximately $57.1 million that will begin to expire in 2027. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will realize all of the benefits of its deferred tax assets. Accordingly, the Company has no valuation allowance established for federal deferred tax assets. A portion of the federal 2008 net operating losses was applied to earlier tax periods and is expected to result in approximately $9.0 million of tax refunds. This receivable is recorded as a component of other current assets as of March 31, 2009.

As of March 31, 2009, the Company had an accrual for uncertain tax positions of $2.8 million which is generally expected to settle within the next twelve months. During the three months ended March 31, 2009, the accrual was increased by $0.6 million related to a potential state tax liability for the disallowance of prior period state net operating losses.

NOTE 9 – Segment Financial Information

The Company’s reportable segments are based on internal management reporting that disaggregates the business by service line. The Company’s reportable segments are Medical Oncology Services, Cancer Center Services, Pharmaceutical Services, and Research/Other services (primarily consisting of research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its Medical Oncology and Cancer Center Services segments. In addition to managing non-clinical operations, the Medical Oncology segment provides oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The Cancer Center Services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, including radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The Pharmaceutical Services segment distributes oncology pharmaceuticals to our affiliated practices, including practices affiliated under our OPS model, provides pharmaceuticals and counseling services to patients through its oral oncology specialty pharmacy and mail order business and offers informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials.

Balance sheet information by reportable segment is not reported, since the Company does not prepare such information internally.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

The tables below present segment results for the three months ended March 31, 2009 and 2008 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended March 31, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$429,162	$—	$562,430	$—	$—	$(428,512)	$563,080
Service revenues	152,768	92,317	15,173	19,223	—	—	279,481

Total revenues	581,930	92,317	577,603	19,223	—	(428,512)	842,561
Operating expenses	(565,371)	(61,059)	(555,237)	(16,766)	(18,131)	428,512	(788,052)
Impairment and restructuring charges	(167)	—	—	—	(1,242)	—	(1,409)
Depreciation and amortization	—	(9,376)	(707)	(80)	(14,935)	—	(25,098)

Income (loss) from operations	$16,392	$21,882	$21,659	$2,377	$(34,308)	$—	$28,002

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(40)	$—	$(40)

Income (loss) from operations	$16,392	$21,882	$21,659	$2,377	$(34,348)	$—	$27,962

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Three Months Ended March 31, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$403,314	$—	$595,870	$—	$—	$(455,923)	$543,261
Service revenues	149,441	90,091	14,752	13,062	—	—	267,346

Total revenues	552,755	90,091	610,622	13,062	—	(455,923)	810,607
Operating expenses	(534,146)	(58,976)	(587,883)	(13,929)	(19,988)	455,923	(758,999)
Impairment and restructuring charges	(380,080)	—	—	—	(1,226)	—	(381,306)
Depreciation and amortization	—	(9,337)	(1,313)	(100)	(15,004)	—	(25,754)

Income (loss) from operations	$(361,471)	$21,778	$21,426	$(967)	$(36,218)	$—	$(355,452)

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(51)	$—	$(51)

Income (loss) from operations	$(361,471)	$21,778	$21,426	$(967)	$(36,269)	$—	$(355,503)

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of March 31, 2009, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending March 31,
	2010	2011	2012	2013	2014	Thereafter
Payments due	$80,655	70,322	61,167	53,492	45,177	215,947

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

Other Litigation

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

The Company is also involved in litigation with a practice in Oklahoma that was affiliated with the Company under the net revenue model until April, 2006. While the Company was still affiliated with the practice, the Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that the service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that the Company is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April, 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. The Company expects those hearings to occur in late 2009 or 2010. Because of the need for further proceedings, the Company believes that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to the Company. In any event, as with any complex litigation, the Company anticipates that this dispute may take several years to resolve.

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At March 31, 2009, the total owed to the Company for those receivables of $22.4 million is reflected on its balance sheet as other noncurrent assets. Currently, approximately $12.0 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, $7.6 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company’s management believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded in other noncurrent assets at March 31, 2009. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice.

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

Certificate of Need Regulatory Action

During the three months ended September 30, 2006, one of the Company’s affiliated practices in North Carolina lost (through state regulatory action) the ability to provide radiation services at its cancer center in Asheville. The practice continued to provide medical oncology services, but was not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice appealed the regulatory action and the North Carolina Court of Appeals ruled in favor of the practice on procedural grounds and ordered the state agency to hold a new hearing on its regulatory action. During the three months ended March 31, 2008, the practice received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008 while the appeal is pending. As a result, the practice resumed diagnostic services in September, 2008 and radiation services in February, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, the Company performed impairment testing as of March 31, 2007 and it recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. No additional impairment charges relating to this regulatory action have been recorded through March 31, 2009.

As of March 31, 2009, our Consolidated Balance Sheet included net assets in the amount of $0.7 million related to this practice, which includes primarily working capital in the amount of $0.4 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on the Company’s balance sheet. At March 31, 2009, the lease had a remaining term of 17 years and the net present value of minimum future lease payments is approximately $7.0 million.

Antitrust Inquiry

The United States Federal Trade Commission (“FTC”) and a state Attorney General have informed one of the Company’s affiliated physician practices that they have opened an investigation to determine whether a recent transaction in which another group of physicians became employees of that affiliated group violated relevant state or federal antitrust laws. In addition, the FTC has requested information from the Company regarding its role in that transaction. The Company is in the process of responding to a request for information on this matter. At present, the Company believes that the scope of the investigation is limited to a single transaction, but it cannot assure you that the scope will remain limited. The Company believes that it and its affiliated physician practices comply with relevant antitrust laws. However, if this investigation were to result in a claim against the Company or its affiliated physician practice in which the FTC or attorney general prevails, the resulting judgment could have a material adverse financial and operational effect on the Company or that practice, including the possibility of monetary damages or fines, a requirement that it unwind the transaction at issue or the imposition of restrictions on future operations and development. In addition, addressing government investigations requires the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Furthermore, because of the size and scope of the Company’s network, there is a risk that it could be subjected to greater scrutiny by government regulators with regard to antitrust issues.

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

Holdings Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). As of December 31, 2007, no amounts were available for payment under the 2004 Cash Incentive Plan. Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012, and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during the three months ended March 31, 2009 that would require a payment under the 2008 Cash Incentive Plan.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of March 31, 2009, $4.8 million was available for payment under the 2008 Cash Incentive Plan. Because payments of awards under the Plan are based upon occurrence of a specific event, obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event, as discussed above, occurs.

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

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2008, the FASB issued Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured on a recurring basis. Effective January 1, 2009, the Company adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on the Company’s consolidated financial statements (see Note 3).

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non-controlling interest in an acquiree and the resulting goodwill. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on the Company’s accounting for future business combinations once adopted, however the effect is dependent upon acquisitions which may occur in the future.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially-owned subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, rather than a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 was effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in the Company’s condensed consolidated financial statements contained herein.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 was effective for the Company on January 1, 2009, and was adopted without a material impact on the Company’s consolidated financial statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

In April, 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. FSP 142-3 was effective January 1, 2009 for the Company. There was no impact to the Company of adopting FSP 142-3, however, FSP 142-3 may result in a change in the useful lives of intangible assets recognized in future periods. (See Note 4 regarding intangible assets currently held by the Company.)

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

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the three months ended March 31, 2009 and 2008. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of March 31, 2009, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, CCCN NW Building JV, L.L.C., and Oregon Cancer Center, Ltd.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of March 31, 2009

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$108,842	$1	$—		$108,843
Accounts receivable	—	367,950	6,535	—		374,485
Other receivables	—	22,607	—	—		22,607
Prepaid expenses and other current assets	532	22,139	941	—		23,612
Inventories	—	110,293	—	—		110,293
Deferred income taxes	4,373	—	—	—		4,373
Due from affiliates	604,070	—	—	(553,791	) (a)	50,279
Investment in subsidiaries	408,752	—	—	(408,752	) (b)	—

Total current assets	1,017,727	631,831	7,477	(962,543)		694,492
Property and equipment, net	—	364,206	43,288	—		407,494
Service agreements, net	—	266,948	1,109	—		268,057
Goodwill	—	371,677	5,593	—		377,270
Other assets	22,569	38,162	1,653	—		62,384

	$1,040,296	$1,672,824	$59,120	$(962,543)		$1,809,697

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$10,557	$1,732	$1,255	$—		$13,544
Accounts payable	—	279,657	675	—		280,332
Intercompany accounts	(248,738)	258,064	(9,326)	—		—
Due to affiliates	—	651,403	16,063	(553,791	) (a)	113,675
Accrued compensation cost	—	35,694	292	—		35,986
Accrued interest payable	10,180	—	—	—		10,180
Income taxes payable	2,137	—	—	—		2,137
Other accrued liabilities	—	33,398	235	—		33,633

Total current liabilities	(225,864)	1,259,948	9,194	(553,791)		489,487
Deferred revenue	—	7,726	—	—		7,726
Deferred income taxes	40,519	—	—	—		40,519
Long-term indebtedness	1,032,704	2,902	18,261	—		1,053,867
Other long-term liabilities	—	8,132	3,504	—		11,636

Total liabilities	847,359	1,278,708	30,959	(553,791)		1,603,235

Commitments and contingencies
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	557,273	—	—	—		557,273
Retained earnings (deficit)	(364,337)	—	—	—		(364,337)

Total Company stockholder’s equity	192,937	—	—	—		192,937

Noncontrolling interests	—	—	13,525	—		13,525
Subsidiary equity	—	394,116	14,636	(408,752	) (b)	—

Total stockholder’s equity	192,937	394,116	28,161	(408,752)		206,462

	$1,040,296	$1,672,824	$59,120	$(962,543)		$1,809,697

(a)	Elimination of intercompany balances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$104,475	$1	$—		$104,476
Accounts receivable	—	354,889	9,447	—		364,336
Other receivables	—	25,707	—	—		25,707
Prepaid expenses and other current assets	527	20,155	—	—		20,682
Inventories	—	130,967	—	—		130,967
Deferred income taxes	4,373	—	—	—		4,373
Due from affiliates	649,233	95	—	(582,900	) (a)	66,428
Investment in subsidiaries	381,549	—	—	(381,549	) (b)	—

Total current assets	1,035,682	636,288	9,448	(964,449)		716,969
Property and equipment, net	—	368,145	42,103	—		410,248
Service agreements, net	—	269,211	4,435	—		273,646
Goodwill	—	371,677	5,593	—		377,270
Other assets	24,339	38,724	1,657	—		64,720

	$1,060,021	$1,684,045	$63,236	$(964,449)		$1,842,853

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,507	$—	$1,170	$—		$10,677
Accounts payable	—	265,311	879	—		266,190
Intercompany accounts	(249,113)	252,374	(3,261)	—		—
Due to affiliates	—	714,957	4,856	(582,900	) (a)	136,913
Accrued compensation cost	—	40,070	706	—		40,776
Accrued interest payable	26,266	—	—	—		26,266
Income taxes payable	2,727	—	—	—		2,727
Other accrued liabilities	—	35,636	(832)	—		34,804

Total current liabilities	(210,613)	1,308,348	3,518	(582,900)		518,353
Deferred revenue	—	6,894	—	—		6,894
Deferred income taxes	35,139	—	—	—		35,139
Long-term indebtedness	1,040,080	2,418	18,635	—		1,061,133
Other long-term liabilities	—	8,797	3,550	—		12,347

Total liabilities	864,606	1,326,457	25,703	(582,900)		1,633,866

Commitments and contingencies
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	560,768	—	—	—		560,768
Retained deficit	(365,354)	—	—	—		(365,354)

Total Company stockholder’s equity	195,415	—	—	—		195,415

Noncontrolling interests	—	—	13,572	—		13,572
Subsidiary equity	—	357,588	23,961	(381,549	) (b)	—

Total stockholder’s equity	195,415	357,588	37,533	(381,549)		208,987

	$1,060,021	$1,684,045	$63,236	$(964,449)		$1,842,853

(a)	Elimination of intercompany balances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$555,072	$8,008	$—		$563,080
Service revenue	—	274,009	5,472	—		279,481

Total revenue	—	829,081	13,480	—		842,561
Cost of products	—	543,740	7,845	—		551,585
Cost of services:
Operating compensation and benefits	—	135,181	2,459	—		137,640
Other operating costs	—	80,276	420	—		80,696
Depreciation and amortization	—	16,498	1,067	—		17,565

Total cost of services	—	231,955	3,946	—		235,901
Total cost of products and services	—	775,695	11,791	—		787,486
General and administrative expense	87	18,044	—	—		18,131
Impairment and restructuring charges	—	1,409	—	—		1,409
Depreciation and amortization	—	7,533	—	—		7,533

	87	802,681	11,791	—		814,559

Income (loss) from operations	(87)	26,400	1,689	—		28,002
Other income (expense)
Interest expense, net	(22,475)	275	(422)	—		(22,622)

Income (loss) before income taxes	(22,562)	26,675	1,267	—		5,380
Income tax benefit (provision)	(3,604)	—	—	—		(3,604)
Equity in subsidiaries	27,942	—	—	(27,942	) (a)	—

Net income	1,776	26,675	1,267	(27,942)		1,776
Less: Net income attributable to noncontrolling interests	(759)	(549)	(210)	759	(a)	(759)

Net income attributable to the Company	$1,017	$26,126	$1,057	$(27,183)		$1,017

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$532,700	$10,561	$—		$543,261
Service revenue	—	258,233	9,113	—		267,346

Total revenue	—	790,933	19,674	—		810,607
Cost of products	—	521,685	10,342	—		532,027
Cost of services:
Operating compensation and benefits	—	126,069	4,119	—		130,188
Other operating costs	—	75,485	1,311	—		76,796
Depreciation and amortization	—	17,794	807	—		18,601

Total cost of services	—	219,348	6,237	—		225,585
Total cost of products and services	—	741,033	16,579	—		757,612
General and administrative expense	93	19,895	—	—		19,988
Impairment and restructuring charges	—	381,306	—	—		381,306
Depreciation and amortization	—	7,153	—	—		7,153

	93	1,149,387	16,579	—		1,166,059

Income (loss) from operations	(93)	(358,454)	3,095	—		(355,452)
Other income (expense)
Interest expense, net	(25,044)	1,186	(342)	—		(24,200)
Other income	—	1,371	—	—		1,371

Income (loss) before income taxes	(25,137)	(355,897)	2,753	—		(378,281)
Income tax benefit	922	—	—	—		922
Equity in subsidiaries	(353,144)	—	—	353,144	(a)	—

Net income (loss)	(377,359)	$(355,897)	$2,753	$353,144		$(377,359)
Less: Net income attributable to noncontrolling interests	(715)	(130)	(585)	715	(a)	(715)

Net income (loss) attributable to the Company	$(378,074)	$(356,027)	$2,168	$353,859		$(378,074)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$10,390	$19,608	$1,029	$31,027

Cash flows from investing activities:
Acquisition of property and equipment	—	(15,862)	(185)	(16,047)
Net payments in affiliation transactions	(109)	109	—	—
Distributions from unconsolidated subsidiaries	—	465	240	705

Net cash provided by (used in) investing activities	(109)	(15,288)	55	(15,342)

Cash flows from financing activities:
Repayment of other indebtedness	(6,217)	47	(278)	(6,448)
Distributions to noncontrolling interests	—	—	(806)	(806)
Net distributions to parent	(4,064)	—	—	(4,064)

Net cash provided by (used in) financing activities	(10,281)	47	(1,084)	(11,318)

Increase in cash and cash equivalents	—	4,367	—	4,367
Cash and cash equivalents:
Beginning of period	—	104,475	1	104,476

End of period	$—	$108,842	$1	$108,843

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(31,451)	$81,722	$593	$50,864

Cash flows from investing activities:
Acquisition of property and equipment	—	(23,889)	265	(23,624)
Net payments in affiliation transactions	32,677	(68,748)	—	(36,071)
Designation of restricted cash	—	(500)	—	(500)
Net proceeds from sale of assets	—	2,097	—	2,097
Distributions from unconsolidated subsidiaries	—	682	—	682

Net cash provided by (used in) investing activities	32,677	(90,358)	265	(57,416)

Cash flows from financing activities:
Repayment of term loan	(1,232)	—	—	(1,232)
Repayment of other indebtedness	(20)	(231)	(220)	(471)
Distributions to noncontrolling interests	—	—	(638)	(638)
Contributions of proceeds from exercise of stock options	25	—	—	25

Net cash used in financing activities	(1,227)	(231)	(858)	(2,316)

Decrease in cash and cash equivalents	(1)	(8,867)	—	(8,868)
Cash and cash equivalents:
Beginning of period	—	149,255	1	149,256

End of period	$(1)	$140,388	$1	$140,388

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on March 12, 2009, and subsequent filings.

General

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.” US Oncology, headquartered in The Woodlands, Texas, supports one of the nation’s largest cancer treatment and research networks. As of March 31, 2009, our network included:

•	1,227 affiliated physicians

•	468 sites of service

•	80 comprehensive cancer centers and 15 facilities providing radiation therapy only

•	A research network currently managing 71 active clinical trials

•	A pharmaceutical distribution business currently distributing $2.2 billion annually in oncology pharmaceuticals

Our mission is to assist affiliated physicians in providing the right treatment, at the right time, for the right patient. We strive to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. We know that to realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers.

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

In 2009, we continue to work with existing affiliated physicians, and seek to enter into new affiliations, to increase the financial strength of network practices and support their clinical initiatives. It is the scale of our physician and patient population that allows us to realize volume efficiencies for the network and a variety of additional industry customers. We provide oncologists with a broad range of innovative products and services through two economic models: a comprehensive services model, under which we provide all of our practice management products and services under a single contract with one fee typically based on the practice’s financial performance, and our targeted physician services model, under which physicians purchase a narrower suite of services based on the types of services required by the practice. In 2009, we expect our services will increasingly be offered through targeted arrangements where a subset of our comprehensive services, including supplying oncology pharmaceuticals, reimbursement services, disease management, electronic medical records and research can be obtained separately on a fee for service basis. These targeted arrangements are designed to meet the needs of oncology practices that may not be well-suited for a comprehensive management arrangement but still value a narrower scope of our services.

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

US Oncology also works with pharmaceutical manufacturers in the development and commercialization of oncology pharmaceuticals. The US Oncology Research Network provides pharmaceutical manufacturers with a centrally managed and efficient system for the clinical development of new therapies from Phase I through IV. This research network is led by industry-leading cancer experts in all major tumor types and offers access to an unparalleled national sampling of patients. In addition, AccessMed provides patient financial assistance and product support services to assist pharmaceutical manufacturers commercialize their products while our Healthcare Informatics business collects and analyzes data to provide significant insight into drug performance and patient outcomes for ongoing product development and evaluation.

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2009 is to:

•

Expand Innovent Oncology, a service launched in 2008 that is specifically designed to bring physicians and payers together to provide the highest clinical quality while better managing the total cost of care through evidence-based treatment protocols and patient support services.

•

Grow our services to pharmaceutical manufacturers. US Oncology works with pharmaceutical manufacturers in the development and commercialization of oncology pharmaceuticals, including a centrally managed and efficient system for the research network of new therapies and informatics services to provide significant insight into drug performance and patient outcomes for ongoing product development and evaluation.

•

Deliver our services to physicians through targeted offerings to physicians desiring access to a narrower suite of our services. We expect the demand for professional management of physician groups will continue in 2009 and recently began packaging five key services (OPS, ORS, Innovent, iKnowMed and Research) into a new service offering. This offering is intended to complement the CSA model, address the needs of larger non-managed practices (five to fifteen physicians) and is available as a suite of services customized to each practice’s priorities.

•

Work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, providing customized electronic medical records and information systems, and obtaining favorable pharmaceutical pricing. We will also assist affiliated groups in strengthening their market position through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns.

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

Physician Relationship Models

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Comprehensive Service Agreements

Under our comprehensive services model (“CSA”), we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally manage the non-medical business operations of our affiliated practices and facilitate communication with our affiliated physicians. Each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. Each board’s responsibilities include strategic planning, decision-making and preparation of an annual financial plan for that practice. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. We are generally responsible for non-medical decisions, including facilities management and information systems management.

During the three months ended March 31, 2009 and 2008, 81.2% and 80.2% of our revenue, respectively, was derived from comprehensive service agreements. Under most of our comprehensive service agreements, we are compensated under the earnings model. Under that model, we account for all expenses that we incur in connection with managing a practice, including rent, pharmaceutical expenses and salaries and benefits of non-physician employees of the practices, and are paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. Our fees in the remaining comprehensive service agreements are on different arrangements, most commonly a fixed management fee as required in some states.

Targeted Physician Services

Our services are increasingly being offered through targeted arrangements where a subset of the services offered through our comprehensive management agreements are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 14.8% and 16.0% of our revenue during the three months ended March 31, 2009 and 2008, respectively, which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses. A smaller portion of our revenue from targeted arrangements was payment for billing, collection and reimbursement support service and payment for the other services we provide. Rates for our services typically are based on the level of services desired by the practice.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond management’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Such risks and uncertainties include the impact of a recession in the U.S. or global economy, the possibility of healthcare reform in the United States and its impact on cancer care specifically, the Company’s reliance on pharmaceuticals for the majority of its revenues, the Company’s ability to maintain favorable pharmaceutical pricing and favorable relationships with pharmaceutical manufacturers and other vendors, concentration of pharmaceutical purchasing and favorable pricing with a limited number of vendors, prescription drug reimbursement, such as reimbursement for ESAs, and other reimbursement under Medicare (including reimbursement for radiation and diagnostic services), reimbursement for medical services by non-governmental payers and cost-containment efforts by such payers, including whether such payers adopt coverage guidelines regarding ESAs that are similar to Medicare coverage, other changes in the manner patient care is reimbursed or administered, the impact of increasing unemployment (which may result in a larger population of uninsured and under-insured patients), the decisions of employers to increase the financial responsibility of individuals under health insurance

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

programs offered to their employees, the Company’s ability to service its substantial indebtedness and comply with related covenants in debt agreements, the Company’s ability to obtain amendments to its credit facility financial covenants on terms acceptable to it, the Company’s ability to fund its operations through operating cash flow or utilization of its existing credit facility or its ability to obtain additional financing on acceptable terms, the instability of capital and credit markets, including the potential that certain financial institutions may be unable to honor existing financing commitments, the Company’s ability to implement strategic initiatives, the Company’s ability to maintain good relationships with existing practices and expand into new markets and development of existing markets, modifications to, and renegotiation of, existing economic arrangements, the Company’s ability to complete cancer centers and PET facilities currently in development and its ability to recover investments in cancer centers, government regulation and enforcement, increases in the cost of providing cancer treatment services and the operations of the Company’s affiliated physician practices, and potential impairments that could result from declining market valuations.

Please refer to our filings with the SEC, including our Annual Report on Form 10-K, filed with the SEC on March 12, 2009, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Erythropoiesis-stimulating agents (“ESAs”) are drugs used for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive for their cancer. ESAs have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. ESAs are administered to increase levels of healthy red blood cells as an alternative to blood transfusions.

On July 30, 2007, Centers for Medicare & Medicaid Services (“CMS”) issued a national coverage decision (“NCD”) establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with US Oncology. In addition, the Oncology Drug Advisory Committee of the FDA (“ODAC”) met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings, on July 30, 2008, FDA published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement (rather than prescribing) for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers.

The FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) proposal relating to ESAs by manufacturers which was filed with the FDA in late August, 2008. The REMS is expected to focus on future ESA prescribing guidelines and may require additional patient consent/education requirements, medical guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for manufacturers to implement the new program is uncertain and it presently remains under FDA review. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to prescribe ESAs for their patients. Because the REMS may impact prescribing patterns, it is not possible to estimate its impact on the financial results of the Company until it becomes effective (expected to be sometime in 2009). We believe a possible impact of the REMS could be further reductions in ESA utilization. Because the use of ESAs relates to specific clinical determinations and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and risks related to ESA use.

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Operating income attributable to ESAs administered by our network of affiliated physicians was $5.6 million and $10.2 million during the three months ended March 31, 2009 and

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

2008, respectively. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under both of these arrangements.

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

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare payment rates and policy changes effective for services furnished by physicians and non-physician practitioners as of January 1, 2009. The Medicare Physician Fee Schedule released in October includes a 5.3% decrease in the conversion factor from the 2008 rates reflecting the discontinuation of a budget neutrality adjustor that had been applied to a portion of the fee schedule calculation for the past two years. This change negatively impacted highly technical services and increased reimbursement for services with greater physician work components (such as Evaluation and Management services). Under this fee schedule, pretax income for the three months ended March 31, 2009, decreased by approximately $0.3 million compared to the three months ended March 31, 2008. The final rule is estimated to result in a decrease in pretax income of $1.2 million in 2009 based on first quarter 2009 utilization patterns.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full beginning January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). During the three months ended March 31, 2009, the Final Rule changes in PE values resulted in an increase in pretax income of $1.0 million over the comparable prior year periods for Medicare non-drug reimbursement excluding the 2009 conversion factor change.

Imaging Reimbursement

On April 6, 2009, CMS issued a final national coverage determination (“NCD”) to expand coverage for initial testing with positron emission tomography (“PET”) as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis to include subsequent treatment strategies and is expected to expand usage of PET scans, including at US Oncology affiliated practices, beginning in the second quarter of 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

General Reimbursement Matters

Other reimbursement matters that could impact our future results include the risk factors described herein, as well as:

•	the extent to which non-governmental payers change their reimbursement rates or practices or implement other initiatives, such as pay for performance, or change benefit structures;

•	changes in practice performance or behavior, including the extent to which physicians continue to administer drugs to Medicare patients, or changes in our contracts with physicians;

•	changes in our cost structure or the cost structure of affiliated practices, including any change in the prices our affiliated practices pay for drugs;

•	changes in our business, including new cancer centers, PET system installations or otherwise expanding operations of affiliated physician groups;

•	any other changes in reimbursement or practice activity that are unrelated to the prescription drug legislation;

•	changes in patient responsibility to pay for cancer treatment as a result of employer benefit plan design, rising unemployment or other related factors; and

•	changes arising from broad healthcare reform.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, intangible assets, goodwill, accrued expenses, income taxes, and contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

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

Refer to the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K filed with the SEC on March 12, 2009, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy for recognition of revenue from affiliated practices, valuation of accounts receivable, impairment of long-lived assets, volume-based pharmaceutical rebates and accounting for income taxes.

Impairment of Long-Lived Assets

As of March 31, 2009 and December 31, 2008, our consolidated balance sheet includes goodwill in the amount of $377.3 million, of which $28.9 million, $191.4 million and $157.0 million was associated with the Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

At December 31, 2008, the Company estimated that the fair values of its Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments exceeded their carrying values by approximately $290.0 million, $44.0 million and $125.0 million, respectively.

A future decline in the operating performance or increase in the capital requirements of the Cancer Center Services segment could result in an impairment of goodwill related to this segment. Factors that could contribute to a decline in operating performance would include, but are not limited to, a reduction in reimbursement for radiation therapy and diagnostic services by third party payers (including governmental and commercial payers), an increase in operating costs such as compensation or utilities, or a reduction in our management fees under comprehensive management agreements. Additionally, increasing capital requirements as a result of escalating equipment or financing costs or investments in new technology could negatively impact the segment’s estimated fair value such that an impairment of its goodwill may be deemed to have occurred. We continue to address the negative factors that could result in an impairment of goodwill related to this segment. During the three months ended March 31, 2009, we implemented certain cost reduction efforts and increased our emphasis on capital management, including working capital and investments in new projects. On April 6, 2009, CMS issued a final NCD to expand coverage for initial testing with PET as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis to include subsequent treatment strategies and is expected to expand usage of PET scans, and favorably impact the results of the Cancer Center Services segment, beginning in the second quarter of 2009. However, future adverse changes in actual or anticipated operating results, economic factors and/or market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges. Because measuring an impairment charge requires the identification and valuation of intangible assets that have either increased in value or have been created since the goodwill was initially recognized, it is not possible to estimate the impact of the impairment charge that would be recorded if the estimated fair value of the Cancer Center Services segment were to decline below its carrying value. We perform our annual goodwill assessment as of the beginning of the fourth quarter, however if events or circumstances change that we conclude would more likely than not reduce the fair value of our Cancer Center Services segment below its carrying amount, we would perform impairment testing before that date.

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot provide assurance that future changes in accounting rules would not require us to make restatements of previously filed financial information. Information regarding new accounting pronouncements is included in Note 11 to the Consolidated Financial Statements.

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

As a non-GAAP measure, EBITDA should not be viewed as an alternative to the Company’s income or loss from operations, as an indicator of operating performance, or the Company’s cash flow from operations as a measure of liquidity. For example, EBITDA does not reflect:

•

the Company’s significant interest expense, or the cash requirements necessary to service interest and principal payments on the Company’s indebtedness or obligations arising under its interest rate swap agreement;

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

•

cash requirements for the addition or replacement of capital assets being depreciated and amortized, which typically must be replaced in the future, even though deprecation and amortization are non-cash charges;

•	changes in, or cash equivalents available for, the Company’s working capital needs;

•

the Company’s cash expenditures, or future requirements, for other expenditures, such as payments that may be made as consideration to affiliating physicians joining our network, or contractual commitments; and

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Results of Operations

As of March 31, 2009 and 2008, respectively, we have affiliated with the following number of physicians (including those under OPS agreements), by specialty:

	March 31,
	2009	2008
Medical oncologists/hematologists	987	1,039
Radiation oncologists	158	154
Other oncologists	82	54

Total physicians	1,227	1,247

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive and OPS agreements:

Comprehensive Service Agreements(1)	Three Months Ended March 31,
	2009	2008
Affiliated physicians, beginning of period	979	903
Physician practice affiliations	30	54
Recruited physicians	10	5
Retiring/Other	(25)	(11)
Net conversions to/from OPS agreements	(4)	—

Affiliated physicians, end of period	990	951

Oncology Pharmaceutical Services Agreements(2)	Three Months Ended March 31,
	2009	2008
Affiliated physicians, beginning of period	232	296
Physician practice affiliations	20	12
Physician practice separations	(19)	(5)
Retiring/Other	—	(7)
Net conversions to/from comprehensive service agreements	4	—

Affiliated physicians, end of period	237	296

Affiliated physicians, end of period	1,227	1,247

(1)	Operations related to comprehensive service agreements are included in the Medical Oncology and Cancer Center services segments.
(2)	Operations related to OPS agreements are included in the Pharmaceutical Services segment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended March 31,
	2009	2008
Cancer Centers, beginning of period	80	77
Cancer Centers opened	1	2
Cancer Centers closed	(1)	—

Cancer Centers, end of period	80	79

Radiation oncology-only facilities, end of period	15	12

Total Radiation Oncology Facilities (1)	95	91

Linear Accelerators	120	117

PET Systems (2)	38	34

CT Scanners (3)	63	64

(1)	Includes 92 and 82 sites utilizing IMRT and/or IGRT technology at March 31, 2009 and 2008, respectively.
(2)	Includes 27 and 22 PET/CT systems at March 31, 2009 and 2008, respectively.
(3)	Excludes PET/CT systems which are classified as PET systems above.

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service agreements:

	Three Months Ended March 31,
	2009	2008
Average Per Operating Day Statistics:
Medical oncology visits	11,274	10,572
Radiation treatments	2,678	2,731
Targeted treatments (included in radiation treatments) (1)	730	653
PET scans	219	193
CT scans	818	761

(1)	Includes IMRT, IGRT, brachytherapy and stereotactic radiosurgery treatments.

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

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Three Months Ended March 31,				Three Months Ended March 31,
	2009		2008		2009		2008
Product revenue	$563,080	66.8%	$543,261	67.0%	$563,080	66.8%	$543,261	67.0%
Service revenue	279,481	33.2	267,346	33.0	279,481	33.2	267,346	33.0

Total revenue	842,561	100.0	810,607	100.0	842,561	100.0	810,607	100.0

Cost of products	551,585	65.5	532,027	65.6	551,585	65.5	532,027	65.6
Cost of services:
Operating compensation and benefits	137,640	16.3	130,188	16.1	137,640	16.3	130,188	16.1
Other operating costs	80,696	9.6	76,796	9.5	80,696	9.6	76,796	9.5
Depreciation and amortization	17,565	2.1	18,601	2.3	17,565	2.1	18,601	2.3

Total cost of services	235,901	28.0	225,585	27.9	235,901	28.0	225,585	27.9

Total cost of products and services	787,486	93.5	757,612	93.5	787,486	93.5	757,612	93.5
General and administrative expense	18,171	2.2	20,039	2.5	18,131	2.2	19,988	2.5
Impairment and restructuring charges	1,409	0.2	381,306	47.0	1,409	0.2	381,306	47.0
Depreciation and amortization	7,533	0.8	7,153	0.9	7,533	0.8	7,153	0.9

Total costs and expenses	814,599	96.7	1,166,110	143.9	814,559	96.7	1,166,059	143.9

Income from operations	27,962	3.3	(355,503)	(43.9)	28,002	3.3	(355,452)	(43.9)

Other expense:
Interest expense, net	(33,009)	(3.9)	(36,279)	(4.5)	(22,622)	(2.7)	(24,200)	(3.0)
Other income (expense)	(763)	(0.1)	(14,638)	(1.8)	—	—	1,371	0.2

Income (loss) before income taxes	(5,810)	(0.7)	(406,420)	(50.2)	5,380	0.6	(378,281)	(46.7)
Income tax benefit (provision)	1,111	0.1	9,747	1.2	(3,604)	(0.4)	922	0.1

Net income (loss)	(4,699)	(0.6)	(396,673)	(49.0)	1,776	0.2	(377,359)	(46.6)
Less: Net income attributable to noncontrolling interests	(759)	(0.1)	(715)	(0.1)	(759)	(0.1)	(715)	(0.1)

Net income (loss) attributable to the Company	$(5,458)	(0.7)%	$(397,388)	(49.1)%	$1,017	0.1%	$(378,074)	(46.7)%

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of incremental interest expense associated with its floating rate notes, and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs (which includes interest and general and administrative expense) we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs incurred by Holdings.

We derive revenue primarily in four areas:

•

Comprehensive management fees. Under our comprehensive service agreements, we recognize revenues equal to the reimbursement we receive for all expenses we incur in connection with managing a practice plus an additional management fee (typically based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments).

•

Oncology pharmaceutical services fees. Under our OPS agreements, we earn revenue from affiliated practices for products delivered and services rendered. These revenues include payment for all of the pharmaceutical agents purchased by the practice and a service fee for the pharmacy-related services we provide.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

•

GPO, data and other service fees. We receive fees from pharmaceutical companies for acting as a group purchasing organization (“GPO”) for our affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect, compile and analyze, as well as fees for other services we provide to pharmaceutical companies, including reimbursement support.

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

We retain all amounts we collect in respect of practice receivables. On a monthly basis, we calculate what portion of their revenues our affiliated practices are entitled to retain by subtracting practice expenses and our fees from their revenues. We pay practices this remainder in cash, which they use primarily for physician compensation. The amounts retained by physician groups are excluded from our revenue because they are not part of our fees. By paying physicians on a cash basis for accrued amounts, we assist in financing their working capital.

Revenue

The following tables reflect our revenue by segment for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008	Change
Medical oncology services	$581,930	$552,755	5.3%
Cancer center services	92,317	90,091	2.5
Pharmaceutical services	577,603	610,622	(5.4)
Research and other services	19,223	13,062	47.2
Eliminations (1)	(428,512)	(455,923)	6.0

Total revenue	$842,561	$810,607	3.9%

As a percentage of total revenue:

Medical oncology services	69.1%	68.2%
Cancer center services	11.0	11.1
Pharmaceutical services	68.6	75.3
Research and other services	2.3	1.6
Eliminations (1)	(51.0)	(56.2)

Total revenue	100.0%	100.0%

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (Pharmaceutical Services segment) to our affiliated practices (Medical Oncology segment).

Medical Oncology Services. For the three months ended March 31, 2009, Medical Oncology Services revenue increased $29.2 million, or 5.3 percent, from the three months ended March 31, 2008. The revenue increase reflects higher Medical Oncology visits, due to both physician additions and increased daily productivity partially offset by one less operating day and lower utilization of supportive care drugs by affiliated physicians.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Cancer Center Services. Cancer Center Services revenue for the three months ended March 31, 2009 was $92.3 million, an increase of $2.2 million, or 2.5 percent. Despite one less operating day, revenue increased due to higher radiation treatment and diagnostic scan volumes reflecting additional radiation oncologists affiliated under comprehensive service agreements. We continue to experience a shift toward advanced targeted radiation therapies such as IMRT, IGRT, mammosite and brachytherapy.

Pharmaceutical Services. Pharmaceutical Services revenue during the three months ended March 31, 2009 was $577.6 million, a decrease of $33.0 million, or 5.4 percent, from the three months ended March 31, 2008. The revenue decrease is primarily due to lower utilization of ESAs by physicians affiliated under both comprehensive and OPS agreements as well as working capital management programs implemented during the quarter that encouraged affiliated practices to minimize on-hand inventory and resulted in a reduction in purchases from our distribution center.

Operating Costs

Operating costs including depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

	Three Months Ended March 31,		Change
	2009	2008
Cost of products	$551,585	$532,027	3.7%
Cost of services:
Operating compensation and benefits	137,640	130,188	5.7
Other operating costs	80,696	76,796	5.1
Depreciation and amortization	17,565	18,601	(5.6)

Total cost of services	235,901	225,585	4.6

Total cost of products and services	$787,486	$757,612	3.9

As a percentage of revenue:

Cost of products	65.5%	65.6%
Cost of services:
Operating compensation and benefits	16.3	16.1
Other operating costs	9.6	9.5
Depreciation and amortization	2.1	2.3

Total cost of services	28.0	27.9

Total cost of products and services	93.5%	93.5%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our Medical Oncology Services segment and sold to practices affiliated under the OPS model in our Pharmaceutical Services segment. Product costs increased 3.7% over the three month period ended March 31, 2008, which is consistent with the revenue growth associated with pharmaceutical use from the corresponding period. As a percentage of revenue, cost of products was 65.5% and 65.6% in the three months ended March 31, 2009 and 2008, respectively.

Cost of Services. Cost of services includes compensation and benefits related to our operations, including non-physician employees of our affiliated practices. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 28.0% and 27.9% in the three months ended March 31, 2009 and 2008, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Corporate Costs and Net Income (US Oncology, Inc.)

Corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs of US Oncology, Inc. are presented in the table below. Incremental corporate costs of US Oncology Holdings, Inc. are addressed in a separate discussion below entitled “Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.”).

	Three Months Ended March 31,		Change
(in thousands)	2009	2008
General and administrative expense	$18,131	$19,988	(9.3)%
Impairment and restructuring charges	1,409	381,306	nm	(1)
Depreciation and amortization	7,533	7,153	5.3
Interest expense, net	22,622	24,200	(6.5)
Other (income) expense	—	(1,371)	nm	(1)

As a percentage of revenue:

General and administrative expense	2.2%	2.5%
Impairment and restructuring charges	0.2	47.0
Depreciation and amortization	0.8	0.9
Interest expense, net	2.7	3.0
Other (income) expense	—	(0.2)

(1)	Not meaningful

General and Administrative. General and administrative expense was $18.1 million for the three months ended March 31, 2009 and $20.0 million for the same period in 2008. General and administrative expense during the three months ended March 31, 2009 was $1.9 million lower than the comparable prior year period due to the continued management of controllable costs, primarily in areas such as personnel expenses, professional fees and travel. General and administrative expense represented 2.2% and 2.5% of revenue, respectively, for the three months ended March 31, 2009 and 2008.

Impairment and Restructuring Charges.

Impairment and restructuring charges recognized during the three months ended March 31, 2009 and 2008 consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2009	2008
Goodwill	$—	$380,000
Severance costs	1,242	1,306
Service agreements, net	150	—
Other, net	17	—

Total	$1,409	$381,306

During the three months ended March 31, 2009, the Company recorded $1.2 million of severance charges related to certain corporate personnel in connection with efforts to further reduce costs. These charges will be paid through the second quarter of 2010. In addition, an unamortized service agreement intangible was impaired for $0.2 million related to a practice that converted from a comprehensive services model to a targeted physician services relationship.

During the three months ended March 31, 2008, the Company recorded an impairment of its goodwill related to the Medical Oncology segment of $380.0 million. Also during the period, charges of $1.3 million were recognized primarily related to employee severance for which payment was made in the second quarter of 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million for the three months ended March 31, 2009 over the three months ended March 31, 2008, which reflects incremental amortization of comprehensive service agreement intangibles for newly affiliated practices and investments made in our corporate infrastructure.

Interest. Interest expense, net, decreased to $22.6 million during the three months ended March 31, 2009 from $24.2 million in the comparable period of the prior year due to lower market interest rates on our variable rate senior secured credit facility as well as a reduction of indebtedness due to a $29.4 million repayment as a result of the excess cash flow sweep provision of that facility paid in April, 2008.

Income Taxes. The effective tax rate for US Oncology, Inc. was a tax provision of 78.0% and a tax benefit 0.2% for the three months ended March 31, 2009 and 2008, respectively. The increase in the effective tax rate is attributable to the impairment of goodwill in the Medical Oncology Services segment during the three months ended March 31, 2008. Of the $380.0 million impairment charge, $376.0 million was not deductible for tax purposes, so there was no corresponding tax benefit associated with a significant portion of the goodwill impairment.

Net Income (Loss). Net income for the three months ended March 31, 2009 was $1.0 million, compared to net loss of $378.1 for the three months ended March 31, 2008.

Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Three Months Ended March 31,		Change
(in thousands)	2009	2008
General and administrative expense	$40	$51	(21.6)%
Interest expense, net	10,387	12,079	(14.0)
Other expense	763	16,009	—

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $40 thousand and $51 thousand during the three months ended March 31, 2009 and 2008, respectively. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its indebtedness (the “Holdings Notes”).

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. Incremental interest expense was approximately $10.4 million during the three months ended March 31, 2009 and $12.1 million for the three months ended March 31, 2008. The decrease in interest expense when comparing the three months ended March 31, 2009 to the same period in 2008 reflects the lower market LIBOR rates which are the basis for variable interest due on the Holdings Notes. The benefit of lower market interest rates was partially offset by increasing indebtedness as the Company elected to settle interest on the Holdings Notes in kind.

Other Income (Expense). During the three months ended March 31, 2009 and 2008, Holdings recognized an unrealized loss of $0.8 million and $16.0 million, respectively, related to its interest rate swap. Because the interest rate swap is not accounted for as a cash flow hedge, changes in fair value attributable to the instrument are reported currently in earnings.

Income Taxes. Holdings effective tax rate was a benefit of 16.9% and 2.4% for the three months ended March 31, 2009 and 2008, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense, loss on interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, change the impact of non-deductible costs on its effective tax rate. In addition, for the three months ended March 31, 2009, the annual effective tax rate for US Oncology Holdings, Inc. for the year ended December 31, 2009 could not be reasonably estimated because the Company expects its pretax income for this period to be near breakeven. As a result, in the interim financial statements, taxes have been provided for based on the actual results for the three months ended March 31, 2009 rather than an estimated effective tax rate for the fiscal year.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Net Income (Loss). Holdings’ incremental net loss for the three months ended March 31, 2009 and 2008 was $6.5 million and $19.3 million, respectively.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of March 31, 2009 (in thousands).

	Holdings	US Oncology
Current assets	$711,181	$694,492
Current liabilities	499,461	489,487

Net working capital	$211,720	$205,005

Long-term indebtedness	$1,529,483	$1,053,867

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

The following table summarizes the statement of cash flows of Holdings and US Oncology for the three months ended March 31, 2009 (in thousands).

	Holdings	US Oncology
Net cash provided by operating activities	$26,963	$31,027
Net cash used in investing activities	(15,342)	(15,342)
Net cash used in financing activities	(7,254)	(11,318)

Net decrease in cash and equivalents	4,367	4,367
Cash and equivalents:
December 31, 2008	104,477	104,476

March 31, 2009	$108,844	$108,843

Cash Flows from Operating Activities

During the three months ended March 31, 2009, we generated $27.0 million in cash flow from operations compared to $50.9 million during the three months ended March 31, 2008. The decrease in operating cash flow in 2009 was primarily due to lower rebate collections, and the timing of their distribution to affiliated physicians, associated with the conversion of rebates to discounts by certain pharmaceutical manufacturers.

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $4.1 million for the three months ended March 31, 2009. The difference relates to dividends paid by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes and interest rate swap. The dividends are considered to be financing transactions by US Oncology as they represent distributions paid to its parent company, which were ultimately used to settle operating costs of Holdings.

Cash Flows from Investing Activities

During the three months ended March 31, 2009, we used $15.3 million for investing activities. Cash flow for investing activities relate primarily to $16.0 million in capital expenditures, including $9.7 million relating to the development and construction of cancer centers and $6.3 million for maintenance capital expenditures.

During the three months ended March 31, 2008, we used $57.4 million for investing activities. The investments consisted primarily of $23.6 million in capital expenditures, including $11.8 million relating to the development and construction of cancer centers and $11.7 million for maintenance capital expenditures. Also during the three months ended March 31, 2008, we funded $36.0 million of cash consideration (as well as $32.7 million of notes issued) to affiliating physicians.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Cash Flows from Financing Activities

During the three months ended March 31, 2009, $7.3 million was used in financing activities which relates primarily to the repayments of physician notes issued in connection with practice affiliations from the previous year. Cash flow used by US Oncology for financing activities also includes a distribution of $4.1 million to its parent company to finance the payment of interest on the Holdings Notes and to settle amounts due under its interest rate swap agreement.

During the three months ended March 31, 2008, $2.3 million was used in financing activities which relates primarily to repayments made on the senior secured credit facility.

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

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of March 31, 2009, our senior secured credit facility required that we maintain an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) of at least 2.00:1 and a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 5.60:1. Both of these covenants become more restrictive over time and, at maturity in 2011, the minimum interest coverage ratio required will be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. For more information regarding our use of EBITDA and its limitations, see “Discussion of Non-GAAP Information.”

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table reconciles net income (loss) as shown in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to EBITDA, and reconciles EBITDA to net cash provided by operating activities as shown in the Company’s Condensed Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(4,699)	$(396,673)	$1,776	$(377,359)
Interest expense, net	33,009	36,279	22,622	24,200
Income tax (benefit) provision	(1,111)	(9,747)	3,604	(922)
Depreciation and amortization	25,098	25,754	25,098	25,754
Amortization of stock compensation	569	555	569	555
Other income (expense)	763	14,638	—	(1,371)

EBITDA	53,629	(329,194)	53,669	(329,143)

Impairment and restructuring charges	1,409	381,306	1,409	381,306
Changes in assets and liabilities	6,325	36,831	(3,205)	24,039
Deferred income taxes	(2,502)	(11,531)	5,380	(2,060)
Interest expense, net	(33,009)	(36,279)	(22,622)	(24,200)
Income tax benefit (provision)	1,111	9,747	(3,604)	922

Net cash provided by operating activities	$26,963	$50,880	$31,027	$50,864

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Following is the EBITDA for our operating segments for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$429,162	$—	$562,430	$—	$—	$(428,512)	$563,080
Service revenues	152,768	92,317	15,173	19,223	—	—	279,481

Total revenues	581,930	92,317	577,603	19,223	—	(428,512)	842,561
Operating expenses	(565,371)	(70,435)	(555,944)	(16,846)	(33,066)	428,512	(813,150)
Impairment and restructuring charges	(167)	—	—	—	(1,242)	—	(1,409)

Income (loss) from operations	16,392	21,882	21,659	2,377	(34,308)	—	28,002

Add back:
Depreciation and amortization	—	9,376	707	80	14,935	—	25,098
Amortization of stock- based compensation	—	—	—	—	569	—	569

EBITDA	$16,392	$31,258	$22,366	$2,457	$(18,804)	$—	$53,669

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(40)	$—	$(40)

EBITDA	$16,392	$31,258	$22,366	$2,457	$(18,844)	$—	$53,629

	Three Months Ended March 31, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$403,314	$—	$595,870	$—	$—	$(455,923)	$543,261
Service revenues	149,441	90,091	14,752	13,062	—	—	267,346

Total revenues	552,755	90,091	610,622	13,062	—	(455,923)	810,607
Operating expenses	(534,146)	(68,313)	(589,196)	(14,029)	(34,992)	455,923	(784,753)
Impairment and restructuring charges	(380,080)	—	—	—	(1,226)	—	(381,306)

Income (loss) from operations	(361,471)	21,778	21,426	(967)	(36,218)	—	(355,452)

Add back:
Depreciation and amortization	—	9,337	1,313	100	15,004	—	25,754
Amortization of stock- based compensation	—	—	—	—	555	—	555

EBITDA	$(361,471)	$31,115	$22,739	$(867)	$(20,659)	$—	$(329,143)

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(51)	$—	$(51)
Loss on extinguishment of debt	—	—	—	—	—	—	—

EBITDA	$(361,471)	$31,115	$22,739	$(867)	$(20,710)	$—	$(329,194)

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

Medical Oncology Services. Medical Oncology Services EBITDA for the three months ended March 31, 2009 increased $377.9 million compared to the three months ended March 31, 2008 due to a $380.0 million non-cash impairment charge to goodwill (see “Results of Operations – Impairment and Restructuring Charges”). The remaining $2.1 million decrease was due to reduced ESA utilization and declining reimbursement, particularly due to increasing patient responsibility for treatment costs, which more than offset earnings associated with revenue growth.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Cancer Center Services. Cancer Center Services EBITDA for the three months ended March 31, 2009 of $31.3 million was comparable to EBITDA of $31.1 million for the three months ended March 31, 2008. Radiation volumes continue to shift toward advanced targeted radiation therapies. Targeted therapies (such as intensity-modulated radiation therapy (“IMRT”), image guided radiation therapy (“IGRT”), mammosite and brachytherapy) enhance patient care by providing more intense radiation treatment to the tumor site while reducing damage to the surrounding healthy tissue. These treatment modalities generally have fewer sessions throughout the course of treatment than conventional radiation but are reimbursed at higher rates. For example, due to improved screening and awareness, breast cancer is increasingly diagnosed in the early stages and may be treated through mammosite radiation therapy, which uses an internal radiation source rather than an external beam. Mammosite radiation therapy typically requires about one third of treatment sessions necessary under conventional radiation therapy but has approximately the same total reimbursement.

Pharmaceutical Services. Pharmaceutical Services EBITDA was $22.4 million for the three months ended March 31, 2009, a decrease of $0.3 million from the three months ended March 31, 2008, as lower pharmaceutical volumes were partially offset by EBITDA increases from our informatics, specialty pharmacy and reimbursement support services.

Research and Other. During the three months ended March 31, 2009, EBITDA from research and other services was $2.5 million, an increase of $3.3 million from the three months ended March 31, 2008. The increase as compared to the three months ended March 31, 2008, reflects our strategy to expand the existing research network, launch a contract research organization, and create aligned incentives with participating physicians that encourage long-term value creation. As a result, a portion of the incentives expensed in 2008 will not be paid in 2009 but, rather, may become available through a new, long-term incentive program. In addition, because the new incentive programs focus on long-term growth, the related expense in the three months ended March 31, 2009 is lower than in prior periods.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•	Payments for acquisition of assets and additional consideration in connection with new practice affiliations under comprehensive service agreements;

•	Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers;

•	Funding of working capital;

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed;

•	Debt service requirements on our outstanding indebtedness; and

•	Payments made for possible acquisitions to support strategic initiatives or capital investments in new businesses, such as Innovent.

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

As of May 6, 2009, we had cash and cash equivalents of $92.3 million and $136.1 million available under our $160.0 million revolving credit facility (which had been reduced by outstanding letters of credit, totaling $23.9 million). This entire amount is available to be drawn without violating leverage ratio requirements under financial covenants as of March 31, 2009. In the event that cash on hand, combined with amounts available under the credit facility, are insufficient to fund the Company’s

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

anticipated working capital requirements, we may be required to obtain additional financing. Recently, due to instability in the credit markets, a number of financial institutions have failed or announced plans to merge with other institutions. The credit markets have not yet stabilized and continued weakness in the financial sector creates the potential risk of additional failures and consolidation, which may negatively impact the ability of institutions that participate in our revolving credit facility to satisfy their financial commitments to us. In April, 2009, all lenders that participate in our revolving credit facility funded their portion of a $20.0 million advance under the credit facility, as required under that facility. The advance confirmed availability of the funds at that specific time and was repaid within 7 days of the borrowing. We continue to monitor the creditworthiness of financial institutions that participate in our credit facility and will periodically test the availability of funds through short-term advances under the facility. However, there is no assurance that all such lenders will fund future borrowing requests for amounts currently available under our revolving credit facility in accordance with the terms of the facility. In the event we require additional capital and are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to the Company on terms that the Company considers acceptable.

We expect to fund our current capital needs with (i) cash flow generated from operations, (ii) borrowings under the revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital plans could be adversely impacted by poor operating performance which would result in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

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

Indebtedness

We have a significant amount of indebtedness. On March 31, 2009 we had aggregate indebtedness of approximately $1,543.0 million of which $1,067.4 million (including current maturities of $13.5 million) represents obligations of US Oncology, Inc., and $475.6 million represents an obligation of Holdings.

As of March 31, 2009 and December 31, 2008, the Company’s long-term indebtedness consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
US Oncology, Inc.
Senior Secured Credit Facility	$436,666	$436,666
9.0% Senior Notes, due 2012	300,000	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	28,595	34,956
Mortgage, capital lease obligations and other	24,150	22,188

	1,067,411	1,071,810
Less current maturities	(13,544)	(10,677)

	1,053,867	1,061,133

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	475,616	456,751

	$1,529,483	$1,517,884

In August 2004, we entered into our senior secured credit facility and issued $575.0 million in unsecured notes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

At inception, the senior secured credit facility provided for financing of up to $560.0 million and was later increased to $660.0 million. The facility consists of a $160.0 million revolving credit facility and a $500.0 million term loan facility. The revolving credit facility includes a letter of credit sub-facility and a swingline loan sub-facility that will terminate on August 20, 2010. Borrowings under the revolving credit facility and the term loans bear interest, at the Company’s option, equal to either an alternate base rate or an adjusted London Interbank Offered Rate (“LIBOR”) for a one, two, three or six month interest period chosen by the Company (or a nine or 12 month period if all lenders agree to make an interest period of such duration available) in each case, plus an applicable margin percentage. Swingline loans bear interest at the interest rate applicable to alternate base rate revolving loans. As of March 31, 2009, the alternate base rate is the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR is based upon offered rates in the London interbank market. Currently, the applicable margin percentage is a percentage per annum equal to (i) 1.75% for alternate base rate term loans, (ii) 2.75% for adjusted LIBOR term loans, (iii) 1.75% for alternate base rate revolving loans and (iv) 2.75% for adjusted LIBOR revolving loans. The applicable margin percentage under the revolving credit facility and term loan facility are subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the credit agreement). At March 31, 2009, no amounts had been borrowed under the revolving credit facility. At May 6, 2009, $136.1 million was available for borrowing as the availability had been reduced by outstanding letters of credit amounting to $23.9 million. This entire amount is available to be drawn without violating leverage ratio requirements under financial covenants as of March 31, 2009. The term loan facility matures on August 20, 2011 with four quarterly installments of approximately $110 million each beginning on September 30, 2010. The amount outstanding under the term loan was $436.7 million as of March 31, 2009. No additional amounts may be borrowed under the term loan facility.

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

The revolving credit facility, the term loans and the unsecured notes contain affirmative and negative covenants including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness, prohibitions on the payment of dividends and other customary restrictions. Events of default under the revolving credit facility, the term loans and the unsecured notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as security under the senior secured credit facility.

Holdings Notes

During the three months ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due March 15, 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread is 4.50% and increased by 0.50% on March 15, 2009 and will increase by another 0.50% on March 15, 2010. A portion of the impact of the spread increases has been recognized in interest expense as they are amortized over the term of the Notes. During the three months ended March 31, 2009 and 2008, interest on the Holdings Notes was $10.4 and $12.1 million, respectively. In the three months ended March 31, 2009 and 2008, $1.1 million and $1.8 million, respectively, accrued as cash interest (including interest related to future spread increases and the amortization of debt issuance costs) and the remaining $9.3 million and $10.3 million, respectively, accrued under the election to pay interest in kind.

US Oncology’s senior notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of March 31, 2009, US Oncology has the ability to make approximately $26.4 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii)

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

net losses of US Oncology, excluding certain non-cash charges such as the $380.0 million goodwill impairment during the three months ended March 31, 2008. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. Based on projected LIBOR interest rates as of March 31, 2009, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2009. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made on terms that are acceptable to the Company. We expect to issue $18.4 million in notes to settle the interest due in September, 2009. In addition, we are required to pay $6.6 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2009. During the three months ended March 31, 2009, US Oncology paid dividends in the amount of $4.1 million to Holdings to finance obligations related to the Holdings Notes and interest rate swap.

Financial Covenants

The senior secured credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which become more restrictive over time. At March 31, 2009, the terms of the senior secured credit facility required that we maintain a minimum interest coverage ratio of 2.00:1 and maximum leverage ratio of 5.60:1. As of March 31, 2009, the minimum interest coverage ratio and maximum leverage ratio, as calculated under the terms of the senior secured credit facility, were 2.55:1 and 4.97:1, respectively. The ratios become more restrictive (generally on a quarterly basis) and, at maturity in 2011, the minimum interest coverage ratio required must be at least 2.50:1 and the maximum leverage ratio may not be more than 4.75:1. Based on our current capital structure and the adjustments to covenant levels in the senior secured credit facility, we believe that we must maintain a minimum EBITDA of approximately $205 million to remain in compliance with these covenants through March 31, 2010. Borrowings under the Company’s senior secured credit facility bear interest at a variable market interest rate. A sustained increase in market interest rates may negatively impact our ability to maintain compliance with the interest coverage covenant.

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

We are currently in compliance with covenants under the revolving credit facility, term loans and unsecured notes and expect to remain in compliance through at least March 31, 2010. Our financing arrangements are described in more detail in Note 7 to our Consolidated Financial Statements included our Annual Report on Form 10-K filed with the SEC on March 12, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Excess Cash Flow Sweep

Under its senior secured credit facility, the Company may be obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow.” Excess cash flow, as defined by the senior secured credit facility, is approximately equal to operating cash flow, as presented in the statement of cash flows, less capital expenditures, consideration paid in affiliation transactions, principal repayments of indebtedness, restricted payments (primarily distributions from US Oncology, Inc. to US Oncology Holdings, Inc.) and cash paid for taxes. There was no payment required for the year ended December 31, 2008 under this provision. The payment required for the year ended December 31, 2007 under this provision was approximately $29.4 million, which was paid in April, 2008.

Scheduled Maturities

Based on our financial projections, the Company will not be able to satisfy all scheduled maturities through cash on hand and cash generated through operations. The senior secured credit facility matures in four quarterly installments of approximately $110 million each beginning on September 30, 2010 and concluding on August 20, 2011. Additionally, maturities during the year ending December 31, 2012 include $300.0 million of 9% Senior Notes and $456.8 million of currently outstanding US Oncology Holdings, Inc. Floating Rate PIK Toggle Notes. Based on LIBOR rates as of March 31, 2009, if the Company were to settle all future interest payments in kind, the principal balance of the Notes would be approximately $600 million upon maturity in 2012.

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

The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Holdings Notes. Based on our financial projections, and due to limitations on the restricted payments that will be available to service the Notes, we no longer believe that payment of cash interest on the Holdings Notes remains probable and have discontinued cash flow hedge accounting for this instrument.

The Company recorded an unrealized loss of $0.8 million and $16.0 million during the three months ended March 31, 2009 and 2008, respectively. The Company’s consolidated balance sheet as of March 31, 2009 and December 31, 2008 includes a liability of $27.2 million and $30.5 million, respectively, to reflect the fair market value of the interest rate swap as of that date and is classified as follows (in thousands):

	Fair Value as of March 31, 2009	Fair Value as of December 31, 2008
Liabilities
Other accrued liabilities	$11,853	$10,537
Other long-term liabilities	15,395	19,999

Total	$27,248	$30,536

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

In addition, we expect to pay $6.6 million to settle the obligation under our interest rate swap agreement for the six month period ending September 15, 2009.

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, as well as the counterparty’s high credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes, an instrument with a similar credit profile and term as the interest rate swap, and the like-term treasury spread (as an estimate of a risk free rate). As a result of evaluating the Company’s nonperformance risk, the estimated fair value of the interest rate swap was reduced by $11.2 million and $10.8 million as of March 31, 2009 and December 31, 2008, respectively. An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $6.9 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. Because a portion of the Company’s indebtedness, approximately $487.3 million, remains exposed to changes in variable interest rates, movements that favorably impact the fair market value of the interest rate swap may increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

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

The Company does not believe the election to pay all or a portion of the interest due on the Holdings Notes in kind results in the instrument no longer being an economically effective hedge because the notional principal of Holdings Notes issued to pay interest will increase or decrease based on market interest rates in the same manner as if cash had been paid for interest. Although this cash flow hedge is no longer applied to the interest rate swap, we believe the swap, economically, remains a hedge against the variability in a portion of interest payments of the Notes and the $436.7 million floating rate debt outstanding under US Oncology’s senior secured credit facility.

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

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. The Company was first subject to certain requirements of Section 404, including inclusion of management’s report on internal control over financial reporting, when it filed its annual report for the fiscal year ending December 31, 2007 on Form 10-K as filed on February 29, 2008. The annual reports filed for the years ending December 31, 2008 and December 31, 2007 do not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report. The independent registered accounting firm’s assessment of internal controls and its report thereon is first required with respect to the fiscal year ending December 31, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

PART II – Other Information

Item 1.	Legal Proceedings

Professional Liability Claims and Reimbursement Related Claims

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At March 31, 2009, the total receivable owed to us of $22.4 million is reflected on our balance sheet as other assets. Currently, approximately $12.0 million are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded in other assets at March 31, 2009. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. No additional impairment charges relating to this regulatory action have been recorded through March 31, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

At March 31, 2009, our Consolidated Balance Sheet included net assets in the amount of $0.7 million related to this practice, which includes primarily working capital in the amount of $0.4 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on our balance sheet. At March 31, 2009, the lease had a remaining term of 17 years and the net present value of minimum future lease payments is approximately $7.0 million.

Antitrust Inquiry

The United States Federal Trade Commission (“FTC”) and a state Attorney General have informed one of our affiliated physician practices that they have opened an investigation to determine whether a recent transaction in which another group of physicians became employees of that affiliated group violated relevant state or federal antitrust laws. In addition, the FTC has requested information from us regarding our role in that transaction. We are in the process of responding to a request for information on this matter. At present, we believe that the scope of the investigation is limited to a single transaction, but we cannot assure you that the scope will remain limited. We believe that we and our affiliated physician practices comply with relevant antitrust laws. However, if this investigation were to result in a claim against us or our affiliated physician practice in which the FTC or attorney general prevails, the resulting judgment could have a material adverse financial and operational effect on us or that practice, including the possibility of monetary damages or fines, a requirement that we unwind the transaction at issue or the imposition of restrictions on our future operations and development. In addition, addressing government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Furthermore, because of the size and scope of our network, there is a risk that we could be subjected to greater scrutiny by government regulators with regard to antitrust issues.

Item 1A.	Risk Factors

The following is an update to Item 1A — Risk Factors contained in our 2008 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2008 Form 10-K. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict new risk factors, nor can it assess the impact, if any, of these risk factors on our business or the extent to which any factor or combination of factors may impact our business.

The current economic environment may increase our exposure to bad debt or decrease demand for cancer care.

The Company continues to experience downward trends in reimbursement, which has been exacerbated as a result of the current economic environment. As more patients become uninsured as a result of job losses or receive reduced coverage as a result of cost-control measures by employers, patients are becoming increasingly responsible for the cost of treatment, which is increasing our exposure to bad debt. The shifting responsibility to pay for care has, in some instances, resulted in patients electing not to receive treatment. Third party payers are also becoming more aggressive in their efforts to deny or reduce reimbursement. In response to this environment, the Company has accelerated cost reduction efforts and its ongoing lean six sigma process to improve the efficiency of care delivery, increased the rigor of its patient financial counseling and claim submission processes, raised its capital investment requirements and tightened its management of working capital.

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

US ONCOLOGY HOLDINGS, INC. AND
US ONCOLOGY, INC.

Date: May 7, 2009:	By:	/s/ Michael A. Sicuro
Michael A. Sicuro,
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

Date: May 7, 2009:	By:	/s/ Kevin F. Krenzke
Kevin F. Krenzke,
Chief Accounting Officer (principal accounting officer)