Form 10-Q
period 2009-06-30
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2009-08-13
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(281) 863-1000

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

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)     Yes  ☐    No  ☒

As of August 11, 2009, 148,133,820 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$119,004	$104,477	$119,004	$104,476
Accounts receivable	358,604	364,336	358,604	364,336
Other receivables	26,729	25,707	26,729	25,707
Prepaid expenses and other current assets	28,901	26,182	23,329	20,682
Inventories	110,300	130,967	110,300	130,967
Deferred income taxes	10,536	9,749	5,424	4,373
Due from affiliates	49,908	75,884	40,705	66,428

Total current assets	703,982	737,302	684,095	716,969
Property and equipment, net	412,403	410,248	412,403	410,248
Service agreements, net	266,048	273,646	266,048	273,646
Goodwill	377,270	377,270	377,270	377,270
Other assets	73,022	72,434	66,501	64,720

Total assets	$1,832,725	$1,870,900	$1,806,317	$1,842,853

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term indebtedness	$11,515	$10,677	$11,515	$10,677
Accounts payable	265,477	266,443	265,287	266,190
Due to affiliates	108,568	136,913	108,568	136,913
Accrued compensation cost	40,085	40,776	40,085	40,776
Accrued interest payable	14,598	26,266	14,598	26,266
Income taxes payable	—	—	985	2,727
Other accrued liabilities	46,617	45,341	32,986	34,804

Total current liabilities	486,860	526,416	474,024	518,353
Deferred revenue	7,219	6,894	7,219	6,894
Deferred income taxes	10,536	15,783	38,246	35,139
Long-term indebtedness	1,551,264	1,517,884	1,075,648	1,061,133
Other long-term liabilities	41,862	47,472	11,451	12,347

Total liabilities	2,097,741	2,114,449	1,606,588	1,633,866
Commitments and contingencies (Note 10)
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, liquidation preference of $326,420,944 as of June 30, 2009 and $315,383,422 as of December 31, 2008	340,360	329,322	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding, liquidation preference of $49,357,567 as of June 30, 2009 and $47,688,602 as of December 31, 2008	58,297	56,629	—	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 147,933,820 and 148,281,420 shares issued and outstanding in 2009 and 2008, respectively	148	148	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	—	557,541	560,768
Retained deficit	(677,940)	(643,220)	(371,932)	(365,354)

Total Company stockholders’ (deficit) equity	(677,792)	(643,072)	185,610	195,415
Noncontrolling interests	14,119	13,572	14,119	13,572

Total stockholders’ (deficit) equity	(663,673)	(629,500)	199,729	208,987

Total liabilities and stockholders’ (deficit) equity	$1,832,725	$1,870,900	$1,806,317	$1,842,853

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Product revenue	$594,572	$557,050	$594,572	$557,050
Service revenue	287,075	272,125	287,075	272,125

Total revenue	881,647	829,175	881,647	829,175

Cost of products	582,219	541,585	582,219	541,585

Cost of services:
Operating compensation and benefits	138,146	130,086	138,146	130,086
Other operating costs	82,648	79,438	82,648	79,438
Depreciation and amortization	17,935	18,753	17,935	18,753

Total cost of services	238,729	228,277	238,729	228,277

Total cost of products and services	820,948	769,862	820,948	769,862
General and administrative expense	16,290	21,288	16,256	21,240
Impairment and restructuring charges	381	464	381	464
Depreciation and amortization	7,237	7,130	7,237	7,130

	844,856	798,744	844,822	798,696

Income from operations	36,791	30,431	36,825	30,479

Other expense:
Interest expense, net	(32,184)	(32,399)	(22,484)	(22,433)
Loss on early extinguishment of debt	(22,353)	—	(22,353)	—
Other income (expense), net	(1,616)	14,296	37	(2)

Income (loss) before income taxes	(19,362)	12,328	(7,975)	8,044
Income tax benefit (provision)	2,913	(4,169)	1,324	(3,788)

Net income (loss)	(16,449)	8,159	(6,651)	4,256
Less: Net income attributable to noncontrolling interests	(944)	(1,017)	(944)	(1,017)

Net income (loss) attributable to the Company	$(17,393)	$7,142	$(7,595)	$3,239

Other comprehensive income (loss):
Net income (loss)	$(16,449)	$8,159	$(6,651)	$4,256
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	217	—	—

Comprehensive income (loss)	(16,449)	8,376	(6,651)	4,256
Comprehensive income attributable to noncontrolling interests	(944)	(1,017)	(944)	(1,017)

Other comprehensive income (loss) attributable to the Company	$(17,393)	$7,359	$(7,595)	$3,239

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Product revenue	$1,157,652	$1,100,311	$1,157,652	$1,100,311
Service revenue	566,556	539,471	566,556	539,471

Total revenue	1,724,208	1,639,782	1,724,208	1,639,782

Cost of products	1,133,804	1,073,612	1,133,804	1,073,612

Cost of services:
Operating compensation and benefits	275,786	260,274	275,786	260,274
Other operating costs	163,344	156,234	163,344	156,234
Depreciation and amortization	35,500	37,354	35,500	37,354

Total cost of services	474,630	453,862	474,630	453,862

Total cost of products and services	1,608,434	1,527,474	1,608,434	1,527,474
General and administrative expense	34,461	41,327	34,387	41,228
Impairment and restructuring charges	1,790	381,770	1,790	381,770
Depreciation and amortization	14,770	14,283	14,770	14,283

	1,659,455	1,964,854	1,659,381	1,964,755

Income (loss) from operations	64,753	(325,072)	64,827	(324,973)

Other expense:
Interest expense, net	(65,193)	(68,678)	(45,106)	(46,633)
Loss on early extinguishment of debt	(22,353)	—	(22,353)	—
Other income (expense), net	(2,379)	(342)	37	1,369

Loss before income taxes	(25,172)	(394,092)	(2,595)	(370,237)
Income tax benefit (provision)	4,024	5,578	(2,280)	(2,866)

Net loss	(21,148)	(388,514)	(4,875)	(373,103)
Less: Net income attributable to noncontrolling interests	(1,703)	(1,732)	(1,703)	(1,732)

Net loss attributable to the Company	$(22,851)	$(390,246)	$(6,578)	$(374,835)

Other comprehensive loss:
Net loss	$(21,148)	$(388,514)	$(4,875)	$(373,103)
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	228	—	—

Comprehensive loss	(21,148)	(388,286)	(4,875)	(373,103)
Comprehensive income attributable to noncontrolling interests	(1,703)	(1,732)	(1,703)	(1,732)

Other comprehensive loss attributable to the Company	$(22,851)	$(390,018)	$(6,578)	$(374,835)

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	US Oncology Holdings, Inc. Shareholders				Noncontrolling Interests	Total
	Shares Issued	Par Value	Additional Paid-In Capital	Retained Deficit
Balance at December 31, 2008	148,281	$148	$—	$(643,220)	$13,572	$(629,500)

Share-based compensation	—	—	837	—	—	837
Restricted stock award issuances	250	—	—	—	—	—
Forfeiture of restricted stock awards	(597)	—	—	—	—	—
Accretion of preferred stock dividends	—	—	(837)	(11,869)	—	(12,706)
Distributions to noncontrolling interests	—	—	—	—	(1,156)	(1,156)
Net income (loss)	—	—	—	(22,851)	1,703	(21,148)

Balance at June 30, 2009	147,934	$148	$—	$(677,940)	$14,119	$(663,673)

US ONCOLOGY, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited, in thousands, except share information)
	US Oncology, Inc. Shareholder				Noncontrolling Interests	Total
	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)
Balance at December 31, 2008	100	$1	$560,768	$(365,354)	$13,572	$208,987

Share-based compensation	—	—	837	—	—	837
Dividend paid	—	—	(4,064)	—	—	(4,064)
Distributions to noncontrolling interests	—	—	—	—	(1,156)	(1,156)
Net income (loss)	—	—	—	(6,578)	1,703	(4,875)

Balance at June 30, 2009	100	$1	$557,541	$(371,932)	$14,119	$199,729

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net loss	$(21,148)	$(388,514)	$(4,875)	$(373,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	54,898	56,373	53,705	55,179
Impairment and restructuring charges	1,790	381,770	1,790	381,770
Deferred income taxes	(6,034)	(6,370)	2,056	(2,016)
Non-cash compensation expense	837	1,120	837	1,120
Gain on sale of assets	—	(1,370)	—	(1,370)
Equity in earnings of joint ventures	(1,530)	(532)	(1,530)	(532)
Loss on interest rate swap	2,416	2,058	—	—
Non-cash interest under PIK election	18,389	14,767	—	—
Loss on early extinguishment of debt	22,353	—	22,353	—
(Increase) Decrease in:
Accounts and other receivables	4,854	(13,660)	4,854	(13,660)
Prepaid expenses and other current assets	(2,647)	3,646	(2,647)	3,645
Inventories	20,667	(30,775)	20,667	(30,775)
Other assets	30	32	30	32
Increase (Decrease) in:
Accounts payable	(2,938)	41,380	(2,875)	42,269
Due from/to affiliates	(2,349)	(21,184)	(2,486)	(20,197)
Income taxes receivable/payable	(72)	(577)	(1,858)	3,513
Other accrued liabilities	(20,026)	4,077	(16,466)	(3,650)

Net cash provided by operating activities	69,490	42,241	73,555	42,225

Continued on following page

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash flows from investing activities:
Acquisition of property and equipment	(37,499)	(44,213)	(37,499)	(44,213)
Net payments in affiliation transactions	(3,369)	(36,900)	(3,369)	(36,900)
Designation of restricted cash	—	(500)	—	(500)
Net proceeds from sale of assets	—	3,747	—	3,747
Distributions from noncontrolling interests	1,494	810	1,494	810
Investment in unconsolidated subsidiaries	(53)	(3,123)	(53)	(3,123)

Net cash used in investing activities	(39,427)	(80,179)	(39,427)	(80,179)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	758,926	—	758,926	—
Proceeds from other indebtedness	—	4,000	—	4,000
Repayment of term loan	(436,666)	(34,937)	(436,666)	(34,937)
Repayment of Senior Notes	(311,578)	—	(311,578)	—
Repayment of other indebtedness	(8,905)	(879)	(8,905)	(879)
Debt financing costs	(16,157)	(119)	(16,157)	(103)
Net distributions to parent	—	—	(4,064)	—
Repayment of advance to parent	—	—	—	—
Distributions to noncontrolling interests	(1,156)	(1,832)	(1,156)	(1,832)
Contributions from noncontrolling interests	—	466	—	466
Issuance of stock, net of offering costs	—	—	—	—
Payment of dividends on common stock	—	—	—	—
Purchase of Treasury Stock	—	—	—	—
Proceeds from exercise of stock options	—	25	—	—
Contribution of proceeds from exercise of stock options	—	—	—	25

Net cash used in financing activities	(15,536)	(33,276)	(19,600)	(33,260)

Increase (Decrease) in cash and cash equivalents	14,527	(71,214)	14,528	(71,214)
Cash and cash equivalents:
Beginning of period	104,477	149,257	104,476	149,256

End of period	$119,004	$78,043	$119,004	$78,042

Interest paid	$53,388	$44,204	$53,376	$44,192
Income taxes and related interest paid	2,081	1,388	2,081	1,388
Non-cash investing and financing transactions:
Notes issued in affiliation transactions	—	32,677	—	32,677
Notes issued for interest paid-in-kind	18,865	22,789	—	—
Accretion of dividends on preferred stock	12,706	11,899	—	—

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

The unaudited condensed consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries which provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in cancer-related clinical research studies. US Oncology is affiliated with 1,236 physicians operating in 476 locations, including 94 radiation oncology facilities in 39 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature, except for the adoption of the accounting standards discussed in Note 11 – Recent Accounting Pronouncements, and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009, and subsequent filings.

The Company has evaluated subsequent events that occurred between June 30, 2009 and August 11, 2009, the date our financial statements were issued.

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

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended June 30, 2009 and 2008, the affiliated practices under comprehensive service agreements derived 39.7% and 37.4%, respectively, of their net patient revenue from services provided under the Medicare program (of which 6.8% and 5.1%, respectively, relate to Medicare managed care) and 3.8% and 3.4%, respectively, from services provided under state Medicaid programs. For the six months ended June 30, 2009 and 2008, the affiliated practices under comprehensive service agreements derived 39.5% and 37.8%, respectively, of their net patient revenue from services provided under the Medicare program (of which 6.6% and 4.9%, respectively, relate to Medicare managed care) and 3.7% and 3.2%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in all periods. During the three months ended June 30, 2009 and 2008, an additional payer represented 10.0% and 9.2%, respectively, of such affiliated practices’ aggregate net revenues. During the six months ended June 30, 2009 and 2008, that payer represented 10.0% and 9.5%, respectively, of such affiliated practices’ aggregate net revenues. Changes in the payer reimbursement rates, or in affiliated practices’ payer mix, could materially and adversely affect the Company’s revenues.

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

On July 30, 2007, Centers for Medicare & Medicaid Services (“CMS”) issued a national coverage decision (“NCD”) establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with US Oncology. In addition, the Oncology Drug Advisory Committee (“ODAC”) of the U.S. Food and Drug Administration (“FDA”) met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings, on July 30, 2008, the FDA published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement (rather than prescribing) for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers.

The FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) proposal relating to ESAs by manufacturers which was filed with the FDA in late August, 2008. The REMS is expected to focus on future ESA prescribing guidelines and may require additional patient consent/education requirements, medication guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for manufacturers to implement the new program is uncertain and it presently remains under discussion between the manufacturers and the FDA. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to prescribe ESAs for their patients. The REMS is expected to become effective some time in 2009 or early 2010. We believe a possible impact of the REMS could be further reductions in ESA utilization. Because the use of ESAs relates to specific clinical determinations and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of the REMS, coverage restrictions and risks related to ESA use.

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Operating income attributable to ESAs administered by our network of affiliated physicians decreased $3.8 million and $8.1 million during the three months and six months ended June 30, 2009, respectively, from the comparable periods ended June 30, 2008. The operating income reflects results from the Company’s Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from the Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under both of these arrangements.

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

The Company expects continued payer scrutiny of the side effects of supportive care products and other drugs that represent significant costs to payers. Such scrutiny by payers or additional scientific data could lead to future restrictions on usage or reimbursement for other pharmaceuticals as a result of payer or FDA action or reductions in usage as a result of the independent determination of oncologists practicing in the Company’s network. Any such reduction could have an adverse effect on the Company’s business. In the Company’s evidence-based medicine initiative, affiliated physicians continually review emerging scientific information to develop clinical pathways for use in oncology and remain engaged with payers in determining optimal usage for all pharmaceuticals.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare payment rates and policy changes that went into effect for services furnished by physicians and non-physician practitioners as of January 1, 2009. The 2009 Medicare Physician Fee Schedule included a 5% decrease in the conversion factor from the 2008 rates reflecting the discontinuation of a budget neutrality adjustor that had been applied to a portion of the fee schedule calculation for the past two years. This change negatively impacted technical services and increased reimbursement for services with greater physician work components such as Evaluation and Management services. Under this fee schedule, pretax income for the six months ended June 30, 2009, decreased by approximately $0.7 million compared to the six months ended June 30, 2008.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full beginning January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). For the six months ended June 30, 2009, the Final Rule resulted in an increase in pretax income of $2.0 million over the comparable prior year period for Medicare non-drug reimbursement excluding the 2009 conversion factor change.

On April 6, 2009, CMS issued a final NCD to expand coverage for initial testing with positron emission tomography (“PET”) as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis to include subsequent treatment strategies and is expected to expand usage of PET scans, including at US Oncology affiliated practices, beginning in the second quarter of 2009.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for approximately 25% and 23% of revenue for the six month periods ended June 30, 2009, and 2008, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue of Texas Oncology, P.A.	$220,413	$197,769	$431,916	$394,287
Less: Reimbursement of expenses	206,858	185,702	408,128	370,877

Earnings component of management fee	$13,555	$12,067	$23,788	$23,410

NOTE 3 – Fair Value Measurements

The accounting standard which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements (SFAS No. 157, “Fair Value Measurements”) became effective January 1, 2009, at which time the Company adopted the standard with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by the standard to these fair value measurements on a non-recurring basis, which would include goodwill (generally as a result of an impairment assessment), did not have a material impact on the Company’s unaudited condensed consolidated financial statements as there was no fair value measurement recorded for goodwill during the six months ended June 30, 2009. Effective January 1, 2008, the Company applied the provisions of the standard to its disclosures related to assets and liabilities which are measured at fair value on a recurring basis (at least annually). As a result, the standard was applied to the Company’s interest rate swap liability.

Disclosures are required that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants. The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs.

Liabilities consist of the Company’s interest rate swap, only, which is valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, is classified as Level 2. Under the interest rate swap the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final interest settlement date on March 15, 2012. The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, which results in a net liability position, as well as the counterparty’s credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Floating Rate PIK Toggle Notes (“Holdings Notes”), an instrument with a similar credit profile and term as the interest rate swap, and the like term treasury spread (as an estimate of a risk free rate). An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the interest rate swap by $7.9 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. As of June 30, 2009, $50.6 million of the Company’s indebtedness remains exposed to changes in variable interest rates.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$—	$—	$—	$—
Liabilities
Other accrued liabilities	13,633	—	13,633	—
Other long-term liabilities	15,268	—	15,268	—

Total	$28,901	$—	$28,901	$—

Non-designated Derivative Instrument

The Company’s interest rate swap agreement described above was initially designated as a cash flow hedge against the variability of cash future interest payments on the Holdings Notes (see Note 6 – Indebtedness). The Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable and has discontinued cash flow hedge accounting for the interest rate swap. Subsequent to discontinuation of hedge accounting, the Company has recognized all unrealized gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized unrealized losses during the three months and six months ended June 30, 2009 and 2008 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Other income (expense), net	$(1,653)	$14,298	$(2,416)	$(1,711)

Although cash flow hedge accounting is no longer applied to the interest rate swap, the Company believes the swap, economically, remains a hedge against the variability in a portion of interest accruing on the Holdings Notes.

At June 30, 2008, accumulated other comprehensive income included $1.3 million, net of tax, related to the interest rate swap which represented activity while the instrument was designated as a cash flow hedge that was associated with future interest payments which could not be considered probable of not occurring at that time. During the three months and six months ended June 30, 2008, $0.3 million loss in accumulated other comprehensive income had been reclassified into earnings, as follows (in thousands):

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

	Amount of Loss Reclassified from OCI into Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense, net	$—	$(347)	$—	$(346)

At December 31, 2008, due to the current and projected low interest rate environment, and the expectation that payments due on the interest rate swap would increase, the Company believed that cash payments for interest rate swap obligations would reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes no longer remained probable. As a result, at December 31, 2008 all amounts previously recorded in accumulated other comprehensive income related to interest rate swap activity while that instrument was designated as a cash flow hedge (amounting to $0.8 million, net of tax) were reclassified to Other Income (Expense), Net in the Consolidated Statement of Operations and Comprehensive Income (Loss) for US Oncology Holdings, Inc.

NOTE 4 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships and goodwill during the six months ended June 30, 2009 consisted of the following (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill
Balance at December 31, 2008	$273,646	$3,743	$377,270
Additions	3,445	—	—
Impairment charge	(150)	—	—
Amortization expense and other	(10,893)	(250)	—

Balance at June 30, 2009	$266,048	$3,493	$377,270

Average of straight-line based amortization period remaining in years as of June 30, 2009	13	7	n/a

Customer relationships, net, are classified as Other Assets in the accompanying unaudited Condensed Consolidated Balance Sheet. Accumulated amortization relating to service agreements was $62.8 million and $52.6 million at June 30, 2009 and December 31, 2008, respectively. The amortization expense of amortizable intangible assets for the six months ended June 30, 2009 was $10.9 million, and the estimated amortization expense for the five succeeding years is approximately $21 million, per year.

NOTE 5 – Impairment and Restructuring Charges

Impairment and restructuring charges recognized during the three months and six months ended June 30, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Goodwill	$—	$—	$—	$380,000
Severance costs	371	356	1,613	1,662
Service agreements, net	—	—	150	—
Other, net	10	108	27	108

Total	$381	$464	$1,790	$381,770

During the three months and six months ended June 30, 2009, the Company recorded $0.4 million and $1.6 million, respectively, of severance charges related to certain corporate personnel. These charges will be paid through the second quarter of 2010. In addition, an unamortized service agreement intangible was impaired for $0.2 million in the first quarter of 2009 related to a practice that converted from a comprehensive services model to a targeted physician services relationship.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

During the three months ended March 31, 2008, the Company recorded an impairment of its goodwill related to the Medical Oncology services segment of $380.0 million. Also, during the three months and six months ending June 30, 2008, charges of $0.4 million and $1.7 million were recognized primarily related to employee severance for which payment was primarily made in the second quarter of 2008.

The carrying value of goodwill and the carrying value of service agreements are subject to impairment tests. In connection with the preparation of the financial statements for the three months ended March 31, 2008, and as a result of the decline in the financial performance of the Medical Oncology services segment, the Company assessed the recoverability of goodwill related to that segment and determined an impairment had occurred. The resulting impairment charge in the amount of $380.0 million did not result in future cash expenditures or impact the financial covenants of US Oncology’s senior secured credit facility. There were no impairments of goodwill identified during the three months and six months ended June 30, 2009. However, future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges.

NOTE 6 – Indebtedness

As of June 30, 2009 and December 31, 2008, long-term indebtedness consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
US Oncology, Inc.
Senior Secured Credit Facility	$—	$436,666
9.125% Senior Secured Notes, due 2017	758,985	—
9.0% Senior Notes, due 2012	—	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	27,923	34,956
Mortgage, capital lease obligations and other	22,255	22,188

	1,087,163	1,071,810
Less current maturities	(11,515)	(10,677)

	1,075,648	1,061,133

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	475,616	456,751

	$1,551,264	$1,517,884

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of June 30, 2009, are as follows (in thousands):

	Twelve months ending June 30,
	2010	2011	2012	2013	2014	Thereafter
US Oncology payments due	$11,515	$9,031	$8,365	$8,219	$1,890	$1,064,158
Holdings payments due	—	—	475,616	—	—	—

	$11,515	$9,031	$483,981	$8,219	$1,890	$1,064,158

As of June 30, 2009, US Oncology is in compliance with the covenants of its indebtedness.

Senior Secured Credit Facility

At December 31, 2008, the senior secured credit facility consisted of a $160.0 million revolving credit facility and $436.7 million outstanding under a term loan facility. During the three months ended June 30, 2009, the term loan portion of the facility, in the amount of $436.7 million, was repaid with proceeds from the 9.125% Senior Secured Notes described below.

As of June 30, 2009, the revolving credit facility of the senior secured credit facility provided for senior secured financing of up to $160.0 million, including a letter of credit sub-facility and a swingline loan sub-facility scheduled to terminate on August 20, 2010. At

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

June 30, 2009, $128.6 million was available for borrowing and availability had been reduced by outstanding letters of credit amounting to $31.4 million. At June 30, 2009, no amounts had been borrowed under the revolving credit facility of the senior secured credit facility.

In connection with this refinancing, the revolving credit facility of the senior secured credit facility was amended to, among other things, permit the transaction.

Indebtedness under the revolving credit facility is guaranteed by all of US Oncology’s current restricted subsidiaries (see Note 12 – Financial Information for Subsidiary Guarantors and Non-Subsidiary Guarantors), all of US Oncology’s future restricted subsidiaries and by Holdings, and is secured by a first priority security interest in substantially all of US Oncology’s existing and future real and personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, cash and a first priority pledge of US Oncology’s capital stock and the capital stock of the guarantor subsidiaries.

The revolving credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio (interest expense divided by EBITDA, as defined by the credit agreement) and a maximum leverage ratio (indebtedness divided by EBITDA, as defined by the credit agreement). At June 30, 2009, the Company was required to maintain a minimum interest coverage ratio of no less than 2.00:1 and a maximum leverage ratio of no more than 5.40:1. As of June 30, 2009, US Oncology’s actual interest coverage ratio was 2.62:1 and its actual leverage ratio was 5.04:1.

In addition, the revolving credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the revolving credit facility are entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

Senior Notes

As of December 31, 2008, the Company had $300.0 million in 9.0% senior notes outstanding. These notes, which were scheduled to mature on August 15, 2012, were redeemed with proceeds from the 9.125% Senior Secured Notes described below. A portion of the proceeds from the Senior Secured Notes were deposited with a trustee to redeem the 9.0% Senior Notes on August 17, 2009 for a redemption price of 102.250% plus accrued and unpaid interest.

9.125% Senior Secured Notes

On June 18, 2009, US Oncology issued $775.0 million aggregate principal amount of senior secured notes due August 15, 2017 (the “Senior Secured Notes”) in a private offering to institutional investors. Interest on the notes will accrue at a fixed rate of 9.125% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2009. As of June 30, 2009, US Oncology included $759.0 million of debt outstanding in its unaudited Condensed Consolidated Balance Sheet which reflects the $775.0 million principal amount of the Senior Secured Notes net of an unamortized original issue discount in the amount of $16.0 million. During the three months and six months ended June 30, 2009, interest expense on the Senior Secured Notes was $2.3 million.

These notes are senior secured obligations of US Oncology and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness. Indebtedness under the Senior Secured Notes is guaranteed by all of US Oncology’s current restricted subsidiaries (see Note 12 – Financial Information for Subsidiary Guarantors and Non-Subsidiary Guarantors) and all of US Oncology’s future restricted subsidiaries, and is secured by a second-priority security interest, subject to permitted liens, in substantially all of US Oncology’s existing and future real and personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, cash and a first priority pledge of US Oncology’s capital stock and the capital stock of the guarantor subsidiaries, subject to certain limitations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology has the right to redeem some or all of the Senior Secured Notes prior to August 15, 2013 at a price equal to 100.0% of the principal amount plus accrued and unpaid interest and a “make whole” premium. Thereafter, we may redeem some or all of the notes at the redemption prices set forth below:

Redemption period	Price
On or after August 15, 2013 and prior to August 15, 2014	104.560%
On or after August 15, 2014 and prior to August 15, 2015	102.280%
On or after August 15, 2015	100.000%

In addition, prior to August 15, 2012, US Oncology may redeem up to a maximum of 35% of the original aggregate principal amount of the senior secured notes, including any additional notes subsequently issued, with the net proceeds of certain equity offerings at a redemption price of 109.125% of the principal amount thereof, plus accrued and unpaid interest thereon, provided that, if the equity offering is an offering by Holdings, a portion of the net cash proceeds thereof equal to the amount required to redeem any such notes is contributed to the equity capital of US Oncology or used to acquire capital stock of US Oncology, subject to certain limitations.

US Oncology issued the Senior Secured Notes pursuant to an indenture dated June 18, 2009 between US Oncology and a Trustee. Among other provisions, the indenture contains certain covenants that limit the ability of US Oncology and certain of its restricted subsidiaries to incur additional debt, pay dividends on, redeem or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, engage in unrelated businesses, incur certain liens and sell certain assets or merge with or into other companies.

US Oncology may be obligated (based on certain thresholds) to make prepayment offers on the Senior Secured Notes of up to 100% of “allocable excess proceeds”, as defined by the notes indenture, from certain asset sales. In addition, the Senior Secured Notes include various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the Senior Secured Notes to be in full force and effect and change of control. If such an event of default occurs, the lenders under the Senior Secured Notes are entitled to take various actions, including the acceleration of amounts due under the Senior Secured Notes and all actions permitted to be taken by a secured creditor.

In connection with the issuance of the Senior Secured Notes, the Company entered into a Purchase Agreement providing for the initial sale of the Senior Secured Notes and a Registration Rights Agreement with respect to registration rights for the benefit of the holders of the Senior Secured Notes. The Registration Rights Agreement requires that US Oncology and the guarantors file an exchange offer registration statement with the SEC not later than 120 days and use their reasonable best efforts to cause the registration statement to become effective within 210 days from the Senior Secured Notes closing date of June 18, 2009. If US Oncology and the guarantors do not comply with its obligations under the Registration Rights Agreement, the interest rate on the notes will increase by 0.25% for each 90 day period US Oncology does not comply with these obligations, not to exceed 1.0%. As of June 30, 2009, there was no liability accrued for the incremental interest as the Company does not believe it is probable that the required registration will not be made timely.

The Company incurred $16.4 million in transaction expenses related to the Senior Secured Notes offering which are included as Other Assets in the Company’s unaudited Condensed Consolidated Balance Sheet. Proceeds from the offering of approximately $744.4 million, along with cash on hand, were used to repay the $436.7 million senior secured credit facility maturing in 2010 and 2011 and the $300 million 9.0% Senior Notes due 2012.

In connection with issuing the Senior Secured Notes and refinancing the Term Loan facility and 9.0% Senior Notes, the Company recognized a $22.4 million loss on early extinguishment of debt primarily related to payment of a 2.25 percent call premium and call period interest on the Senior Notes and the write off of unamortized issuance costs related to the retired Senior Notes and terminated portion of the senior secured credit facility.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Senior Floating Rate PIK Toggle Notes

During the three months ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes (“Notes” or “Holdings Notes”), due March 15, 2012. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest accrues on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread is 4.50% and increased by 0.50% on March 15, 2009 and will increase by another 0.50% on March 15, 2010. During the three months ended June 30, 2009 and 2008, interest on the Holdings Notes was $9.7 million and $10.0 million, respectively. During the six months ended June 30, 2009 and 2008, interest on the Holdings Notes was $20.1 million and $22.1 million, respectively. In the three months ended June 30, 2009 and 2008, $9.1 million and $4.4 million, respectively, accrued under the election to pay interest in kind and the remaining $0.6 million and $5.6 million, respectively, accrued as cash interest or interest related to future spread increases and the amortization of debt issuance costs. In the six months ended June 30, 2009 and 2008, $18.4 million and $14.8 million, respectively, accrued under the election to pay interest in kind and the remaining $1.7 million and $7.3 million, respectively, accrued as cash interest or interest related to future spread increases and the amortization of debt issuance costs.

Holdings may redeem all or any of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

Redemption period	Price
On or after September 15, 2008 and prior to September 15, 2009	102.0%
On or after September 15, 2009 and prior to September 15, 2010	101.0%
On or after September 15, 2010	100.0%

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of June 30, 2009, US Oncology has the ability to make approximately $29.7 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology, excluding certain non-cash charges such as the $380.0 million goodwill impairment during the three months ended March 31, 2008 and the $22.4 million loss on early extinguishment of debt during the three months ended June 30, 2009. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012 (see Note 3 – Fair Value Measurements). As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. Based on projected LIBOR interest rates as of June 30, 2009, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through June 30, 2010. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty is reduced by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. The Company expects to issue $18.4 million in notes to settle the interest due in September, 2009. In addition, the Company is required to pay $6.6 million to settle the obligation under the interest

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

rate swap agreement for the interest period ending September 15, 2009. During the six months ended June 30, 2009, US Oncology paid dividends in the amount of $4.1 million to Holdings to finance obligations due in March related to the Holdings Notes and interest rate swap.

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

Fair value of Notes

The Company has estimated the fair value of its financial instruments in accordance with the framework under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The fair value of the fixed rate long term indebtedness is estimated based on quoted market prices or prices quoted from third party financial institutions. The carrying amount and fair value of the indebtedness, including the current portion, are as follows:

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.125% Senior Secured Notes, due 2017	$758,985	$751,395	$—	$—
9.0% Senior Notes, due 2012	—	—	300,000	273,000
10.75% Senior Subordinated Notes, due 2014	275,000	273,625	275,000	224,125
Holdings Senior Floating Rate PIK Toggle Notes, due 2012	475,616	399,517	456,751	262,632

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

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Effective January 1, 2008, the Company amended the Equity Incentive Plan to (i) eliminate the distinction between shares available for grant under restricted common shares and those available for grant under stock options and (ii) increase the number of shares available for awards from 27,223,966 to 32,000,000. Also on January 1, 2008, the Company awarded 7,882,000 shares of restricted stock to employees, a portion of which related to the cancellation of 2,606,250 employee stock options. The cancellation of options in exchange for restricted shares was accounted for as a modification of the original award. As a result, the unrecognized compensation expense associated with the original award continues to be recognized over the service period related to the original award. In addition, incremental compensation cost equal to the excess of the fair value of the new award over the fair value of the original award as of the date the new award was granted, is being recognized over the service period related to the new award. Depending on the individual grants, awards vest either at the grant date or over defined service periods. Based on the individual vesting criteria for each award, the Company recorded compensation expense of approximately $0.3 million and $0.6 million during the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $1.1 million during the six months ended June 30, 2009 and 2008, respectively, related to restricted stock and stock option awards made under the Equity Incentive Plan. At June 30, 2009, 3,074,350 shares of restricted stock or stock options were available for future awards.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The Company granted awards of 250,000 restricted shares with an aggregate fair value at the time of grant of approximately $0.1 million during the six months ended June 30, 2009 and 8,244,500 restricted shares (which includes the January 1, 2008 awards discussed above) with an aggregate fair value at the time of grant of approximately $12.8 million during the six months ended June 30, 2008. No shares of restricted stock were granted during the three months ended June 30, 2009 and June 30, 2008. Restricted shares vest over a three to five year period from the date of grant. During the three months and six months ended June 30, 2009, 386,100 and 597,600 restricted shares were forfeited by holders, respectively. During the three months and six months ended June 30, 2008, 1,125,000 and 1,545,000 restricted shares were forfeited by holders, respectively.

The following summarizes activity for restricted shares awarded under the Equity Incentive Plan for the six months ended June 30, 2009:

Restricted Shares
Restricted shares outstanding, December 31, 2008	9,514,500
Granted	250,000
Vested	(985,349)
Forfeited	(597,600)

Restricted shares outstanding, June 30, 2009	8,181,551

Compensation expense related to outstanding restricted stock awards is estimated to be $2.0 million, $1.7 million, $1.7 million, $1.6 million and $0.1 million for each of the fiscal years ending December 31, 2009 through 2013. Deferred compensation related to these awards becomes fully amortized during the year ending December 31, 2014.

The following summarizes activity for options awarded under the Equity Incentive Plan for the six months ended June 30, 2009:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, December 31, 2008	588,750	$1.44
Forfeited	(30,000)	1.81

Options outstanding, June 30, 2009	558,750	1.42	6.9

Options exercisable, June 30, 2009	297,650	1.38	6.2

At June 30, 2009, 558,750 options to purchase Holdings common stock were outstanding. During the six months ended June 30, 2009, there were no options granted to purchase common shares and there were 65,000 options granted to purchase common shares during the six months ended June 30, 2008. Compensation expense related to options granted has been recorded based on the fair value as of the grant date and vesting provisions.

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004, upon stockholder approval. The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. At June 30, 2009, 131,000 options to purchase Holdings common stock were outstanding and 286,000 options were available for future awards. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option, annually, to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option, annually, to purchase 1,000 shares of common stock for each board committee on which such director served. As of June 30, 2009, options to purchase 214,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant. During the six months ended June 30, 2009, there were no exercises of options issued under the Director Stock Option Plan.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 8 – Income Taxes

The effective tax rate for the three months and six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008
Income (loss) before income taxes	$(19,362)	$12,328	$(7,975)	$8,044
Less: Income before income taxes attributable to noncontrolling interests	(944)	(1,017)	(944)	(1,017)

Income (loss) before income taxes attributable to the Company	$(20,306)	$11,311	$(8,919)	$7,027

Income tax benefit (provision) attributable to the Company	$2,913	$(4,169)	$1,324	$(3,788)

Effective tax rate attributable to the Company	14.3%	(36.9)%	14.8%	(53.9)%

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss before income taxes	$(25,172)	$(394,092)	$(2,595)	$(370,237)
Less: Income before income taxes attributable to noncontrolling interests	(1,703)	(1,732)	(1,703)	(1,732)

Loss before income taxes attributable to the Company	$(26,875)	$(395,824)	$(4,298)	$(371,969)

Income tax benefit (provision) attributable to the Company	$4,024	$5,578	$(2,280)	$(2,866)

Effective tax rate attributable to the Company	15.0%	1.4%	(53.0)%	(0.8)%

The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense, changes in the fair value of Holdings’ interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, alter the impact that non-deductible costs have on its effective tax rate as well as a valuation allowance provided on the deferred tax asset of Holdings.

The difference between our effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
U.S. statutory income tax benefit	$(9,406)	$(138,538)	$(1,505)	$(130,189)
Non-deductible expenses (1)	1,183	132,176	949	132,176
State income taxes, net of federal benefit (2)	724	628	2,274	795
Reserve for uncertain tax positions	562	—	562	—
Valuation allowance	2,514	—	—	—
Other	399	156	—	84

Effective tax (benefit) provision (3)	$(4,024)	$(5,578)	$2,280	$2,866

(1)	The six months ended June 30, 2008 includes the impact of a $380.0 million goodwill impairment charge of which $376.0 million was not deductible for tax purposes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

(2)

The Texas state margin tax became effective January 1, 2007. Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted to compute an income tax of an entity may not be considered in assessing an obligation for margin tax. For US Oncology, Inc., the six months ended June 30, 2009 includes certain state net operating losses of $1.3 million.

(3)

For the six months ended June 30, 2009, the annual effective tax rate for US Oncology, Inc. for the year ended December 31, 2009 could not be reasonably estimated because the Company expects its pretax income for this period to be near breakeven. As a result, in the interim financial statements, taxes have been provided for based on the actual results for the six months ended June 30, 2009 rather than an estimated effective tax rate for the fiscal year. In addition, the percentage impact of items included in US Oncology, Inc.’s reconciliation above are higher due to the $22.4 million debt extinguishment loss reducing pretax income to a pretax loss of $4.3 million.

At June 30, 2009, Holdings had a gross federal net operating loss carryforward benefit of approximately $75.7 million that will begin to expire in 2027 and a $1.4 million alternative minimum tax credit, which has no expiration date. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. The debt extinguishment loss and incremental interest associated with the June 2009 refinancing (see Note 6 – Indebtedness) as well as the recent history of operating losses, provides evidence that Holdings’ net deferred tax asset may not be recoverable. Accordingly, a valuation allowance on Holdings’ net deferred tax assets in the amount of $2.3 million has been established. In addition to the $2.3 million valuation allowance on the deferred tax assets, a valuation allowance of $0.2 million was made on a general business tax credit that is not expected to be utilized before its expiration date.

During the three months ended June 30, 2009, a portion of Holdings 2008 federal net operating losses was applied to earlier tax periods and is expected to result in a refund of previously paid taxes of approximately $8.9 million which is recorded as a component of Other Current Assets as of June 30, 2009.

With respect to US Oncology, Inc., whose financial statements are prepared as if it filed a separate return, management concluded that it is more likely than not that the Company will realize its deferred tax assets and no valuation allowance was provided. At June 30, 2009, US Oncology, Inc. had a net deferred tax liability balance of $32.8 million.

As of June 30, 2009, the Company had an accrual for uncertain tax positions of $2.7 million which is generally expected to settle within the next twelve months. During the six months ended June 30, 2009, the accrual was increased by $0.6 million related to a potential state tax liability for the disallowance of prior period state net operating losses.

NOTE 9 – Segment Financial Information

The Company’s reportable segments are based on internal management reporting that disaggregates the business by service line. The Company’s reportable segments are Medical Oncology Services, Cancer Center Services, Pharmaceutical Services, and Research/Other services (primarily consisting of research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its Medical Oncology and Cancer Center Services segments. In addition to managing non-clinical operations, the Medical Oncology services segment provides oncology pharmaceutical services to practices affiliated under comprehensive service agreements. The Cancer Center Services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, including radiology diagnostic capabilities to radiation therapy for practices affiliated under comprehensive service agreements. The Pharmaceutical Services segment distributes oncology pharmaceuticals to the Company’s affiliated practices, including practices affiliated under the OPS model, provides pharmaceuticals and counseling services to patients through its oral oncology specialty pharmacy and mail order business and offers informational and other services to pharmaceutical manufacturers. The Research/Other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials.

Balance sheet information by reportable segment is not reported, since the Company does not prepare such information internally.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The tables below present segment results for the three months and six months ended June 30, 2009 and 2008 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended June 30, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenue	$449,892	$—	$608,365	$—	$—	$(463,685)	$594,572
Service revenue	155,666	97,143	15,796	18,470	—	—	287,075

Total revenue	605,558	97,143	624,161	18,470	—	(463,685)	881,647
Operating expenses	(588,340)	(62,545)	(598,775)	(17,103)	(16,191)	463,685	(819,269)
Impairment and restructuring charges	(10)	—	—	—	(371)	—	(381)
Depreciation and amortization	—	(9,640)	(467)	(66)	(14,999)	—	(25,172)

Income (loss) from operations	$17,208	$24,958	$24,919	$1,301	$(31,561)	$—	$36,825

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(34)	$—	$(34)

Income (loss) from operations	$17,208	$24,958	$24,919	$1,301	$(31,595)	$—	$36,791

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Three Months Ended June 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenue	$409,501	$—	$621,779	$—	$—	$(474,230)	$557,050
Service revenue	149,843	92,234	15,472	14,576	—	—	272,125

Total revenue	559,344	92,234	637,251	14,576	—	(474,230)	829,175
Operating expenses	(538,600)	(60,423)	(610,908)	(15,408)	(21,240)	474,230	(772,349)
Impairment and restructuring charges	42	(150)	—	—	(356)	—	(464)
Depreciation and amortization	—	(9,611)	(1,325)	(91)	(14,856)	—	(25,883)

Income (loss) from operations	$20,786	$22,050	$25,018	$(923)	$(36,452)	$—	$30,479

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(48)	$—	$(48)

Income (loss) from operations	$20,786	$22,050	$25,018	$(923)	$(36,500)	$—	$30,431

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

	Six Months Ended June 30, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenue	$879,054	$—	$1,170,795	$—	$—	$(892,197)	$1,157,652
Service revenue	308,434	189,460	30,969	37,693	—	—	566,556

Total revenue	1,187,488	189,460	1,201,764	37,693	—	(892,197)	1,724,208
Operating expenses	(1,153,711)	(123,604)	(1,154,012)	(33,869)	(34,322)	892,197	(1,607,321)
Impairment and restructuring charges	(177)	—	—	—	(1,613)	—	(1,790)
Depreciation and amortization	—	(19,016)	(1,174)	(146)	(29,934)	—	(50,270)

Income (loss) from operations	$33,600	$46,840	$46,578	$3,678	$(65,869)	$—	$64,827

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(74)	$—	$(74)

Income (loss) from operations	$33,600	$46,840	$46,578	$3,678	$(65,943)	$—	$64,753

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Six Months Ended June 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenue	$812,815	$—	$1,217,649	$—	$—	$(930,153)	$1,100,311
Service revenue	299,284	182,325	30,224	27,638	—	—	539,471

Total revenue	1,112,099	182,325	1,247,873	27,638	—	(930,153)	1,639,782
Operating expenses	(1,072,746)	(119,399)	(1,198,791)	(29,337)	(41,228)	930,153	(1,531,348)
Impairment and restructuring charges	(380,038)	(150)	—	—	(1,582)	—	(381,770)
Depreciation and amortization	—	(18,948)	(2,638)	(191)	(29,860)	—	(51,637)

Income (loss) from operations	$(340,685)	$43,828	$46,444	$(1,890)	$(72,670)	$—	$(324,973)

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(99)	$—	$(99)

Income (loss) from operations	$(340,685)	$43,828	$46,444	$(1,890)	$(72,769)	$—	$(325,072)

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 10 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of June 30, 2009, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending June 30,
	2010	2011	2012	2013	2014	Thereafter
Payments due	$82,575	71,250	67,908	59,723	51,070	273,751

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

Holdings Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “2004 Cash Incentive Plan”). As of December 31, 2007, no amounts were available for payment under the 2004 Cash Incentive Plan. Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012, and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during the six months ended June 30, 2009 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of June 30, 2009, $7.0 million was available for payment under the 2008 Cash Incentive Plan. Because payments of awards under the Plan are based upon occurrence of a specific event, obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event, as discussed above, occurs.

Legal Matters

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

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At June 30, 2009, the total owed to the Company for those receivables of $22.4 million is reflected on its balance sheet as other noncurrent assets. Currently, approximately $13.1 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, $7.6 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company’s management believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded in other noncurrent assets at June 30, 2009. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice.

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

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, the Company performed impairment testing as of March 31, 2007 and it recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. No additional impairment charges relating to this regulatory action have been recorded through June 30, 2009.

As of June 30, 2009, the Company unaudited Condensed Consolidated Balance Sheet included net assets in the amount of $0.8 million related to this practice, which includes primarily working capital in the amount of $0.6 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on the Company’s balance sheet. At June 30, 2009, the lease had a remaining term of 17 years and the net present value of minimum future lease payments is approximately $7.0 million.

Antitrust Inquiry

The United States Federal Trade Commission (“FTC”) and a state Attorney General have informed one of the Company’s affiliated physician practices that they have opened an investigation to determine whether a recent transaction in which another group of physicians became employees of that affiliated group violated relevant state or federal antitrust laws. In addition, the FTC has requested information from the Company regarding its role in that transaction. The Company is in the process of responding to a request for information on this matter. At present, the Company believes that the scope of the investigation is limited to a single transaction, but the Company cannot provide assurance that the scope will remain limited. The Company believes that it and its

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

affiliated physician practices comply with relevant antitrust laws. However, if this investigation were to result in a claim against the Company or its affiliated physician practice in which the FTC or attorney general prevails, the resulting judgment could have a material adverse financial and operational effect on the Company or that practice, including the possibility of monetary damages or fines, a requirement that it unwind the transaction at issue or the imposition of restrictions on future operations and development. In addition, addressing government investigations requires the Company to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Furthermore, because of the size and scope of the Company’s network, there is a risk that it could be subjected to greater scrutiny by government regulators with regard to antitrust issues.

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

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2008, the FASB issued Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured on a recurring basis. Effective January 1, 2009, the Company adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on the Company’s unaudited condensed consolidated financial statements (see Note 3 – Fair Value Measurements).

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non-controlling interest in an acquiree and the resulting goodwill. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for annual reporting periods beginning after December 15, 2008 and was adopted without material impact. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on the Company’s accounting for future business combinations, however the effect is dependent upon acquisitions which may occur in the future.

In April, 2009, the FASB issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP generally applies to assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies,” if not acquired or assumed in a business combination for which the acquisition date is on or after January 1, 2009. The adoption of this FSP did not have a material impact on the Company’s unaudited condensed consolidated financial statements; however, the FSP may have an impact on the accounting for any future acquisitions or divestitures.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially-owned subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, rather than a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 was effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in the Company’s unaudited condensed consolidated financial statements contained herein.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 was effective for the Company on January 1, 2009, and was adopted without a material impact on the Company’s unaudited condensed consolidated financial statements.

In April, 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. FSP 142-3 was effective January 1, 2009 for the Company. There was no impact to the Company of adopting FSP 142-3; however, FSP 142-3 may result in a change in the useful lives of intangible assets recognized in future periods. (See Note 4 – Intangible Assets and Goodwill regarding intangible assets currently held by the Company.)

In April, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). Under FSP FAS 107-1 and APB 28-1 the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), are to be applied in interim period financial statements, in addition to the existing requirements for annual periods. FSP FAS 107-1 and APB 28-1 reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB Opinion No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The FSP was effective for the Company’s interim period ending June 30, 2009 and adoption of this FSP did not have a material impact on its unaudited condensed consolidated financial statements (see Note 6 – Indebtedness).

In June, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS 165 became effective for the Company on June 30, 2009 and was adopted without material impact on its unaudited condensed consolidated financial statements.

In June, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends consolidation guidance for variable interest entities (“VIE”) under FIN 46(R). Under SFAS 167, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS 167 is effective for the Company as of January 1, 2010. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.

In June, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for the Company’s interim period ending September 30, 2009. The Company does not expect that this standard will have a material impact on its unaudited condensed consolidated financial statements upon adoption.

NOTE 12 – Financial Information for Subsidiary Guarantors and Non-Subsidiary Guarantors

The 9.125% Senior Secured Notes (“Senior Secured Notes”), the 9% Senior Secured Notes (the “Senior Notes”) which were redeemed with proceeds from the Senior Secured Notes and the 10.75% Senior Subordinated Notes (the “Senior Subordinated Notes”) issued by US Oncology, Inc. are guaranteed fully and unconditionally, and on a joint and several basis, by all of US Oncology’s wholly-owned subsidiaries. Certain of US Oncology’s subsidiaries, primarily joint ventures, do not guarantee the Senior Secured Notes, the Senior Notes and the Senior Subordinated Notes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the three months and six months ended June 30, 2009 and 2008. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of June 30, 2009, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, CCCN NW Building JV, L.L.C., and Oregon Cancer Center, Ltd.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of June 30, 2009

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$119,003	$1	$—		$119,004
Accounts receivable	—	351,542	7,062	—		358,604
Other receivables	—	26,729	—	—		26,729
Prepaid expenses and other current assets	417	21,924	988	—		23,329
Inventories	—	110,300	—	—		110,300
Deferred income taxes	5,424	—	—	—		5,424
Due from affiliates	578,387	—	—	(537,682	)(a)	40,705
Investment in subsidiaries	444,811	—	—	(444,811	)(b)	—

Total current assets	1,029,039	629,498	8,051	(982,493)		684,095
Property and equipment, net	—	369,716	42,687			412,403
Service agreements, net	—	265,031	1,017			266,048
Goodwill	—	371,677	5,593			377,270
Other assets	26,568	38,283	1,650			66,501

	$1,055,607	$1,674,205	$58,998	$(982,493)		$1,806,317

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,916	$232	$1,367			$11,515
Accounts payable	—	264,779	508			265,287
Intercompany accounts	(248,738)	258,631	(9,893)			—
Due to affiliates	—	631,295	14,955	(537,682	)(a)	108,568
Accrued compensation cost	—	39,822	263			40,085
Accrued interest payable	14,598	—	—			14,598
Income taxes payable	985	—	—			985
Other accrued liabilities	—	32,766	220			32,986

Total current liabilities	(223,239)	1,227,525	7,420	(537,682)		474,024
Deferred revenue	—	7,219	—			7,219
Deferred income taxes	38,246	—	—			38,246
Long-term indebtedness	1,054,990	2,798	17,860			1,075,648
Other long-term liabilities	—	7,992	3,459			11,451

Total liabilities	869,997	1,245,534	28,739	(537,682)		1,606,588

Commitments and contingencies
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—			1
Additional paid-in capital	557,541	—	—			557,541
Retained deficit	(371,932)	—	—			(371,932)

Total Company stockholder’s equity	185,610	—	—	—		185,610

Noncontrolling interests	—	—	14,119			14,119
Subsidiary equity	—	428,671	16,140	(444,811	)(b)	—

Total stockholder’s equity	185,610	428,671	30,259	(444,811)		199,729

	$1,055,607	$1,674,205	$58,998	$(982,493)		$1,806,317

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$104,475	$1	$—		$104,476
Accounts receivable	—	354,889	9,447	—		364,336
Other receivables	—	25,707	—	—		25,707
Prepaid expenses and other current assets	527	20,155	—	—		20,682
Inventories	—	130,967	—	—		130,967
Deferred income taxes	4,373	—	—	—		4,373
Due from affiliates	649,233	95	—	(582,900	)(a)	66,428
Investment in subsidiaries	381,549	—	—	(381,549	)(b)	—

Total current assets	1,035,682	636,288	9,448	(964,449)		716,969
Property and equipment, net	—	368,145	42,103	—		410,248
Service agreements, net	—	269,211	4,435	—		273,646
Goodwill	—	371,677	5,593	—		377,270
Other assets	24,339	38,724	1,657	—		64,720

	$1,060,021	$1,684,045	$63,236	$(964,449)		$1,842,853

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,507	$—	$1,170	$—		$10,677
Accounts payable	—	265,311	879	—		266,190
Intercompany accounts	(249,113)	252,374	(3,261)	—		—
Due to affiliates	—	714,957	4,856	(582,900	)(a)	136,913
Accrued compensation cost	—	40,070	706	—		40,776
Accrued interest payable	26,266	—	—	—		26,266
Income taxes payable	2,727	—	—	—		2,727
Other accrued liabilities	—	35,636	(832)	—		34,804

Total current liabilities	(210,613)	1,308,348	3,518	(582,900)		518,353
Deferred revenue	—	6,894	—	—		6,894
Deferred income taxes	35,139	—	—	—		35,139
Long-term indebtedness	1,040,080	2,418	18,635	—		1,061,133
Other long-term liabilities	—	8,797	3,550	—		12,347

Total liabilities	864,606	1,326,457	25,703	(582,900)		1,633,866

Commitments and contingencies
Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	560,768	—	—	—		560,768
Retained deficit	(365,354)	—	—	—		(365,354)

Total Company stockholder’s equity	195,415	—	—	—		195,415

Noncontrolling interests	—	—	13,572	—		13,572
Subsidiary equity	—	357,588	23,961	(381,549	)(b)	—

Total stockholder’s equity	195,415	357,588	37,533	(381,549)		208,987

	$1,060,021	$1,684,045	$63,236	$(964,449)		$1,842,853

(a) Elimination of intercompany balances

(b) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$585,937	$8,635	$—		$594,572
Service revenue	—	281,524	5,551	—		287,075

Total revenue	—	867,461	14,186	—		881,647
Cost of products	—	573,764	8,455	—		582,219
Cost of services:
Operating compensation and benefits	—	135,688	2,458	—		138,146
Other operating costs	—	82,303	345	—		82,648
Depreciation and amortization	—	16,867	1,068	—		17,935

Total cost of services	—	234,858	3,871	—		238,729
Total cost of products and services	—	808,622	12,326	—		820,948
General and administrative expense	165	16,091	—	—		16,256
Impairment and restructuring charges	—	381	—	—		381
Depreciation and amortization	—	7,237	—	—		7,237

	165	832,331	12,326	—		844,822

Income (loss) from operations	(165)	35,130	1,860	—		36,825
Other income (expense)
Interest expense, net	(22,480)	414	(418)	—		(22,484)
Loss on early extinguishment of debt	(22,353)	—	—	—		(22,353)
Other income (expense), net	—	37	—	—		37

Income (loss) before income taxes	(44,998)	35,581	1,442	—		(7,975)
Income tax benefit (provision)	1,324	—	—	—		1,324
Equity in subsidiaries	37,023	—	—	(37,023	)(a)	—

Net income	(6,651)	35,581	1,442	(37,023)		(6,651)
Less: Net income attributable to noncontrolling interests	(944)	(725)	(219)	944	(a)	(944)

Net income attributable to the Company	$(7,595)	$34,856	$1,223	$(36,079)		$(7,595)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$546,675	$10,375	$—		$557,050
Service revenue	—	262,585	9,540	—		272,125

Total revenue	—	809,260	19,915	—		829,175
Cost of products	—	531,499	10,086	—		541,585
Cost of services:
Operating compensation and benefits	—	125,965	4,121	—		130,086
Other operating costs	—	78,162	1,276	—		79,438
Depreciation and amortization	—	17,872	881	—		18,753

Total cost of services	—	221,999	6,278	—		228,277
Total cost of products and services	—	753,498	16,364	—		769,862
General and administrative expense	96	21,144	—	—		21,240
Impairment and restructuring charges	—	464	—	—		464
Depreciation and amortization	—	7,130	—	—		7,130

	96	782,236	16,364	—		798,696

Income (loss) from operations	(96)	27,024	3,551	—		30,479
Other income (expense)
Interest expense, net	(22,829)	762	(366)	—		(22,433)
Other income (expense), net	—	(2)	—	—		(2)

Income (loss) before income taxes	(22,925)	27,784	3,185	—		8,044
Income tax benefit	(3,788)	—	—	—		(3,788)
Equity in subsidiaries	30,969	—	—	(30,969	)(a)	—

Net income (loss)	4,256	$27,784	$3,185	$(30,969)		$4,256
Less: Net income attributable to noncontrolling interests	(1,017)	(242)	(775)	1,017	(a)	(1,017)

Net income (loss) attributable to the Company	$3,239	$27,542	$2,410	$(29,952)		$3,239

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,141,009	$16,643	$—		$1,157,652
Service revenue	—	555,533	11,023	—		566,556

Total revenue	—	1,696,542	27,666	—		1,724,208
Cost of products	—	1,117,504	16,300	—		1,133,804
Cost of services:
Operating compensation and benefits	—	270,869	4,917	—		275,786
Other operating costs	—	162,579	765	—		163,344
Depreciation and amortization	—	33,365	2,135	—		35,500

Total cost of services	—	466,813	7,817	—		474,630
Total cost of products and services	—	1,584,317	24,117	—		1,608,434
General and administrative expense	252	34,135	—	—		34,387
Impairment and restructuring charges	—	1,790	—	—		1,790
Depreciation and amortization	—	14,770	—	—		14,770

	252	1,635,012	24,117	—		1,659,381

Income (loss) from operations	(252)	61,530	3,549	—		64,827
Other income (expense)
Interest expense, net	(44,955)	689	(840)	—		(45,106)
Loss on early extinguishment of debt	(22,353)	—	—	—		(22,353)
Other income (expense), net	—	37	—	—		37

Income (loss) before income taxes	(67,560)	62,256	2,709	—		(2,595)
Income tax benefit (provision)	(2,280)	—	—	—		(2,280)
Equity in subsidiaries	64,965	—	—	(64,965	)(a)	—

Net income	(4,875)	62,256	2,709	(64,965)		(4,875)
Less: Net income attributable to noncontrolling interests	(1,703)	(1,274)	(429)	1,703	(a)	(1,703)

Net income attributable to the Company	$(6,578)	$60,982	$2,280	$(63,262)		$(6,578)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,079,375	$20,936	$—		$1,100,311
Service revenue	—	520,818	18,653	—		539,471

Total revenue	—	1,600,193	39,589	—		1,639,782
Cost of products	—	1,053,184	20,428	—		1,073,612
Cost of services:
Operating compensation and benefits	—	252,034	8,240	—		260,274
Other operating costs	—	153,647	2,587	—		156,234
Depreciation and amortization	—	35,666	1,688	—		37,354

Total cost of services	—	441,347	12,515	—		453,862
Total cost of products and services	—	1,494,531	32,943	—		1,527,474
General and administrative expense	189	41,039	—	—		41,228
Impairment and restructuring charges	—	381,770	—	—		381,770
Depreciation and amortization	—	14,283	—	—		14,283

	189	1,931,623	32,943	—		1,964,755

Income (loss) from operations	(189)	(331,430)	6,646	—		(324,973)
Other income (expense)
Interest expense, net	(47,873)	1,948	(708)	—		(46,633)
Other income	—	1,369	—	—		1,369

Income (loss) before income taxes	(48,062)	(328,113)	5,938	—		(370,237)
Income tax benefit (provision)	(2,866)	—	—	—		(2,866)
Equity in subsidiaries	(322,174)	—	—	322,174	(a)	—

Net income (loss)	(373,102)	$(328,113)	$5,938	$322,174		$(373,103)
Less: Net income attributable to noncontrolling interests	(1,732)	(372)	(1,360)	1,732	(a)	(1,732)

Net income (loss) attributable to the Company	$(374,834)	$(328,485)	$4,578	$323,906		$(374,835)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$16,547	$55,163	$1,845	$73,555

Cash flows from investing activities:
Acquisition of property and equipment	—	(36,958)	(541)	(37,499)
Net payments in affiliation transactions	(389)	(2,980)	—	(3,369)
Distributions from unconsolidated subsidiaries	—	1,011	430	1,441

Net cash used in investing activities	(389)	(38,927)	(111)	(39,427)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	758,926	—	—	758,926
Repayment of term loan	(436,666)	—	—	(436,666)
Repayment of Senior Notes	(311,578)	—	—	(311,578)
Repayment of other indebtedness	(6,619)	(1,708)	(578)	(8,905)
Debt financing costs	(16,157)	—	—	(16,157)
Net distributions to parent	(4,064)	—	—	(4,064)
Distributions to noncontrolling interests	—	—	(1,156)	(1,156)

Net cash used in financing activities	(16,158)	(1,708)	(1,734)	(19,600)

Increase in cash and cash equivalents	—	14,528	—	14,528
Cash and cash equivalents:
Beginning of period	—	104,475	1	104,476

End of period	$—	$119,003	$1	$119,004

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$2,470	$35,888	$3,867	$42,225

Cash flows from investing activities:
Acquisition of property and equipment	—	(38,029)	(6,184)	(44,213)
Net payments in affiliation transactions	32,677	(69,577)	—	(36,900)
Designation of restricted cash	—	(500)	—	(500)
Net proceeds from sale of assets	—	3,747	—	3,747
Investment in unconsolidated subsidiaries	—	(2,313)	—	(2,313)

Net cash provided by (used in) investing activities	32,677	(106,672)	(6,184)	(80,179)

Cash flows from financing activities:
Proceeds from other indebtedness	—	—	4,000	4,000
Repayment of term loan	(34,937)	—	—	(34,937)
Repayment of other indebtedness	(235)	(430)	(214)	(879)
Debt financing costs	—	—	(103)	(103)
Distributions to noncontrolling interests	—	—	(1,832)	(1,832)
Contributions from noncontrolling interests	—	—	466	466
Contributions of proceeds from exercise of stock options	25	—	—	25

Net cash provided by (used in) financing activities	(35,147)	(430)	2,317	(33,260)

Decrease in cash and cash equivalents	—	(71,214)	—	(71,214)
Cash and cash equivalents:
Beginning of period	—	149,255	1	149,256

End of period	$—	$78,041	$1	$78,042

NOTE 13 – Subsequent Events

Proposed CMS Physician Fee Schedule

On July 1, 2009, CMS proposed changes to policies and payment rates for services to be furnished during 2010 by physicians and nonphysician practitioners who are paid under the Medicare physician fee schedule. Under the statutory formula, the conversion factor for 2010 is estimated to decrease by 21.5% unless Congress again enacts superseding legislation. Congress and the Administration are considering possible actions to prevent that decrease. In addition, CMS projects that the changes in the proposed rule would result in a 6% decrease in overall payments to the specialty of hematology/oncology and a 19% decrease in overall payments to the specialty of radiation oncology. After reviewing public and legislative comment, CMS is expected to publish the Final Rule on or around November 1, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

U.S. Attorney Subpoena

On July 29, 2009 the Company received a subpoena from the United States Attorney’s Office, Eastern District of New York, seeking documents relating to its contracts and relationships with a pharmaceutical manufacturer and its business and activities relating to that manufacturer’s products. The Company believes that the subpoena relates to an ongoing investigation being conducted by that office regarding the manufacturer’s sales and marketing practices. The Company intends to fully cooperate with the request. At the present time, the U.S. Attorney has not made any allegation of wrongdoing on the part of the Company. However, the Company cannot provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with the law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the U.S. Attorney will not make a determination that wrongdoing has occurred.

Retirement of Executive Chairman

During the three months ended September 30, 2009, the Company expects to incur a charge of approximately $4.0 million in connection with benefits payable as a result of the retirement of its Executive Chairman to be effective September 1, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, related notes, and other financial information thereto included elsewhere in this report. References to “fiscal year” refer to the period from January 1 to December 31 of the indicated year. Unless otherwise noted, references to EBITDA and the combined period have the meaning set forth under “Discussion of Non-GAAP Information.” In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on March 12, 2009, and subsequent filings.

Business Overview

Our mission is to enable physicians to provide the right treatment, at the right time, for the right patient. We strive to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. To realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers. As of June 30, 2009, our network included:

•	1,236 affiliated physicians

•	476 sites of service

•	79 comprehensive cancer centers and 15 facilities providing radiation therapy only

•	A research network currently managing 74 active clinical trials

•	A pharmaceutical distribution business currently distributing $2.3 billion annually in oncology pharmaceuticals

We provide our services through four operating segments; medical oncology services, cancer center services, pharmaceutical services and research/other services. Each of our operating segments is described in greater detail below.

We provide practice management services to practices under comprehensive services agreements in both our medical oncology and cancer center services segments. Our management services are intended to support affiliated physicians in providing high quality, integrated and advanced cancer care. Both medical oncology and cancer center services may be provided under the same arrangement to provide comprehensive practice management services with the differentiation between these segments relating to the nature of cancer care being supported. Medical oncology services typically relate to the support of physicians who provide chemotherapy and drug administration, while cancer center services typically relate to physicians performing radiation treatments and diagnostic radiology.

Our practice management services are designed to encompass all non-clinical aspects of managing an oncology practice and assist affiliated practices develop and execute long-term strategies for their success. We believe our fee arrangements, which are typically based on a percentage of the affiliated practice’s earnings, effectively align our interests and long-term objectives with those of our comprehensively managed practices. We work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, providing customized electronic medical records and information systems, and obtaining nationally-negotiated supply arrangements. We also assist in recruiting additional physicians into our groups, including physicians from established practices and newly qualified oncologists. Each year approximately 50 oncologists are recruited to join one of our affiliated groups. We believe that a substantial portion of newly qualified oncologists that enter private practice join groups that are affiliated with us. We also assist affiliated groups in strengthening their market position in an increasingly competitive environment through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of our network.

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

Operating Challenges and Strategic Responses

The economics of healthcare and the aging American population mean that pressures to increase the effectiveness of care while reducing the cost of delivery will continue. We work with physicians, manufacturers and payers to address these issues. In 2008, we launched Innovent Oncology, a service specifically designed to bring physicians and payers together to provide the highest clinical quality while better managing the total cost of care through evidence-based treatment protocols and patient support services. In 2009, we will continue to expand this offering designed to address the fundamental pressures on the cancer care delivery system in America.

We expect that the demand for professional management of physician groups will continue. We recently began packaging five key services (Oncology Pharmaceutical Services (“OPS”), Oncology Reimbursement Services (“ORS”), Innovent Oncology, iKnowMed and Research) into a new targeted physician services offering under which physician practices are able to purchase one or more of these key services. This offering is intended to complement the comprehensive services model (“CSA”) and address the needs of mid-size practices (five to fifteen physicians). It is available as a suite of services customized to each practice’s priorities.

We continue to work with our network of comprehensively affiliated practices to improve practice performance by optimizing reimbursement, implementing Lean Six Sigma operating processes, recruiting physicians, providing customized electronic medical records and information systems and obtaining nationally negotiated supply arrangements. We will continue to assist affiliated groups strengthen their market position, in an increasingly competitive environment, through liaison programs that market affiliated practices to referring physicians and through both local and national branding campaigns that communicate the benefits of being a member of our network.

Our Strategy

Our mission is to enable physicians to provide the right treatment, at the right time, for the right patient. We strive to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. We know that to realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers.

We believe declining reimbursement and increasing operating costs have resulted in a trend toward professional management of physician groups. Since our inception, we have worked with local physician groups to enable affiliated practices to offer state of the art care to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, access to clinical trials, laboratory services, diagnostic radiology, pharmacy services and patient education. In addition, we work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, recruiting physicians, providing customized electronic medical records and information systems, and obtaining favorable pharmaceutical pricing. We also assist affiliated groups in strengthening their market position in an increasingly competitive environment through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of our network. We have also developed other tools for physicians such as the Oncology Portal which is scheduled to launch later this year. The portal is a web-based cancer care community to provide oncologists and clinicians a platform to collaborate, share best practices and gain industry insight and education.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

As of June 30, 2009, we were affiliated with 1,236 physicians operating in 476 locations, including 94 radiation oncology facilities, in 39 states. Our affiliated physicians care for approximately 635,000 patients annually, which we believe is the largest for-profit cancer care network in the United States. We will continue to work with existing affiliated physicians, and seek to enter into new affiliations, to increase the financial strength of network practice and support their clinical initiatives.

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

In addition to assisting physicians in addressing the challenges in their local markets, we will continue to use the insight gained from working with these practices to assist payers and pharmaceutical manufacturers improve patient access to high quality cancer care and the effectiveness of the care delivery system.

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

We also work with pharmaceutical manufacturers in the development and commercialization of oncology pharmaceuticals. The US Oncology Research Network provides pharmaceutical manufacturers with a centrally managed and efficient system for the clinical development of new therapies from Phase I through IV. This research network is led by industry-leading cancer experts in all major tumor types and offers access to an unparalleled national sampling of patients. In addition, AccessMed® provides patient financial assistance and product support services to assist pharmaceutical manufacturers commercialize their products while our Healthcare Informatics business collects and analyzes data to provide significant insight into drug performance and patient outcomes for ongoing product development and evaluation.

Physician Relationship Models

Comprehensive Service Agreements

Under our comprehensive services model (“CSA”), we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally manage the non-medical business operations of our affiliated practices and facilitate communication with our affiliated physicians. Each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and us. Each board’s responsibilities include strategic planning, decision-making and preparation of an annual budget for that practice. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. We are responsible for all non-medical decisions, including facilities management and information systems management.

During the six months ended June 30, 2009 and 2008, 81.1% and 80.1% of our revenue, respectively, was derived from CSAs. Under most of our comprehensive service agreements, or CSAs, we are compensated under the earnings model. Under the earnings model, we account for all expenses that we incur in connection with managing a practice, including rent, pharmaceutical expenses and salaries and benefits of non-physician employees of the practices, and are paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. Our other CSAs are on a fixed management fee basis, as required by some states.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Targeted Physician Services

Our services are increasingly being offered through targeted arrangements where a subset of the services offered through our comprehensive management agreements are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 15.1% and 16.2% of our revenue during the six months ended June 30, 2009 and 2008, respectively, which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses. A smaller portion of our revenue from targeted arrangements was payment for billing, collection and reimbursement support service and payment for the other services we provide. Rates for our services typically are based on the level of services desired by the practice.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond management’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Such risks and uncertainties include the impact of a recession in the U.S. or global economy, the possibility of healthcare reform in the United States and its impact on cancer care specifically, the Company’s reliance on pharmaceuticals for the majority of its revenues, the Company’s ability to maintain favorable pharmaceutical pricing and favorable relationships with pharmaceutical manufacturers and other vendors, concentration of pharmaceutical purchasing and favorable pricing with a limited number of vendors, prescription drug reimbursement, such as reimbursement for ESAs, and other reimbursement under Medicare (including reimbursement for radiation and diagnostic services), reimbursement for medical services by non-governmental payers and cost-containment efforts by such payers, including whether such payers adopt coverage guidelines regarding ESAs that are similar to Medicare coverage, other changes in the manner patient care is reimbursed or administered, the impact of increasing unemployment (which may result in a larger population of uninsured and under-insured patients), the decisions of employers to increase the financial responsibility of individuals under health insurance programs offered to their employees, the Company’s ability to service its substantial indebtedness and comply with related covenants in debt agreements, the Company’s ability to obtain amendments to its credit facility financial covenants on terms acceptable to it, the Company’s ability to fund its operations through operating cash flow or utilization of its existing credit facility or its ability to obtain additional financing on acceptable terms, the instability of capital and credit markets, including the potential that certain financial institutions may be unable to honor existing financing commitments, the Company’s ability to implement strategic initiatives, the Company’s ability to maintain good relationships with existing practices and expand into new markets and development of existing markets, modifications to, and renegotiation of, existing economic arrangements, the Company’s ability to complete cancer centers and PET facilities currently in development and its ability to recover investments in cancer centers, government regulation, investigation and enforcement, increases in the cost of providing cancer treatment services and the operations of the Company’s affiliated physician practices, and potential impairments that could result from declining market valuations.

Please refer to our filings with the SEC, including our Annual Report on Form 10-K, filed with the SEC on March 12, 2009, and subsequent filings with the SEC, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

The FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) proposal relating to ESAs by manufacturers which was filed with the FDA in late August, 2008. The REMS is expected to focus on future ESA prescribing guidelines and may require additional patient consent/education requirements, medication guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for manufacturers to implement the new program is uncertain and it presently remains under discussion between the manufacturers and the FDA. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to prescribe ESAs for their patients. The REMS is expected to become effective some time in 2009 or early 2010. We believe a possible impact of the REMS could be further reductions in ESA utilization. Because the use of ESAs relates to specific clinical determinations and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and risks related to ESA use.

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Operating income attributable to ESAs administered by our network of affiliated physicians decreased by $3.8 million and $8.1 million during the three months and six months ended June 30, 2009, respectively, from the comparable periods ended June 30, 2008. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under both of these arrangements.

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

On July 1, 2009, CMS proposed changes to policies and payment rates for services to be furnished during 2010 by physicians and nonphysician practitioners who are paid under the Medicare physician fee schedule. Under the statutory formula, the conversion factor for 2010 is estimated to decrease by 21.5% unless Congress again enacts superseding legislation. Congress and the Administration are considering possible actions to prevent that decrease. In addition, CMS projects that the proposed changes to policies and payment rates would result in a 6% decrease in overall payments to the specialty of hematology/oncology and a 19% decrease in overall payments to the specialty of radiation oncology. Under the proposed provisions, EBITDA would be reduced by approximately $23 million. However, we currently estimate the impact to 2010 EBITDA of actual changes to CMS policies and payment rates will be between $5-$10 million based primarily on our expectation that Congress, as in previous years, will enact legislation to avert a 21.5% Sustainable Growth Rate reduction. In addition, we expect corrections for radiation oncology reimbursement will be made to revise assumptions related to equipment utilization (which currently do not differentiate between radiation therapy and diagnostic imaging equipment) and reductions in hematology/oncology specialty care reimbursement will be phased in over a number of years, rather than all in 2010 as currently proposed. We cannot provide assurance that these expectations and estimates will prove to be correct. After reviewing public and legislative comment, CMS is expected to publish a Final Rule including policies and payment rates on or around November 1, 2009.

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare payment rates and policy changes that went into effect for services furnished by physicians and non-physician practitioners as of January 1, 2009. The 2009 Medicare Physician Fee Schedule included a 5% decrease in the conversion factor from the 2008 rates reflecting the discontinuation of a budget neutrality adjustor that had been applied to a portion of the fee schedule calculation for the past two years. This change negatively impacted technical services and increased reimbursement for services with greater physician work components such as Evaluation and Management services. Under this fee schedule, pretax income for the six months ended June 30, 2009, decreased by approximately $0.7 million compared to the six months ended June 30, 2008.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVU” or “Work RVU”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVU changes were implemented in full beginning January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). For the six months ended June 30, 2009, the Final Rule resulted in an increase in pretax income of $2.0 million over the comparable prior year period for Medicare non-drug reimbursement excluding the 2009 conversion factor change.

Imaging Reimbursement

On April 6, 2009, CMS issued a final NCD to expand coverage for initial testing with positron emission tomography (“PET”) as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis to include subsequent treatment strategies and is expected to expand usage of PET scans, including at US Oncology affiliated practices, beginning in the second quarter of 2009.

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

The Obama administration has identified healthcare as a policy priority and has released an outline of its healthcare policy initiatives as they relate to the 2010 federal budget. The outline identifies guiding principles for healthcare reform and spending, which include increasing access to and affordability of healthcare, primarily by ensuring access to health insurance, increasing effectiveness of care, through effective use of technology and an emphasis on evidence-based medicine, maintaining patient choice, emphasizing preventive care and enhancing the fiscal sustainability of the U.S. healthcare system. Specific initiatives described in the outline include reducing drug costs for federal programs by increasing availability of generics and increasing the Medicaid rebates payable by manufacturers to states, increasing incentives to reduce unnecessary variability in treatment and to practice evidence-based medicine, incentivizing the use of electronic medical records and other technology, and reducing unnecessary or wasteful spending. Similarly, some states in which we operate have undertaken, or are considering, healthcare reform initiatives that also address these issues. Currently, the matter of healthcare reform continues to be debated by lawmakers and we are unable to provide guidance on what the final legislation will be and how it will impact the Company. While many of the stated goals of the administration’s initiatives are consistent with our own mission to increase access to care that is effective, efficient and based upon the latest available scientific evidence, additional regulation and continued fiscal pressure may adversely affect our business.

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

Refer to the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K filed with the SEC on March 12, 2009, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. These critical accounting policies include our policy for recognition of revenue from affiliated practices, valuation of accounts receivable, impairment of long-lived assets, volume-based pharmaceutical rebates and accounting for income taxes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Impairment of Long-Lived Assets

As of June 30, 2009 and December 31, 2008, our Condensed Consolidated Balance Sheet includes goodwill in the amount of $377.3 million, of which $28.9 million, $191.4 million and $157.0 million was associated with the Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments, respectively.

The Company assesses the recoverability of goodwill on an annual basis or more frequently if events or circumstances indicate the carrying value of goodwill may not be recoverable. In its most recent annual assessment, during the fourth quarter of 2008, the Company estimated that the fair values of its Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments exceeded their carrying values by approximately $290.0 million, $44.0 million and $125.0 million, respectively.

A future decline in the operating performance or increase in the capital requirements of the Cancer Center Services segment could result in an impairment of goodwill related to this segment. Goodwill for the Cancer Center Services segment was $191.4 million at June 30, 2009. Factors that could contribute to a decline in operating performance would include, but are not limited to, a reduction in reimbursement for radiation therapy and diagnostic services by third party payers (including governmental and commercial payers), an increase in operating costs such as compensation or utilities, or a reduction in our management fees under comprehensive management agreements. On July 1, 2009, CMS issued proposed changes to policies and payment rates under the 2010 Medicare physician fee schedule. This fee schedule remains in proposal form and subject to changes (which have been significant in prior years). However, if certain elements of the proposed schedule are included in the final rule, particularly potential reductions in reimbursement for radiation therapy services, the enactment of the final rule may result in an impairment of goodwill in this segment. Additionally, increasing capital requirements as a result of escalating equipment or financing costs or investments in new technology could negatively impact the segment’s estimated fair value such that an impairment of its goodwill may be deemed to have occurred. We continue to address the negative factors that could result in an impairment of goodwill related to this segment. During the six months ended June 30, 2009, we implemented certain cost reduction efforts and increased our emphasis on capital management, including working capital and investments in new projects. On April 6, 2009, CMS issued a final NCD to expand coverage for initial testing with PET as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis to include subsequent treatment strategies and is expected to expand usage of PET scans, and favorably impact the results of the Cancer Center Services segment. However, future adverse changes in actual or anticipated operating results, economic factors and/or market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges. Because measuring an impairment charge requires the identification and valuation of intangible assets that have either increased in value or have been created since the goodwill was initially recognized, it is not possible to estimate the impact of the impairment charge that would be recorded if the estimated fair value of the Cancer Center Services segment were to decline below its carrying value. We perform our annual goodwill assessment as of the beginning of the fourth quarter, however if events or circumstances change that we conclude would more likely than not reduce the fair value of our Cancer Center Services segment below its carrying amount, we would perform impairment testing before that date.

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot provide assurance that future changes in accounting rules would not require us to make restatements of previously filed financial information. Information regarding new accounting pronouncements is included in Note 11 – Recent Accounting Pronouncements to the unaudited condensed consolidated financial statements.

Discussion of Non-GAAP Information

In this report, the Company uses the term “EBITDA” which represents earnings before interest, taxes, depreciation and amortization (including amortization of stock-based compensation), noncontrolling interest and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in the Company’s GAAP-based financial statements. A reconciliation of EBITDA to the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and the unaudited Condensed Consolidated Statement of Cash Flows is included in this quarterly report.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. At June 30, 2009, the Company’s senior secured credit facility required that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. Management believes that EBITDA is useful to investors, since it provides investors with additional information that is not directly available in a GAAP presentation.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Results of Operations

As of June 30, 2009 and 2008, respectively, we have affiliated with the following number of physicians (including those under OPS agreements), by specialty:

	June 30,
	2009	2008
Medical oncologists/hematologists	998	1,008
Radiation oncologists	159	154
Other oncologists	79	58

Total physicians	1,236	1,220

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive and OPS agreements:

Comprehensive Service Agreements(1)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Affiliated physicians, beginning of period	990	951	979	903
Physician practice affiliations	10	5	40	59
Recruited physicians	6	5	16	10
Retiring/Other	(13)	(8)	(38)	(19)
Net conversions to/from OPS agreements	(4)	(2)	(8)	(2)

Affiliated physicians, end of period	989	951	989	951

Oncology Pharmaceutical Services Agreements(2)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Affiliated physicians, beginning of period	237	296	232	296
Physician practice affiliations	25	11	45	23
Physician practice separations	(5)	(38)	(24)	(43)
Retiring/Other	(14)	(2)	(14)	(9)
Net conversions to/from comprehensive service agreements	4	2	8	2

Affiliated physicians, end of period	247	269	247	269

Affiliated physicians, end of period	1,236	1,220	1,236	1,220

(1)	Operations related to comprehensive service agreements are included in the medical oncology and cancer center services segments.

(2)	Operations related to OPS agreements are included in the pharmaceutical services segment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cancer Centers, beginning of period	80	79	80	77
Cancer Centers opened	—	2	1	4
Cancer Centers closed	(1)	(1)	(2)	(1)

Cancer Centers, end of period	79	80	79	80

Radiation oncology-only facilities, end of period	15	12	15	12

Total Radiation Oncology Facilities (1)	94	92	94	92

Linear Accelerators (2)	121	118	121	118

PET Systems (2)	38	35	38	35

CT Scanners (3)	64	61	64	61

(1)	Includes 91 and 85 sites utilizing IMRT and/or IGRT technology at June 30, 2009 and 2008, respectively.

(2)	Includes 28 and 23 PET/CT systems at June 30, 2009 and 2008, respectively.

(3)	Excludes PET/CT systems which are classified as PET systems above.

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average Per Operating Day Statistics:
Medical oncology visits	11,181	10,840	11,227	10,706
Radiation treatments	2,777	2,733	2,728	2,732
Targeted treatments (included in radiation treatments) (1)	776	691	753	672
PET scans	225	209	222	201
CT scans	855	779	837	770

(1)	Includes IMRT, IGRT, mammosite, brachytherapy and stereotactic radiosurgery treatments.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth the percentages of revenue represented by certain items reflected in our unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Three Months Ended June 30,				Three Months Ended June 30,
	2009		2008		2009		2008
Product revenue	$594,572	67.4%	$557,050	67.2%	$594,572	67.4%	$557,050	67.2%
Service revenue	287,075	32.6	272,125	32.8	287,075	32.6	272,125	32.8

Total revenue	881,647	100.0	829,175	100.0	881,647	100.0	829,175	100.0

Cost of products	582,219	66.0	541,585	65.3	582,219	66.0	541,585	65.3
Cost of services:
Operating compensation and benefits	138,146	15.7	130,086	15.7	138,146	15.7	130,086	15.7
Other operating costs	82,648	9.4	79,438	9.6	82,648	9.4	79,438	9.6
Depreciation and amortization	17,935	2.0	18,753	2.2	17,935	2.0	18,753	2.2

Total cost of services	238,729	27.1	228,277	27.5	238,729	27.1	228,277	27.5

Total cost of products and services	820,948	93.1	769,862	92.8	820,948	93.1	769,862	92.8
General and administrative expense	16,290	1.8	21,288	2.6	16,256	1.8	21,240	2.6
Impairment and restructuring charges	381	—	464	0.1	381	—	464	0.1
Depreciation and amortization	7,237	0.9	7,130	0.8	7,237	0.9	7,130	0.8

Total costs and expenses	844,856	95.8	798,744	96.3	844,822	95.8	798,696	96.3

Income from operations	36,791	4.2	30,431	3.7	36,825	4.2	30,479	3.7

Other expense:
Interest expense, net	(32,184)	(3.7)	(32,399)	(3.9)	(22,484)	(2.6)	(22,433)	(2.7)
Loss on early extinguishment of debt	(22,353)	(2.5)	—	—	(22,353)	(2.5)	—	—
Other income (expense)	(1,616)	(0.2)	14,296	1.7	37	—	(2)	(0.1)

Income (loss) before income taxes	(19,362)	(2.2)	12,328	1.5	(7,975)	(0.9)	8,044	0.9
Income tax benefit (provision)	2,913	0.3	(4,169)	(0.5)	1,324	0.2	(3,788)	(0.5)

Net income (loss)	(16,449)	(1.9)	8,159	1.0	(6,651)	(0.7)	4,256	0.4
Less: Net income attributable to noncontrolling interests	(944)	(0.1)	(1,017)	(0.1)	(944)	(0.1)	(1,017)	(0.1)

Net income (loss) attributable to the Company	$(17,393)	(2.0)%	$7,142	0.9%	$(7,595)	(0.8)%	$3,239	0.3%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Six Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Product revenue	$1,157,652	67.1%	$1,100,311	67.1%	$1,157,652	67.1%	$1,100,311	67.1%
Service revenue	566,556	32.9	539,471	32.9	566,556	32.9	539,471	32.9

Total revenue	1,724,208	100.0	1,639,782	100.0	1,724,208	100.0	1,639,782	100.0

Cost of products	1,133,804	65.8	1,073,612	65.5	1,133,804	65.8	1,073,612	65.5
Cost of services:
Operating compensation and benefits	275,786	16.0	260,274	15.9	275,786	16.0	260,274	15.9
Other operating costs	163,344	9.5	156,234	9.5	163,344	9.5	156,234	9.5
Depreciation and amortization	35,500	2.0	37,354	2.3	35,500	2.0	37,354	2.3

Total cost of services	474,630	27.5	453,862	27.7	474,630	27.5	453,862	27.7

Total cost of products and services	1,608,434	93.3	1,527,474	93.2	1,608,434	93.3	1,527,474	93.2
General and administrative expense	34,461	2.0	41,327	2.5	34,387	2.0	41,228	2.5
Impairment and restructuring charges	1,790	0.1	381,770	23.3	1,790	0.1	381,770	23.3
Depreciation and amortization	14,770	0.8	14,283	0.8	14,770	0.8	14,283	0.8

Total costs and expenses	1,659,455	96.2	1,964,854	119.8	1,659,381	96.2	1,964,755	119.8

Income (loss) from operations	64,753	3.8	(325,072)	(19.8)	64,827	3.8	(324,973)	(19.8)

Other expense:
Interest expense, net	(65,193)	(3.8)	(68,678)	(4.2)	(45,106)	(2.6)	(46,633)	(2.8)
Loss on early extinguishment of debt	(22,353)	(1.3)	—	—	(22,353)	(1.3)	—	—
Other income (expense)	(2,379)	(0.1)	(342)	—	37	(0.1)	1,369	—

Income (loss) before income taxes	(25,172)	(1.4)	(394,092)	(24.0)	(2,595)	(0.2)	(370,237)	(22.6)
Income tax benefit (provision)	4,024	0.2	5,578	0.3	(2,280)	(0.1)	(2,866)	(0.2)

Net income (loss)	(21,148)	(1.2)	(388,514)	(23.7)	(4,875)	(0.3)	(373,103)	(22.8)
Less: Net income attributable to noncontrolling interests	(1,703)	(0.1)	(1,732)	(0.1)	(1,703)	(0.1)	(1,732)	(0.1)

Net income (loss) attributable to the Company	$(22,851)	(1.3)%	$(390,246)	(23.8)%	$(6,578)	(0.4)%	$(374,835)	(22.9)%

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

Revenue

The following tables reflect our revenue by segment for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2009	2008		2009	2008
Medical oncology services	$605,558	$559,344	8.3%	$1,187,488	$1,112,099	6.8%
Cancer center services	97,143	92,234	5.3	189,460	182,325	3.9
Pharmaceutical services	624,161	637,251	(2.1)	1,201,764	1,247,873	(3.7)
Research and other services	18,470	14,576	26.7	37,693	27,638	36.4
Eliminations (1)	(463,685)	(474,230)	2.2	(892,197)	(930,153)	4.1

Total revenue	$881,647	$829,175	6.3%	$1,724,208	$1,639,782	5.1%

As a percentage of total revenue:

Medical oncology services	68.7%	67.5%		68.9%	67.8%
Cancer center services	11.0	11.1		11.0	11.1
Pharmaceutical services	70.8	76.9		69.7	76.1
Research and other services	2.1	1.8		2.2	1.7
Eliminations (1)	(52.6)	(57.3)		(51.8)	(56.7)

Total revenue	100.0%	100.0%		100.0%	100.0%

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (Pharmaceutical Services segment) to our affiliated practices (Medical Oncology segment).

Medical Oncology Services. For the three months ended June 30, 2009, medical oncology services revenue increased $46.2 million, or 8.3 percent, from the three months ended June 30, 2008. The revenue increase reflects higher medical oncology visits due primarily to physician additions. Revenue growth was partially offset by lower utilization of ESA drugs by affiliated physicians.

Medical oncology services revenue for the six months ended June 30, 2009 increased $75.4 million, or 6.8 percent, from the six months ended June 30, 2008 also due to higher medical oncology visits due primarily to physician additions offset by lower utilization of ESA drugs.

Cancer Center Services. Cancer Center Services revenue for the three months ended June 30, 2009 was $97.1 million, an increase of $4.9 million, or 5.3 percent. The increase reflects higher radiation treatment and diagnostic scan volumes due primarily to additional radiation oncologists affiliated under comprehensive service agreements and a continued shift toward advanced targeted radiation therapies that are reimbursed at higher rates.

For the six months ended June 30, 2009, cancer center services revenue increased $7.1 million, or 3.9 percent over the same period of 2008. Similar to the quarterly comparison above, the increase reflects a 9.1 percent increase in diagnostic scans as well as a shift towards more technologically advanced radiation therapies which increased by 12.1 percent compared to 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Pharmaceutical Services. Pharmaceutical Services revenue during the three months ended June 30, 2009 was $624.2 million, a decrease of $13.1 million, or 2.1 percent, from the three months ended June 30, 2008. The revenue decrease is primarily due to a reduction in the number of physicians affiliated under OPS agreements from prior year reflecting credit risk management in this offering, as well as ESA drug volumes.

During the six months ended June 30, 2009, pharmaceutical services revenue was $1,201.8 million, a decrease of $46.1 million over the comparable 2008 period for the reasons discussed in the quarterly comparison above.

Operating Costs

Operating costs including depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2009	2008		2009	2008
Cost of products	$582,219	$541,585	7.5%	$1,133,804	$1,073,612	5.6%
Cost of services:
Operating compensation and benefits	138,146	130,086	6.2	275,786	260,274	6.0
Other operating costs	82,648	79,438	4.0	163,344	156,234	4.6
Depreciation and amortization	17,935	18,753	(4.4)	35,500	37,354	(5.0)

Total cost of services	238,729	228,277	4.6	474,630	453,862	4.6

Total cost of products and services	$820,948	$769,862	6.6%	$1,608,434	$1,527,474	5.3%

As a percentage of revenue:

Cost of products	66.0%	65.3%		65.8%	65.5%
Cost of services:
Operating compensation and benefits	15.7	15.7		16.0	15.9
Other operating costs	9.4	9.6		9.5	9.5
Depreciation and amortization	2.0	2.2		2.0	2.3

Total cost of services	27.1	27.5		27.5	27.7

Total cost of products and services	93.1%	92.8%		93.3%	93.2%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our Medical Oncology Services segment and sold to practices affiliated under the OPS model in our Pharmaceutical Services segment. Product costs increased 7.5% and 5.6% over the three month and six month periods ended June 30, 2008, which is consistent with the revenue growth associated with pharmaceutical use from the corresponding period. As a percentage of revenue, cost of products was 66.0% and 65.3% in the three months ended June 30, 2009 and 2008, respectively, and 65.8% and 65.5% in the six months ended June 30, 2009 and 2008, respectively.

Cost of Services. Cost of services includes compensation and benefits related to our operations, including non-physician employees of our affiliated practices. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 27.1% and 27.5% in the three months ended June 30, 2009 and 2008, respectively, and 27.5% and 27.7% during the six months ended June 30, 2009 and 2008, respectively.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2009	2008			2009	2008
General and administrative expense	$16,256	$21,240	(23.5)%		$34,387	$41,228	(16.6)%
Impairment and restructuring charges	381	464	(17.9)		1,790	381,770	nm	(1)
Depreciation and amortization	7,237	7,130	1.5		14,770	14,283	3.4
Interest expense, net	22,484	22,433	0.2		45,106	46,633	(3.3)
Loss on early extinguishment of debt	22,353	—	nm	(1)	22,353	—	nm	(1)
Other (income) expense	(37)	2	nm	(1)	(37)	(1,369)	nm	(1)

As a percentage of revenue:

General and administrative expense	1.8%	2.6%			2.0%	2.5%
Impairment and restructuring charges	—	0.1			0.1	23.3
Depreciation and amortization	0.9	0.8			0.8	0.8
Interest expense, net	2.6	2.7			2.6	2.8
Loss on early extinguishment of debt	2.5	—			1.3	—
Other (income) expense	—	0.1			0.1	—

(1)	Not meaningful

General and Administrative. General and administrative expense was $16.3 million for the three months ended June 30, 2009 and $21.2 million for the same period in 2008. During the six months ended June 30, 2009 and 2008, general and administrative expense was $34.4 million and $41.2 million, respectively. General and administrative expense during the three months and six months ended June 30, 2009 was $5.0 million and $6.8 million lower than the comparable prior year periods due to the continued management of controllable costs, primarily in areas such as personnel expenses, travel costs and professional fees.

Impairment and Restructuring Charges. Impairment and restructuring charges recognized during the three months and six months ended June 30, 2009 and 2008 consisted of the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Goodwill	$—	$—	$—	$380,000
Severance costs	371	356	1,613	1,662
Service agreements, net	—	—	150	—
Other, net	10	108	27	108

Total	$381	$464	$1,790	$381,770

During the three months and six months ended June 30, 2009, the Company recorded $0.4 million and $1.6 million, respectively, of severance charges related to certain corporate personnel in connection with efforts to further reduce costs. These charges will be paid through the second quarter of 2010. In addition, an unamortized service agreement intangible was impaired for $0.2 million related to a practice that converted from a comprehensive services model to a targeted physician services relationship.

During the six months ended June 30, 2008, the Company recorded an impairment of its goodwill related to the Medical Oncology segment of $380.0 million. Also during the period, charges of $1.6 million were recognized primarily related to employee severance for which payment was made in the second quarter of 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

During the three months ended September 30, 2009, the Company expects to incur a charge of approximately $4.0 million in connection with benefits payable as a result of the retirement of its Executive Chairman to be effective September 1, 2009.

Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million and $0.5 million, respectively, for the three months and six months ended June 30, 2009 over the comparable 2008 periods.

Interest. Interest expense, net, was $22.5 million and $22.4 million for the three month period ending June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, interest expense was $45.1 million and $46.6 million, respectively. These decreases are due to lower market interest rates on our variable rate senior secured credit facility as well as a reduction of indebtedness due to a $29.4 million repayment as a result of the excess cash flow sweep provision of that facility paid in April, 2008. The impact of lower variable rates and debt repayments in 2008 was partially offset by incremental interest on the $775.0 million 9.125% Senior Secured Notes issued in June 2009.

Loss on Early Extinguishment of Debt. In connection with refinancing of the $436.7 million senior secured term loan facility and the $300 million 9.0% senior notes, we recognized a $22.4 million extinguishment loss primarily related to payment of a call premium and interest expense during the call period on the senior notes, the write off of unamortized issuance costs related to the retired debt and certain transaction costs.

Income Taxes. The effective tax rate for US Oncology, Inc. was a tax benefit of 14.8% for the three months ended June 30, 2009 compared to a tax provision of 53.9% for the three months ended June 30, 2008. For the three months ended June 30, 2009, the effective tax rate was less than the statutory rate because the benefit associated with losses before income taxes was partially offset by the impact of non-deductible expenses and certain state income taxes whose determination does not consider deductions allowed in the determination of Federal taxable income. For the three months ended June 30, 2008, the effective tax rate exceeded the statutory rate due to non-deductible expenses and certain state income taxes whose determination does not consider deductions allowed in the determination of Federal taxable income.

The effective tax rate for US Oncology, Inc. was a tax provision of 53.0% and 0.8% for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, US Oncology had a tax provision of $2.3 million, despite reporting a loss before income taxes of $4.3 million, due to the impact of non-deductible expenses and certain state income taxes. For the six months ended June 30, 2008, the effective tax rate was less than the statutory rate as the period included a non-deductible goodwill impairment charge in the amount of $380.0 million of which $376.0 million was not deductible for tax purposes. Accordingly, no tax benefit was associated with a significant portion of the goodwill impairment.

Net Income (Loss). Net loss for the three months ended June 30, 2009 was $7.6 million, compared to net income of $3.2 million for the three months ended June 30, 2008. Net loss for the six months ended June 30, 2009 was $6.6 million, compared to net loss of $374.8 million for the six months ended June 30, 2008.

Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2009	2008		2009	2008
General and administrative expense	$34	$48	(29.2)%	$74	$99	(25.3)%
Interest expense, net	9,700	9,966	(2.7)	20,087	22,045	(8.9)
Other expense	1,653	(14,298)	nm (1)	2,416	1,711	41.2

(1)	Not meaningful

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $34 thousand and $48 thousand during the three months ended June 30, 2009 and 2008, respectively, and $74 thousand and $99 thousand during the six months ended June 30, 2009 and 2008, respectively. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its indebtedness (the “Holdings Notes”).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. Incremental interest expense was approximately $9.7 million and $10.0 million during the three months ended June 30, 2009 and 2008, respectively, and $20.1 million and $22.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest expense when comparing the three months and six months ended June 30, 2009 to the same periods in 2008 reflects the lower market LIBOR rates which are the basis for variable interest due on the Holdings Notes. The benefit of lower market interest rates was partially offset by increasing indebtedness as the Company elected to settle interest on the Holdings Notes in kind.

Other Income (Expense). During the three months ended June 30, 2009 and 2008, Holdings recognized an unrealized loss of $1.7 million and an unrealized gain of $14.3 million, respectively, related to its interest rate swap. For the six months ended June 30, 2009 and 2008, Holdings recognized an unrealized loss of $2.4 million and $1.7 million, respectively. Because the interest rate swap is not accounted for as a cash flow hedge, changes in fair value attributable to the instrument are reported currently in earnings.

Income Taxes. The effective tax rate for US Oncology Holdings, Inc. was a benefit of 14.3% for the three months ended June 30, 2009 compared to a provision of 36.9% for the three months ended June 30, 2008. For the three months ended June 30, 2009, the effective tax rate was less than the Federal statutory rate because the benefit associated with losses before income taxes was partially offset by the impact of non-deductible expenses, certain state income taxes whose determination does not consider deductions allowed in the determination of Federal taxable income and a valuation allowance established on the net deferred tax assets of US Oncology Holdings, Inc. For the three months ended June 30, 2008, the effective tax rate exceeded the Federal statutory rate due to non-deductible expenses and certain state income taxes whose determination does not consider deductions allowed in the determination of Federal taxable income.

For the six months ended June 30, 2009 and 2008, the effective tax rate for US Oncology Holdings, Inc. was a tax benefit of 15.0% and 1.4%, respectively. For the six months ended June 30, 2009, the effective tax rate was less than the Federal statutory rate for reasons similar to the three month period ended June 30, 2009 discussed above. For the six months ended June 30, 2008, the effective tax rate was less than the Federal statutory rate as the period included a non-deductible goodwill impairment charge in the amount of $380.0 million of which $376.0 million was not deductible for tax purposes. Accordingly, no tax benefit was associated with a significant portion of the goodwill impairment.

Net Income (Loss). Holdings’ incremental net loss for the three months ended June 30, 2009, was $9.8 million and the incremental net income for the three months ended June 30, 2008, was $3.9 million, respectively. For the six months ended June 30, 2009, Holding’s incremental net loss was $16.3 million and the incremental net loss for the six months ended June 30, 2008, was $15.4 million.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of June 30, 2009 (in thousands).

	Holdings	US Oncology
Current assets	$703,982	$684,095
Current liabilities	486,860	474,024

Net working capital	$217,122	$210,071

Long-term indebtedness	$1,551,264	$1,075,648

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table summarizes the statement of cash flows of Holdings and US Oncology for the six months ended June 30, 2009 (in thousands):

	Holdings	US Oncology
Net cash provided by operating activities	$69,490	$73,555
Net cash used in investing activities	(39,427)	(39,427)
Net cash used in financing activities	(15,536)	(19,600)

Net increase in cash and equivalents	14,527	14,528
Cash and equivalents:
December 31, 2008	104,477	104,476

June 30, 2009	$119,004	$119,004

Cash Flows from Operating Activities

During the six months ended June 30, 2009, we generated $69.5 million in cash flow from operations compared to $42.2 million generated during the six months ended June 30, 2008. The increase in operating cash flow in 2009 was primarily due to increased receivable collections on revenue growth and lower receivable days outstanding.

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $4.1 million for the six months ended June 30, 2009. The difference relates to dividends paid by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes and interest rate swap. The dividends are considered to be financing transactions by US Oncology as they represent distributions paid to its parent company, which were ultimately used to settle operating costs of Holdings.

Cash Flows from Investing Activities

During the six months ended June 30, 2009, we used $39.4 million for investing activities. Cash flow for investing activities relate primarily to $37.5 million in capital expenditures, including $26.7 million relating to the development and construction of cancer centers and $10.8 million for maintenance capital expenditures. Compared to the six months ended June 30, 2008, capital expenditures declined by $6.7 million due to increased emphasis on capital management.

During the six months ended June 30, 2008, we used $80.2 million for investing activities. The investments consisted primarily of $44.2 million in capital expenditures, including $26.3 million relating to the development and construction of cancer centers and $17.8 million for maintenance capital expenditures. Also during the six months ended June 30, 2008, we funded $36.9 million of cash consideration (as well as $32.7 million of notes issued) to affiliating physicians.

Cash Flows from Financing Activities

During the six months ended June 30, 2009, $15.5 million was used in financing activities which relates primarily to the $775.0 million offering of 9.125% Senior Secured Notes completed in June 2009. Proceeds from the offering along with cash on hand were used to repay the $436.7 million senior secured term loan facility maturing in 2010 and 2011 and the $300 million 9.0% senior notes due 2012. Cash flow used by US Oncology for financing activities also includes a distribution of $4.1 million to its parent company to finance the payment of interest on the Holdings Notes and to settle amounts due under its interest rate swap agreement.

During the six months ended June 30, 2008, $33.3 million was used in financing activities which relates primarily to repayments made on the senior secured credit facility, including a payment of $29.4 million due under the “excess cash flow” provision of our senior secured facility which was paid in April, 2008.

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA” represents earnings before interest and other expense, net, taxes, depreciation, and amortization (including amortization of stock-based compensation), noncontrolling interest, and other income (expense). EBITDA is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather it is derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA to the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and the unaudited Condensed Consolidated Statement of Cash Flows is included in this document.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured credit facility requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of June 30, 2009, our senior secured credit facility required that we maintain an interest coverage ratio (interest expense divided by EBITDA, as defined by the indenture) of at least 2.00:1 and a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 5.40:1.

For more information regarding our use of EBITDA and its limitations, see “Discussion of Non-GAAP Information.”

The following table reconciles net income (loss) as shown in the Company’s unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to EBITDA, and reconciles EBITDA to net cash provided by operating activities as shown in the Company’s unaudited Condensed Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(16,449)	$8,159	$(6,651)	$4,256
Interest expense, net	32,184	32,399	22,484	22,433
Income tax (benefit) provision	(2,913)	4,169	(1,324)	3,788
Depreciation and amortization	25,172	25,883	25,172	25,883
Amortization of stock compensation	268	565	268	565
Other income (expense)	1,616	(14,296)	(37)	2

EBITDA	39,878	56,879	39,912	56,927

Impairment and restructuring charges	381	464	381	464
Loss on early extinguishment of debt	22,353	—	22,353	—
Changes in assets and liabilities	12,718	(34,575)	4,366	(39,853)
Deferred income taxes	(3,532)	5,161	(3,324)	44
Interest expense, net	(32,184)	(32,399)	(22,484)	(22,433)
Income tax benefit (provision)	2,913	(4,169)	1,324	(3,788)

Net cash provided by (used in) operating activities	$42,527	$(8,639)	$42,528	$(8,639)

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(21,148)	$(388,514)	$(4,875)	$(373,103)
Interest expense, net	65,193	68,678	45,106	46,633
Income tax (benefit) provision	(4,024)	(5,578)	2,280	2,866
Depreciation and amortization	50,270	51,637	50,270	51,637
Amortization of stock compensation	837	1,120	837	1,120
Other income (expense)	2,379	342	(37)	(1,369)

EBITDA	93,507	(272,315)	93,581	(272,216)

Impairment and restructuring charges	1,790	381,770	1,790	381,770
Loss on early extinguishment of debt	22,353	—	22,353	—
Changes in assets and liabilities	19,043	2,256	1,161	(15,814)
Deferred income taxes	(6,034)	(6,370)	2,056	(2,016)
Interest expense, net	(65,193)	(68,678)	(45,106)	(46,633)
Income tax benefit (provision)	4,024	5,578	(2,280)	(2,866)

Net cash provided by operating activities	$69,490	$42,241	$73,555	$42,225

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Following is the EBITDA for our operating segments for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$449,892	$—	$608,365	$—	$—	$(463,685)	$594,572
Service revenues	155,666	97,143	15,796	18,470	—	—	287,075

Total revenues	605,558	97,143	624,161	18,470	—	(463,685)	881,647
Operating expenses	(588,340)	(72,185)	(599,242)	(17,169)	(31,190)	463,685	(844,441)
Impairment and restructuring charges	(10)	—	—	—	(371)	—	(381)
Loss on early extinguishment of debt	—	—	—	—	(22,353)	—	(22,353)

Income (loss) from operations	17,208	24,958	24,919	1,301	(53,914)	—	14,472

Add back:
Depreciation and amortization	—	9,640	467	66	14,999	—	25,172
Amortization of stock-based compensation	—	—	—	—	268	—	268

EBITDA	$17,208	$34,598	$25,386	$1,367	$(38,647)	$—	$39,912

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(34)	$—	$(34)

EBITDA	$17,208	$34,598	$25,386	$1,367	$(38,681)	$—	$39,878

	Three Months Ended June 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$409,501	$—	$621,779	$—	$—	$(474,230)	$557,050
Service revenues	149,843	92,234	15,472	14,576	—	—	272,125

Total revenues	559,344	92,234	637,251	14,576	—	(474,230)	829,175
Operating expenses	(538,600)	(70,034)	(612,233)	(15,499)	(36,096)	474,230	(798,232)
Impairment and restructuring charges	42	(150)	—	—	(356)	—	(464)

Income (loss) from operations	20,786	22,050	25,018	(923)	(36,452)	—	30,479

Add back:
Depreciation and amortization	—	9,611	1,325	91	14,856	—	25,883
Amortization of stock-based compensation	—	—	—	—	565	—	565

EBITDA	$20,786	$31,661	$26,343	$(832)	$(21,031)	$—	$56,927

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(48)	$—	$(48)

EBITDA	$20,786	$31,661	$26,343	$(832)	$(21,079)	$—	$56,879

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	Six Months Ended June 30, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$879,054	$—	$1,170,795	$—	$—	$(892,197)	$1,157,652
Service revenues	308,434	189,460	30,969	37,693	—	—	566,556

Total revenues	1,187,488	189,460	1,201,764	37,693	—	(892,197)	1,724,208
Operating expenses	(1,153,711)	(142,620)	(1,155,186)	(34,015)	(64,256)	892,197	(1,657,591)
Impairment and restructuring charges	(177)	—	—	—	(1,613)	—	(1,790)
Loss on early extinguishment of debt	—	—	—	—	(22,353)	—	(22,353)

Income (loss) from operations	33,600	46,840	46,578	3,678	(88,222)	—	42,474

Add back:
Depreciation and amortization	—	19,016	1,174	146	29,934	—	50,270
Amortization of stock- based compensation	—	—	—	—	837	—	837

EBITDA	$33,600	$65,856	$47,752	$3,824	$(57,451)	$—	$93,581

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(74)	$—	$(74)

EBITDA	$33,600	$65,856	$47,752	$3,824	$(57,525)	$—	$93,507

	Six Months Ended June 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$812,815	$—	$1,217,649	$—	$—	$(930,153)	$1,100,311
Service revenues	299,284	182,325	30,224	27,638	—	—	539,471

Total revenues	1,112,099	182,325	1,247,873	27,638	—	(930,153)	1,639,782
Operating expenses	(1,072,746)	(138,347)	(1,201,429)	(29,528)	(71,088)	930,153	(1,582,985)
Impairment and restructuring charges	(380,038)	(150)	—	—	(1,582)	—	(381,770)

Income (loss) from operations	(340,685)	43,828	46,444	(1,890)	(72,670)	—	(324,973)

Add back:
Depreciation and amortization	—	18,948	2,638	191	29,860	—	51,637
Amortization of stock-based compensation	—	—	—	—	1,120	—	1,120

EBITDA	$(340,685)	$62,776	$49,082	$(1,699)	$(41,690)	$—	$(272,216)

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(99)	$—	$(99)

EBITDA	$(340,685)	$62,776	$49,082	$(1,699)	$(41,789)	$—	$(272,315)

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

Medical Oncology Services. Medical Oncology Services EBITDA for the three months ended June 30, 2009 decreased $3.6 million compared to the three months ended June 30, 2008 as reduced utilization of ESA drugs and the impact of increasing costs for certain pharmaceuticals that have not yet been reflected in ASP-based reimbursement more than offset earnings associated with revenue growth.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

EBITDA for the six months ended June 30, 2009 increased $374.3 million, or 109.9 percent, compared to the six months ended June 30, 2008 due to the goodwill impairment charge recorded in the prior year period.

Cancer Center Services. Cancer Center Services EBITDA for the three months ended June 30, 2009 was $34.6 million compared to $31.7 million for the three months ended June 30, 2008 and EBITDA for the six months ended June 30, 2009 was $65.9 million compared to EBITDA of $62.8 million for the six months ended June 30, 2008. These increases reflect higher radiation treatment and diagnostic scan volumes due primarily to additional radiation oncologists affiliated under comprehensive service agreements. In addition, we continue to experience a shift toward advanced targeted radiation therapies. Targeted therapies (such as intensity-modulated radiation therapy (“IMRT”), image guided radiation therapy (“IGRT”), mammosite and brachytherapy) enhance patient care by providing more intense radiation treatment to the tumor site while reducing damage to the surrounding healthy tissue. These treatment modalities generally have fewer sessions throughout the course of treatment than conventional radiation but are reimbursed at higher rates. For example, due to improved screening and awareness, breast cancer is increasingly diagnosed in the early stages and a segment of those patients may be treated on an accelerated schedule with mammosite radiation therapy, which uses an internally implanted radiation source rather than an external beam. Mammosite radiation therapy typically requires about one third of treatment sessions necessary under conventional radiation therapy but has approximately the same total reimbursement.

Pharmaceutical Services. Pharmaceutical Services EBITDA was $25.4 million for the three months ended June 30, 2009, a decrease of $0.9 million from the three months ended June 30, 2008, and EBITDA was $47.8 million for the six months ended June 30, 2009, a decrease of $1.3 million from the six months ended June 30, 2008 due to lower physician affiliations under targeted offerings and reduced utilization of ESA drugs, partially offset by increased EBITDA from our specialty pharmacy and reimbursement support services.

Research and Other. During the three months ended June 30, 2009, EBITDA from research and other services was $1.4 million, an increase of $2.1 million from the three months ended June 30, 2008, and EBITDA was $3.8 million for the six months ended June 30, 2009, an increase of $5.5 million from the six months ended June 30, 2008. The increase as compared to the three months and six months ended June 30, 2008, reflects our strategy to expand the existing research network, launch a contract research organization, and create aligned incentives with participating physicians that encourage long-term value creation. Because the new incentive programs focus on long-term growth, the related expense in the three months and six months ended June 30, 2009 is lower than in prior year.

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

For all of 2009, we anticipate spending $70 to $85 million for the development of cancer centers, purchases of clinical equipment, investments in information systems and other capital expenditures. While the Company has traditionally focused on disciplined use of its capital, we expect to reduce our historic levels of capital investment as a mechanism to preserve cash given the current instability in the general economy and financial markets.

As of August 11, 2009, we had cash and cash equivalents of $149.2 million and $129.6 million available under our 160.0 million revolving credit facility (which had been reduced by outstanding letters of credit, totaling $30.4 million). This entire amount is available to be drawn without violating leverage ratio or minimum asset coverage requirements under financial covenants of the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

revolving credit facility. In the event that cash on hand, combined with amounts available under the revolving credit facility, are insufficient to fund the Company’s anticipated working capital requirements, we may be required to obtain additional financing. Recently, due to instability in the credit markets, a number of financial institutions have failed or announced plans to merge with other institutions. The credit markets have not yet stabilized and continued weakness in the financial sector may create the potential risk of additional failures and consolidation, which may negatively impact the ability of institutions that participate in our revolving credit facility to satisfy their financial commitments to us. We continue to monitor the creditworthiness of financial institutions that participate in our credit facility and will periodically test the availability of funds through short-term advances under the facility. However, there is no assurance that all such lenders will fund future borrowing requests for amounts currently available under our revolving credit facility in accordance with the terms of the facility. In the event we require additional capital and are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to the Company on terms that the Company considers acceptable.

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

Indebtedness

We have a significant amount of indebtedness. As of June 30, 2009 we had aggregate indebtedness of approximately $1,562.8 million. Of this amount, $1,087.2 million (including current maturities of $11.5 million) represents obligations of US Oncology, Inc., and $475.6 million represents an obligation of Holdings.

As of June 30, 2009 and December 31, 2008, the Company’s long-term indebtedness consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
US Oncology, Inc.
Senior Secured Credit Facility	$—	$436,666
9.125% Senior Secured Notes, due 2017	758,985	—
9.0% Senior Notes, due 2012	—	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	27,923	34,956
Mortgage, capital lease obligations and other	22,255	22,188

	1,087,163	1,071,810
Less current maturities	(11,515)	(10,677)

	1,075,648	1,061,133

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	475,616	456,751

	$1,551,264	$1,517,884

On June 18, 2009, US Oncology, Inc. issued $775.0 million aggregate principal amount of senior secured notes maturing August 15, 2017 (the “Senior Secured Notes”) in a private offering to institutional investors. Interest on these notes will accrue at a fixed rate of 9.125% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2009. As

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

of June 30, 2009, the net carrying value of the Senior Secured Notes was $759.0 million, which reflects their $775.0 million face value, net of unamortized original issue discount in the amount of $16.0 million.

Net proceeds from the Senior Secured Notes of approximately $744.4 million, along with cash on hand, were used to repay the previously existing $436.7 million Senior Secured Term Loan facility maturing in 2010 and 2011 and the $300 million 9.0% Senior Notes due 2012, which effectively extended these maturities through August 15, 2017 when the Senior Secured Notes are due.

As a result of these transactions, we will incur approximately $20.0 million in additional annual interest cost due primarily to the difference between the fixed 9.125% interest rate on the Senior Secured Notes and the variable rate interest (LIBOR plus 2.75%) associated with the retired Senior Secured Term Loan facility. The 9% Senior Notes were refinanced at a rate consistent with their existing coupon. Because the Senior Secured Term Loan facility was scheduled to mature in quarterly installments beginning on September 30, 2010, and because we expected to refinance the facility, likely at rates exceeding its existing terms, prior to its ultimate maturity on August 20, 2011, we anticipate a portion, if not all, of this incremental interest would have been incurred at the time the Senior Secured Term Loan facility was refinanced. In addition, due to recent instability in the financial markets, we could not be assured of future opportunities to refinance the Senior Secured Term Loan facility prior to its maturity.

We incurred approximately $16.4 million in transaction expenses related to the Senior Secured Notes offering which are included as Other Assets in our balance sheet at June 30, 2009. In connection with retiring the Senior Secured Term Loan facility and 9.0% Senior Notes, we recognized a $22.4 million loss on early extinguishment of debt primarily related to payment of a 2.25 percent call premium and call period interest on the 9.0% Senior Notes and the write off of unamortized issuance costs related to the retired Senior Notes and Senior Secured Term Loan facility.

In connection with this refinancing, the Company obtained commitments, subject to certain conditions, for a new $120.0 million revolving credit facility expiring in August 2012 to replace its existing revolving credit facility that is scheduled to expire in August 2010. The new revolving credit facility is expected to close and replace the existing facility during the three months ending September 30, 2009. In connection with terminating the existing senior secured credit facility, the Company expects to incur a loss on early extinguishment of debt during the quarter ending September 30, 2009. The loss on early extinguishment of debt will include approximately $4.1 million related to the write-off of unamortized debt issuance costs and an additional amount for transaction costs associated with terminating the facility.

The Senior Secured Notes and the Senior Subordinated Notes due 2014 contain affirmative and negative covenants including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness, prohibitions on the payment of dividends and other customary restrictions. Events of default under the Senior Secured Notes and the unsecured notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as security on a second lien basis under the Senior Secured Notes.

Holdings Notes

During the three months ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due March 15, 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread is 4.50% and increased by 0.50% on March 15, 2009 and will increase by another 0.50% on March 15, 2010. A portion of the impact of the spread increases has been recognized in interest expense as they are amortized over the term of the Notes. During the three months ended June 30, 2009 and 2008, interest on the Holdings Notes was $9.7 and $10.0 million, respectively. In the three months ended June 30, 2009 and 2008, $9.1 million and $4.4 million, respectively, accrued under the election to pay interest in kind and the remaining $0.6 million and $5.6 million, respectively, accrued as cash interest or interest related to future spread increases and the amortization of debt issuance costs. In the six months ended June 30, 2009 and 2008, $18.4 million and $14.8 million, respectively, accrued under the election to pay interest in kind and the remaining $1.7 million and $7.3 million, respectively, accrued as cash interest or interest related to future spread increases and the amortization of debt issuance costs.

US Oncology’s senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of June 30, 2009, US Oncology has the ability to make approximately $29.7 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology, excluding certain non-cash charges such as the $380.0 million goodwill impairment during the three months ended March 31, 2008 and the $22.4 million loss on early extinguishment of debt during the three months ended June 30, 2009. Because the Senior Secured Notes result in incremental debt and interest expense to US Oncology, the refinancing transaction will negatively impact the amount available to make future restricted payments to Holdings. The Senior Secured Notes also restrict such payments to Holdings but are generally less restrictive than the senior subordinated notes. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable for the foreseeable future. Based on projected LIBOR interest rates as of June 30, 2009, the Company expects there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through June 30, 2010. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made on terms that are acceptable to the Company. We expect to issue $18.4 million in notes to settle the interest due in September, 2009. In addition, we are required to pay $6.6 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2009. During the six months ended June 30, 2009, US Oncology paid dividends in the amount of $4.1 million to Holdings to finance obligations related to the Holdings Notes and interest rate swap. All dividends were paid in the first quarter of 2009.

Financial Covenants

At June 30, 2009, the senior secured credit facility contained the most restrictive covenants related to our indebtedness. The senior secured credit facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum leverage ratio test, which became more restrictive over time. At June 30, 2009, the terms of the senior secured credit facility required that we maintain a minimum interest coverage ratio of 2.00:1 and maximum leverage ratio of 5.40:1. As of June 30, 2009, we were in compliance with the financial covenants of the senior secured credit facility. Our ability to access the existing revolving credit facility may be limited if we are not able to maintain compliance with these covenants through the facility’s maturity in August 2010 or replace the facility with the new revolving credit facility contemplated in connection with the Senior Secured Notes offering in June 2009. The Company will incur incremental annual interest expense of approximately $20.0 million associated with the refinancing of its senior secured credit facility and senior notes, which will negatively impact its ability to comply with senior secured credit facility’s interest coverage ratio during the period the existing revolving credit facility remains outstanding.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Excess Cash Flow Sweep

Under its senior secured credit facility, the Company is obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow.” Excess cash flow, as defined by the senior secured credit facility, is approximately equal to operating cash flow, as presented in the statement of cash flows, less capital expenditures, consideration paid in affiliation transactions, principal repayments of indebtedness, restricted payments (primarily distributions from US Oncology, Inc. to US Oncology Holdings, Inc.) and cash paid for taxes. There was no payment required for the year ended December 31, 2008 under this provision. The payment required for the year ended December 31, 2007 under this provision was approximately $29.4 million, which was paid in April, 2008.

This provision was terminated when the term portion of the senior secured credit facility was retired in June, 2009.

Excess Proceeds Prepayment Offers

Under its Senior Secured Notes indenture, the Company may be obligated (based on certain thresholds) to make prepayment offers on the Senior Secured Notes of up to 100% of “allocable excess proceeds” from any permitted asset sales. No prepayment offer was required for the six months ended June 30, 2009. The term “allocable excess proceeds” is equal to the product of the Excess Proceeds (defined below), and a fraction:

•	the numerator of which is the aggregate principal amount of the notes outstanding on the date of the prepayment offer, plus accrued and unpaid interest, if any, to such date, and

•

the denominator of which is the sum of (x) the aggregate principal amount of the notes outstanding on the date of the prepayment offer, plus accrued and unpaid interest, if any, to such date, and (y) the aggregate principal amount of certain other debt of the Company outstanding on the date of the prepayment offer, plus accrued and unpaid interest, if any, to such date.

Excess Proceeds are approximately equal to cash payments received from the asset sale reduced by:

•	certain taxes, fees and other expenses associated with the asset sale,

•	all payments made on debt secured by the asset being sold,

•	all distributions and payments to noncontrolling interest holders,

•	appropriate reserve amounts accrued in accordance with GAAP,

•	all payments made on debt secured by a first priority security interest (excluding affiliate debt), and

•	any cash reinvested in Additional Assets, as defined by the notes indenture.

Scheduled Maturities

As a result of the refinancing transaction in June, 2009, the Company has effectively extended maturities of the refinanced indebtedness through August, 2017. Previously, the terminated senior secured credit facility matured in four quarterly installments of approximately $110 million each beginning on September 30, 2010 and concluding on August 20, 2011 and the retired $300.0 million of 9% Senior Notes matured in August, 2012.

Currently, $456.8 million of indebtedness is outstanding under the US Oncology Holdings, Inc. Floating Rate PIK Toggle Notes and we expect to settle future interest payments on this indebtedness in kind for the foreseeable future. Based on LIBOR rates as of June 30, 2009, if the Company were to settle all future interest payments in kind, the principal balance of the Notes would be approximately $590 million at maturity in March, 2012.

The Company may need to seek additional financing to satisfy its capital needs by accessing the public or private equity markets, refinancing existing obligations through issuance of new indebtedness, modifying the terms of existing indebtedness or through a combination of these alternatives. There can be no assurance that additional financing, if available, will be made on terms acceptable to the Company.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Interest Rate Swap

We manage our debt portfolio to achieve an overall desired position of fixed and variable rates and may employ interest rate swaps to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments and the creditworthiness of the counterparty in such transactions. We engage in interest rate swap transactions only with commercial financial institutions we believe to be creditworthy. In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. Our interest rate swap counterparty is a subsidiary of Wachovia Corporation, which was recently acquired by Wells Fargo & Company. The circumstances of Wachovia Corporation have not impacted Wachovia Bank, NA’s credit rating and Wachovia Bank, NA remains highly rated (AA by Standard & Poor’s). Although we believe that our swap counterparty remains creditworthy, we cannot provide assurance that we are not at risk of counterparty default.

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

The Company recorded an unrealized loss of $2.4 million and $1.7 million during the six months ended June 30, 2009 and 2008, respectively. The Company’s Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008 includes a liability of $28.9 million and $30.5 million, respectively, to reflect the fair market value of the interest rate swap as of that date and is classified as follows (in thousands):

	Fair Value as of June 30, 2009	Fair Value as of December 31, 2008
Liabilities
Other accrued liabilities	$13,633	$10,537
Other long-term liabilities	15,268	19,999

Total	$28,901	$30,536

In addition, we expect to pay $6.6 million to settle the obligation under our interest rate swap agreement for the six month period ending September 15, 2009.

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, as well as the counterparty’s high credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes, an instrument with a similar credit profile and term as the interest rate swap, and the like-term treasury spread (as an estimate of a risk free rate). As a result of evaluating the Company’s nonperformance risk, the estimated fair value of the interest rate swap was reduced by $6.6 million and $10.8 million as of June 30, 2009 and December 31, 2008, respectively. An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $7.9 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount.

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

Interest rates

As a result of the refinancing transaction in June 2009, substantially all of our outstanding indebtedness either bears a fixed rate of interest or is subject to an interest rate swap agreement where the Company has fixed the LIBOR rate associated with outstanding variable rate indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

U.S. Attorney Subpoena

On July 29, 2009 the Company received a subpoena from the United States Attorney’s Office, Eastern District of New York, seeking documents relating to its contracts and relationships with a pharmaceutical manufacturer and its business and activities relating to that manufacturer’s products. The Company believes that the subpoena relates to an ongoing investigation being conducted by that office regarding the manufacturer’s sales and marketing practices. The Company intends to fully cooperate with the request. At the present time, the U.S. Attorney has not made any allegation of wrongdoing on the part of the Company. However, the Company cannot provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with the law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the U.S. Attorney will not make a determination that wrongdoing has occurred.

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

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At June 30, 2009, the total receivable owed to us of $22.4 million is reflected on our balance sheet as other assets. Currently, approximately $13.1 million are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded in other assets at June 30, 2009. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. No additional impairment charges relating to this regulatory action have been recorded through June 30, 2009.

At June 30, 2009, our unaudited Condensed Consolidated Balance Sheet included net assets in the amount of $0.8 million related to this practice, which includes primarily working capital in the amount of $0.6 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on our balance sheet. At June 30, 2009, the lease had a remaining term of 17 years and the net present value of minimum future lease payments is approximately $7.0 million.

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

Commercial payers continue to seek to negotiate lower levels of reimbursement for cancer care services, with a particular focus on reimbursement for pharmaceuticals. A disproportionate majority of affiliated practices’ profitability is attributable to reimbursement from commercial payers. There is a risk that commercial payers will seek reductions in pharmaceutical reimbursement similar to those included in the recent decisions by Medicare and Medicaid, formally the Centers for Medicare and Medicaid Services or CMS, and in federal legislation discussed below. Any reductions in reimbursement levels could harm us and our affiliated physicians. In addition, several payers are trying to implement Mandatory Vendor Imposition programs under which cancer patients or their oncologists would be required to obtain pharmaceuticals from a third-party. That third-party, rather than the oncologist, would then be reimbursed. Private payers have the ability to implement such programs through benefit designs that offer patients significant incentives to receive drugs in this fashion as well as through negotiations with practices. As described below, the United States Department of Health and Human Services, or HHS, was required to implement a program under which oncologists may elect to receive drugs from a Medicare contractor, rather than purchase drugs and seek reimbursement. If such a program is successfully implemented for Medicare, private payers may follow. Commercial payers are also attempting to reduce reimbursement for other services, such as diagnostic imaging

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

tests, by requiring that such tests be performed by specific providers within a given market or otherwise limiting the circumstances under which they will provide reimbursement for those services. In the event that payers succeed with these initiatives, our practices’ and our results of operations could be adversely affected.

Changes in Medicare reimbursement may continue to adversely affect our results of operations.

Government organizations, such as CMS are the largest payers for our collective group of affiliated practices. For the six months ended June 30, 2009 and 2008, the affiliated practices under comprehensive service agreements derived 39.5% and 37.8%, respectively, of their net patient revenue from services provided under the Medicare program (of which 6.6% and 4.9%, respectively, relates to Medicare managed care programs). As such, changes in Medicare reimbursement practices have been initiated over the past several years, are continuing through 2009, and may adversely affect our results of operations. Several changes which have and may continue to adversely affect us include:

•

Change in Medicare reimbursement methodology based on average wholesale price, or AWP, to average sales price, or ASP, for oncology pharmaceuticals administered in physicians’ offices effective January 1, 2005 and its impact on differential pricing offered on pharmaceuticals;

•

Elimination of payments for data submission under the Medicare Demonstration Project under which physicians were reimbursed during 2005 and 2006 for providing certain data relating to quality of care for cancer patients;

•	Implementation of the Competitive Acquisition Program, or CAP, which began August 1, 2006 should any affiliated practices elect to participate in this program;

•	CMS changes to the Practice Expense, or PE, Methodology for non-drug services reimbursement which is being phased in from 2007 to 2010;

•	Change in Medicare fee schedule conversion factors;

•

Capping of Medicare imaging reimbursement at the lower of Hospital Outpatient Prospective Payment System, or HOPPS, rates or Physician Fee Schedule, or PFS, or National Payment Amounts under the Deficit Reduction Act, or DRA; and

•

A National Coverage Determination, or NCD, issued by the CMS on July 30, 2007 eliminating coverage of erythropoiesis-stimulating agents, or ESAs, for patients with certain types of cancer or receiving certain types of drug therapy, and limiting coverage of ESAs in certain other circumstances, and subsequent label change by the Food and Drug Administration, or FDA, including similar restrictions, which are discussed in greater detail below.

The Obama administration has identified healthcare as a policy priority and has released an outline of its healthcare policy initiatives as they relate to the 2010 federal budget. The outline identifies guiding principles for healthcare reform and spending, which include increasing access to and affordability of healthcare, primarily by ensuring access to health insurance, increasing effectiveness of care, through effective use of technology and an emphasis on evidence-based medicine, maintaining patient choice, emphasizing preventive care and enhancing the fiscal sustainability of the U.S. healthcare system. Specific initiatives described in the outline include reducing drug costs for federal programs by increasing availability of generics and increasing the Medicaid rebates payable by manufacturers to states, increasing incentives to reduce unnecessary variability in treatment and to practice evidence-based medicine, incentivizing the use of electronic medical records and other technology, and reducing unnecessary or wasteful spending. Similarly, some states in which we operate have undertaken, or are considering, healthcare reform initiatives that also address these issues. Currently, the matter of healthcare reform continues to be debated by lawmakers and we are unable to provide guidance on what the final legislation will be and how it will impact the Company. While many of the stated goals of the administration’s initiatives are consistent with our own mission to increase access to care that is effective, efficient and based upon the latest available scientific evidence, additional regulation and continued fiscal pressure may adversely affect our business.

The reductions in Medicare reimbursement may also cause some oncologists to cease providing care in the physician office setting either by retiring from the practice of medicine or by moving to a hospital setting or they may cease charging for drugs administered in the office by choosing to obtain drugs through CAP. Any such reductions in our affiliated practices would adversely affect our results of operations. In addition, any reduction in the overall size of the outpatient oncology market could adversely affect our prospects for growth and business development. Recently, CMS has implemented a pilot program in which third party contractors are retained to seek recovery of allegedly erroneous payments by governmental programs and are paid based upon successful recoveries. We believe

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

that the increasing national budget deficit, aging population and the prescription drug benefit will mean that pressure to reduce healthcare costs, and drug costs in particular, will continue to intensify. For a more complete description of the Medicare reimbursement changes and their impact on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reimbursement Matters.”

Restrictions on reimbursement by government programs for ESAs have resulted in a material and continuing reduction in revenues and profits of our affiliated practices and us.

ESAs are widely-used drugs for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive to treat their cancer. ESAs have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. ESAs are administered to increase levels of healthy red blood cells and are an alternative to blood transfusions.

In March, 2007, the FDA issued a public health advisory outlining new safety information, including revised product labeling, about ESAs which it later revised on November 8, 2007. In particular, the FDA highlighted studies that concluded that an increased risk of death may occur in cancer patients who are not receiving chemotherapy and who are treated with ESAs. The FDA advisory and subsequent actions led the CMS to open a NCA, on March 14, 2007, on the use of ESAs for conditions other than advanced kidney disease, which was the first step toward issuing a proposed national coverage determination. The NCD was released on July 30, 2007, and was effective as of that date.

The NCD went significantly beyond limiting coverage for ESAs in patients who are not currently receiving chemotherapy that was referenced in the initial FDA advisory referred to above. The NCD included determinations that eliminate coverage for anemia not related to cancer treatment. Coverage was also eliminated for patients with certain other risk factors. In circumstances where ESA treatment is reimbursed, the NCD established conditions for Medicare coverage that (i) require that in order to commence ESA treatment, patients be significantly more anemic than was common practice prior to the NCD; (ii) impose limitations on the duration of ESA therapy and the circumstances in which it should be continued and (iii) limit dosing and dose increases in nonresponsive patients.

Subsequent to the issuance of the NCD, the Oncologic Drug Advisory Committee of the FDA, or ODAC, met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings on July 30, 2008, FDA published final new labeling for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement, rather than prescribing, for Medicare beneficiaries only, the FDA approved labeling indicates the conditions under which the FDA believes that use of a product is safe and effective. The revised labeling was effective as of August 14, 2008, and primarily changed the labeled use of ESAs in the following areas:

•	ESAs are “not indicated” for patients receiving chemotherapy when the anticipated outcome is cure;

•	ESA therapy should not be initiated when hemoglobin levels are ≥ 10 grams per deciliter, or g/dL; and

•	References in the labeling to an upper limit of 12 g/dL have been removed.

The FDA did not adopt an ODAC recommendation to limit ESA in head/neck and breast cancers, or any other tumor type. FDA’s action on this point significantly reduced the impact of a possible decrease in utilization.

FDA also mandated that a Risk Evaluation and Mitigation Strategy, or REMS, with respect to ESAs be adopted. A REMS proposal by manufacturers was submitted to the FDA in late August, 2008. The REMS may require additional patient consent/education requirements, medical guides and physician registration procedures. The length of time required for the FDA to approve a REMS and for the manufacturers to implement the new program is uncertain and it presently remains under discussion between the manufacturers and the FDA. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to order and prescribe ESAs for their patients.

Operating income attributable to ESAs administered by our network of affiliated physicians decreased $3.8 million and $8.1 million during the three months and six months ended June 30, 2009, respectively, from the comparable periods ended June 30, 2008. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers. As the NCD was effective July 30, 2007, the impact of reduced ESA utilization was not fully reflected in the results for the last half of 2007. In addition, there was a net increase in ESA pricing, the impacts of which are included in the 2008 financial results.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

The REMS is expected to become effective some time in 2009 or early 2010. We believe a possible impact of the REMS could be further reductions in ESA utilization. The significant decline in ESA usage has had a significant adverse affect on our results of operations, and, particularly, our Medical Oncology Services and Pharmaceutical Services segments, and we cannot assure you that a further decline will not occur. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with us and lead to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs may adversely impact our ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact our ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

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

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Several areas of regulatory compliance that may affect our ability to conduct business include:

•	federal and state anti-kickback laws;

•	federal and state self-referral and financial inducement laws, including the federal Ethics in Patient Referrals Act of 1989, also known as the Stark Law;

•	federal and state false claims laws;

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

•	state laws regarding prohibitions on the corporate practice of medicine;

•	state laws regarding prohibitions on fee splitting;

•	federal and state laws regarding pharmacy regulations;

•	federal and state laws regarding pharmaceutical distribution; and

•	federal and state laws and regulations applicable to the privacy and security of health information and other personal information.

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

The federal government is aggressive in examining billing practices and seeking repayments and penalties allegedly resulting from improper billing and reimbursement practices. In addition, federal and some state laws authorize private whistleblowers to bring false claim, or qui tam suits, on behalf of the government and reward the whistleblower with a portion of any final recovery. We have previously been named in qui tam suits. In each of the qui tam suits naming us of which we are aware, the United States Department of Justice, or DOJ, has not intervened and such suits have been dismissed. However, because qui tam lawsuits are filed under seal, we could be named in other such suits of which we are not aware. For the past several years, the number of qui tam suits filed against healthcare companies and the aggregate amount of recoveries under such suits have increased significantly. This trend increases the risk that we may become subject to additional qui tam lawsuits.

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

In previous qui tam suits of which we have been made aware, the DOJ has declined to intervene in such suits and the suits have been dismissed. Qui tam suits are brought by private individuals, and there is no minimum evidentiary or legal threshold for bringing such a suit. The DOJ is legally required to investigate the allegations in these suits. The subject matter of many such claims may relate both to our alleged actions and alleged actions of an affiliated practice. Because the affiliated practices are separate legal entities not controlled by us, such claims necessarily involve a more complicated, higher cost of defense, and may adversely impact the relationship between the practices and us. If the individuals who file complaints and/or the United States were to prevail in these claims against us, and the magnitude of the alleged wrongdoing were determined to be significant, the resulting judgment could have a material adverse financial and operational effect on us, including potential limitations in future participation in governmental reimbursement programs. In addition, addressing complaints and government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

During the six months ended June 30, 2009, approximately 70% of the patient revenue generated by our affiliated practices under comprehensive service agreements was attributable to pharmaceuticals. Under the comprehensive services model, our medical oncology revenues are dependent on the earnings of our affiliated practices related to pharmaceuticals. Under the OPS model, our revenues are dependent on use of pharmaceuticals by affiliated practices. Because revenues attributable to pharmaceuticals and our ability to procure pharmaceuticals at competitive prices are such a significant part of the affiliated practices’ earnings and, consequently, our revenues, factors that adversely affect those revenues, such as changes in reimbursement or usage, or the cost structure underlying those revenues are likely to adversely affect our business.

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

We derive a substantial portion of our revenue and profitability from the utilization of a limited number of pharmaceutical products manufactured and sold by a very limited number of, or in several cases, a single manufacturer. During the six months ended June 30, 2009, approximately 29% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five manufacturers. Included among these are ESAs, which accounted for 3.6% of our 2009 year to date revenue and a larger proportion of our earnings before interest, taxes, depreciation and amortization, or EBITDA, and net income. In addition, a limited number of manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these manufacturers are typically for one to three years and are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that can be adjusted periodically based on specified volume levels, growth levels, or a specified level of use of a specific drug as a percentage of the overall use of drugs within a given therapeutic class.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

Our ability to negotiate the purchase of pharmaceuticals on behalf of our network of affiliated physicians, or to expand the scope of pharmaceuticals purchased, from a particular supplier at prices below those generally offered to all oncologists is largely dependent upon such supplier’s assessment of the value of our network. Many pharmaceuticals used by our affiliated physicians are single-sourced drugs and available from only one manufacturer and, accordingly, the lack of competitive products makes differentiated pricing difficult to achieve. To the extent that our pharmaceutical services structure or other factors cause pharmaceutical suppliers to perceive our network as less valuable, our relationships and any pricing advantages with such suppliers could be harmed. Our inability to negotiate prices of pharmaceuticals with any of our significant suppliers at prices below those generally available to all oncologists could have a material adverse effect on our business, results of operations and financial condition.

Our centralized business operations, particularly our distribution operation, may be adversely affected by business interruptions resulting from events that are beyond our control.

Our centralized business operations, particularly our distribution operation, may be adversely affected by business interruptions resulting from events that are beyond our control. We have only one pharmaceutical distribution facility, which is located in Fort Worth, Texas. In addition, certain of our other business functions are centralized at our headquarters in The Woodlands, Texas. A significant interruption in the operation of any of these facilities, whether as a result of natural disaster or other unexpected damage from fire, floods, power loss, telecommunications failures, break-in, terrorist attacks, acts of war and other events, could significantly impair our ability to operate our business and adversely impact our and our affiliated practices’ operations. If we seek to replicate our centralized operations at other locations, we will face a number of technical as well as financial challenges, which we may not be able to address successfully. In particular, with respect to distribution, although we and our affiliated practices would be able to obtain pharmaceuticals from other sources, we cannot assure you that we will be able to do so at a price that is comparable or in as efficient a manner as through our own distribution operation. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

A significant portion of our revenues are represented by our affiliate practice, Texas Oncology. A deterioration of our relationship with this practice or any adverse effects on this practice could significantly harm our business.

One affiliated practice, Texas Oncology, represented approximately 25% of our revenue for the six months ended June 30, 2009 and 2008. We perceive our relationship with this practice to be positive, however if the relationship were to deteriorate, or the practice were to disaffiliate, we would experience a material, adverse impact on our results of operations and financial condition.

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

Specifically, we are involved in litigation with a practice in Oklahoma that was affiliated with us under the net revenue model (a subset of what is now the comprehensive services model) until April, 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. We expect these hearings to occur in late 2009 or 2010. Because of the need for further proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At June 30, 2009, the total receivable owed to us of $22.4 million is reflected on our balance sheet as other assets. Currently, a deposit of approximately $13.1 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded as other noncurrent assets at June 30, 2009. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

We are subject to numerous legal proceedings, many of which could be material.

See Part II, Item 1 – Legal Proceedings for description and update.

We rely on the ability of our affiliated practices to grow and expand.

We rely on the ability of our affiliated practices to grow and expand. Qualified oncologists are in short supply nationwide, and we expect this shortage, relative to patient demand, to continue or worsen. There can be no assurance that our affiliated groups will be successful in recruiting or retaining physicians. Our affiliated practices may also encounter other difficulties attracting additional physicians and expanding their operations or may choose not to do so. The failure of practices to expand their patient base and increase revenues could harm us.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

Physician practices typically bill third-party payers for the healthcare services provided to their patients. Third-party payers such as private insurance plans and commercial managed care plans negotiate the prices charged for medical services and supplies in order to lower the cost of the healthcare services and products they pay for and to shift the financial risk of providing care to healthcare providers. Third-party payers can also deny reimbursement for medical services and supplies by concluding that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Third-party payers are also seeking to contain costs by moving certain services, particularly pharmaceutical services, outside of the physician’s office. We believe that self-injectable supportive care drugs used by oncologists, which account for approximately 10% of the pharmaceutical revenue generated by our affiliated practices for the six months ended June 30, 2009, are particularly susceptible to this trend. Also, any adverse impact on the financial condition of a third party payer could subject receivables from that payer to greater collection risk. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the six months ended June 30, 2009, the affiliated practices under comprehensive service agreements derived 39.5% of their net patient revenue from services provided under the Medicare program (of which 6.6%, relates to Medicare managed care). Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. There is a risk that other payers could reduce rates of reimbursement to match any reduction by governmental payers. Our management fees under the comprehensive services model are dependent on the financial performance of the practices and would be adversely affected by a reduction in reimbursement. From time to time, due to market conditions and other factors, we may also renegotiate our management fee arrangements, reducing our management fee income. In addition, to the extent physician practices affiliated with us under the OPS model are impacted adversely by reduced reimbursement levels, our business could be harmed generally and receivables owed to us by those practices could be subject to greater credit risk.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

The development or operation of cancer centers could cause us to incur unexpected costs, and our existing or future centers may not be profitable.

The development and operation of integrated cancer centers is subject to a number of risks, including not obtaining regulatory permits or approval, delays that often accompany construction of facilities and environmental liabilities related to the disposal of radioactive, chemical and medical waste. Our strategy includes the development of additional integrated cancer centers. As of June 30, 2009, we have three cancer centers under construction, and several others in various planning stages. Any failure or delay in successfully building new integrated cancer centers, as well as liabilities from ongoing operations, could seriously harm us. New cancer centers may incur significant operating losses during their initial operations, which could materially and adversely affect our operating results, cash flows and financial condition. In addition, in some cases our cancer centers may not be profitable enough for us to recover our investment. We may decide to close or sell cancer centers, either because of underperformance or other market developments.

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

In connection with clinical research programs, we provide several services focused on bringing new drugs to market, which is time consuming and expensive. Such clinical research involves the testing of new drugs on human volunteers. Clinical research involves the inherent risk of liability for personal injury or death to patients resulting from, among other things, unforeseen adverse side effects

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

or improper administration of the new drugs by physicians. In certain cases, these patients are already seriously ill and are at risk of further illness or death. In addition, under the privacy regulations promulgated pursuant to the Health Insurance Portability and Accountability Act, or HIPAA, there are specific privacy standards associated with clinical trial agreements. Violations of such standards could subject us to an enforcement action by HHS. If we do not perform our services in accordance with contractual or regulatory standards, the clinical trial process and the participants in such trials could be adversely affected. These events would create a risk of liability to us from either the pharmaceutical companies with which we contract or the study participants.

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

Changes in estimates related to our recoverability of long-lived assets, including goodwill, could result in an impairment of those assets.

The carrying values of our fixed assets, service agreement intangibles and goodwill are tested for impairment on an annual basis and more frequently if events or changes in circumstances indicate their recorded value may not be recoverable. The impairment review of goodwill must be based on estimated fair values. With the assistance of a third party valuation firm, we estimate the fair value of the operating segments to which goodwill has been allocated based upon widely-accepted valuation techniques, including the use of peer market multiples (on a trailing and forward basis) and discounted cash flow analysis, in the absence of market capitalization data. Our goodwill is impaired if the carrying value of goodwill exceeds the estimated fair value. Future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate our fair value, could result in future non-cash impairment charges.

For fixed assets and service agreements, the carrying value is compared to our projected cash flows associated with the affiliated practice that is utilizing the fixed assets or that is party to the management services agreement. We may be required to recognize an impairment charge in the event these analyses indicate that our fixed assets or management service agreement intangible assets are not recoverable.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Risks Relating to our Capitalization

Our substantial indebtedness could adversely affect our financial condition and restrict our current and future operations.

We have a significant amount of indebtedness. As of June 30, 2009, we had indebtedness of approximately $1,562.8 million, including indebtedness of US Oncology Holdings, Inc in the amount of $475.6 million and obligations of US Oncology, Inc. in the amount of $1,087.2 million. Our substantial indebtedness could have important consequences by adversely affecting our financial condition and making it more difficult to satisfy obligations, make strategic investments, increase our service offerings or expand our network of affiliated practices. Our substantial indebtedness could:

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

Despite our current level of indebtedness, we may be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the indenture governing the 9.125% senior secured notes, the indenture governing the 10.75% senior subordinated notes, the indenture governing Holdings’ senior unsecured floating rate toggle notes and the credit agreement governing our revolving credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, our revolving credit facility provided for unused commitments of $128.6 million as of June 30, 2009.

Pursuant to the indenture governing the US Oncology Holdings, Inc. senior floating rate PIK toggle notes due 2012 (the “Holdings Notes”), we may elect not to pay cash interest due on the Holdings Notes on any interest payment date and may instead elect to pay the interest due by increasing the principal amount of the Notes (“PIK” interest). In addition, we may be prohibited from paying cash interest on the Holdings Notes. US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of June 30, 2009, US Oncology had the ability to make $29.7 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by an amount equal to 50 percent of US Oncology’s net income (as defined in the indenture governing the senior notes and senior subordinated notes) and be reduced by (i) the amount of any restricted payments made and (ii) net losses of US Oncology. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its Senior Unsecured Floating Rate PIK Toggle Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest (see Note 6 – Indebtedness). However, pursuant to the terms of those notes, the interest installment due on September 15, 2007 was paid in cash and subsequently we have settled $31.8 million of

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

interest by increasing the principal amount of the outstanding Holdings Notes. We have also elected to settle the interest payment due March 15, 2009 entirely by increasing the principal amount of the outstanding Holdings Notes by approximately $18.9 million. The failure to pay cash interest on the notes on any interest payment date (other than the first interest payment date) does not constitute an event of default under the indenture governing the notes. Under such circumstances, interest will be paid in the form of PIK interest by increasing the principal amount of the Holdings Notes thus increasing our overall indebtedness.

The Company does not expect to service the Holdings Notes in cash and, accordingly, the outstanding balance that will mature on March 15, 2012 will likely be increased due to the issuance of additional notes to settle interest obligations. Assuming that the Company elects to settle all future interest payments in kind, and that LIBOR interest rates do not change significantly from current levels, the outstanding Holding Notes could increase to approximately $590 million at maturity. An increase in LIBOR rates of 1.00% would increase the amount due at maturity to approximately $600 million. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase. In addition, such new debt could be incurred by our subsidiaries, including US Oncology, and, as a result, the Holdings Notes would be structurally subordinated to such new indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to generate sufficient cash flow from operations to make scheduled payments on debt obligations including distributions of sufficient funds from US Oncology to Holdings to enable Holdings to satisfy its obligations under its indebtedness will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. In addition, the payment and reimbursement practices in our industry require significant amounts of working capital because of delays that often occur between the time that a claim is submitted for payment and the date payment is actually received. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that additional financing, if available, will be made available on terms acceptable to the Company. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations. Additionally, any downgrades to our credit rating may increase the cost and reduce the availability of any refinancing.

The Company may not be able to satisfy all scheduled maturities of indebtedness through cash on hand and cash generated through operations. We may be dependent upon our ability to obtain external capital to satisfy the Holdings Notes maturing in 2012 and the Senior Subordinated Notes maturing in 2014. The Company may be required to seek additional financing to satisfy its capital needs by accessing the public or private equity markets, refinancing these obligations through issuance of new indebtedness, modifying the terms of existing indebtedness or through a combination of these alternatives.

The terms of our Senior Secured Notes, revolving credit facility and the indentures governing other indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our Senior Secured Notes, revolving credit facility and the indentures governing other indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Our Senior Secured Notes and revolving credit facility both include covenants restricting, among other things, our ability to:

•	incur, assume or guarantee additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	enter into sale and leaseback transactions;

•	make capital expenditures;

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

The indentures for our other indebtedness also contain numerous operating and financial covenants including, among other things, restrictions on our ability to:

•	incur additional debt;

•	pay dividends and make other restricted payments, including a limitation on the amount of these payments;

•	create liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	enter into sale and leaseback transactions;

•	enter into agreements that restrict dividends from subsidiaries;

•	make investments and acquisitions;

•	change our business;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

Our revolving credit facility also includes a requirement that we maintain a maximum leverage ratio and minimum interest coverage ratio and a limitation on capital expenditures.

With respect to the covenant limiting asset sales, US Oncology may be obligated (based on certain thresholds) to make prepayment offers on the Senior Secured Notes of up to 100% of “allocable excess proceeds”, as defined by the notes indenture, from any such sale.

A failure to comply with the covenants contained in the revolving credit facility or the indentures could result in an event of default. In the event of any default under the revolving credit facility, the lenders under that facility could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, enforce their security interest, require US Oncology to apply all of its available cash to repay these borrowings or prevent US Oncology from making debt service payments on its other indebtedness, any of which would result in an event of default under those notes. In addition, any default under the senior secured revolving credit facility or other indebtedness would (unless the default is waived) prevent US Oncology from paying dividends to Holdings to enable Holdings to pay cash interest under the Holdings Notes. In addition, future indebtedness could contain financial and other covenants more restrictive than those applicable to our existing indebtedness.

Fluctuations in interest rates could adversely affect our liquidity.

Holdings’ senior unsecured floating rate toggle notes bear interest at variable interest rates. As of June 30, 2009, $475.6 million aggregate principal amount of such indebtedness was outstanding. Holdings has entered into an interest rate swap agreement with respect to such indebtedness, fixing the LIBOR base rate at 4.97% through maturity. Holdings’ Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008 includes a liability of $28.9 million and $30.5 million, respectively, to reflect the fair market value of the interest rate swap as of that date. Holdings relies on distributions from US Oncology and its subsidiaries to make any payments on the interest rate swap. Furthermore, the interest rate swap is secured ratably with the existing revolving credit facility. To the extent market interest rates continue to decrease (or stay at the current levels), Holdings may experience difficulty making scheduled payments on such obligations and funding its other fixed costs due to restrictions that limit the ability of US Oncology to make distributions to Holdings. The semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

Holdings has no operations of its own and derives all of its cash flow from its subsidiaries. None of Holdings’ subsidiaries guarantee the Holdings Notes. Holdings’ subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Holdings Notes, or to make any funds available therefore, whether by dividend, distribution, loan or other payments, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets is structurally subordinated to the claims of any subsidiary’s creditors, including trade creditors and holders of debt of those securities. As a result, the Holdings Notes are structurally subordinated to the prior payment of all of the debts (including trade payables) of Holdings’ subsidiaries. Holdings’ subsidiaries have a significant amount of indebtedness. Total unaudited Condensed Consolidated Balance Sheet liabilities of the Company, as of June 30, 2009, were $2,097.7 million, of which $1,562.8 million constituted indebtedness, including $475.6 million of indebtedness represented by the Holdings Notes, $759.0 million of the new 9 1/8% senior secured notes, $3.0 million of the 9 5/8% senior subordinated notes of US Oncology, $275.0 million of the 10 3/4% senior subordinated notes of US Oncology, and other indebtedness described in Note 6 – Indebtedness to the unaudited condensed consolidated financial statements for the six months ended June 30, 2009. Holdings and its restricted subsidiaries may incur additional debt in the future.

Holdings depends on its subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the Holdings Notes. However, none of Holdings’ subsidiaries is obligated to make funds available to it for payment on the Holdings Notes. The terms of the existing revolving credit facility and the terms of the indentures governing US Oncology’s 9 1/8% Senior Secured Notes and existing 10 3/4% senior subordinated notes restrict US Oncology and certain of its subsidiaries from, in each case, paying dividends or otherwise transferring its assets to Holdings. Such restrictions include, among others, financial covenants, prohibition of dividends in the event of default and limitations on the total amount of dividends. In addition, legal and contractual restrictions in agreements governing other current and future indebtedness, as well as financial condition and operating requirements of Holdings’ subsidiaries, currently limit and may, in the future, limit Holdings’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of Holdings’ subsidiaries, may not be sufficient to pay dividends or make distributions or loans to enable Holdings to make cash payments of interest in respect of the Holdings Notes when such payments are due. As previously discussed, US Oncology’s Senior Secured Notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. We can not provide assurance that the agreements governing the current and future indebtedness of Holdings’ subsidiaries will permit such subsidiaries to provide Holdings with sufficient dividends, distributions or loans to fund interest and principal payments on the Holdings Notes when due.

A substantial portion of our assets are held by, and a substantial portion of our income is derived from, our subsidiaries, and the debt of our subsidiary guarantors may restrict payment on our indebtedness.

We hold a substantial portion of assets through our subsidiaries and derive a substantial portion of our operating income from our subsidiaries. We are dependent on the earnings and cash flow of our subsidiaries to meet our obligations on our indebtedness. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us amounts necessary to service our debt. In certain circumstances, the credit agreement governing the existing revolving credit facility, the credit agreement, if entered into, governing the new revolving credit facility and the indentures governing our other indebtedness will permit our subsidiary guarantors to enter into agreements that can limit our ability to receive distributions from our subsidiaries. In the event we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

We may not be able to fulfill our repurchase obligations in the event of a change of control.

Upon the occurrence of any change of control, we will be required to make a change of control offer to repurchase a substantial portion of our indebtedness. Any change of control also would constitute a default under the Senior Secured Notes and the revolving credit facility. Therefore, upon the occurrence of a change of control, the lenders under the Senior Secured Notes and the revolving credit facility would have the right to accelerate their loans and require US Oncology to prepay all of the outstanding obligations under those agreements. Also, the Senior Secured Notes and the revolving credit facility prohibit US Oncology from making dividend payments to Holdings to enable Holdings to repurchase the Holdings Notes upon a change in control, unless US Oncology first repays all borrowings under the Senior Secured Notes and the revolving credit facility or obtains the consent of the lenders under those agreements.

If a change of control occurs, there can be no assurance that US Oncology will have available funds sufficient to satisfy our obligations under the revolving credit facility and the indentures governing our other indebtedness and to pay the change of control purchase price for any or all of the notes issued by the Company that might be delivered by holders of the notes seeking to accept the change of control offer. Accordingly, none of the holders of our outstanding notes may receive the change of control purchase price for their notes. Our failure to make the change of control offer or pay the change of control purchase price when due would result in a default under the indentures of our notes.

Our principal stockholder’s interests may conflict with the interests of other stakeholders in the Company.

An investor group led by Welsh Carson IX owns approximately 61.1% of Holdings’ outstanding common stock and approximately 81.3% of its outstanding participating preferred stock and controls a substantial portion of the voting power of such outstanding equity securities. Welsh Carson IX’s interests in exercising control over our business may conflict with the interests of other holders of our debt and equity securities.

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

We began preparing the system and process documentation and evaluation needed to comply with Section 404 during 2004. Our assessment as of December 31, 2008 indicated that our internal control over financial reporting is effective. However, in the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion that our internal controls are effective for the year ending December 31, 2009, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our cost of financing or our ability to obtain financing.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Any downturn in the economy could result in a reduction in the ability of our affiliated practices’ patients to pay co-insurance amounts or deductibles. In addition, increased unemployment will likely result in an increase in the number of patients not covered by adequate insurance. Even for patients who are insured, in the event a significant third party payer, such as insurance company or self-funded benefit plan of another organization encounters significant deterioration in its financial condition, receivables from such payer or other organization could be subject to delay or greater risk of uncollectibility. While we provide services to physician practices throughout the United States, individual physician practices typically have a local customer and, to a lesser extent, payer base. Therefore, we would expect that practices located in regions or localities disproportionally affected by an economic downturn, would be particularly adversely affected by such trends and, in fact, we believe that such practices are already experiencing a rise in uncollectibility.

The current economic environment may increase our exposure to bad debt or decrease demand for cancer care.

We continue to experience downward trends in reimbursement, which has been exacerbated as a result of the current economic environment. As more patients become uninsured as a result of job losses or receive reduced coverage as a result of cost-control measures by employers, patients are becoming increasingly responsible for the cost of treatment, which is increasing our exposure to bad debt. The shifting responsibility to pay for care has, in some instances, resulted in patients electing not to receive treatment. Third party payers are also becoming more aggressive in their efforts to deny or reduce reimbursement. In response to this environment, we have accelerated cost reduction efforts and our ongoing lean six sigma process to improve the efficiency of care delivery, increased the rigor of its patient financial counseling and claim submission processes, raised its capital investment requirements and tightened our management of working capital.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Item 6.	Exhibits

Exhibit No.	Description
3.1[4]	Second Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2[5]	Bylaws of US Oncology Holdings, Inc.

3.3[2]	Certificate of Incorporation of US Oncology, Inc.

3.4[2]	Bylaws of US Oncology, Inc.

4.1[1]	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.2[3]	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers

4.3[3]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.4[3]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.5[3]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.6[3]	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

4.7[3]	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 3.15)

4.8[3]	Form of 9% Senior Note due 2012 (included in Exhibit 3.16)

4.9[3]	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 3.5)

4.10[4]	Amended and Restated Stockholders Agreement, dated as of December 21, 2006

4.11[4]	Amended and Restated Registration Rights Agreement, dated as of December 21, 2006

4.12[5]	Indenture, dated as of March 13, 2007, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.13[5]	Form of Senior Floating Rate PIK Toggle Note due 2012 (included in Exhibit 3.28)

4.14[6]	Form of 9.125% Senior Secured Notes due 2017

4.15[6]	Indenture dated June 18, 2009 between the Company, the subsidiary guarantors named therein and Wilmington Trust FSB, as trustee

4.16[6]	Registration Rights Agreement dated June 4, 2009 between the Company, the subsidiary guarantors named therein and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers

10.1[6]	Amendment No. 7 to the Credit Agreement dated June 3, 2009, as amended, among the Company, Holdings, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders from time to time

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Principal Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Principal Financial Officer

[1]	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference

[2]	Filed as an exhibit to the 10-K filed by US Oncology, Inc. on March 21, 2003 and incorporated herein by reference

[3]	Filed as an exhibit to the registration statement on Form S-4 of US Oncology, Inc. on December 17, 2004 and incorporated herein by reference

[4]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on December 27, 2006, and incorporated herein by reference

[5]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference

[6]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on June 18, 2009, and incorporated herein by reference

†	Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Date: August 11, 2009:	By:	/s/ Michael A. Sicuro
Michael A. Sicuro,
Executive Vice President and
Chief Financial Officer
(duly authorized signatory and principal financial officer)

Date: August 11, 2009:	By:	/s/ Kevin F. Krenzke
Kevin F. Krenzke,
Chief Accounting Officer
(principal accounting officer)