Form 10-Q
period 2009-09-30
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2009-11-09
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934.)    Yes  ☐    No  ☒

As of November 4, 2009, 422,644,764 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: US Oncology Holdings, Inc. and US Oncology, Inc. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to US Oncology Holdings, Inc. and any reference to “US Oncology” refers to US Oncology, Inc., the wholly-owned operating subsidiary of Holdings. References to the “Company”, “we”, “us”, and “our” refer collectively to US Oncology Holdings, Inc. and US Oncology, Inc.

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$132,910	$104,477	$132,535	$104,476
Accounts receivable	369,943	364,336	369,943	364,336
Other receivables	28,772	25,707	28,772	25,707
Prepaid expenses and other current assets	24,385	26,182	24,385	20,682
Inventories	120,576	130,967	120,576	130,967
Deferred income taxes	11,541	9,749	5,424	4,373
Due from affiliates	46,316	75,884	29,014	66,428

Total current assets	734,443	737,302	710,649	716,969
Property and equipment, net	413,376	410,248	413,376	410,248
Service agreements, net	261,781	273,646	261,781	273,646
Goodwill	377,270	377,270	377,270	377,270
Other assets	79,068	72,434	73,144	64,720

Total assets	$1,865,938	$1,870,900	$1,836,220	$1,842,853

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term indebtedness	$11,310	$10,677	$11,310	$10,677
Accounts payable	291,416	266,443	291,174	266,190
Due to affiliates	112,674	136,913	112,674	136,913
Accrued compensation cost	43,936	40,776	43,936	40,776
Accrued interest payable	14,547	26,266	14,547	26,266
Income taxes payable	4,049	—	2,047	2,727
Other accrued liabilities	52,907	45,341	36,592	34,804

Total current liabilities	530,839	526,416	512,280	518,353
Deferred revenue	7,509	6,894	7,509	6,894
Deferred income taxes	11,541	15,783	36,529	35,139
Long-term indebtedness	1,569,598	1,517,884	1,075,644	1,061,133
Other long-term liabilities	30,585	47,472	11,220	12,347

Total liabilities	2,150,072	2,114,449	1,643,182	1,633,866
Commitments and contingencies (Note 10)
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding, liquidation preference of $332,180,261 as of September 30, 2009 and $315,383,422 as of December 31, 2008	346,119	329,322	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding, liquidation preference of $50,228,424 as of September 30, 2009 and $47,688,602 as of December 31, 2008	59,168	56,629	—	—
(Deficit) equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 148,433,820 and 148,281,420 shares issued and outstanding in 2009 and 2008, respectively	148	148	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	—	—	551,275	560,768
Retained deficit	(704,129)	(643,220)	(372,798)	(365,354)

Total Company stockholders’ (deficit) equity	(703,981)	(643,072)	178,478	195,415
Noncontrolling interests	14,560	13,572	14,560	13,572

Total (deficit) equity	(689,421)	(629,500)	193,038	208,987

Total liabilities and (deficit) equity	$1,865,938	$1,870,900	$1,836,220	$1,842,853

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Product revenue	$608,035	$556,359	$608,035	$556,359
Service revenue	293,419	265,377	293,419	265,377

Total revenue	901,454	821,736	901,454	821,736

Cost of products	596,208	537,029	596,208	537,029

Cost of services:
Operating compensation and benefits	140,321	131,158	140,321	131,158
Other operating costs	84,824	81,310	84,824	81,310
Depreciation and amortization	19,090	17,898	19,090	17,898

Total cost of services	244,235	230,366	244,235	230,366

Total cost of products and services	840,443	767,395	840,443	767,395
General and administrative expense	18,913	18,216	18,792	18,078
Impairment and restructuring charges	4,117	271	4,117	271
Depreciation and amortization	7,700	7,684	7,700	7,684

	871,173	793,566	871,052	793,428

Income from operations	30,281	28,170	30,402	28,308

Other expense:
Interest expense, net	(37,627)	(33,132)	(28,016)	(22,679)
Loss on early extinguishment of debt	(3,672)	—	(3,672)	—
Other income (expense), net	(7,596)	(4,186)	—	—

Income (loss) before income taxes	(18,614)	(9,148)	(1,286)	5,629
Income tax benefit (provision)	(764)	4,110	1,332	(1,039)

Net income (loss)	(19,378)	(5,038)	46	4,590
Less: Net income attributable to noncontrolling interests	(912)	(715)	(912)	(715)

Net income (loss) attributable to the Company	$(20,290)	$(5,753)	$(866)	$3,875

Other comprehensive income (loss):
Net income (loss)	$(19,378)	$(5,038)	$46	$4,590
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	229	—	—

Comprehensive income (loss)	(19,378)	(4,809)	46	4,590
Comprehensive income attributable to noncontrolling interests	(912)	(715)	(912)	(715)

Other comprehensive income (loss) attributable to the Company	$(20,290)	$(5,524)	$(866)	$3,875

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Product revenue	$1,765,687	$1,656,670	$1,765,687	$1,656,670
Service revenue	859,975	804,848	859,975	804,848

Total revenue	2,625,662	2,461,518	2,625,662	2,461,518

Cost of products	1,730,012	1,610,641	1,730,012	1,610,641

Cost of services:
Operating compensation and benefits	416,107	391,432	416,107	391,432
Other operating costs	248,168	237,544	248,168	237,544
Depreciation and amortization	54,590	55,252	54,590	55,252

Total cost of services	718,865	684,228	718,865	684,228

Total cost of products and services	2,448,877	2,294,869	2,448,877	2,294,869
General and administrative expense	53,374	59,543	53,179	59,306
Impairment and restructuring charges	5,907	382,041	5,907	382,041
Depreciation and amortization	22,470	21,967	22,470	21,967

	2,530,628	2,758,420	2,530,433	2,758,183

Income (loss) from operations	95,034	(296,902)	95,229	(296,665)

Other expense:
Interest expense, net	(102,820)	(101,810)	(73,122)	(69,313)
Loss on early extinguishment of debt	(26,025)	—	(26,025)	—
Other income (expense), net	(9,975)	(4,528)	37	1,370

Loss before income taxes	(43,786)	(403,240)	(3,881)	(364,608)
Income tax benefit (provision)	3,260	9,688	(948)	(3,905)

Net loss	(40,526)	(393,552)	(4,829)	(368,513)
Less: Net income attributable to noncontrolling interests	(2,615)	(2,447)	(2,615)	(2,447)

Net loss attributable to the Company	$(43,141)	$(395,999)	$(7,444)	$(370,960)

Other comprehensive loss:
Net loss	$(40,526)	$(393,552)	$(4,829)	$(368,513)
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	457	—	—

Comprehensive loss	(40,526)	(393,095)	(4,829)	(368,513)
Comprehensive income attributable to noncontrolling interests	(2,615)	(2,447)	(2,615)	(2,447)

Other comprehensive loss attributable to the Company	$(43,141)	$(395,542)	$(7,444)	$(370,960)

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(unaudited, in thousands)

	US Oncology Holdings, Inc. Shareholders
	Shares Issued	Par Value	Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests	Total
Balance at December 31, 2008	148,281	$148	$—	$(643,220)	$13,572	$(629,500)

Share-based compensation	—	—	1,571	—	—	1,571
Restricted stock award issuances	750	1	—	—	—	1
Forfeiture of restricted stock awards	(597)	(1)	—	—	—	(1)
Accretion of preferred stock dividends	—	—	(1,571)	(17,768)	—	(19,339)
Distributions to noncontrolling interests	—	—	—	—	(1,627)	(1,627)
Net income (loss)	—	—	—	(43,141)	2,615	(40,526)

Balance at September 30, 2009	148,434	$148	$—	$(704,129)	$14,560	$(689,421)

US ONCOLOGY, INC. CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited, in thousands, except share information)
	US Oncology, Inc. Shareholder
	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total
Balance at December 31, 2008	100	$1	$560,768	$(365,354)	$13,572	$208,987

Share-based compensation	—	—	1,571	—	—	1,571
Dividend paid	—	—	(11,064)	—	—	(11,064)
Distributions to noncontrolling interests	—	—	—	—	(1,627)	(1,627)
Net income (loss)	—	—	—	(7,444)	2,615	(4,829)

Balance at September 30, 2009	100	$1	$551,275	$(372,798)	$14,560	$193,038

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net loss	$(40,526)	$(393,552)	$(4,829)	$(368,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	83,891	84,323	82,101	82,532
Impairment and restructuring charges	5,907	382,041	5,907	382,041
Deferred income taxes	(6,034)	(10,756)	339	(4,447)
Non-cash compensation expense	1,571	1,769	1,571	1,769
Gain on sale of assets	—	(1,370)	—	(1,370)
Equity in earnings of joint ventures	(2,429)	(858)	(2,429)	(858)
Loss on interest rate swap	10,012	6,610	—	—
Non-cash interest under PIK election	27,373	20,173	—	—
Loss on early extinguishment of debt	26,025	—	26,025	—
(Increase) Decrease in:
Accounts and other receivables	(8,528)	4,811	(8,528)	4,811
Prepaid expenses and other current assets	(3,703)	2,901	(3,703)	2,900
Inventories	10,391	(30,386)	10,391	(30,386)
Other assets	26	50	26	50
Increase (Decrease) in:
Accounts payable	29,816	20,890	29,830	21,746
Due from/to affiliates	5,338	(19,658)	13,330	(18,787)
Income taxes receivable/payable	9,549	(305)	(826)	6,980
Other accrued liabilities	(23,338)	(2,357)	(13,174)	(1,153)

Net cash provided by operating activities	125,341	64,326	136,031	77,315

Continued on following page

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash flows from investing activities:
Acquisition of property and equipment	(66,696)	(60,037)	(66,696)	(60,037)
Net payments in affiliation transactions	(4,393)	(41,216)	(4,393)	(41,216)
Net proceeds from sale of assets	—	3,747	—	3,747
Distributions from noncontrolling interests	3,509	1,493	3,509	1,493
Investment in unconsolidated subsidiaries	(7,790)	(3,486)	(7,790)	(3,486)

Net cash used in investing activities	(75,370)	(99,499)	(75,370)	(99,499)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	758,926	—	758,926	—
Proceeds from other indebtedness	—	4,000	—	4,000
Net borrowings under revolving facility	—	20,000	—	20,000
Repayment of term loan	(436,666)	(34,937)	(436,666)	(34,937)
Repayment of Senior Notes	(311,578)	—	(311,578)	—
Repayment of other indebtedness	(9,405)	(1,293)	(9,405)	(1,293)
Debt financing costs	(21,188)	(119)	(21,188)	(103)
Net distributions to parent	—	—	(11,064)	(13,004)
Repayment of advance to parent	—	—	—	—
Distributions to noncontrolling interests	(1,627)	(2,626)	(1,627)	(2,626)
Contributions from noncontrolling interests	—	466	—	466
Proceeds from exercise of stock options	—	25	—	—
Contribution of proceeds from exercise of stock options	—	—	—	25

Net cash used in financing activities	(21,538)	(14,484)	(32,602)	(27,472)

Increase (decrease) in cash and cash equivalents	28,433	(49,657)	28,059	(49,656)
Cash and cash equivalents:
Beginning of period	104,477	149,257	104,476	149,256

End of period	$132,910	$99,600	$132,535	$99,600

Interest paid	$79,792	$87,029	$79,767	$78,881
Income taxes and related interest paid (refunded)	(6,739)	1,396	1,476	1,396
Non-cash investing and financing transactions:
Notes issued in affiliation transactions	—	32,836	—	32,836
Notes issued for interest paid-in-kind	37,203	31,751	—	—
Accretion of dividends on preferred stock	19,339	—	—	—

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

The unaudited condensed consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries which provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in cancer-related clinical research studies. US Oncology is affiliated with 1,310 physicians operating in 493 locations, including 98 radiation oncology facilities in 39 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature, except for the adoption of the accounting standards discussed in Note 11 – Recent Accounting Standards, and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009, and subsequent filings.

The Company has evaluated subsequent events that occurred between September 30, 2009 and November 5, 2009, the date our financial statements were available to be issued.

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

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended September 30, 2009 and 2008, the affiliated practices under comprehensive service agreements derived 39.6% and 38.5%, respectively, of their net patient revenue from services provided under the Medicare program (of which 7.2% and 6.1%, respectively, relate to Medicare managed care) and 3.8% and 3.4%, respectively, from services provided under state Medicaid programs. For the nine months ended September 30, 2009 and 2008, the affiliated practices under comprehensive service agreements derived 39.6% and 38.0%, respectively, of their net patient revenue from services provided under the Medicare program (of which 6.8% and 5.3%, respectively, relate to Medicare managed care) and 3.7% and 3.3%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in all periods. During the three months ended September 30, 2009 and 2008, an additional payer represented 9.4% and 10.5%, respectively, of such affiliated practices’ aggregate net revenues. During the nine months ended September 30, 2009 and 2008, that payer represented 9.8% of such affiliated practices’ aggregate net revenues. Changes in the payer reimbursement rates, or in affiliated practices’ payer mix, could materially and adversely affect the Company’s revenues.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Erythropoiesis-stimulating agents (“ESAs”) are drugs used for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive for their cancer. ESAs have historically been used by oncologists to treat anemia. ESAs are administered to increase levels of healthy red blood cells as an alternative to blood transfusions.

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

The FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) for ESAs. A proposed REMS for ESAs was filed by ESA manufacturers with the FDA in August 2008 but is not yet final or publicly available. The REMS is expected to focus on future ESA prescribing guidelines and may require additional patient consent, education requirements, medication guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for manufacturers to implement the new program is uncertain and it presently remains under discussion between the manufacturers and the FDA. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to prescribe ESAs for their patients. The REMS is expected to become effective in late 2009 or early 2010. We believe a possible impact of the REMS could be further reductions in ESA utilization, which could be significant. Because the use of ESAs relates to specific clinical determinations and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of the REMS, coverage restrictions and risks related to ESA use.

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Operating income attributable to ESAs administered by our network of affiliated physicians decreased $0.8 million and $9.0 million during the three and nine months ended September 30, 2009, respectively, from the comparable periods ended September 30, 2008. The operating income reflects results from the Company’s Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from the Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under either of these arrangements.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

On October 30, 2009, CMS announced final changes to policies and payment rates for services to be furnished during 2010 by physicians and nonphysician practitioners who are paid under the Medicare physician fee schedule. Under the statutory formula, the conversion factor for 2010 is estimated to decrease by 21.2% unless Congress again enacts superseding legislation. Congress and the Administration are considering possible actions to prevent that decrease. In addition, CMS projects that changes to policies and payment rates for 2010 would result in a 1% decrease (6% decrease in 2013 under 4-year phase-in) in overall payments to the specialty of hematology/oncology and a 1% decrease (5% decrease in 2013) in overall payments to the specialty of radiation oncology.

On April 6, 2009, CMS issued a final NCD to expand coverage for initial testing with positron emission tomography (“PET”) as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis, to include subsequent treatment strategies and expanded usage of PET scans, including at US Oncology affiliated practices, beginning in the second quarter of 2009. In April, 2009, many US Oncology affiliated practices began accepting patients under the expanded coverage. However, a large number of claims have not been paid because CMS had not issued the official change request informing Medicare contractors to alter their claims processing. Due to this claim payment environment, it is premature to estimate the full impact the expanded coverage will have on PET utilization and reimbursement. The change request notification from CMS is expected to take place in the fourth quarter of 2009 and claim reimbursement will be retroactive to April 6, 2009.

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare policy changes and payment rates that went into effect for services furnished by physicians and nonphysician practitioners as of January 1, 2009. The 2009 Medicare Physician Fee Schedule included a 5% decrease in the conversion factor from the 2008 rates reflecting the discontinuation of a budget neutrality adjustor that had been applied to a portion of the fee schedule calculation for the past two years. This change negatively impacted technical services and increased reimbursement for services with greater physician work components such as Evaluation and Management services. Under this fee schedule, pretax income for the nine months ended September 30, 2009, decreased by approximately $0.5 million compared to the nine months ended September 30, 2008.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVUs” or “Work RVUs”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVUs changes were implemented in full beginning January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). For the nine months ended September 30, 2009, the Final Rule resulted in an increase in pretax income of $2.1 million over the comparable prior year period for Medicare non-drug reimbursement excluding the 2009 conversion factor change.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for approximately 25% of revenue for the nine month periods ended September 30, 2009, and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue from Texas Oncology, P.A.	$223,876	$198,152	$655,792	$592,439
Less: Reimbursement of expenses	210,436	186,754	618,564	557,631

Earnings component of management fee	$13,440	$11,398	$37,228	$34,808

NOTE 3 – Fair Value Measurements

The accounting standard which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements became effective January 1, 2009, at which time the Company adopted the standard with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by the standard to these fair value measurements on a non-recurring basis, which would include goodwill (generally as a result of an impairment assessment), did not have a material impact on the Company’s unaudited condensed consolidated financial statements as there was no fair value measurement recorded for goodwill during the nine months ended September 30, 2009. Effective January 1, 2008, the Company applied the provisions of the standard to its disclosures related to assets and liabilities which are measured at fair value on a recurring basis (at least annually). As a result, the standard was applied to the Company’s interest rate swap liability.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Disclosures are required that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants. The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs.

Liabilities consist of the Company’s interest rate swap, only, which is valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, is classified as Level 2. Under the interest rate swap the Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final interest settlement date on March 15, 2012. The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, which results in a net liability position, as well as the counterparty’s credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Floating Rate PIK Toggle Notes (“Holdings Notes”), an instrument with a similar credit profile and term as the interest rate swap, and the like term treasury spread (as an estimate of a risk free rate). An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the interest rate swap by $6.9 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. As of September 30, 2009, $69.0 million of the Company’s indebtedness remains exposed to changes in variable interest rates.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$—	$—	$—	$—
Liabilities
Other accrued liabilities	16,313	—	16,313	—
Other long-term liabilities	13,560	—	13,560	—

Total	$29,873	$—	$29,873	$—

Non-designated Derivative Instrument

The Company’s interest rate swap agreement described above was initially designated as a cash flow hedge against the variability of cash future interest payments on the Holdings Notes (see Note 6 – Indebtedness). The Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable and has discontinued cash flow hedge accounting for the interest rate swap. Subsequent to discontinuation of hedge accounting, the Company has recognized all unrealized gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized unrealized losses during the three months and nine months ended September 30, 2009 and 2008 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Other income (expense), net	$(7,596)	$(4,186)	$(10,012)	$(5,898)

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Although cash flow hedge accounting is no longer applied to the interest rate swap, the Company believes the swap, economically, remains a hedge against the variability in a portion of interest accruing on the Holdings Notes.

At September 30, 2008, accumulated other comprehensive income included $1.1 million, net of tax, related to the interest rate swap which represented activity while the instrument was designated as a cash flow hedge that was associated with future interest payments which could not be considered probable of not occurring at that time. During the three months and nine months ended September 30, 2008, loss in accumulated other comprehensive income of $0.4 million and $0.7 million, respectively, had been reclassified into earnings, as follows (in thousands):

	Amount of Loss Reclassified from OCI into Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense, net	$—	$(366)	$—	$(712)

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

NOTE 4 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships and goodwill during the nine months ended September 30, 2009 consisted of the following (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill
Balance at December 31, 2008	$273,646	$3,743	$377,270
Additions	4,525	—	—
Impairment charge	(150)	—	—
Amortization expense and other	(16,240)	(375)	—

Balance at September 30, 2009	$261,781	$3,368	$377,270

Average of straight-line based amortization period remaining in years as of September 30, 2009	13	7	n/a

Customer relationships, net, are classified as Other Assets in the accompanying unaudited Condensed Consolidated Balance Sheet. Accumulated amortization relating to service agreements was $67.9 million and $52.6 million at September 30, 2009 and December 31, 2008, respectively. The amortization expense of amortizable intangible assets for the nine months ended September 30, 2009 was $16.2 million, and the estimated amortization expense for the five succeeding years is approximately $20 million, per year.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 5 – Impairment and Restructuring Charges

Impairment and restructuring charges recognized during the three months and nine months ended September 30, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Goodwill	$—	$—	$—	$380,000
Severance costs	4,117	271	5,731	1,933
Service agreements, net	—	—	150	—
Other, net	—	—	26	108

Total	$4,117	$271	$5,907	$382,041

During the three months and nine months ended September 30, 2009, the Company recorded $4.1 million and $5.7 million, respectively, of severance charges related to certain corporate personnel. These charges will be paid through the fourth quarter of 2011. During the three months ended September 30, 2009, the charge of $4.1 million primarily related to benefits payable as a result of the retirement of its Executive Chairman in the third quarter of 2009. In addition, during the nine months ended September 30, 2009, an unamortized service agreement intangible was impaired for $0.2 million in the first quarter of 2009 related to a practice that converted from a comprehensive services model to a targeted physician services relationship.

During the three months ended March 31, 2008, the Company recorded an impairment of its goodwill related to the Medical Oncology services segment of $380.0 million. Also, during the three months and nine months ended September 30, 2008, charges of $0.3 million and $1.9 million, respectively, were recognized primarily related to employee severance for which payment was made by the end of the third quarter of 2008.

The carrying value of goodwill and the carrying value of service agreements are subject to impairment tests. In connection with the preparation of the financial statements for the three months ended March 31, 2008, and as a result of the decline in the financial performance of the Medical Oncology services segment, the Company assessed the recoverability of goodwill related to that segment and determined an impairment had occurred. The resulting impairment charge in the amount of $380.0 million did not result in future cash expenditures or impact the financial covenants of US Oncology’s senior secured credit facility. There were no impairments of goodwill identified during the three months and nine months ended September 30, 2009. However, future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges.

NOTE 6 – Indebtedness

As of September 30, 2009 and December 31, 2008, long-term indebtedness consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
US Oncology, Inc.
9.125% Senior Secured Notes, due 2017	$759,331	$—
Senior Secured Credit Facility	—	436,666
9.0% Senior Notes, due 2012	—	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	27,891	34,956
Mortgage, capital lease obligations and other	21,732	22,188

	1,086,954	1,071,810
Less current maturities	(11,310)	(10,677)

	1,075,644	1,061,133

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	493,954	456,751

	$1,569,598	$1,517,884

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of September 30, 2009, are as follows (in thousands):

	Twelve months ending September 30,
	2010	2011	2012	2013	2014	Thereafter
US Oncology payments due	$11,310	$8,965	$8,364	$8,212	$1,917	$1,063,855
Holdings payments due	—	—	493,954	—	—	—

	$11,310	$8,965	$502,318	$8,212	$1,917	$1,063,855

As of September 30, 2009, US Oncology is in compliance with the covenants of its indebtedness.

Senior Secured Credit Facility

At December 31, 2008, the senior secured credit facility consisted of a $160.0 million revolving credit facility and $436.7 million outstanding under a term loan facility. In June 2009, the term loan portion of the facility, in the amount of $436.7 million, was repaid with proceeds from the 9.125% Senior Secured Notes described below. In August 2009, the revolving credit portion of the facility was replaced with the new Senior Secured Revolving Credit Facility described below.

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

Loss on Early Extinguishment of Debt

During the three months ended September 30, 2009 and in connection with replacing the revolving credit portion of the senior secured credit facility, the Company incurred a loss on early extinguishment of debt of $3.7 million related to the write-off of unamortized debt issuance costs and transaction costs associated with terminating the facility.

During the nine months ended September 30, 2009 and primarily in connection with issuing the Senior Secured Notes and refinancing the Term Loan facility and 9.0% Senior Notes, the Company recognized a $26.0 million loss on early extinguishment of debt which, in addition to the $3.7 million loss during the three months ended September 30, 2009, is primarily related to payment of a 2.25 percent call premium and call period interest on the Senior Notes and the write-off of unamortized issuance costs related to the retired Senior Notes and the senior secured credit facility.

Senior Secured Revolving Credit Facility

On August 26, 2009, US Oncology terminated its previous senior secured credit facility and entered into a $120.0 million Senior Secured Revolving Credit Facility, including a letter of credit sub-facility and a swingline loan sub-facility, which matures on August 31, 2012. At September 30, 2009, availability had been reduced by outstanding letters of credit amounting to $30.4 million and $89.6 million was available for borrowing. At September 30, 2009, no amounts had been borrowed under the Senior Secured Revolving Credit Facility.

The Company incurred $4.0 million in transaction expenses related to the Senior Secured Revolving Credit Facility which are included as Other Assets in the Company’s unaudited Condensed Consolidated Balance Sheet and will be amortized into interest expense on a straight-line basis over the three year term of the facility.

Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank, (b) the one month LIBO rate plus 1% and (3) the federal funds effective rate plus  1/2 of 1% or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBO rate borrowings. The Senior Secured Revolving Credit Facility is guaranteed on a senior secured basis by the Company’s wholly-owned domestic subsidiaries and is secured on a first lien priority basis (subject to certain exceptions and permitted liens) by substantially all the tangible and intangible assets and properties of the Company and such guarantors.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

On the last business day of each calendar quarter, the Company is required to pay each lender a commitment fee in respect of any unused commitment under the Senior Secured Revolving Credit Facility. The commitment fee is 1.00% annually.

The Senior Secured Revolving Credit Facility requires the Company to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio test, which become more restrictive over time. At September 30, 2009, the Company was required to maintain a maximum leverage ratio of no more than 7.00:1. As of September 30, 2009, US Oncology’s actual leverage ratio was 4.98:1.

In addition, the Senior Secured Revolving Credit Facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the Senior Secured Revolving Credit Facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the Senior Secured Revolving Credit Facility will be entitled to take various actions, including the acceleration of amounts due under the Senior Secured Revolving Credit Facility and all actions permitted to be taken by a secured creditor.

9.125% Senior Secured Notes

On June 18, 2009, US Oncology issued $775.0 million aggregate principal amount of senior secured notes due August 15, 2017 (the “Senior Secured Notes”) in a private offering to institutional investors. Interest on the notes accrues at a fixed rate of 9.125% per annum and are payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2009. As of September 30, 2009, US Oncology’s unaudited condensed consolidated balance sheet included $759.3 million of debt outstanding which reflects the $775.0 million principal amount of the Senior Secured Notes net of an unamortized original issue discount in the amount of $15.7 million. During the three months and nine months ended September 30, 2009, interest expense on the Senior Secured Notes was $17.9 million and $20.2 million, respectively.

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

US Oncology has the right to redeem some or all of the Senior Secured Notes prior to August 15, 2013 at a price equal to 100.0% of the principal amount plus accrued and unpaid interest and a “make whole” premium. Thereafter, the Company may redeem some or all of the notes at the redemption prices set forth below:

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

In connection with the issuance of the Senior Secured Notes, the Company entered into a Purchase Agreement providing for the initial sale of the Senior Secured Notes and a Registration Rights Agreement with respect to registration rights for the benefit of the holders of the Senior Secured Notes. The Registration Rights Agreement requires that US Oncology and the guarantors file an exchange offer registration statement with the SEC not later than 120 days and use their reasonable best efforts to cause the registration statement to become effective within 210 days from the Senior Secured Notes closing date of June 18, 2009. If US Oncology and the guarantors do not comply with its obligations under the Registration Rights Agreement, the interest rate on the notes will increase by 0.25% for each 90 day period US Oncology does not comply with these obligations, not to exceed 1.0%. Pursuant to the Registration Rights Agreement, the exchange offer registration statement was filed with the SEC on October 15, 2009, subsequently amended and declared effective on November 3, 2009. The Company expects to complete the exchange offer during the fourth quarter of 2009 and accordingly does not expect to incur any increased interest under the Registration Rights Agreement.

The Company incurred $17.2 million in transaction expenses related to the Senior Secured Notes offering which are included as Other Assets in the Company’s unaudited Condensed Consolidated Balance Sheet and will be amortized into interest expense on a straight-line basis over the eight year term of the notes. Proceeds from the offering of approximately $744.4 million, along with cash on hand, were used to repay the $436.7 million senior secured credit facility maturing in 2010 and 2011 and the $300 million 9.0% Senior Notes due 2012.

Senior Floating Rate PIK Toggle Notes

During the three months ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes (“Notes” or “Holdings Notes”), due March 15, 2012. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest accrues on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread is 4.50% and increased by 0.50% on March 15, 2009 and will increase by another 0.50% on March 15, 2010. During the three months ended September 30, 2009 and 2008, interest on the Holdings Notes was $9.6 million and $10.4 million, respectively. During the nine months ended September 30, 2009 and 2008, interest on the Holdings Notes was $29.7 million and $32.5 million, respectively. In the three months ended September 30, 2009 and 2008, $9.0 million and $5.4 million, respectively, accrued under the election to pay interest in kind and the remaining $0.6 million and $5.0 million, respectively, accrued as cash interest or interest related to future spread increases and the amortization of debt issuance costs. In the nine months ended September 30, 2009 and 2008, $27.4 million and $20.2 million, respectively, accrued under the election to pay interest in kind and the remaining $2.3 million and $12.3 million, respectively, accrued as cash interest or interest related to future spread increases and the amortization of debt issuance costs.

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

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of September 30, 2009, US Oncology has the ability to make approximately $23.7 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) 50 percent of the net losses of US Oncology, excluding certain non-cash charges such as the $380.0 million goodwill impairment during the three months ended March 31, 2008 and the $26.0 million loss on early extinguishment of debt during the nine months ended September 30, 2009. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012 (see Note 3 – Fair Value Measurements). Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be a net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. Based on projected LIBOR interest rates as of September 30, 2009, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through September 30, 2010. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty is reduced by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. The Company issued $18.3 million in notes to settle the interest due in September, 2009 and expects to issue $15.7 million in notes to settle the interest due in March, 2010. In addition, the Company paid $6.6 million to settle the obligation under the interest rate swap agreement for the interest period ended September 15, 2009. During the nine months ended September 30, 2009, US Oncology paid dividends in the amount of $11.1 million to Holdings to finance obligations due in March and September related to the Holdings Notes and interest rate swap.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Fair value of Notes

The fair value of the Company’s long term indebtedness is estimated based on quoted market prices or prices quoted from third party financial institutions. The carrying amount and fair value of the indebtedness, including the current portion, are as follows:

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.125% Senior Secured Notes, due 2017	$759,331	$804,891	$—	$—
9.0% Senior Notes, due 2012	—	—	300,000	273,000
10.75% Senior Subordinated Notes, due 2014	275,000	288,750	275,000	224,125
Holdings Senior Floating Rate PIK Toggle Notes, due 2012	493,954	429,740	456,751	262,632

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

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004, as amended October 1, 2009 (see Note 13 – Subsequent Events). The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Effective January 1, 2008, the Company amended the Equity Incentive Plan to (i) eliminate the distinction between shares available for grant under restricted common shares and those available for grant under stock options and (ii) increase the number of shares available for awards from 27,223,966 to 32,000,000. Also on January 1, 2008, the Company awarded 7,882,000 shares of restricted stock to employees, a portion of which related to the cancellation of 2,606,250 employee stock options. The cancellation of options in exchange for restricted shares was accounted for as a modification of the original award. As a result, the unrecognized compensation expense associated with the original award continues to be recognized over the service period related to the original award. In addition, incremental compensation cost equal to the excess of the fair value of the new award over the fair value of the original award as of the date the new award was granted, is being recognized over the service period related to the new award. Depending on the individual grants, awards vest either at the grant date or over defined service periods. Based on the individual vesting criteria for each award, the Company recorded compensation expense of approximately $0.7 million and $0.7 million during the three months ended September 30, 2009 and 2008, respectively, and $1.6 million and $1.8 million during the nine months ended September 30, 2009 and 2008, respectively, related to restricted stock and stock option awards made under the Equity Incentive Plan. At September 30, 2009, 2,581,850 shares of restricted stock or stock options were available for future awards.

The Company granted awards of 500,000 and 750,000 restricted shares with an aggregate fair value at the time of grant of approximately $0.2 million and $0.3 million, respectively, during the three months and nine months ended September 30, 2009 and 1,450,000 and 9,694,500 restricted shares (which includes the January 1, 2008 awards discussed above) with an aggregate fair value at the time of grant of approximately $0.3 million and $13.1 million during the three months and nine months ended September 30, 2008. Restricted shares vest over a three to five year period from the date of grant. During the nine months ended September 30, 2009, 597,600 restricted shares were forfeited by holders. No restricted shares were forfeited by holders during the three months ended September 30, 2009. During the three months and nine months ended September 30, 2008, 150,000 and 1,695,000 restricted shares were forfeited by holders, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The following summarizes activity for restricted shares awarded under the Equity Incentive Plan for the nine months ended September 30, 2009:

Restricted Shares
Restricted shares outstanding, December 31, 2008	9,514,500
Granted	750,000
Vested	(2,415,349)
Forfeited	(597,600)

Restricted shares outstanding, September 30, 2009	7,251,551

Compensation expense related to outstanding restricted stock awards is estimated to be $1.8 million, $1.7 million, $1.7 million and $0.5 million for each of the twelve months ending September 30, 2010 through 2013. Deferred compensation related to these awards is less than $0.1 million during the twelve month periods ending after September 30, 2013.

The following summarizes activity for options awarded under the Equity Incentive Plan for the nine months ended September 30, 2009:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding, December 31, 2008	588,750	$1.44
Granted	—
Exercised	—
Cancelled	—
Forfeited	(37,500)	1.65

Options outstanding, September 30, 2009	551,250	1.43	6.6

Options exercisable, September 30, 2009	302,700	1.39	6.0

At September 30, 2009, 551,250 options to purchase Holdings common stock were outstanding. During the nine months ended September 30, 2009, there were no options granted to purchase common shares and there were 80,000 options granted to purchase common shares during the nine months ended September 30, 2008. Compensation expense related to options granted has been recorded based on the fair value as of the grant date and vesting provisions.

Holdings 2004 Director Stock Option Plan

The Holdings’ Board of Directors also adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which was effective in October, 2004, as amended October 1, 2009 (see Note 13 – Subsequent Events). The total number of shares of common stock for which options may be granted under the Director Stock Option Plan is 500,000 shares. At September 30, 2009, 131,000 options to purchase Holdings common stock were outstanding and 286,000 options were available for future awards. Under this plan, each eligible director in office and each eligible director who joined the board after adoption is automatically granted an option, annually, to purchase 5,000 shares of common stock. In addition, each such director is automatically granted an option, annually, to purchase 1,000 shares of common stock for each board committee on which such director served. As of September 30, 2009, options to purchase 214,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan. The options vest six months after the date of grant. During the nine months ended September 30, 2009, there were no exercises of options issued under the Director Stock Option Plan.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 8 – Income Taxes

The effective tax rate for the three months and nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008
Income (loss) before income taxes	$(18,614)	$(9,148)	$(1,286)	$5,629
Less: Income before income taxes attributable to noncontrolling interests	(912)	(715)	(912)	(715)

Income (loss) before income taxes attributable to the Company	$(19,526)	$(9,863)	$(2,198)	$4,914

Income tax benefit (provision) attributable to the Company	$(764)	$4,110	$1,332	$(1,039)

Effective tax rate attributable to the Company	(3.9)%	41.7%	60.6%	21.1%

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss before income taxes	$(43,786)	$(403,240)	$(3,881)	$(364,608)
Less: Income before income taxes attributable to noncontrolling interests	(2,615)	(2,447)	(2,615)	(2,447)

Loss before income taxes attributable to the Company	$(46,401)	$(405,687)	$(6,496)	$(367,055)

Income tax benefit (provision) attributable to the Company	$3,260	$9,688	$(948)	$(3,905)

Effective tax rate attributable to the Company	7.0%	2.4%	(14.6)%	(1.1)%

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

The difference between our effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
U.S. statutory income tax benefit	$(16,240)	$(141,990)	$(2,273)	$(128,469)
Non-deductible expenses (1)	837	132,463	837	132,463
State income taxes, net of federal benefit (2)	626	(428)	1,372	(356)
Reserve for uncertain tax positions	619	—	619	—
Valuation allowance	9,834	—	—	—
Other	1,064	267	393	267

Effective tax (benefit) provision (3)	$(3,260)	$(9,688)	$948	$3,905

(1)	The nine months ended September 30, 2008 includes the impact of a $380.0 million goodwill impairment charge of which $376.0 million was not deductible for tax purposes.

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

(3)

For the nine months ended September 30, 2009, the annual effective tax rate for US Oncology, Inc. for the year ended December 31, 2009 could not be reasonably estimated because the Company expects its pretax income for this period to be near breakeven. As a result, in the interim financial statements, taxes have been provided for based on the actual results for the nine months ended September 30, 2009 rather than an estimated effective tax rate for the fiscal year. In addition, the percentage impact of items included in US Oncology, Inc.’s reconciliation above are higher due to the $26.0 million debt extinguishment loss changing income before income taxes attributable to the Company to a loss of $6.5 million.

At September 30, 2009, Holdings had a gross federal net operating loss carryforward benefit of approximately $95.4 million that will begin to expire in 2027 and a $1.5 million alternative minimum tax credit, which has no expiration date. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. The debt extinguishment loss and incremental interest associated with the June 2009 refinancing (see Note 6 – Indebtedness) as well as the recent history of operating losses, provides evidence that Holdings’ net deferred tax asset may not be recoverable. Accordingly, a valuation allowance on Holdings’ net deferred tax assets in the amount of $9.8 million has been established.

With respect to US Oncology, Inc., whose financial statements are prepared as if it filed a separate return, management concluded that it is more likely than not that the Company will realize its deferred tax assets and no valuation allowance was provided. At September 30, 2009, US Oncology, Inc. had a net deferred tax liability balance of $31.1 million.

As of September 30, 2009, the Company had an accrual for uncertain tax positions of $2.7 million which is generally expected to settle within the next twelve months. During the nine months ended September 30, 2009, the accrual was increased by $0.5 million related to a potential state tax liability for the disallowance of prior period state net operating losses.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The tables below present segment results for the three months and nine months ended September 30, 2009 and 2008 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended September 30, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenue	$450,202	$—	$628,737	$—	$—	$(470,904)	$608,035
Service revenue	160,147	99,457	16,728	17,087	—	—	293,419

Total revenue	610,349	99,457	645,465	17,087	—	(470,904)	901,454
Operating expenses	(591,204)	(64,044)	(620,111)	(16,996)	(18,694)	470,904	(840,145)
Impairment and restructuring charges	1	—	—	—	(4,118)	—	(4,117)
Depreciation and amortization	—	(10,695)	(392)	(64)	(15,639)	—	(26,790)

Income (loss) from operations	$19,146	$24,718	$24,962	$27	$(38,451)	$—	$30,402

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(121)	$—	$(121)

Income (loss) from operations	$19,146	$24,718	$24,962	$27	$(38,572)	$—	$30,281

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Three Months Ended September 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenue	$413,596	$—	$618,929	$—	$—	$(476,166)	$556,359
Service revenue	143,806	91,996	15,031	14,544	—	—	265,377

Total revenue	557,402	91,996	633,960	14,544	—	(476,166)	821,736
Operating expenses	(540,452)	(60,903)	(608,505)	(15,803)	(18,079)	476,166	(767,576)
Impairment and restructuring charges	—	—	—	—	(271)	—	(271)
Depreciation and amortization	—	(9,496)	(971)	(84)	(15,030)	—	(25,581)

Income (loss) from operations	$16,950	$21,597	$24,484	$(1,343)	$(33,380)	$—	$28,308

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(138)	$—	$(138)

Income (loss) from operations	$16,950	$21,597	$24,484	$(1,343)	$(33,518)	$—	$28,170

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

	Nine Months Ended September 30, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenue	$1,329,256	$—	$1,799,532	$—	$—	$(1,363,101)	$1,765,687
Service revenue	468,581	288,917	47,697	54,780	—	—	859,975

Total revenue	1,797,837	288,917	1,847,229	54,780	—	(1,363,101)	2,625,662
Operating expenses	(1,744,915)	(187,648)	(1,774,123)	(50,865)	(53,016)	1,363,101	(2,447,466)
Impairment and restructuring charges	(176)	—	—	—	(5,731)	—	(5,907)
Depreciation and amortization	—	(29,711)	(1,566)	(210)	(45,573)	—	(77,060)

Income (loss) from operations	$52,746	$71,558	$71,540	$3,705	$(104,320)	$—	$95,229

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(195)	$—	$(195)

Income (loss) from operations	$52,746	$71,558	$71,540	$3,705	$(104,515)	$—	$95,034

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Nine Months Ended September 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenue	$1,226,411	$—	$1,836,578	$—	$—	$(1,406,319)	$1,656,670
Service revenue	443,090	274,321	45,255	42,182	—	—	804,848

Total revenue	1,669,501	274,321	1,881,833	42,182	—	(1,406,319)	2,461,518
Operating expenses	(1,613,198)	(180,302)	(1,807,296)	(45,140)	(59,307)	1,406,319	(2,298,924)
Impairment and restructuring charges	(380,038)	(150)	—	—	(1,853)	—	(382,041)
Depreciation and amortization	—	(28,444)	(3,609)	(275)	(44,890)	—	(77,218)

Income (loss) from operations	$(323,735)	$65,425	$70,928	$(3,233)	$(106,050)	$—	$(296,665)

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(237)	$—	$(237)

Income (loss) from operations	$(323,735)	$65,425	$70,928	$(3,233)	$(106,287)	$—	$(296,902)

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 10 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of September 30, 2009, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending September 30,
	2010	2011	2012	2013	2014	Thereafter
Payments due	$83,846	$73,852	$67,389	$60,225	$52,248	$271,438

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

Holdings Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “2004 Cash Incentive Plan”). As of December 31, 2007, no amounts were available for payment under the 2004 Cash Incentive Plan. Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012, and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during the nine months ended September 30, 2009 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of September 30, 2009, $9.9 million was available for payment under the 2008 Cash Incentive Plan. Because payments of awards under the Plan are based upon occurrence of a specific event, obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event, as discussed above, occurs.

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

U.S. Department of Justice Subpoena

During the three months ended December 31, 2005, the Company received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about the Company and its business, generally in relation to the Company’s contracts and relationships with pharmaceutical manufacturers. The Company has cooperated fully with the DOJ in responding to the subpoena. All outstanding document requests from the DOJ were addressed in early 2008, and the Company awaits further direction and feedback from the DOJ. At the present time, the DOJ has not made any allegation of wrongdoing on the part of the Company. However, the Company cannot provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with the law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, the Company has devoted significant resources to responding to the DOJ subpoena and anticipates that such resources will be required on an ongoing basis to fully respond to the subpoena.

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

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At September 30, 2009, the total owed to the Company for those receivables of $22.4 million is reflected on its balance sheet as other noncurrent assets. Currently, approximately $14.1 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, $7.6 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company’s management believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded in other noncurrent assets at September 30, 2009. Accordingly, the Company expects to realize the amount that it believes to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice.

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

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, the Company performed impairment testing as of March 31, 2007 and it recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. No additional impairment charges relating to this regulatory action have been recorded through September 30, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

As of September 30, 2009, the Company’s unaudited Condensed Consolidated Balance Sheet included net assets in the amount of $0.7 million related to this practice, which includes primarily working capital in the amount of $0.5 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on the Company’s balance sheet. At September 30, 2009, the lease had a remaining term of 17 years and the net present value of minimum future lease payments is approximately $7.2 million.

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

NOTE 11 – Recent Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to the Company’s business and financial statements. The Company cannot assure that future changes in accounting rules would not require it to make retrospective application to its financial statements.

In September, 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and non-financial liabilities, except those that are measured on a recurring basis. Effective January 1, 2009, the Company adopted fair value guidance with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework to these fair value measurements did not have a material impact on the Company’s unaudited condensed consolidated financial statements (see Note 3 – Fair Value Measurements).

In December, 2007, the FASB issued guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non-controlling interest in an acquiree and the resulting goodwill. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance was effective for annual reporting periods beginning after December 15, 2008 and was adopted without material impact. The guidance is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects the guidance will have an impact on the Company’s accounting for future business combinations, however the effect is dependent upon acquisitions which may occur in the future.

In April, 2009, the FASB amended and clarified earlier guidance to address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This generally applies to assets acquired and liabilities assumed in a business combination that arise from contingencies if not acquired or assumed in a business combination for which the acquisition date is on or after January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements; however, it may have an impact on the accounting for any future acquisitions or divestitures.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

In December, 2007, the FASB issued guidance which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially-owned subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, rather than a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements and was effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in the Company’s unaudited condensed consolidated financial statements contained herein.

In March, 2008, the FASB issued guidance to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. The guidance was effective for the Company on January 1, 2009, and was adopted without a material impact on the Company’s unaudited condensed consolidated financial statements.

In April, 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. The guidance was effective January 1, 2009 for the Company and was adopted without impact to the Company.

In April, 2009, the FASB issued disclosure requirements about the fair value of financial instruments which are to be applied in interim period financial statements, in addition to the existing requirements for annual periods. The guidance reiterates requirements to disclose the methods and significant assumptions used to estimate fair value. Disclosures for earlier periods are not required to be presented for comparative purposes at initial adoption. The guidance was effective for the Company’s interim period ended June 30, 2009 and adoption did not have a material impact on its unaudited condensed consolidated financial statements (see Note 6 – Indebtedness).

In June, 2009, the FASB issued guidance for subsequent events which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. The guidance became effective for the Company on June 30, 2009 and was adopted without material impact on its unaudited condensed consolidated financial statements.

In June, 2009, the FASB issued consolidation guidance for variable interest entities (“VIE”). The new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The guidance is effective for the Company as of January 1, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In July, 2009, the FASB Accounting Standards Codification (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. Codification was effective for the Company July 1, 2009, and was adopted without material impact on the Company’s unaudited condensed consolidated financial statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

In August, 2009, the FASB issued Accounting Standard Update No. 2009-05 Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value which amends Subtopic 820-10. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of certain techniques including alternative quoted prices and valuation techniques consistent with the principles of Subtopic 820. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. In addition, this update clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The amendments in this update are effective in the interim period ended September 30, 2009, and was adopted without material impact on its unaudited condensed consolidated financial statements.

In October, 2009, the FASB issued Accounting Standard Update No. 2009-13 to Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. This update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The update also addresses how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this update will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the three months and nine months ended September 30, 2009 and 2008. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of September 30, 2009, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, CCCN NW Building JV, L.L.C., Oregon Cancer Center, Ltd., and WFCC Radiation Mgmt Co., LLC.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of September 30, 2009

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$132,534	$1	$—		$132,535
Accounts receivable	—	362,300	7,643	—		369,943
Other receivables	—	28,772	—	—		28,772
Prepaid expenses and other current assets	374	23,049	962	—		24,385
Inventories	—	120,576	—	—		120,576
Deferred income taxes	5,424	—	—	—		5,424
Due from affiliates	541,499	—	—	(512,485	)(a)	29,014
Investment in subsidiaries	474,237	—	—	(474,237	)(b)	—

Total current assets	1,021,534	667,231	8,606	(986,722)		710,649
Property and equipment, net	—	369,227	44,149	—		413,376
Service agreements, net	—	260,856	925	—		261,781
Goodwill	—	371,677	5,593	—		377,270
Other assets	26,548	44,950	1,646	—		73,144

	$1,048,082	$1,713,941	$60,919	$(986,722)		$1,836,220

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,916	$103	$1,291	$—		$11,310
Accounts payable	—	290,444	730	—		291,174
Intercompany accounts	(248,740)	259,054	(10,314)	—		—
Due to affiliates	—	609,599	15,560	(512,485	)(a)	112,674
Accrued compensation cost	—	43,625	311	—		43,936
Accrued interest payable	14,547	—	—	—		14,547
Income taxes payable	2,047	—	—	—		2,047
Other accrued liabilities	—	36,314	278	—		36,592

Total current liabilities	(222,230)	1,239,139	7,856	(512,485)		512,280
Deferred revenue	—	7,509	—	—		7,509
Deferred income taxes	36,529	—	—	—		36,529
Long-term indebtedness	1,055,305	2,689	17,650	—		1,075,644
Other long-term liabilities	—	7,806	3,414	—		11,220

Total liabilities	869,604	1,257,143	28,920	(512,485)		1,643,182

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	551,275	—	—	—		551,275
Retained deficit	(372,798)	—	—	—		(372,798)

Total Company stockholder’s equity	178,478	—	—	—		178,478

Noncontrolling interests	—	—	14,560	—		14,560
Subsidiary equity	—	456,798	17,439	(474,237	)(b)	—

Total equity	178,478	456,798	31,999	(474,237)		193,038

	$1,048,082	$1,713,941	$60,919	$(986,722)		$1,836,220

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$104,475	$1	$—		$104,476
Accounts receivable	—	354,889	9,447	—		364,336
Other receivables	—	25,707	—	—		25,707
Prepaid expenses and other current assets	527	20,155	—	—		20,682
Inventories	—	130,967	—	—		130,967
Deferred income taxes	4,373	—	—	—		4,373
Due from affiliates	649,233	95	—	(582,900	)(a)	66,428
Investment in subsidiaries	381,549	—	—	(381,549	)(b)	—

Total current assets	1,035,682	636,288	9,448	(964,449)		716,969
Property and equipment, net	—	368,145	42,103	—		410,248
Service agreements, net	—	269,211	4,435	—		273,646
Goodwill	—	371,677	5,593	—		377,270
Other assets	24,339	38,724	1,657	—		64,720

	$1,060,021	$1,684,045	$63,236	$(964,449)		$1,842,853

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,507	$—	$1,170	$—		$10,677
Accounts payable	—	265,311	879	—		266,190
Intercompany accounts	(249,113)	252,374	(3,261)	—		—
Due to affiliates	—	714,957	4,856	(582,900	)(a)	136,913
Accrued compensation cost	—	40,070	706	—		40,776
Accrued interest payable	26,266	—	—	—		26,266
Income taxes payable	2,727	—	—	—		2,727
Other accrued liabilities	—	35,636	(832)	—		34,804

Total current liabilities	(210,613)	1,308,348	3,518	(582,900)		518,353
Deferred revenue	—	6,894	—	—		6,894
Deferred income taxes	35,139	—	—	—		35,139
Long-term indebtedness	1,040,080	2,418	18,635	—		1,061,133
Other long-term liabilities	—	8,797	3,550	—		12,347

Total liabilities	864,606	1,326,457	25,703	(582,900)		1,633,866

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	560,768	—	—	—		560,768
Retained deficit	(365,354)	—	—	—		(365,354)

Total Company stockholder’s equity	195,415	—	—	—		195,415

Noncontrolling interests	—	—	13,572	—		13,572
Subsidiary equity	—	357,588	23,961	(381,549	)(b)	—

Total equity	195,415	357,588	37,533	(381,549)		208,987

	$1,060,021	$1,684,045	$63,236	$(964,449)		$1,842,853

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$599,055	$8,980	$—		$608,035
Service revenue	—	287,658	5,761	—		293,419

Total revenue	—	886,713	14,741	—		901,454
Cost of products	—	587,402	8,806	—		596,208
Cost of services:
Operating compensation and benefits	—	137,876	2,445	—		140,321
Other operating costs	—	84,543	281	—		84,824
Depreciation and amortization	—	17,916	1,174	—		19,090

Total cost of services	—	240,335	3,900	—		244,235
Total cost of products and services	—	827,737	12,706	—		840,443
General and administrative expense	76	18,716	—	—		18,792
Impairment and restructuring charges	—	4,117	—	—		4,117
Depreciation and amortization	—	7,700	—	—		7,700

	76	858,270	12,706	—		871,052

Income (loss) from operations	(76)	28,443	2,035	—		30,402
Other income (expense)
Interest expense, net	(27,876)	293	(433)	—		(28,016)
Loss on early extinguishment of debt	(3,672)	—	—	—		(3,672)
Other income (expense), net	—	—	—	—		—

Income (loss) before income taxes	(31,624)	28,736	1,602	—		(1,286)
Income tax benefit (provision)	1,332	—	—	—		1,332
Equity in subsidiaries	29,426	—	—	(29,426	)(a)	—

Net income	(866)	28,736	1,602	(29,426)		46
Less: Net income attributable to noncontrolling interests	—	(609)	(303)	—		(912)

Net income attributable to the Company	$(866)	$28,127	$1,299	$(29,426)		$(866)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$544,657	$11,702	$—		$556,359
Service revenue	—	256,020	9,357	—		265,377

Total revenue	—	800,677	21,059	—		821,736
Cost of products	—	525,725	11,304	—		537,029
Cost of services:
Operating compensation and benefits	—	126,887	4,271	—		131,158
Other operating costs	—	80,533	777	—		81,310
Depreciation and amortization	—	16,461	1,437	—		17,898

Total cost of services	—	223,881	6,485	—		230,366
Total cost of products and services	—	749,606	17,789	—		767,395
General and administrative expense	59	18,019	—	—		18,078
Impairment and restructuring charges	—	271	—	—		271
Depreciation and amortization	—	7,684	—	—		7,684

	59	775,580	17,789	—		793,428

Income (loss) from operations	(59)	25,097	3,270	—		28,308
Other income (expense)
Interest expense, net	(22,136)	(167)	(376)	—		(22,679)
Other income (expense), net	—	—	—	—		—

Income (loss) before income taxes	(22,195)	24,930	2,894	—		5,629
Income tax benefit	(1,039)	—	—	—		(1,039)
Equity in subsidiaries	27,109	—	—	(27,109	)(a)	—

Net income (loss)	3,875	24,930	2,894	(27,109)		4,590
Less: Net income attributable to noncontrolling interests	—	(33)	(682)	—		(715)

Net income (loss) attributable to the Company	$3,875	$24,897	$2,212	$(27,109)		$3,875

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,740,064	$25,623	$—		$1,765,687
Service revenue	—	843,191	16,784	—		859,975

Total revenue	—	2,583,255	42,407	—		2,625,662
Cost of products	—	1,704,906	25,106	—		1,730,012
Cost of services:
Operating compensation and benefits	—	408,745	7,362	—		416,107
Other operating costs	—	247,122	1,046	—		248,168
Depreciation and amortization	—	51,281	3,309	—		54,590

Total cost of services	—	707,148	11,717	—		718,865
Total cost of products and services	—	2,412,054	36,823	—		2,448,877
General and administrative expense	328	52,851	—	—		53,179
Impairment and restructuring charges	—	5,907	—	—		5,907
Depreciation and amortization	—	22,470	—	—		22,470

	328	2,493,282	36,823	—		2,530,433

Income (loss) from operations	(328)	89,973	5,584	—		95,229
Other income (expense):
Interest expense, net	(72,831)	982	(1,273)	—		(73,122)
Loss on early extinguishment of debt	(26,025)	—	—	—		(26,025)
Other income (expense), net	—	37	—	—		37

Income (loss) before income taxes	(99,184)	90,992	4,311	—		(3,881)
Income tax benefit (provision)	(948)	—	—	—		(948)
Equity in subsidiaries	92,688	—	—	(92,688	)(a)	—

Net income	(7,444)	90,992	4,311	(92,688)		(4,829)
Less: Net income attributable to noncontrolling interests	—	(1,883)	(732)	—		(2,615)

Net income attributable to the Company	$(7,444)	$89,109	$3,579	$(92,688)		$(7,444)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,624,032	$32,638	$—		$1,656,670
Service revenue	—	776,838	28,010	—		804,848

Total revenue	—	2,400,870	60,648	—		2,461,518
Cost of products	—	1,578,909	31,732	—		1,610,641
Cost of services:
Operating compensation and benefits	—	378,921	12,511	—		391,432
Other operating costs	—	234,180	3,364	—		237,544
Depreciation and amortization	—	52,127	3,125	—		55,252

Total cost of services	—	665,228	19,000	—		684,228
Total cost of products and services	—	2,244,137	50,732	—		2,294,869
General and administrative expense	248	59,058	—	—		59,306
Impairment and restructuring charges	—	382,041	—	—		382,041
Depreciation and amortization	—	21,967	—	—		21,967

	248	2,707,203	50,732	—		2,758,183

Income (loss) from operations	(248)	(306,333)	9,916	—		(296,665)
Other income (expense)
Interest expense, net	(70,010)	1,780	(1,083)	—		(69,313)
Other income	—	1,370	—	—		1,370

Income (loss) before income taxes	(70,258)	(303,183)	8,833	—		(364,608)
Income tax benefit (provision)	(3,905)	—	—	—		(3,905)
Equity in subsidiaries	(296,797)	—	—	296,797	(a)	—

Net income (loss)	(370,960)	(303,183)	8,833	296,797		(368,513)
Less: Net income attributable to noncontrolling interests	—	(405)	(2,042)	—		(2,447)

Net income (loss) attributable to the Company	$(370,960)	$(303,588)	$6,791	$296,797		$(370,960)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$28,609	$102,774	$4,648	$136,031

Cash flows from investing activities:
Acquisition of property and equipment	—	(63,629)	(3,067)	(66,696)
Net payments in affiliation transactions	(389)	(4,004)	—	(4,393)
Distributions from unconsolidated subsidiaries	—	2,704	805	3,509
Investment in unconsolidated subsidiaries	—	(7,895)	105	(7,790)

Net cash used in investing activities	(389)	(72,824)	(2,157)	(75,370)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	758,926	—	—	758,926
Repayment of term loan	(436,666)	—	—	(436,666)
Repayment of Senior Notes	(311,578)	—	—	(311,578)
Repayment of other indebtedness	(6,650)	(1,891)	(864)	(9,405)
Debt financing costs	(21,188)	—	—	(21,188)
Net distributions to parent	(11,064)	—	—	(11,064)
Distributions to noncontrolling interests	—	—	(1,627)	(1,627)

Net cash used in financing activities	(28,220)	(1,891)	(2,491)	(32,602)

Increase in cash and cash equivalents	—	28,059	—	28,059
Cash and cash equivalents:
Beginning of period	—	104,475	1	104,476

End of period	$—	$132,534	$1	$132,535

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(4,584)	$76,116	$5,783	$77,315

Cash flows from investing activities:
Acquisition of property and equipment	—	(53,219)	(6,818)	(60,037)
Net payments in affiliation transactions	32,836	(74,052)	—	(41,216)
Net proceeds from sale of assets	—	3,747	—	3,747
Distributions from nonconsolidated interests	—	1,493	—	1,493
Investment in unconsolidated subsidiaries	—	(3,486)	—	(3,486)

Net cash provided by (used in) investing activities	32,836	(125,517)	(6,818)	(99,499)

Cash flows from financing activities:
Proceeds from other indebtedness	—	—	4,000	4,000
Net borrowings under revolving facility	20,000	—	—	20,000
Repayment of term loan	(34,937)	—	—	(34,937)
Repayment of other indebtedness	(336)	(255)	(702)	(1,293)
Debt financing costs	—	—	(103)	(103)
Distributions to noncontrolling interests	—	—	(2,626)	(2,626)
Contributions from noncontrolling interests	—	—	466	466
Net distributions to parent	(13,004)	—	—	(13,004)
Contributions of proceeds from exercise of stock options	25	—	—	25

Net cash provided by (used in) financing activities	(28,252)	(255)	1,035	(27,472)

Decrease in cash and cash equivalents	—	(49,656)	—	(49,656)
Cash and cash equivalents:
Beginning of period	—	149,255	1	149,256

End of period	$—	$99,599	$1	$99,600

NOTE 13 – Subsequent Events

Equity Restructuring

On October 1, 2009, the Board of Directors and stockholders of US Oncology Holdings, Inc. approved the Third Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc. Pursuant to the terms of the Third Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc, the number of authorized $0.001 par value common shares increased from 300.0 million common shares to 500.0 million common shares.

In addition, pursuant to this amendment, each outstanding share of Series A Preferred Stock and Series A-1 Preferred Stock of US Oncology Holdings, Inc. was converted into a number of common shares equal to its liquidation preference divided by $1.50 plus one additional common share. As a result of the conversion, 13.9 million shares of Series A Preferred Stock and 1.9 million shares of Series A-1 Preferred Stock, with a liquidation preference of $332.2 million and $50.2 million, respectively, were exchanged for an aggregate 270.6 million common shares.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Also, on October 1, 2009, the Board of Directors and stockholders of US Oncology Holdings, Inc. approved amendments to the Amended and Restated 2004 Equity Incentive Plan and the 2004 Director Stock Option Plan.

The amendment to the Amended and Restated 2004 Equity Incentive Plan, which was effective October 1, 2009, among other things, increased the number of shares of common stock reserved for issuance under the plan from 32.0 million shares to 59.6 million shares. The aggregate number of shares reserved for issuance includes awards issued and outstanding prior to the effective date of the amendment. Of the shares reserved for issuance under the plan, 33.2 million shares may be in the form of restricted stock and the remaining shares are available in the form of options to purchase common stock. In connection with the amendment, on October 1, 2009, US Oncology Holdings, Inc. issued an additional 3.4 million shares of restricted stock and 13.6 million options to purchase common stock. Subsequent to these awards, 13.2 million shares remain available for future grants under the plan, of which 1.6 million shares may be in the form of restricted common stock.

The amendment to the 2004 Director Stock Option Plan, also effective October 1, 2009, increased the number of shares reserved for issuance under the plan to 1.0 million in addition to modifying certain other aspects of the plan. The amendment also provided for a grant of 25,000 shares of common stock for eligible directors first elected to the board during the year ending December 31, 2009 and of 15,000 shares of common stock for other eligible directors as of the effective date of the amendment. Beginning with the year ending December 31, 2010, eligible directors (in office after giving effect to the annual meeting of stockholders) will receive annual grants of 10,000 shares of common stock plus an additional 1,000 shares of common stock for each committee on which such eligible director serves.

As a result of the aforementioned transactions, the number of outstanding shares of US Oncology Holdings, Inc. common stock increased from 148.4 million shares to 422.5 million shares. In addition, the Series A and Series A-1 Preferred Stock is no longer outstanding and its aggregate carrying value, in the amount of $382.4 million, was eliminated and the stockholders’ deficit of US Oncology Holdings, Inc. was reduced by the same amount.

Oncology Reimbursement Solutions

In connection with the Company’s ongoing evaluation of its growth strategies, in October, the Company determined that it would cease operations of Oncology Reimbursement Solutions, its centralized billing and collection service, as a separate offering. As a result, the Company expects to incur a charge of approximately $3.0 million during the fourth quarter related to employee severance payments, vacating leased office space and impairment of certain fixed assets.

Final CMS 2010 Physician Fee Schedule

On October 30, 2009, CMS announced final changes to policies and payment rates for services to be furnished under the 2010 physician fee schedule. Under the statutory formula, the conversion factor for 2010 is estimated to decrease by 21.2% unless Congress again enacts superseding legislation. In addition, CMS projects that changes to the policies and payment rates will result in a decrease in payments for radiation and medical oncology and diagnostic imaging beginning in 2010 and phased in over four years through 2013 (see Note 2 – Revenues).

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

Business Overview

Our mission is to enable physicians to provide the right treatment, at the right time, for the right patient. We strive to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. To realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers. As of September 30, 2009, our network included:

•	1,310 affiliated physicians

•	493 sites of service

•	81 comprehensive cancer centers and 17 facilities providing radiation therapy only

•	A research network currently managing 78 active clinical trials

•	A pharmaceutical distribution business currently distributing $2.2 billion annually in oncology pharmaceuticals

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

Operating Challenges and Strategic Responses

The economics of healthcare and the aging American population mean that pressures to increase the effectiveness of care while reducing the cost of delivery will continue. We work with physicians, manufacturers and payers to address these issues. In 2008, we launched Innovent Oncology, a service specifically designed to bring physicians and payers together to provide the highest clinical quality while better managing the total cost of care through evidence-based treatment protocols and patient support services. In 2009, we continue to expand this offering designed to address the fundamental pressures on the cancer care delivery system in America.

We expect that the demand for professional management of physician groups will continue. We recently began packaging key services such as Oncology Pharmaceutical Services (“OPS”), Innovent Oncology, iKnowMed and Research into a targeted physician services offering under which physician practices are able to purchase one or more of these key services. This offering is intended to complement the comprehensive services model (“CSA”) and address the needs of mid-size practices (five to fifteen physicians). It is available as a suite of services customized to each practice’s priorities.

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

We believe declining reimbursement and increasing operating costs have resulted in a trend toward professional management of physician groups. Since our inception, we have worked with local physician groups to enable affiliated practices to offer state of the art care to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, access to clinical trials, laboratory services, diagnostic radiology, pharmacy services and patient education. In addition, we work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, recruiting physicians, providing customized electronic medical records and information systems, and obtaining nationally negotiated supply arrangements. We also assist affiliated groups in strengthening their market position in an increasingly competitive environment through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of our network. We have also developed other tools for physicians such as the Oncology Portal which was just launched during the third quarter. The portal is a web-based cancer care community to provide oncologists and clinicians a platform to collaborate, share best practices and gain industry insight and education.

As of September 30, 2009, we were affiliated with 1,310 physicians operating in 493 locations, including 98 radiation oncology facilities, in 39 states. Our affiliated physicians care for approximately 720,000 patients annually, which we believe is the largest for-profit cancer care network in the United States. We will continue to work with existing affiliated physicians, and seek to enter into new affiliations, to increase the financial strength of network practice and support their clinical initiatives.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

It is that sizable physician and patient population that allows us to realize volume efficiencies for the network and a variety of additional industry customers. We provide oncologists with a broad range of innovative products and services through two economic models: a comprehensive services model, under which we provide all of our practice management products and services under a single contract with one fee typically based on the practice’s financial performance, and our targeted physician services model, under which physicians purchase a narrower suite of services based on the types of services required by the practice. We expect our services will increasingly be offered through targeted arrangements where a subset of our comprehensive services, including supplying oncology pharmaceuticals, disease management, electronic medical records and research can be obtained separately on a fee for service basis. These targeted arrangements are designed to meet the needs of oncology practices that may not be well-suited for a comprehensive management arrangement but still value a narrower scope of our services.

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

During the nine months ended September 30, 2009 and 2008, 80.7% and 80.9% of our revenue, respectively, was derived from CSAs. Under most of our comprehensive service agreements, or CSAs, we are compensated under the earnings model. Under the earnings model, we account for all expenses that we incur in connection with managing a practice, including rent, pharmaceutical expenses and salaries and benefits of non-physician employees of the practices, and are paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. Our other CSAs are on a fixed management fee basis, as required by some states.

Targeted Physician Services

Our services are increasingly being offered through targeted arrangements where a subset of the services offered through our comprehensive management agreements are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 15.5% and 16.1% of our revenue during the nine months ended September 30, 2009 and 2008, respectively, which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses. A smaller portion of our revenue from targeted arrangements was payment for billing,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

collection and reimbursement support service and payment for the other services we provide. Rates for our services typically are based on the level of services desired by the practice.

Forward-Looking Statements and Risk Factors

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) any statements contained herein regarding the prospects for any of our businesses or services and our development activities relating to physician affiliations and cancer centers; (iii) any statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans,” “projects” or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond management’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Such risks and uncertainties include the impact of a recession in the U.S. or global economy, the possibility of healthcare reform in the United States and its impact on cancer care specifically, the Company’s reliance on pharmaceuticals for the majority of its revenues, the Company’s ability to maintain favorable pharmaceutical pricing and favorable relationships with pharmaceutical manufacturers and other vendors, concentration of pharmaceutical purchasing and favorable pricing with a limited number of vendors, prescription drug reimbursement, such as reimbursement for ESAs, and other reimbursement under Medicare (including reimbursement for radiation and diagnostic services), reimbursement for medical services by non-governmental payers and cost-containment efforts by such payers, including whether such payers adopt coverage guidelines regarding ESAs or pharmaceutical reimbursement methodologies that are similar to Medicare coverage, other changes in the manner patient care is reimbursed or administered, continued migration to generic alternatives for branded pharmaceuticals, the impact of increasing unemployment (which may result in a larger population of uninsured and under insured patients), the decisions of employers to increase the financial responsibility of individuals under health insurance programs afforded to their employees, the Company’s ability to service its substantial indebtedness and comply with related covenants in debt agreements, the Company’s ability to fund its operations through operating cash flow or utilization of its credit facility or its ability to obtain additional financing on acceptable terms, the instability of capital and credit markets, including the potential that certain financial institutions may be unable to honor existing financing commitments, the Company’s ability to implement strategic initiatives, the Company’s ability to maintain good relationships with existing practices and expand into new markets and development of existing markets, modifications to, and renegotiation of, existing economic arrangements, the Company’s ability to complete cancer centers and PET facilities currently in development and its ability to recover investments in cancer centers, government regulation, investigation and enforcement, increases in the cost of providing cancer treatment services and the operations of the Company’s affiliated physician practices, and potential impairments that could result from declining market valuations.

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

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Erythropoiesis-stimulating agents (“ESAs”) are drugs used for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive for their cancer. ESAs have historically been used by oncologists to treat anemia. ESAs are administered to increase levels of healthy red blood cells as an alternative to blood transfusions.

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

The FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) for ESAs. A proposed REMS for ESAs was filed by ESA manufacturers with the FDA in August 2008, but is not yet final or publicly available. The REMS is expected to focus on future ESA prescribing guidelines and may require additional patient consent, education requirements, medication guides and physician registration procedures. The length of time required for the FDA to approve the REMS and for manufacturers to implement the new program is uncertain and it presently remains under discussion between the manufacturers and the FDA. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to prescribe ESAs for their patients. The REMS is expected to become effective in late 2009 or early 2010. We believe a possible impact of the REMS could be further reductions in ESA utilization, which could be significant. Because the use of ESAs relates to specific clinical determinations and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and risks related to ESA use.

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Operating income attributable to ESAs administered by our network of affiliated physicians decreased by $0.8 million and $9.0 million during the three and nine months ended September 30, 2009, respectively, from the comparable periods ended September 30, 2008. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under either of these arrangements.

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

On October 30, 2009, CMS announced final changes to policies and payment rates for services to be furnished during 2010 by physicians and nonphysician practitioners who are paid under the Medicare physician fee schedule. Under the statutory formula, the conversion factor for 2010 is estimated to decrease by 21.2% unless Congress again enacts superseding

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

legislation. Congress and the Administration are considering possible actions to prevent that decrease. In addition, CMS projects that changes to policies and payment rates for 2010 would result in a 1% decrease (6% decrease in 2013 under 4-year phase-in) in overall payments to the specialty of hematology/oncology and a 1% decrease (5% decrease in 2013) in overall payments to the specialty of radiation oncology. Under the provisions, if Congress fails to act to avert the scheduled 21.2% cut pursuant to the current Sustainable Growth Rate (“SGR”) formula for setting aggregate Physician Fee Schedule spending, EBITDA would be reduced by approximately $16 million. We expect that Congress, as in previous years, will enact legislation to avert a 21.2% SGR reduction. If such legislation is enacted, we currently estimate the impact to 2010 EBITDA of changes to CMS policies and payment rates will be approximately $1 million to $2 million, reflecting lower reductions to radiation and medical oncology and diagnostic imaging than the proposed changes issued in July which were expected to have between $5 million to $10 million impact to 2010 EBITDA, excluding the SGR cut.

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare policy changes and payment rates that went into effect for services furnished by physicians and nonphysician practitioners as of January 1, 2009. The 2009 Medicare Physician Fee Schedule included a 5% decrease in the conversion factor from the 2008 rates reflecting the discontinuation of a budget neutrality adjustor that had been applied to a portion of the fee schedule calculation for the past two years. This change negatively impacted technical services and increased reimbursement for services with greater physician work components such as Evaluation and Management services. Under this fee schedule, pretax income for the nine months ended September 30, 2009, decreased by approximately $0.5 million compared to the nine months ended September 30, 2008.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVUs” or “Work RVUs”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the “Final Rule”). The Work RVUs changes were implemented in full beginning January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). For the nine months ended September 30, 2009, the Final Rule resulted in an increase in pretax income of $2.1 million over the comparable prior year period for Medicare non-drug reimbursement excluding the 2009 conversion factor change.

Imaging Reimbursement

On April 6, 2009, CMS issued a final NCD to expand coverage for initial testing with positron emission tomography (“PET”) as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis, to include subsequent treatment strategies and expanded usage of PET scans, including at US Oncology affiliated practices, beginning in the second quarter of 2009. In April, 2009, many US Oncology affiliated practices began accepting patients under the expanded coverage. However, a large number of claims have not been paid because CMS had not issued the official change request informing Medicare contractors to alter their claims processing. Due to this claim payment environment, it is premature to estimate the full impact the expanded coverage will have on PET utilization and reimbursement. The change request notification from CMS is expected to take place in the fourth quarter of 2009 and claim reimbursement will be retroactive to April 6, 2009.

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

Impairment of Long-Lived Assets

As of September 30, 2009 and December 31, 2008, our Condensed Consolidated Balance Sheet includes goodwill in the amount of $377.3 million, of which $28.9 million, $191.4 million and $157.0 million was associated with the Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments, respectively.

The Company assesses the recoverability of goodwill on an annual basis or more frequently if events or circumstances indicate the carrying value of goodwill may not be recoverable. In its most recent annual assessment, during the fourth quarter of 2008, the Company estimated that the fair values, on a non-controlling basis, of its Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments exceeded their carrying values by approximately $290.0 million, $44.0 million and $125.0 million, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

A future decline in the operating performance or increase in the capital requirements of the Cancer Center Services segment could result in an impairment of goodwill related to this segment. Goodwill for the Cancer Center Services segment was $191.4 million at September 30, 2009. Factors that could contribute to a decline in operating performance would include, but are not limited to, a reduction in reimbursement for radiation therapy and diagnostic services by third party payers (including governmental and commercial payers), an increase in operating costs such as compensation or utilities, or a reduction in our management fees under comprehensive management agreements. On October 30, 2009, CMS issued changes to policies and payment rates under the 2010 Medicare physician fee schedule. This fee schedule includes reductions in reimbursement for radiation therapy services of approximately 1% in 2010, which increase to 5% in 2013 under the four-year phase-in of the provisions The Company is in the process of evaluating the rule’s estimated impact. Additionally, increasing capital requirements as a result of escalating equipment or financing costs or investments in new technology could negatively impact the segment’s estimated fair value such that an impairment of its goodwill may be deemed to have occurred. We continue to address the negative factors that could result in an impairment of goodwill related to this segment. During the nine months ended September 30, 2009, we implemented certain cost reduction efforts and increased our emphasis on capital management, including working capital and investments in new projects. On April 6, 2009, CMS issued a final NCD to expand coverage for initial testing with PET as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis to include subsequent treatment strategies and is expected to expand usage of PET scans, and favorably impact the results of the Cancer Center Services segment. However, future adverse changes in actual or anticipated operating results, economic factors and/or market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges. Because measuring an impairment charge requires the identification and valuation of intangible assets that have either increased in value or have been created since the goodwill was initially recognized, it is not possible to estimate the impact of the impairment charge that would be recorded if the estimated fair value of the Cancer Center Services segment were to decline below its carrying value. We perform our annual goodwill assessment as of the beginning of the fourth quarter, however if events or circumstances change that we conclude would more likely than not reduce the fair value of our Cancer Center Services segment below its carrying amount, we would perform impairment testing before that date.

Recent Accounting Standards

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot provide assurance that future changes in accounting rules would not require us to make restatements of previously filed financial information. Information regarding new accounting standards is included in Note 11 – Recent Accounting Standards to the unaudited condensed consolidated financial statements.

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

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. At September 30, 2009, the Company’s Senior Secured Revolving Credit Facility required that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. Management believes that EBITDA is useful to investors, since it provides investors with additional information that is not directly available in a GAAP presentation.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Results of Operations

As of September 30, 2009 and 2008, respectively, we have affiliated with the following number of physicians (including those under OPS agreements), by specialty:

	September 30,
	2009	2008
Medical oncologists/hematologists	1,061	1,006
Radiation oncologists	164	159
Other oncologists	85	62

Total physicians	1,310	1,227

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive and OPS agreements:

Comprehensive Service Agreements(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Affiliated physicians, beginning of period	989	951	979	903
Physician practice affiliations	9	6	49	65
Recruited physicians	30	30	46	40
Retiring/Other	(13)	(12)	(51)	(31)
Net conversions to/from OPS agreements	—	—	(8)	(2)

Affiliated physicians, end of period	1,015	975	1,015	975

Oncology Pharmaceutical Services Agreements(2)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Affiliated physicians, beginning of period	247	269	232	296
Physician practice affiliations	56	4	101	27
Physician practice separations	(11)	(7)	(35)	(52)
Retiring/Other (3)	3	(14)	(11)	(21)
Net conversions to/from comprehensive service agreements	—	—	8	2

Affiliated physicians, end of period	295	252	295	252

Affiliated physicians, end of period	1,310	1,227	1,310	1,227

(1)	Operations related to comprehensive service agreements are included in the medical oncology and cancer center services segments.

(2)	Operations related to OPS agreements are included in the pharmaceutical services segment.

(3)	The third quarter of 2009 includes a year-to-date reclassification of 3 physicians who were part of physician practice separations rather than retirements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cancer Centers, beginning of period	79	80	80	77
Cancer Centers opened	2	—	3	4
Cancer Centers closed	—	—	(2)	(1)

Cancer Centers, end of period	81	80	81	80

Radiation oncology-only facilities, end of period	17	12	17	12

Total Radiation Oncology Facilities (1)	98	92	98	92

Linear Accelerators (2)	124	118	124	118

PET Systems (2)	39	36	39	36

CT Scanners (3)	65	62	65	62

(1)	Includes 95 and 86 sites utilizing IMRT and/or IGRT technology at September 30, 2009 and 2008, respectively.

(2)	Includes 29 and 24 PET/CT systems at September 30, 2009 and 2008, respectively.

(3)	Excludes PET/CT systems which are classified as PET systems above.

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive service agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average Per Operating Day Statistics:
Medical oncology visits	11,220	10,712	11,225	10,708
Radiation treatments	2,779	2,697	2,745	2,720
Targeted treatments (included in radiation treatments) (1)	761	696	756	680
PET scans	225	206	223	203
CT scans	846	785	840	775

(1)	Includes IMRT, IGRT, mammosite, brachytherapy and stereotactic radiosurgery treatments.

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

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Three Months Ended September 30,				Three Months Ended September 30,
	2009		2008		2009		2008
Product revenue	$608,035	67.5%	$556,359	67.7%	$608,035	67.5%	$556,359	67.7%
Service revenue	293,419	32.5	265,377	32.3	293,419	32.5	265,377	32.3

Total revenue	901,454	100.0	821,736	100.0	901,454	100.0	821,736	100.0
Cost of products	596,208	66.1	537,029	65.4	596,208	66.1	537,029	65.4
Cost of services:
Operating compensation and benefits	140,321	15.6	131,158	16.0	140,321	15.6	131,158	16.0
Other operating costs	84,824	9.4	81,310	9.9	84,824	9.4	81,310	9.9
Depreciation and amortization	19,090	2.1	17,898	2.1	19,090	2.1	17,898	2.1

Total cost of services	244,235	27.1	230,366	28.0	244,235	27.1	230,366	28.0

Total cost of products and services	840,443	93.2	767,395	93.4	840,443	93.2	767,395	93.4
General and administrative expense	18,913	2.1	18,216	2.2	18,792	2.1	18,078	2.2
Impairment and restructuring charges	4,117	0.5	271	—	4,117	0.5	271	—
Depreciation and amortization	7,700	0.8	7,684	1.0	7,700	0.8	7,684	1.0

Total costs and expenses	871,173	96.6	793,566	96.6	871,052	96.6	793,428	96.6

Income from operations	30,281	3.4	28,170	3.4	30,402	3.4	28,308	3.4

Other expense:
Interest expense, net	(37,627)	(4.2)	(33,132)	(4.0)	(28,016)	(3.1)	(22,679)	(2.7)
Loss on early extinguishment of debt	(3,672)	(0.4)	—	—	(3,672)	(0.4)	—	—
Other income (expense)	(7,596)	(0.8)	(4,186)	(0.5)	—	0.0	—	—

Income (loss) before income taxes	(18,614)	(2.0)	(9,148)	(1.1)	(1,286)	(0.1)	5,629	0.7
Income tax benefit (provision)	(764)	(0.1)	4,110	0.5	1,332	0.1	(1,039)	(0.1)

Net income (loss)	(19,378)	(2.1)	(5,038)	(0.6)	46	—	4,590	0.6
Less: Net income attributable to noncontrolling interests	(912)	(0.1)	(715)	(0.1)	(912)	(0.1)	(715)	(0.1)

Net income (loss) attributable to the Company	$(20,290)	(2.2)%	$(5,753)	(0.7)%	$(866)	(0.1)%	$3,875	0.5%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Product revenue	$1,765,687	67.2%	$1,656,670	67.3%	$1,765,687	67.2%	$1,656,670	67.3%
Service revenue	859,975	32.8	804,848	32.7	859,975	32.8	804,848	32.7

Total revenue	2,625,662	100.0	2,461,518	100.0	2,625,662	100.0	2,461,518	100.0
Cost of products	1,730,012	65.9	1,610,641	65.4	1,730,012	65.9	1,610,641	65.4
Cost of services:
Operating compensation and benefits	416,107	15.8	391,432	15.9	416,107	15.8	391,432	15.9
Other operating costs	248,168	9.5	237,544	9.7	248,168	9.5	237,544	9.7
Depreciation and amortization	54,590	2.1	55,252	2.2	54,590	2.1	55,252	2.2

Total cost of services	718,865	27.4	684,228	27.8	718,865	27.4	684,228	27.8

Total cost of products and services	2,448,877	93.3	2,294,869	93.2	2,448,877	93.3	2,294,869	93.2
General and administrative expense	53,374	2.0	59,543	2.4	53,179	2.0	59,306	2.4
Impairment and restructuring charges	5,907	0.2	382,041	15.5	5,907	0.2	382,041	15.5
Depreciation and amortization	22,470	0.9	21,967	1.0	22,470	0.9	21,967	1.0

Total costs and expenses	2,530,628	96.4	2,758,420	112.1	2,530,433	96.4	2,758,183	112.1

Income (loss) from operations	95,034	3.6	(296,902)	(12.1)	95,229	3.6	(296,665)	(12.1)

Other expense:
Interest expense, net	(102,820)	(3.9)	(101,810)	(4.1)	(73,122)	(2.8)	(69,313)	(2.8)
Loss on early extinguishment of debt	(26,025)	(1.0)	—	—	(26,025)	(1.0)	—	—
Other income (expense)	(9,975)	(0.4)	(4,528)	(0.2)	37	0.1	1,370	0.1

Income (loss) before income taxes	(43,786)	(1.7)	(403,240)	(16.4)	(3,881)	(0.1)	(364,608)	(14.8)
Income tax benefit (provision)	3,260	0.1	9,688	0.4	(948)	—	(3,905)	(0.2)

Net income (loss)	(40,526)	(1.6)	(393,552)	(16.0)	(4,829)	(0.1)	(368,513)	(15.0)
Less: Net income attributable to noncontrolling interests	(2,615)	(0.1)	(2,447)	(0.1)	(2,615)	(0.1)	(2,447)	(0.1)

Net income (loss) attributable to the Company	$(43,141)	(1.7)%	$(395,999)	(16.1)%	$(7,444)	(0.2)%	$(370,960)	(15.1)%

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of incremental interest expense associated with its floating rate notes, changes in the fair value of Holdings’ interest rate swap and nominal administrative expenses, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs (which includes interest and general and administrative expense) we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs incurred by Holdings.

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

Revenue

The following tables reflect our revenue by segment for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Medical oncology services	$610,349	$557,402	9.5%	$1,797,837	$1,669,501	7.7%
Cancer center services	99,457	91,996	8.1	288,917	274,321	5.3
Pharmaceutical services	645,465	633,960	1.8	1,847,229	1,881,833	(1.8)
Research and other services	17,087	14,544	17.5	54,780	42,182	29.9
Eliminations (1)	(470,904)	(476,166)	1.1	(1,363,101)	(1,406,319)	3.1

Total revenue	$901,454	$821,736	9.7%	$2,625,662	$2,461,518	6.7%

As a percentage of total revenue:

Medical oncology services	67.7%	67.8%		68.5%	67.8%
Cancer center services	11.0	11.2		11.0	11.1
Pharmaceutical services	71.6	77.1		70.4	76.5
Research and other services	1.9	1.8		2.1	1.7
Eliminations (1)	(52.2)	(57.9)		(52.0)	(57.1)

Total revenue	100.0%	100.0%		100.0%	100.0%

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (Pharmaceutical Services segment) to our affiliated practices (Medical Oncology segment).

Medical Oncology Services. For the three months ended September 30, 2009, medical oncology services revenue increased $52.9 million, or 9.5 percent, from the three months ended September 30, 2008. The revenue increase reflects higher medical oncology visits due primarily to physician additions, increased productivity and an increase in other services. Revenue growth was partially offset by lower utilization of ESA drugs by affiliated physicians.

Medical oncology services revenue for the nine months ended September 30, 2009 increased $128.3 million, or 7.7 percent, from the nine months ended September 30, 2008 also resulting from higher medical oncology visits due primarily to physician additions, increased productivity and an increase in other services partially offset by lower utilization of ESA drugs.

Cancer Center Services. Cancer Center Services revenue for the three months ended September 30, 2009 was $99.5 million, an increase of $7.5 million, or 8.1 percent from the three months ended September 30, 2008. The increase reflects higher radiation treatment and diagnostic scan volumes due primarily to additional radiation oncologists affiliated under comprehensive service agreements, a continued shift toward advanced targeted radiation therapies that are reimbursed at higher rates and additional investments in diagnostic and radiation equipment.

For the nine months ended September 30, 2009, cancer center services revenue increased $14.6 million, or 5.3 percent over the same period of 2008. Similar to the quarterly comparison above, the increase reflects an 8.7 percent increase in diagnostic scans as well as a shift towards more technologically advanced radiation therapies which increased by 11.2 percent compared to 2008.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Pharmaceutical Services. Pharmaceutical Services revenue during the three months ended September 30, 2009 was $645.5 million, an increase of $11.5 million, or 1.8 percent, from the three months ended September 30, 2008. The revenue increase is primarily due to an increase in the number of physicians affiliated under OPS agreements from the prior year.

During the nine months ended September 30, 2009, pharmaceutical services revenue was $1,847.2 million, a decrease of $34.6 million from the comparable 2008 period due to a reduction in the average number of physicians during the year-to-date period reflecting credit risk management earlier in the year as well as lower ESA drug volumes.

Operating Costs

Operating costs including depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2009	2008		2009	2008
Cost of products	$596,208	$537,029	11.0%	$1,730,012	$1,610,641	7.4%
Cost of services:
Operating compensation and benefits	140,321	131,158	7.0	416,107	391,432	6.3
Other operating costs	84,824	81,310	4.3	248,168	237,544	4.5
Depreciation and amortization	19,090	17,898	6.7	54,590	55,252	(1.2)

Total cost of services	244,235	230,366	6.0	718,865	684,228	5.1

Total cost of products and services	$840,443	$767,395	9.5%	$2,448,877	$2,294,869	6.7%

As a percentage of revenue:

Cost of products	66.1%	65.4%		65.9%	65.4%
Cost of services:
Operating compensation and benefits	15.6	16.0		15.8	15.9
Other operating costs	9.4	9.9		9.5	9.7
Depreciation and amortization	2.1	2.1		2.1	2.2

Total cost of services	27.1	28.0		27.4	27.8

Total cost of products and services	93.2%	93.4%		93.3%	93.2%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our Medical Oncology Services segment and sold to practices affiliated under the OPS model in our Pharmaceutical Services segment. Product costs increased 11.0% and 7.4% over the three month and nine month periods ended September 30, 2008, which is consistent with the revenue growth associated with pharmaceutical use from the corresponding period. As a percentage of revenue, cost of products was 66.1% and 65.4% in the three months ended September 30, 2009 and 2008, respectively, and 65.9% and 65.4% in the nine months ended September 30, 2009 and 2008, respectively.

We continue to experience a shift of certain branded single source drugs to generic status. For each newly generic drug, earnings typically temporarily increase because drug cost declines significantly, while reimbursement remains at the branded price for a period of months. However, after reimbursement adjusts, earnings with respect to a generic drug are typically significantly lower than the earnings from a branded pharmaceutical.

Cost of Services. Cost of services includes compensation and benefits related to our operations, including non-physician employees of our affiliated practices. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 27.1% and 28.0% in the three months ended September 30, 2009 and 2008, respectively, and 27.4% and 27.8% during the nine months ended September 30, 2009 and 2008, respectively.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2009	2008			2009	2008
General and administrative expense	$18,792	$18,078	3.9%		$53,179	$59,306	(10.3)%
Impairment and restructuring charges	4,117	271	nm	(1)	5,907	382,041	nm	(1)
Depreciation and amortization	7,700	7,684	0.2		22,470	21,967	2.3
Interest expense, net	28,016	22,679	23.5		73,122	69,313	5.5
Loss on early extinguishment of debt	3,672	—	nm	(1)	26,025	—	nm	(1)
Other (income) expense	—	—	nm	(1)	(37)	(1,370)	nm	(1)

As a percentage of revenue:

General and administrative expense	2.1%	2.2%			2.0%	2.4%
Impairment and restructuring charges	0.5	—			0.2	15.5
Depreciation and amortization	0.8	1.0			0.9	1.0
Interest expense, net	3.1	2.7			2.8	2.8
Loss on early extinguishment of debt	0.4	—			1.0	—
Other (income) expense	—	—			(0.1)	0.1

(1)	Not meaningful

General and Administrative. General and administrative expense was $18.8 million for the three months ended September 30, 2009 and $18.1 million for the same period in 2008. During the nine months ended September 30, 2009 and 2008, general and administrative expense was $53.2 million and $59.3 million, respectively. General and administrative expense during the three months ended September 30, 2009 was $0.7 million higher than the three months ended September 30, 2008 due primarily to consulting fees related to accelerating the Company’s growth strategies. These fees were partially offset by continued focus on cost management efforts which were implemented earlier in the year. General and administrative expense during the nine months ended September 30, 2009 was $6.1 million lower than the comparable prior year period due to the continued management of controllable costs, primarily in areas such as personnel expenses and professional fees which were partially offset by higher consulting fees for accelerating the Company’s growth strategies and increased incentives earned on business development.

Impairment and Restructuring Charges. Impairment and restructuring charges recognized during the three months and nine months ended September 30, 2009 and 2008 consisted of the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Goodwill	$—	$—	$—	$380,000
Severance costs	4,117	271	5,731	1,933
Service agreements, net	—	—	150	—
Other, net	—	—	26	108

Total	$4,117	$271	$5,907	$382,041

During the three months and nine months ended September 30, 2009, the Company recorded $4.1 million and $5.7 million, respectively, of severance charges primarily related to certain corporate personnel in connection with efforts to further reduce costs. These charges will be paid through the fourth quarter of 2011. During the three months ended September 30, 2009, the charge of $4.1 million primarily related to benefits payable as a result of the retirement of its Executive Chairman in the third quarter of 2009. In addition, during the nine months ended September 30, 2009, an unamortized service agreement intangible was impaired for $0.2 million related to a practice that converted from a comprehensive services model to a targeted physician services relationship.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

During the nine months ended September 30, 2008, the Company recorded an impairment of its goodwill related to the Medical Oncology segment of $380.0 million. Also during the period, charges of $1.9 million were recognized primarily related to employee severance for which payment was made in the fourth quarter of 2008.

Depreciation and Amortization. For the three months ended September 30, 2009, depreciation and amortization expense remained consistent with the three months ended September 30, 2008. Depreciation and amortization expense increased $0.5 million for the nine months ended September 30, 2009 over the comparable 2008 period.

Interest. Interest expense, net, was $28.0 million and $22.7 million for the three month period ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, interest expense was $73.1 million and $69.3 million, respectively. These increases are due to incremental interest on the $775.0 million 9.125% Senior Secured Notes issued in June 2009. The impact of the incremental interest was partially offset by lower market interest rates on our variable rate senior secured credit facility during the first half of the year as well as a reduction of indebtedness due to a $29.4 million repayment as a result of the excess cash flow sweep provision of that facility paid in April, 2008.

Loss on Early Extinguishment of Debt. In connection with replacing the revolving credit facility in August 2009, and refinancing of the $436.7 million senior secured term loan facility and the $300 million 9.0% senior notes in June 2009 and we recognized a $3.7 million and $26.0 million extinguishment loss during the three months and nine months ended September 30, 2009. These losses primarily relate to payment of a call premium and call period interest on the senior notes, the write off of unamortized issuance costs related to the retired debt and certain transaction costs.

Income Taxes. The effective tax rate for US Oncology, Inc. was a tax benefit of 60.6% for the three months ended September 30, 2009 compared to a tax provision of 21.1% for the three months ended September 30, 2008. For the three months ended September 30, 2009, the effective tax rate was greater than the statutory rate primarily due to adjustment of deferred state tax balances based on the Company’s analysis of state jurisdictional filings. For the three months ended September 30, 2008, the effective tax rate was less than the statutory rate due to the tax benefit of losses in certain jurisdictions.

The effective tax rate for US Oncology, Inc. was a tax provision of 14.6% and 1.1% for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, US Oncology had a tax provision of $0.9 million, despite reporting a loss before income taxes of $6.5 million, due to the impact of non-deductible expenses and certain state income taxes. For the nine months ended September 30, 2008, the effective tax rate was less than the statutory rate as the period included a non-deductible goodwill impairment charge in the amount of $380.0 million of which $376.0 million was not deductible for tax purposes. Accordingly, no tax benefit was associated with a significant portion of the goodwill impairment.

Net Income (Loss). Net loss for the three months ended September 30, 2009 was $0.9 million, compared to net income of $3.9 million for the three months ended September 30, 2008. Net loss for the nine months ended September 30, 2009 was $7.4 million, compared to net loss of $371.0 million for the nine months ended September 30, 2008.

Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2009	2008		2009	2008
General and administrative expense	$121	$138	(12.3)%	$195	$237	(17.7)%
Interest expense, net	9,611	10,453	(8.1)	29,698	32,497	(8.6)
Other expense	7,596	4,186	81.5	10,012	5,898	69.8

(1)	Not meaningful

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $121 thousand and $138 thousand during the three months ended September 30, 2009 and 2008, respectively, and $195 thousand and $237 thousand during the nine months ended September 30, 2009 and 2008, respectively. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its indebtedness (the “Holdings Notes”).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. Incremental interest expense was approximately $9.6 million and $10.5 million during the three months ended September 30, 2009 and 2008, respectively, and $29.7 million and $32.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest expense when comparing the three months and nine months ended September 30, 2009 to the same periods in 2008 reflects the lower market LIBOR rates which are the basis for variable interest due on the Holdings Notes. The benefit of lower market interest rates was partially offset by increasing indebtedness as the Company elected to settle interest on the Holdings Notes in kind.

Other Income (Expense). During the three months ended September 30, 2009 and 2008, Holdings recognized an unrealized loss of $7.6 million and $4.2 million, respectively, related to its interest rate swap. For the nine months ended September 30, 2009 and 2008, Holdings recognized an unrealized loss of $10.0 million and $5.9 million, respectively. Because the interest rate swap is not accounted for as a cash flow hedge, changes in fair value attributable to the instrument are reported currently in earnings.

Income Taxes. The effective tax rate for US Oncology Holdings, Inc. was a provision of 3.9% for the three months ended September 30, 2009 compared to a benefit of 41.7% for the three months ended September 30, 2008. For the three months ended September 30, 2009, the effective tax rate was less than the Federal statutory rate because the benefit associated with losses before income taxes was partially offset by the impact of non-deductible expenses, certain state income taxes whose determination does not consider deductions allowed in the determination of Federal taxable income and a valuation allowance established on the net deferred tax assets of US Oncology Holdings, Inc.

For the nine months ended September 30, 2009 and 2008, the effective tax rate for US Oncology Holdings, Inc. was a tax benefit of 7.0% and 2.4%, respectively. For the nine months ended September 30, 2009, the effective tax rate was less than the Federal statutory rate for reasons similar to the three month period ended September 30, 2009 discussed above. For the nine months ended September 30, 2008, the effective tax rate was less than the Federal statutory rate as the period included a non-deductible goodwill impairment charge in the amount of $380.0 million of which $376.0 million was not deductible for tax purposes. Accordingly, no tax benefit was associated with a significant portion of the goodwill impairment.

Net Income (Loss). Holdings’ incremental net loss for the three months ended September 30, 2009 and 2008, was $19.4 million and $9.6 million, respectively. For the nine months ended September 30, 2009 and 2008, Holding’s incremental net loss was $35.7 million and $25.0 million, respectively.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of September 30, 2009 (in thousands).

	Holdings	US Oncology
Current assets	$734,443	$710,649
Current liabilities	530,839	512,280

Net working capital	$203,604	$198,369

Long-term indebtedness	$1,569,598	$1,075,644

The principal difference between the net working capital of Holdings and US Oncology relates to higher income taxes payable reported by US Oncology, Inc., which is included in the US Oncology Holdings, Inc. consolidated group for federal income tax reporting purposes offset by current accruals on the Holdings interest rate swap obligation. For purposes of its separate financial statements, US Oncology’s provision for income taxes has been computed on the basis that it filed a separate federal income tax return together with its subsidiaries.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The following table summarizes the statement of cash flows of Holdings and US Oncology for the nine months ended September 30, 2009 (in thousands):

	Holdings	US Oncology
Net cash provided by operating activities	$125,341	$136,031
Net cash used in investing activities	(75,370)	(75,370)
Net cash used in financing activities	(21,538)	(32,602)

Net increase in cash and equivalents	28,433	28,059
Cash and equivalents:
December 31, 2008	104,477	104,476

September 30, 2009	$132,910	$132,535

Cash Flows from Operating Activities

During the nine months ended September 30, 2009, we generated $125.3 million in cash flow from operations compared to $64.3 million generated during the nine months ended September 30, 2008. The increase in operating cash flow in 2009 was primarily due to increased receivable collections on revenue growth and lower receivable days outstanding, the receipt of an $8.9 million income tax refund, and lower cash interest paid in the current year due to settling all interest due in kind on the Holdings notes and lower LIBOR rates applied to the variable rate loans that were outstanding under the Senior Secured Credit Facility in the first half of the year.

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $10.7 million for the nine months ended September 30, 2009. The difference primarily relates to dividends paid by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes and interest rate swap. The dividends are considered to be financing transactions by US Oncology as they represent distributions paid to its parent company, which were ultimately used to settle operating costs of Holdings.

Cash Flows from Investing Activities

During the nine months ended September 30, 2009, we used $75.4 million for investing activities. Cash flow for investing activities relate primarily to $66.7 million in capital expenditures, including $50.5 million relating to the development and construction of cancer centers and $16.2 million for maintenance capital expenditures. Compared to the nine months ended September 30, 2008, capital expenditures increased $6.7 million due to increased investments in new cancer centers.

During the nine months ended September 30, 2008, we used $99.5 million for investing activities. The investments consisted primarily of $60.0 million in capital expenditures, including $38.9 million relating to the development and construction of cancer centers and $20.6 million for maintenance capital expenditures. Also during the nine months ended September 30, 2008, we funded $41.2 million of cash consideration (as well as $32.8 million of notes issued) to affiliating physicians.

Cash Flows from Financing Activities

During the nine months ended September 30, 2009, $21.5 million was used in financing activities which relates primarily to the $775.0 million offering of 9.125% Senior Secured Notes completed in June 2009 and the refinancing of the Senior Secured Revolving Credit Facility in August 2009. Proceeds from the Senior Secured Notes offering along with cash on hand were used to repay the $436.7 million senior secured term loan facility maturing in 2010 and 2011 and the $300 million 9.0% senior notes due 2012. Cash flow used by US Oncology for financing activities also includes distributions totaling $11.1 million to its parent company to finance the payment of interest on the Holdings Notes and to settle amounts due under its interest rate swap agreement.

During the nine months ended September 30, 2008, $14.5 million was used in financing activities which relates primarily to repayments made on the senior secured credit facility, including a payment of $29.4 million due under the “excess cash flow” provision of the senior secured credit facility which was paid in April, 2008. This was partially offset by $20.0 million in proceeds drawn under the revolving credit facility during the three months ended September 30, 2008, to confirm the availability of funds in a period of market instability. The revolver borrowing was repaid in October, 2008.

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

We believe EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA as a key indicator to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our Senior Secured Revolving Credit Facility requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of September 30, 2009, our Senior Secured Revolving Credit Facility required that we maintain a leverage ratio (indebtedness divided by EBITDA, as defined by the Credit Agreement) of no more than 7.00:1.

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

The following table reconciles net income (loss) as shown in the Company’s unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to EBITDA, and reconciles EBITDA to net cash provided by operating activities as shown in the Company’s unaudited Condensed Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(19,378)	$(5,038)	$46	$4,590
Interest expense, net	37,627	33,132	28,016	22,679
Income tax (benefit) provision	764	(4,110)	(1,332)	1,039
Depreciation and amortization	26,790	25,581	26,790	25,581
Amortization of stock compensation	735	649	735	649
Other (income) expense	7,596	4,186	—	—

EBITDA	54,134	54,400	54,255	54,538

Impairment and restructuring charges	4,117	271	4,117	271
Loss on early extinguishment of debt	3,672	—	3,672	—
Changes in assets and liabilities	32,319	822	28,833	6,431
Deferred income taxes	—	(4,386)	(1,717)	(2,431)
Interest expense, net	(37,627)	(33,132)	(28,016)	(22,680)
Income tax benefit (provision)	(764)	4,110	1,332	(1,039)

Net cash provided by operating activities	$55,851	$22,085	$62,476	$35,090

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(40,526)	$(393,552)	$(4,829)	$(368,513)
Interest expense, net	102,820	101,810	73,122	69,313
Income tax (benefit) provision	(3,260)	(9,688)	948	3,905
Depreciation and amortization	77,060	77,218	77,060	77,218
Amortization of stock compensation	1,571	1,769	1,571	1,769
Other (income) expense	9,975	4,528	(37)	(1,370)

EBITDA	147,640	(217,915)	147,835	(217,678)

Impairment and restructuring charges	5,907	382,041	5,907	382,041
Loss on early extinguishment of debt	26,025	—	26,025	—
Changes in assets and liabilities	51,363	3,078	29,995	(9,383)
Deferred income taxes	(6,034)	(10,756)	339	(4,447)
Interest expense, net	(102,820)	(101,810)	(73,122)	(69,313)
Income tax benefit (provision)	3,260	9,688	(948)	(3,905)

Net cash provided by operating activities	$125,341	$64,326	$136,031	$77,315

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

Following is the EBITDA for our operating segments for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$450,202	$—	$628,737	$—	$—	$(470,904)	$608,035
Service revenues	160,147	99,457	16,728	17,087	—	—	293,419

Total revenues	610,349	99,457	645,465	17,087	—	(470,904)	901,454
Operating expenses	(591,204)	(74,739)	(620,503)	(17,060)	(34,333)	470,904	(866,935)
Impairment and restructuring charges	1	—	—	—	(4,118)	—	(4,117)
Loss on early extinguishment of debt	—	—	—	—	(3,672)	—	(3,672)

Income (loss) from operations	19,146	24,718	24,962	27	(42,123)	—	26,730

Add back:
Depreciation and amortization	—	10,695	392	64	15,639	—	26,790
Amortization of stock-based compensation	—	—	—	—	735	—	735

EBITDA	$19,146	$35,413	$25,354	$91	$(25,749)	$—	$54,255

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(121)	$—	$(121)

EBITDA	$19,146	$35,413	$25,354	$91	$(25,870)	$—	$54,134

	Three Months Ended September 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$413,596	$—	$618,929	$—	$—	$(476,166)	$556,359
Service revenues	143,806	91,996	15,031	14,544	—	—	265,377

Total revenues	557,402	91,996	633,960	14,544	—	(476,166)	821,736
Operating expenses	(540,452)	(70,399)	(609,476)	(15,887)	(33,109)	476,166	(793,157)
Impairment and restructuring charges	—	—	—	—	(271)	—	(271)

Income (loss) from operations	16,950	21,597	24,484	(1,343)	(33,380)	—	28,308

Add back:
Depreciation and amortization	—	9,496	971	84	15,030	—	25,581
Amortization of stock-based compensation	—	—	—	—	649	—	649

EBITDA	$16,950	$31,093	$25,455	$(1,259)	$(17,701)	$—	$54,538

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(138)	$—	$(138)

EBITDA	$16,950	$31,093	$25,455	$(1,259)	$(17,839)	$—	$54,400

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

	Nine Months Ended September 30, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$1,329,256	$—	$1,799,532	$—	$—	$(1,363,101)	$1,765,687
Service revenues	468,581	288,917	47,697	54,780	—	—	859,975

Total revenues	1,797,837	288,917	1,847,229	54,780	—	(1,363,101)	2,625,662
Operating expenses	(1,744,915)	(217,359)	(1,775,689)	(51,075)	(98,589)	1,363,101	(2,524,526)
Impairment and restructuring charges	(176)	—	—	—	(5,731)	—	(5,907)
Loss on early extinguishment of debt	—	—	—	—	(26,025)	—	(26,025)

Income (loss) from operations	52,746	71,558	71,540	3,705	(130,345)	—	69,204

Add back:
Depreciation and amortization	—	29,711	1,566	210	45,573	—	77,060
Amortization of stock-based compensation	—	—	—	—	1,571	—	1,571

EBITDA	$52,746	$101,269	$73,106	$3,915	$(83,201)	$—	$147,835

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(195)	$—	$(195)

EBITDA	$52,746	$101,269	$73,106	$3,915	$(83,396)	$—	$147,640

	Nine Months Ended September 30, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$1,226,411	$—	$1,836,578	$—	$—	$(1,406,319)	$1,656,670
Service revenues	443,090	274,321	45,255	42,182	—	—	804,848

Total revenues	1,669,501	274,321	1,881,833	42,182	—	(1,406,319)	2,461,518
Operating expenses	(1,613,198)	(208,746)	(1,810,905)	(45,415)	(104,197)	1,406,319	(2,376,142)
Impairment and restructuring charges	(380,038)	(150)	—	—	(1,853)	—	(382,041)

Income (loss) from operations	(323,735)	65,425	70,928	(3,233)	(106,050)	—	(296,665)

Add back:
Depreciation and amortization	—	28,444	3,609	275	44,890	—	77,218
Amortization of stock-based compensation	—	—	—	—	1,769	—	1,769

EBITDA	$(323,735)	$93,869	$74,537	$(2,958)	$(59,391)	$—	$(217,678)

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(237)	$—	$(237)

EBITDA	$(323,735)	$93,869	$74,537	$(2,958)	$(59,628)	$—	$(217,915)

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

Medical Oncology Services. Medical Oncology Services EBITDA for the three months ended September 30, 2009 increased $2.2 million compared to the three months ended September 30, 2008 primarily due to earnings associated with revenue growth and margin increases in the current period from the conversion of a particular chemotherapy drug to generic status. We continue to experience a shift toward generic alternatives for certain oncology pharmaceuticals. We expect that this trend toward greater use of generic oncology drugs will continue for the foreseeable future (see “Results of Operations – Cost of Products”).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

EBITDA for the nine months ended September 30, 2009 increased $376.5 million, or 116.3 percent, compared to the nine months ended September 30, 2008 due to the goodwill impairment charge recorded in the prior year period. Excluding the goodwill impairment charge, EBITDA for the nine months ended September 30, 2009 decreased from the prior year due to lower drug margins including the impact of reduced utilization of ESA drugs partially offset by higher medical oncology visits primarily due to physician additions.

Cancer Center Services. Cancer Center Services EBITDA for the three months ended September 30, 2009 was $35.4 million compared to $31.1 million for the three months ended September 30, 2008 and EBITDA for the nine months ended September 30, 2009 was $101.3 million compared to $93.9 million for the nine months ended September 30, 2008. These increases reflect higher radiation treatment and diagnostic scan volumes due primarily to additional radiation oncologists affiliated under comprehensive service agreements and additional investments in diagnostic and radiation equipment. In addition, we continue to experience a shift toward advanced targeted radiation therapies. Targeted therapies (such as intensity-modulated radiation therapy (“IMRT”), image guided radiation therapy (“IGRT”), mammosite and brachytherapy) enhance patient care by providing more intense radiation treatment to the tumor site while reducing damage to the surrounding healthy tissue. These treatment modalities generally have fewer sessions throughout the course of treatment than conventional radiation but are reimbursed at higher rates. For example, due to improved screening and awareness, breast cancer is increasingly diagnosed in the early stages and a segment of those patients may be treated on an accelerated schedule with mammosite radiation therapy, which uses an internally implanted radiation source rather than an external beam. Mammosite radiation therapy typically requires about one third of treatment sessions necessary under conventional radiation therapy but has approximately the same total reimbursement.

Pharmaceutical Services. Pharmaceutical Services EBITDA was $25.4 million for the three months ended September 30, 2009, and $25.5 million for the three months ended September 30, 2008, as the impact of increased EBITDA from our Healthcare Informatics and AccessMed services was offset by reduced margins on fees under OPS agreements. EBITDA was $73.1 million for the nine months ended September 30, 2009, a decrease of $1.4 million from the nine months ended September 30, 2008 due to reduced utilization of ESA drugs, partially offset by increased EBITDA from our Healthcare Informatics and AccessMed services.

Research and Other. During the three months ended September 30, 2009, EBITDA from research and other services was $0.1 million, an increase of $1.4 million from the three months ended September 30, 2008, and EBITDA was $3.9 million for the nine months ended September 30, 2009, an increase of $6.9 million from the nine months ended September 30, 2008. The EBITDA increase as compared to the three months and nine months ended September 30, 2008, was primarily due to an increase in blood and marrow transplant cases at some of our CSA physicians’ practices and reduced accruals for amounts payable to physicians for research activities under new incentive programs. The new incentives reflect our strategy to expand the existing research network, launch a contract research organization, and create aligned incentives with participating physicians that encourage long-term value creation. Because the new incentives focus on long-term growth, accruals for amounts due to researchers for activities during the three months and nine months ended September 30, 2009 is lower than in the prior year. These increases are partially offset by higher start up costs for new service offerings such as Innovent Oncology.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

For all of 2009, we anticipate spending $75 to $85 million for the development of cancer centers, purchases of clinical equipment, investments in information systems and other capital expenditures. While the Company has traditionally focused on disciplined use of its capital, we expect to reduce our historic levels of capital investment as a mechanism to preserve cash given the current instability in the general economy and financial markets.

As of November 4, 2009, we had cash and cash equivalents of approximately $160 million and $89.6 million available under our $120.0 million Senior Secured Revolving Credit Facility (which had been reduced by outstanding letters of credit, totaling $30.4 million). This entire amount is available to be drawn without violating leverage ratio requirements under financial covenants of the Senior Secured Revolving Credit Facility. In the event that cash on hand, combined with amounts available under the Senior Secured Revolving Credit Facility, are insufficient to fund our anticipated working capital requirements, we may be required to obtain additional financing. Recently, due to instability in the credit markets, a number of financial institutions have failed or announced plans to merge with other institutions. The credit markets have not yet stabilized and continued weakness in the financial sector may create the potential risk of additional failures and consolidation, which may negatively impact the ability of institutions that participate in our Senior Secured Revolving Credit Facility to satisfy their financial commitments to us. We continue to monitor the creditworthiness of financial institutions that participate in our credit facility and will periodically test the availability of funds through short-term advances under the facility. However, there is no assurance that all such lenders will fund future borrowing requests for amounts currently available under our Senior Secured Revolving Credit Facility in accordance with the terms of the facility. In the event we require additional capital and are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to the Company on terms that the Company considers acceptable.

We expect to fund our current capital needs with (i) cash flow generated from operations, (ii) borrowings under the Senior Secured Revolving Credit Facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital plans could be adversely impacted by poor operating performance which would result in reduced cash flow from operations. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our Senior Secured Revolving Credit Facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance.

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

Indebtedness

We have a significant amount of indebtedness. As of September 30, 2009 we had aggregate indebtedness of approximately $1,580.9 million. Of this amount, $1,086.9 million (including current maturities of $11.3 million) represents obligations of US Oncology, Inc., and $494.0 million represents an obligation of Holdings.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

As of September 30, 2009 and December 31, 2008, the Company’s long-term indebtedness consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
US Oncology, Inc.
9.125% Senior Secured Notes, due 2017	$759,331	$—
Senior Secured Credit Facility	—	436,666
9.0% Senior Notes, due 2012	—	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	27,891	34,956
Mortgage, capital lease obligations and other	21,732	22,188

	1,086,954	1,071,810
Less current maturities	(11,310)	(10,677)

	1,075,644	1,061,133

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	493,954	456,751

	$1,569,598	$1,517,884

On June 18, 2009, US Oncology, Inc. issued $775.0 million aggregate principal amount of senior secured notes maturing August 15, 2017 (the “Senior Secured Notes”) in a private offering to institutional investors. Interest on these notes accrues at a fixed rate of 9.125% per annum and are payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2009. As of September 30, 2009, the net carrying value of the Senior Secured Notes was $759.3 million, which reflects their $775.0 million face value, net of unamortized original issue discount in the amount of $15.7 million.

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

We incurred approximately $17.2 million in transaction expenses related to the Senior Secured Notes offering which are included as Other Assets in our balance sheet at September 30, 2009. In connection with retiring the Senior Secured Term Loan facility and 9.0% Senior Notes, we recognized a $22.4 million loss on early extinguishment of debt primarily related to payment of a 2.25 percent call premium and call period interest on the 9.0% Senior Notes and the write off of unamortized issuance costs related to the retired Senior Notes and Senior Secured Term Loan facility.

On August 26, 2009 and in connection with the refinancing of the Senior Secured Term Loan facility and the 9% Senior Notes, we entered into a credit agreement (the “Credit Agreement”) for a $120.0 million Senior Secured Revolving Credit Facility, including a letter of credit sub-facility and a swingline loan sub-facility, which matures on August 31, 2012. At September 30, 2009, availability had been reduced by outstanding letters of credit amounting to $30.4 million and $89.6 million was available for borrowing. At September 30, 2009, no amounts had been borrowed under the Senior Secured Revolving Credit Facility.

We incurred approximately $4.0 million in transaction expenses related to the Senior Secured Revolving Credit Facility which are included as Other Assets in our balance sheet at September 30, 2009. In connection with terminating the previous revolving credit facility, we recognized a $3.7 million loss on early extinguishment of debt primarily related to the write off of unamortized debt issuance costs and transaction costs associated with terminating the previous credit agreement.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

The Senior Secured Revolving Credit Facility, the Senior Secured Notes and the Senior Subordinated Notes due 2014 contain affirmative and negative covenants including the maintenance of certain financial ratios, restrictions on sales, leases or other dispositions of property, restrictions on other indebtedness, prohibitions on the payment of dividends and other customary restrictions. Events of default under the Senior Secured Notes and the unsecured notes include cross-defaults to all material indebtedness, including each of those financings. Substantially all of our assets, including certain real property, are pledged as security on a second lien basis under the Senior Secured Notes.

Holdings Notes

During the three months ended March 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due March 15, 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread is 4.50% and increased by 0.50% on March 15, 2009 and will increase by another 0.50% on March 15, 2010. A portion of the impact of the spread increases has been recognized in interest expense as they are amortized over the term of the Notes. During the three months ended September 30, 2009 and 2008, interest on the Holdings Notes was $9.6 million and $10.4 million, respectively. During the nine months ended September 30, 2009 and 2008, interest on the Holdings Notes was $29.7 million and $32.5 million, respectively. In the three months ended September 30, 2009 and 2008, $9.0 million and $5.4 million, respectively, accrued under the election to pay interest in kind and the remaining $0.6 million and $5.0 million, respectively, accrued as cash interest or interest related to future spread increases and the amortization of debt issuance costs. In the nine months ended September 30, 2009 and 2008, $27.4 million and $20.2 million, respectively, accrued under the election to pay interest in kind and the remaining $2.3 million and $12.3 million, respectively, accrued as cash interest or interest related to future spread increases and the amortization of debt issuance costs.

US Oncology’s senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of September 30, 2009, US Oncology has the ability to make approximately $23.7 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) 50 percent of net losses of US Oncology, excluding certain non-cash charges such as the $380.0 million goodwill impairment during the three months ended March 31, 2008 and the $26.0 million loss on early extinguishment of debt during the nine months ended September 30, 2009. Because the Senior Secured Notes result in incremental debt and interest expense to US Oncology, the refinancing transaction will negatively impact the amount available to make future restricted payments to Holdings. The Senior Secured Notes also restrict such payments to Holdings but are generally less restrictive than the senior subordinated notes. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable for the foreseeable future. Based on projected LIBOR interest rates as of September 30, 2009, the Company expects there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through September 30, 2010. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made on terms that are acceptable to the Company. We issued $18.3 million in

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

notes to settle the interest due in September, 2009 and expects to issue $15.7 million in notes to settle the interest due in March 2010. In addition, we paid $6.6 million to settle the obligation under our interest rate swap agreement for the interest period ended September 15, 2009. During the nine months ended September 30, 2009, US Oncology paid dividends in the amount of $11.1 million to Holdings to finance obligations related to the Holdings Notes and interest rate swap. Dividends of $4.1 million and $7.0 million were paid in the first and third quarters of 2009, respectively.

Financial Covenants

At September 30, 2009, the Senior Secured Revolving Credit Facility contained the most restrictive covenants related to our indebtedness. The Senior Secured Revolving Credit Facility requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio test, which becomes more restrictive over time. At September 30, 2009, the terms of the Senior Secured Revolving Credit Facility required that we maintain a maximum leverage ratio of 7.00:1. As of September 30, 2009, we were in compliance with the financial covenants of the Senior Secured Revolving Credit Facility. Our ability to access the Senior Secured Revolving Credit Facility may be limited if we are not able to maintain compliance with these covenants through the facility’s maturity in August 2012.

Excess Cash Flow Sweep

Under its previously existing senior secured credit facility, the Company was obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow.” Excess cash flow, as defined by the senior secured credit facility, is approximately equal to operating cash flow, as presented in the statement of cash flows, less capital expenditures, consideration paid in affiliation transactions, principal repayments of indebtedness, restricted payments (primarily distributions from US Oncology, Inc. to US Oncology Holdings, Inc.) and cash paid for taxes. There was no payment required for the year ended December 31, 2008 under this provision. The payment required for the year ended December 31, 2007 under this provision was approximately $29.4 million, which was paid in April, 2008.

This provision was terminated when the term loan portion of the senior secured credit facility was retired in June, 2009.

Excess Proceeds Prepayment Offers

Under its Senior Secured Notes indenture, the Company may be obligated (based on certain thresholds) to make prepayment offers on the Senior Secured Notes of up to 100% of “allocable excess proceeds” from any permitted asset sales. No prepayment offer was required for the nine months ended September 30, 2009. The term “allocable excess proceeds” is equal to the product of the Excess Proceeds (defined below), and a fraction:

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

Currently, $494.0 million of indebtedness is outstanding under the US Oncology Holdings, Inc. Floating Rate PIK Toggle Notes and we expect to settle future interest payments on this indebtedness in kind for the foreseeable future. Based on LIBOR rates as of September 30, 2009, if the Company were to settle all future interest payments in kind, the principal balance of the Notes would be approximately $582 million at maturity in March, 2012.

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

The Company recorded an unrealized loss of $10.0 million and $5.9 million during the nine months ended September 30, 2009 and 2008, respectively. The Company’s Condensed Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008 includes a liability of $29.9 million and $30.5 million, respectively, to reflect the fair market value of the interest rate swap as of that date and is classified as follows (in thousands):

	Fair Value as of	Fair Value as of
	September 30, 2009	December 31, 2008
Liabilities
Other accrued liabilities	$16,313	$10,537
Other long-term liabilities	13,560	19,999

Total	$29,873	$30,536

In addition, we paid $6.6 million to settle the obligation under our interest rate swap agreement for the nine month period ended September 15, 2009.

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, as well as the counterparty’s high credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes, an instrument with a similar credit profile and term as the interest rate

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

swap, and the like-term treasury spread (as an estimate of a risk free rate). As a result of evaluating the Company’s nonperformance risk, the estimated fair value of the interest rate swap was reduced by $4.9 million and $10.8 million as of September 30, 2009 and December 31, 2008, respectively. An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $6.9 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount.

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

Equity Restructuring

On October 1, 2009, the Board of Directors and stockholders of US Oncology Holdings, Inc. approved the Third Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc. Pursuant to the terms of the Third Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc, the number of authorized $0.001 par value common shares increased from 300.0 million common shares to 500.0 million common shares.

In addition, pursuant to this amendment, each outstanding share of Series A Preferred Stock and Series A-1 Preferred Stock of US Oncology Holdings, Inc. was converted into a number of common shares equal to its liquidation preference divided by $1.50 plus one additional common share. As a result of the conversion, 13.9 million shares of Series A Preferred Stock and 1.9 million shares of Series A-1 Preferred Stock, with a liquidation preference of $332.2 million and $50.2 million, respectively, were exchanged for an aggregate 270.6 million common shares.

Also, on October 1, 2009, the Board of Directors and stockholders of US Oncology Holdings, Inc. approved amendments to the Amended and Restated 2004 Equity Incentive Plan and the 2004 Director Stock Option Plan.

The amendment to the Amended and Restated 2004 Equity Incentive Plan, which was effective October 1, 2009, among other things, increased the number of shares of common stock reserved for issuance under the plan from 32.0 million shares to 59.6 million shares. The aggregate number of shares reserved for issuance includes awards issued and outstanding prior to the effective date of the amendment. Of the shares reserved for issuance under the plan, 33.2 million shares may be in the form of restricted stock and the remaining shares are available in the form of options to purchase common stock. In connection with the amendment, on October 1, 2009, US Oncology Holdings, Inc. issued an additional 3.4 million shares of restricted stock and 13.6 million options to purchase common stock. Subsequent to these awards, 13.2 million shares remain available for future grants under the plan, of which 1.6 million shares may be in the form of restricted common stock.

The amendment to the 2004 Director Stock Option Plan, also effective October 1, 2009, increased the number of shares reserved for issuance under the plan to 1.0 million in addition to modifying certain other aspects of the plan. The amendment also provided for a grant of 25,000 shares of common stock for eligible directors first elected to the board during the year

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - continued

ending December 31, 2009 and of 15,000 shares of common stock for other eligible directors as of the effective date of the amendment. Beginning with the year ending December 31, 2010, eligible directors (in office after giving effect to the annual meeting of stockholders) will receive annual grants of 10,000 shares of common stock plus an additional 1,000 shares of common stock for each committee on which such eligible director serves.

As a result of the aforementioned transactions, the number of outstanding shares of US Oncology Holdings, Inc. common stock increased from 148.4 million shares to 422.5 million shares. In addition, the Series A and Series A-1 Preferred Stock is no longer outstanding and its aggregate carrying value, in the amount of $382.4 million, was eliminated and the stockholders’ deficit of US Oncology Holdings, Inc. was reduced by the same amount.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management previously acknowledged its responsibility for internal controls and seeks to continue to improve those controls. The Company was first subject to certain requirements of Section 404, including inclusion of management’s report on internal control over financial reporting, when it filed its annual report for the fiscal year ended December 31, 2007 on Form 10-K as filed on February 29, 2008. The annual reports filed for the years ended December 31, 2008 and December 31, 2007 do not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report. The independent registered accounting firm’s assessment of internal controls and its report thereon is first required with respect to the fiscal year ending December 31, 2010.

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

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At September 30, 2009, the total receivable owed to us of $22.4 million is reflected on our balance sheet as other assets. Currently, approximately $14.1 million are held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded in other assets at September 30, 2009. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. No additional impairment charges relating to this regulatory action have been recorded through September 30, 2009.

At September 30, 2009, our unaudited Condensed Consolidated Balance Sheet included net assets in the amount of $0.7 million related to this practice, which includes primarily working capital in the amount of $0.5 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on our balance sheet. At September 30, 2009, the lease had a remaining term of 17 years and the net present value of minimum future lease payments is approximately $7.2 million.

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

You should carefully consider the risks described below. The risks described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. In general, because our revenues depend upon the revenues of our affiliated practices, any risks that harm the economic performance of the practices will, in turn, harm us.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

Government organizations, such as CMS are the largest payers for our collective group of affiliated practices. For the nine months ended September 30, 2009 and 2008, the affiliated practices under comprehensive service agreements derived 39.6% and 38.5%, respectively, of their net patient revenue from services provided under the Medicare program (of which 6.8% and 6.1%, respectively, relates to Medicare managed care programs). As such, changes in Medicare reimbursement practices have been initiated over the past several years, are continuing through 2009, and may adversely affect our results of operations. Several changes which have and may continue to adversely affect us include:

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

The Obama administration has identified healthcare as a policy priority and has released an outline of its healthcare policy initiatives as they relate to the 2010 federal budget. The outline identifies guiding principles for healthcare reform and spending, which include increasing access to and affordability of healthcare, primarily by ensuring access to health insurance, increasing effectiveness of care, through effective use of technology and an emphasis on evidence-based medicine, maintaining patient choice, emphasizing preventive care and enhancing the fiscal sustainability of the U.S. healthcare system. Specific initiatives described in the outline include reducing drug costs for federal programs by increasing availability of generics and increasing the Medicaid rebates payable by manufacturers to states, increasing incentives to reduce unnecessary variability in treatment and to practice evidence-based medicine, incentivizing the use of electronic medical records and other technology, and reducing unnecessary or wasteful spending. Similarly, some states in which we operate have undertaken, or are considering, healthcare reform initiatives that also address these issues. Currently, the matter of healthcare reform continues to be debated by lawmakers and we are unable to provide guidance on what the final legislation will be and how it will impact us. While many of the stated goals of the administration’s initiatives are consistent with our own mission to increase access to care that is effective, efficient and based upon the latest available scientific evidence, additional regulation and continued fiscal pressure may adversely affect our business.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy, or REMS, for ESAs. A proposed REMS for ESAs was filed by ESA manufacturers was submitted to the FDA in late August, 2008. The REMS may require additional patient consent/education requirements, medical guides and physician registration procedures. The length of time required for the FDA to approve a REMS and for the manufacturers to implement the new program is uncertain and it presently remains under discussion between the manufacturers and the FDA. Once implemented, the REMS will outline additional, if any, procedural steps that will be required for qualified physicians to order and prescribe ESAs for their patients.

Operating income attributable to ESAs administered by our network of affiliated physicians decreased $0.8 million and $9.0 million during the three months and nine months ended September 30, 2009, respectively, from the comparable periods ended September 30, 2008. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the OPS model, as well as distribution and group purchasing fees received from manufacturers. As the NCD was effective July 30, 2007, the impact of reduced ESA utilization was not fully reflected in the results for the last half of 2007. In addition, there was a net increase in ESA pricing, the impacts of which are included in the 2008 financial results.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

The REMS is expected to become effective in late 2009 or early 2010. We believe a possible impact of the REMS could be further reductions in ESA utilization. The significant decline in ESA usage has had a significant adverse affect on our results of operations, and, particularly, our Medical Oncology Services and Pharmaceutical Services segments, and we cannot assure you that a further decline will not occur. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with us and lead to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs may adversely impact our ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact our ability to obtain acceptable credit terms from pharmaceutical manufacturers, including manufacturers of products other than ESAs.

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

Continued migration from branded to generic pharmaceuticals may negatively impact our operating results.

The Company continues to experience a shift of certain branded single source drugs to generic status. For each newly generic drug, the Company’s earnings typically temporarily increase because drug cost declines significantly, while reimbursement remains at the branded price for a period of months. However, after reimbursement adjusts, the Company’s earnings with respect to a generic drug are typically significantly lower than the earnings from a branded pharmaceutical. The timing and impact of a particular pharmaceutical becoming available in generic form is difficult to predict because of potential delays resulting from legal challenges that often arise in connection with the introduction of new generic compounds and uncertainty regarding how generic products will be priced in the marketplace. However, the Company has identified 3 currently branded products, which represent approximately 10 percent of its revenue related to pharmaceuticals, that may become available in generic form during the year ending December 31, 2010.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

During the nine months ended September 30, 2009, approximately 70% of the patient revenue generated by our affiliated practices under comprehensive service agreements was attributable to pharmaceuticals. Under the comprehensive services model, our medical oncology revenues are dependent on the earnings of our affiliated practices related to pharmaceuticals. Under the OPS model, our revenues are dependent on use of pharmaceuticals by affiliated practices. Because revenues attributable to pharmaceuticals and our ability to procure pharmaceuticals at competitive prices are such a significant part of the affiliated practices’ earnings and, consequently, our revenues, factors that adversely affect those revenues, such as changes in reimbursement or usage, or the cost structure underlying those revenues are likely to adversely affect our business.

In addition, there is a risk that a change in treatment patterns or reduction in use of a particular drug could result from new scientific findings or regulatory or reimbursement actions, as has occurred with ESAs. Any such change that impacts a significant amount of pharmaceutical utilization would adversely affect our results of operations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

We derive a substantial portion of our revenue and profitability from the utilization of pharmaceuticals manufactured and sold by a very limited number of suppliers and any termination or modification of relations with those suppliers could have a material adverse impact on our business.

We derive a substantial portion of our revenue and profitability from the utilization of a limited number of pharmaceutical products manufactured and sold by a very limited number of, or in several cases, a single manufacturer. During the nine months ended September 30, 2009, approximately 43% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five manufacturers. Included among these are ESAs, which accounted for 3.6% of our 2009 year to date revenue and a larger proportion of our earnings before interest, taxes, depreciation and amortization, or EBITDA, and net income. In addition, a limited number of manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these manufacturers are typically for one to three years and are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that can be adjusted periodically based on specified volume levels, growth levels, or a specified level of use of a specific drug as a percentage of the overall use of drugs within a given therapeutic class.

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

One affiliated practice, Texas Oncology, represented approximately 25% of our revenue for the nine months ended September 30, 2009 and 2008. We perceive our relationship with this practice to be positive, however if the relationship were to deteriorate, or the practice were to disaffiliate, we would experience a material, adverse impact on our results of operations and financial condition.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At September 30, 2009, the total receivable owed to us of $22.4 million is reflected on our balance sheet as other assets. Currently, a deposit of approximately $14.1 million is held in an escrowed bank account into which the practice has been making, and is required to continue to make, monthly deposits. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded as other noncurrent assets at September 30, 2009. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

Physician practices typically bill third-party payers for the healthcare services provided to their patients. Third-party payers such as private insurance plans and commercial managed care plans negotiate the prices charged for medical services and supplies in order to lower the cost of the healthcare services and products they pay for and to shift the financial risk of providing care to healthcare providers. Third-party payers can also deny reimbursement for medical services and supplies by concluding that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Third-party payers are also seeking to contain costs by moving certain services, particularly pharmaceutical services, outside of the physician’s office. We believe that self-injectable supportive care drugs used by oncologists, which account for approximately 10% of the pharmaceutical revenue generated by our affiliated practices for the nine months ended September 30, 2009, are particularly susceptible to this trend. Also, any adverse impact on the financial condition of a third party payer could subject receivables from that payer to greater collection risk. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the nine months ended September 30, 2009, the affiliated practices under comprehensive service agreements derived 39.6% of their net patient revenue from services provided under the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Medicare program (of which 6.8%, relates to Medicare managed care). Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. There is a risk that other payers could reduce rates of reimbursement to match any reduction by governmental payers. Our management fees under the comprehensive services model are dependent on the financial performance of the practices and would be adversely affected by a reduction in reimbursement. From time to time, due to market conditions and other factors, we may also renegotiate our management fee arrangements, reducing our management fee income. In addition, to the extent physician practices affiliated with us under the OPS model are impacted adversely by reduced reimbursement levels, our business could be harmed generally and receivables owed to us by those practices could be subject to greater credit risk.

The development or operation of cancer centers could cause us to incur unexpected costs, and our existing or future centers may not be profitable.

The development and operation of integrated cancer centers is subject to a number of risks, including not obtaining regulatory permits or approval, delays that often accompany construction of facilities and environmental liabilities related to the disposal of radioactive, chemical and medical waste. Our strategy includes the development of additional integrated cancer centers. As of September 30, 2009, we have one cancer center under construction, and several others in various planning stages. Any failure or delay in successfully building new integrated cancer centers, as well as liabilities from ongoing operations, could seriously harm us. New cancer centers may incur significant operating losses during their initial operations, which could materially and adversely affect our operating results, cash flows and financial condition. In addition, in some cases our cancer centers may not be profitable enough for us to recover our investment. We may decide to close or sell cancer centers, either because of underperformance or other market developments.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we are required to furnish, an annual report by our management on our internal control over financial reporting. Such a report contains an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment would include disclosure of any material weaknesses in our internal control over financial reporting if any were identified by management. Effective with the year ending December 31, 2010, such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

We began preparing the system and process documentation and evaluation needed to comply with Section 404 during 2004. Our assessment as of December 31, 2008 indicated that our internal control over financial reporting is effective. However, in the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if, for the year ending December 31, 2010, our independent registered public accounting firm is unable to express an opinion that our internal controls are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our cost of financing or our ability to obtain financing.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

We have a significant amount of indebtedness. As of September 30, 2009, our total debt was approximately $1,580.9 million, including indebtedness of US Oncology Holdings, Inc in the amount of $494.0 million and obligations of US Oncology, Inc. in the amount of $1,086.9 million. On August 26, 2009, we terminated our then existing senior secured credit facility and entered into a new senior secured revolving credit facility which will allow us to borrow up to $120.0 million (under which availability has been reduced by $30.4 million for outstanding letters of credit as of September 30, 2009. Our total debt as of September 30, 2009 excludes $89.6 million of unused commitments under our senior secured revolving credit facility. Our substantial indebtedness could have important consequences by adversely affecting our financial condition and thus making it more difficult for us to satisfy our obligations, make strategic investments, increase our service offerings or expand our network of affiliated practices. Our substantial indebtedness could:

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

We may be able to incur significant additional indebtedness in the future. Although the indenture governing the 9.125% senior secured notes, the indenture governing the 10.75% senior subordinated notes, the indenture governing Holdings’ senior unsecured floating rate toggle notes and the credit agreement governing our senior secured revolving credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. On August 26, 2009, we terminated our then existing senior secured credit facility and entered into a new senior secured revolving credit facility which will allow us to borrow up to $120.0 million (under which availability has been reduced by $30.4 million for outstanding letters of credit as of September 30, 2009. As of September 30, 2009, our senior secured revolving credit facility provided for unused commitments of $89.6 million.

Pursuant to the indenture governing Holdings’ senior floating rate PIK toggle notes due 2012, we may elect not to pay cash interest due on the Holdings notes on any interest payment date and may instead elect to pay the interest due by increasing the principal amount of the notes, known as PIK interest. In addition, we may be prohibited from paying cash interest on the Holdings notes. US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of September 30, 2009, US Oncology had the ability to make $23.7 million in restricted payments, which amount increases based on capital contributions to US Oncology,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Inc. and by an amount equal to 50 percent of US Oncology’s net income (as defined in the indenture governing the senior notes and senior subordinated notes) and be reduced by (i) the amount of any restricted payments made and (ii) net losses of US Oncology. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest (see Note 6 – Indebtedness). However, pursuant to the terms of those notes, the interest installment due on September 15, 2007 was paid in cash and subsequently we have settled $69.0 million of interest, including $37.2 million during the nine months ended September 30, 2009, by increasing the principal amount of the outstanding Holdings notes. The failure to pay cash interest on the notes on any interest payment date (other than the first interest payment date) does not constitute an event of default under the indenture governing the notes. Under such circumstances, interest will be paid in the form of PIK interest by increasing the principal amount of the Holdings notes thus increasing our overall indebtedness.

We do not expect to service the Holdings notes in cash and, accordingly, the outstanding balance that will mature on March 15, 2012 will likely be increased due to the issuance of additional notes to settle interest obligations. Assuming that we elect to settle all future interest payments in kind, and that LIBOR interest rates do not change significantly from current levels, the outstanding Holdings notes could increase to approximately $582 million at maturity. An increase in LIBOR rates of 1.00% would increase the amount due at maturity to approximately $593 million. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase. In addition, such new debt could be incurred by our subsidiaries, including US Oncology, and, as a result, the Holdings notes would be structurally subordinated to such new indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to generate sufficient cash flow from operations to make scheduled payments on debt obligations including distributions of sufficient funds from US Oncology to Holdings to enable Holdings to satisfy its obligations under its indebtedness will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. In addition, the payment and reimbursement practices in our industry require significant amounts of working capital because of delays that often occur between the time that a claim is submitted for payment and the date payment is actually received. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that additional financing, if available, will be made available on terms acceptable to us. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations. Additionally, any downgrades to our credit rating may increase the cost and reduce the availability of any refinancing.

We may not be able to satisfy all scheduled maturities of indebtedness through cash on hand and cash generated through operations. We may be dependent upon our ability to obtain external capital to satisfy the Holdings notes maturing in 2012 and the senior subordinated notes maturing in 2014. We may be required to seek additional financing to satisfy its capital needs by accessing the public or private equity markets, refinancing these obligations through issuance of new indebtedness, modifying the terms of existing indebtedness or through a combination of these alternatives.

The terms of our senior secured notes, senior secured revolving credit facility and the indentures governing other indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior secured notes, senior secured revolving credit facility and the indentures governing other indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Our senior secured notes and senior secured revolving credit facility both include covenants restricting, among other things, our ability to:

•	incur, assume or guarantee additional debt;

•	pay dividends and make other restricted payments;

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

•	create liens;

•	sell assets and subsidiary stock;

•	enter into sale and leaseback transactions;

•	make capital expenditures;

•	change our business;

•	enter into agreements that restrict dividends from subsidiaries;

•	enter into certain transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

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

Our senior secured revolving credit facility also includes a requirement that we maintain a maximum leverage ratio.

With respect to the covenant limiting asset sales, US Oncology may be obligated (based on certain thresholds) to make prepayment offers on the senior secured notes of up to 100% of “allocable excess proceeds”, as defined by the notes indenture, from any such sale.

A failure to comply with the covenants contained in the senior secured revolving credit facility or the indentures could result in an event of default. In the event of any default under the senior secured revolving credit facility, the lenders under that facility could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, enforce their security interest, require US Oncology to apply all of its available cash to repay these borrowings or prevent US Oncology from making debt service payments on its other indebtedness, any of which would result in an event of default under those notes. In addition, any default under the senior secured revolving credit facility or other indebtedness would (unless the default is waived) prevent US Oncology from paying dividends to Holdings to enable Holdings to pay cash interest under the Holdings notes. In addition, future indebtedness could contain financial and other covenants more restrictive than those applicable to our existing indebtedness.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

On August 26, 2009, we terminated our then-existing senior secured credit facility and entered into a new senior secured revolving credit facility. As of September 30, 2009, our cash on hand and unused commitments under our senior secured revolving credit facility were $132.9 million and $89.6 million, respectively. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. In addition, the payment and reimbursement practices in our industry require significant amounts of working capital because of delays that often occur between the time that a claim is submitted for payment and the date payment is actually

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

received. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under the notes. Additionally, any downgrades to our credit rating may increase the cost and reduce the availability of any refinancing.

Fluctuations in interest rates could adversely affect our liquidity and ability to meet our debt service obligations.

Holdings’ senior unsecured floating rate toggle notes bear interest at variable interest rates. As of September 30, 2009, $494.0 million aggregate principal amount of such indebtedness was outstanding. Holdings has entered into an interest rate swap agreement with respect to such indebtedness, fixing the LIBOR base rate at 4.97% through maturity. Holdings’ Condensed Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008 includes a liability of $29.9 million and $30.5 million, respectively, to reflect the fair market value of the interest rate swap as of that date. Holdings relies on distributions from US Oncology and its subsidiaries to make any payments on the interest rate swap. Furthermore, the interest rate swap is secured ratably with the senior secured revolving credit facility. To the extent market interest rates continue to decrease (or stay at the current levels), Holdings may experience difficulty making scheduled payments on such obligations and funding its other fixed costs due to restrictions that limit the ability of US Oncology to make distributions to Holdings. The semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%.

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

Holdings has no operations of its own and derives all of its cash flow from its subsidiaries. None of Holdings’ subsidiaries guarantee the Holdings notes. Holdings’ subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Holdings notes, or to make any funds available therefore, whether by dividend, distribution, loan or other payments, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets is structurally subordinated to the claims of any subsidiary’s creditors, including trade creditors and holders of debt of those securities. As a result, the Holdings notes are structurally subordinated to the prior payment of all of the debts (including trade payables) of Holdings’ subsidiaries. Holdings’ subsidiaries have a significant amount of indebtedness. Our total unaudited Condensed Consolidated Balance Sheet liabilities, as of September 30, 2009, were $2,150.1 million, of which $1,580.9 million constituted indebtedness, including $494.0 million of indebtedness represented by the Holdings notes, $759.3 million of the 9 1/8% senior secured notes of US Oncology, $3.0 million of the 9 5/8% senior subordinated notes of US Oncology, $275.0 million of the 10 3/4% senior subordinated notes of US Oncology, and other indebtedness described in Note 6 – Indebtedness to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2009. Holdings and its restricted subsidiaries may incur additional debt in the future.

Holdings depends on its subsidiaries, who conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on the Holdings notes. However, none of Holdings’ subsidiaries is obligated to make funds available to it for payment on the Holdings notes. The terms of the senior secured revolving credit facility and the terms of the indentures governing US Oncology’s 9 1/8% senior secured notes and 10 3/4% senior subordinated notes restrict US Oncology and certain of its subsidiaries from, in each case, paying dividends or otherwise transferring its assets to Holdings. Such restrictions include, among others, financial covenants, prohibition of dividends in the event of default and limitations on the total amount of dividends. In addition, legal and contractual restrictions in agreements governing other current and future indebtedness, as well as financial condition and operating requirements of Holdings’ subsidiaries, currently limit and may, in the future, limit Holdings’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of Holdings’ subsidiaries, may not be sufficient to pay dividends or make distributions or loans to enable Holdings to make cash payments of interest in respect of the Holdings notes

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

when such payments are due. As previously discussed, US Oncology’s senior secured notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. We can not provide assurance that the agreements governing the current and future indebtedness of Holdings’ subsidiaries will permit such subsidiaries to provide Holdings with sufficient dividends, distributions or loans to fund interest and principal payments on the Holdings notes when due.

A substantial portion of our assets are held by, and a substantial portion of our income is derived from, our subsidiaries, and the debt of our subsidiary guarantors may restrict payment on our indebtedness.

We hold a substantial portion of assets through our subsidiaries and derive a substantial portion of our operating income from our subsidiaries. We are dependent on the earnings and cash flow of our subsidiaries to meet our obligations on our indebtedness. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us amounts necessary to service our debt. In certain circumstances, the credit agreement governing the senior secured revolving credit facility and the indentures governing our other indebtedness will permit our subsidiary guarantors to enter into agreements that can limit our ability to receive distributions from our subsidiaries. In the event we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

We may not be able to fulfill our repurchase obligations in the event of a change of control.

Upon the occurrence of any change of control, we will be required to make a change of control offer to repurchase a substantial portion of our indebtedness. Any change of control also would constitute a default under the senior secured notes and the senior secured revolving credit facility. Therefore, upon the occurrence of a change of control, the lenders under the senior secured notes and the senior secured revolving credit facility would have the right to accelerate their loans and require US Oncology to prepay all of the outstanding obligations under those agreements. Also, the senior secured notes and the senior secured revolving credit facility prohibit US Oncology from making dividend payments to Holdings to enable Holdings to repurchase the Holdings notes upon a change in control, unless US Oncology first repays all borrowings under the senior secured notes and the senior secured revolving credit facility or obtains the consent of the lenders under those agreements.

If a change of control occurs, there can be no assurance that US Oncology will have available funds sufficient to satisfy our obligations under the senior secured revolving credit facility and the indentures governing our other indebtedness and to pay the change of control purchase price for any or all of the notes issued by us that might be delivered by holders of the notes seeking to accept the change of control offer. Accordingly, none of the holders of our outstanding notes may receive the change of control purchase price for their notes. Our failure to make the change of control offer or pay the change of control purchase price when due would result in a default under the indentures of our notes.

Our principal stockholder’s interests may conflict with the interests of our other stakeholders.

As of September 30, 2009, an investor group led by Welsh Carson IX owned approximately 60.9% of Holdings’ outstanding common stock and approximately 81.3% of its outstanding participating preferred stock and controls a substantial portion of the voting power of such outstanding equity securities. Welsh Carson IX’s interests in exercising control over our business may conflict with the interests of other holders of our debt and equity securities.

Item 4.	Submission of Matters to a Vote of Security Holders

During the third quarter, security holders of the Company approved the following matters by written consent.

On September 9, 2009, Todd Vannucci was elected to serve as a director of each of Holdings and US Oncology and on September 16, 2009, Yon Yoon Jorden was elected to serve as a director of Holdings and US Oncology, each, with 90,448,211 shares of Holdings common stock and 12,911,173 shares of Holdings preferred stock voting in favor and none voting against, and with 100% of US Oncology, Inc. stock voting in favor and none voting against. These matters are described in the Company’s Current Reports on Form 8-K dated September 9, 2009 and September 16, 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Item 6.	Exhibits

Exhibit No.	Description
3.1[4]	Second Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2[5]	Bylaws of US Oncology Holdings, Inc.

3.3[2]	Certificate of Incorporation of US Oncology, Inc.

3.4[2]	Bylaws of US Oncology, Inc.

4.1[1]	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.2[3]	Registration Rights Agreement, dated as of August 4, 2004, among Oiler Acquisition Corp. and Citigroup Global Markets Inc., as representative for the Initial Purchasers

4.3[3]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.4[3]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.5[3]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.6[3]	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

4.7[3]	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 3.15)

4.8[3]	Form of 9% Senior Note due 2012 (included in Exhibit 3.16)

4.9[3]	Form of 10 3/4% Senior Note due 2014 (included in Exhibit 3.5)

4.10[4]	Amended and Restated Stockholders Agreement, dated as of December 21, 2006

4.11[4]	Amended and Restated Registration Rights Agreement, dated as of December 21, 2006

4.12[5]	Indenture, dated as of March 13, 2007, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.13[5]	Form of Senior Floating Rate PIK Toggle Note due 2012 (included in Exhibit 3.28)

4.14[6]	Form of 9.125% Senior Secured Notes due 2017

4.15[6]	Indenture dated June 18, 2009 between the Company, the subsidiary guarantors named therein and Wilmington Trust FSB, as trustee

4.16[6]	Registration Rights Agreement dated June 4, 2009 between the Company, the subsidiary guarantors named therein and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers

10.1[7]	Credit Agreement dated as of August 26, 2009 among Holdings, US Oncology, Inc., as borrower, Deutsche Bank Trust Company Americas, Morgan Stanley Senior Funding, Inc., Wells Fargo Bank, N.A., and JP Morgan Chase Bank, N.A.

10.2[7]	Guarantee and Collateral Agreement dated as of August 26, 2009 by and among Holdings, US Oncology, Inc., the Subsidiaries of US Oncology, Inc. identified therein and, Deutsche Bank Trust Company Americas.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Principal Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Principal Financial Officer

[1]	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference

[2]	Filed as an exhibit to the 10-K filed by US Oncology, Inc. on March 21, 2003 and incorporated herein by reference

[3]	Filed as an exhibit to the registration statement on Form S-4 of US Oncology, Inc. on December 17, 2004 and incorporated herein by reference

[4]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on December 27, 2006, and incorporated herein by reference

[5]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference

[6]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on June 18, 2009, and incorporated herein by reference

[7]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on August 28, 2009, and incorporated herein by reference

†	Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Date: November 6, 2009	By:	/s/ Michael A. Sicuro
Michael A. Sicuro, Executive Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

Date: November 6, 2009	By:	/s/ Kevin F. Krenzke
Kevin F. Krenzke, Chief Accounting Officer (principal accounting officer)