Form 10-K
period 2009-12-31
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2010-03-04
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of March 1, 2010, 422,963,505 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

PART I

As used in this report, unless the context otherwise requires, the terms, “Holdings,” the “Company,” “we,” “our” and “us” refer to US Oncology Holdings, Inc. and its consolidated subsidiaries. US Oncology, Inc., or US Oncology, refers to our wholly owned subsidiary through which all our operations are conducted.

Introduction

US Oncology helps expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, pharmaceutical manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. US Oncology has evolved significantly since its inception. While retaining its strong practice management expertise, particularly in the community setting, the Company has developed robust clinical expertise and expanded to offer a wide range of services, resources and tools spanning the cancer care delivery system nationwide. Today, our mission is to provide the right treatment, at the right time, for the right patient.

Our expertise positions US Oncology to support almost every aspect of the cancer care delivery system – from drug development to treatment and outcomes measurement, enabling us to help improve cancer care in America and participate in addressing the challenges of the care delivery system.

The economics of health care and the aging American population mean that pressures to increase the effectiveness of care while reducing the cost of delivery will continue. US Oncology is working with physicians, pharmaceutical manufacturers and payers to address these issues.

US Oncology is not a direct provider of medical services, but is affiliated with 1,310 physicians across the United States who provide patient care. We work closely with these physicians to provide their patients access to the latest therapies, research and technologies, usually in a single outpatient setting. As a result, patients are able to access quality treatment with minimal disruption to their daily activities. The size and national scale of our network affords affiliated physicians opportunities to enhance practice performance through advantages we offer them in areas such as pharmaceutical purchasing, reimbursement, lean six sigma processes, physician recruiting and information systems.

US Oncology’s state of the art drug distribution and specialty pharmacy services aim to increase patient access to pharmaceuticals through a safe and efficient delivery system while our treatment and research networks accelerate the development and commercialization of new products. In addition, after products are introduced, US Oncology collects and analyzes data to provide significant insight into product performance and patient outcomes to pharmaceutical manufacturers for ongoing product development and evaluation.

In broadly supporting the cancer care delivery system we aim to improve not only the patient experience, but also the payer’s ability to achieve cost predictability and accountability. Our Level I Pathways, developed and led by network physicians, assist physicians in making evidence-based treatment decisions for commonly-treated cancers and our electronic medical record supports the review of treatment patterns and outcomes. Innovent Oncology, a new service of US Oncology, has been specifically designed to bring physicians and payers together to provide clinical quality while better managing the total cost of care by leveraging these evidence-based treatment protocols and providing standardized, oncology-specific patient support services.

This report is designed to provide an understanding of our business and performance, as well as to comply with relevant securities laws. The following is a brief guide to some of the key sections of this report.

•	The Business section, beginning on page 2, offers an overview of our business and operations and describes recent strategic developments and initiatives.

•

Risk Factors, beginning on page 16, outline key risks and uncertainties that could materially affect our business and performance or the value of our securities. The reader should keep these risks in mind while reviewing this report.

•	Selected Financial Data beginning on page 41, presents a summary of our financial performance over the past five years and should be read in conjunction with the Consolidated Financial Statements.

•

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), beginning on page 44, is designed to provide the reader with a narrative explanation of our financial results. In that section we discuss material trends in our business and explain some of the underlying factors that influence our results. In MD&A, we also discuss our liquidity, capital resources and contractual obligations, as well as identify and explain accounting policies and judgments considered critical to our Consolidated Financial Statements.

•

The Consolidated Financial Statements, beginning on page 86, present our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States, or GAAP.

•

The Notes to Consolidated Financial Statements follow the financial statements. Among other things, the notes explain our accounting policies, as well as provide detailed information on items within the financial statements, certain commitments and contingencies, and the performance of each of our segments as required by GAAP.

Forward Looking Statements

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) certain statements, including possible or assumed future results of operations contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) any statements contained herein regarding the prospects for any of our businesses or services and our development activities relating to physician affiliations, cancer centers, new service offerings and changes in reimbursement; (iii) any statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans” or similar expressions; and (iv) other statements contained herein regarding matters that are not historical facts.

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

Cancer in America

According to the American Cancer Society, approximately 1.5 million new cancer cases were expected to be diagnosed in the United States in 2009. Survival rates have increased substantially over the last 20 years and there is an increasingly large population of Americans who are living with cancer as a chronic disease. This large population can be afflicted with one or more of 300 cancer types, each requiring its own approach to diagnosis and treatment. Moreover, there are many emerging therapies and treatment options which together have greatly complicated and expanded the number of ways in which the disease is treated and administered.

According to the National Institutes of Health, by 2008 cancer treatment costs were approximately $93 billion and absenteeism, lost productivity and other costs associated with the disease increased the overall cost of cancer to nearly $230 billion. We help physicians, pharmaceutical manufacturers, payers and patients navigate through the complexity of today’s cancer treatments while containing cost of care and creating improved efficiencies and patient outcomes. Rapidly escalating cancer care costs have contributed significantly to the growth in U.S. healthcare costs over the last two decades, and there is a growing need to improve patient access and options efficiently and effectively.

Many U.S. cancer patients are treated in a community care setting. A key part of our mission is to advance the best possible community cancer care. Our innovative services help all constituencies work together to provide the latest therapies, research and technology to patients within a single outpatient setting. As a result, patients are able to access high quality treatment with minimal disruption to their daily lives. The size and scale of our national network affords physicians, pharmaceutical manufacturers and payers efficiency and education opportunities that have a tangible benefit for cancer patients throughout the United States.

Our Services

Our mission is to enable physicians to provide the right treatment, at the right time, for the right patient. We strive to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, pharmaceutical manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. To realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers.

We believe declining reimbursement and increasing operating costs have resulted in a trend toward professional management of physician groups. Since our inception, we have worked with local physician groups to enable affiliated practices to offer state of the art care to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, access to clinical trials, laboratory services, diagnostic radiology, pharmacy services and patient education. In addition, we work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, recruiting physicians, providing customized electronic medical records and information systems, and obtaining nationally negotiated supply arrangements. We also assist affiliated groups through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of our network. We have also developed other tools for physicians such as the Oncology Portal which was launched during the third quarter of 2009. The portal is a web-based cancer care community to provide oncologists and clinicians a platform to collaborate, share best practices and gain industry insight and education.

Through the expertise of our affiliated physicians and their experience with patients throughout the country, the scope of our service offerings has expanded from our genesis in practice management to our current status, which encompasses nearly every aspect of the cancer care continuum. As of December 31, 2009, we are affiliated with 1,310 physicians operating in 496 locations, including 100 radiation oncology facilities, across 38 states. Our affiliated physicians cared for over 700,000 patients during 2009, which we believe is the largest cancer care network in the United States.

It is that sizable physician and patient population that allows us to realize volume efficiencies for the network and a variety of additional industry customers. We provide oncologists with a broad range of innovative products and services through two economic models: a comprehensive strategic alliance model, under which we provide all of our practice management products and services under a single contract with one fee typically based on the practice’s financial performance, and our targeted physician services model, under which physicians purchase a narrower suite of services based on the types of services required by the practice. Most of our affiliated physicians are served through the comprehensive model that provides the services and resources necessary to offer patients integrated cancer care in the community setting. That offering includes management services and financial and operational resources, as well as the opportunity to collaborate with colleagues throughout the country on clinical research and the accelerated use of evidence-based oncology treatments.

However, we also offer our services through targeted arrangements where a subset of our comprehensive services, including supplying oncology pharmaceuticals, disease management, electronic medical records and research, can be obtained separately on a fee-for-service basis. These targeted arrangements are designed to meet the needs of oncology practices that may not be well-suited for a comprehensive management arrangement but still value a narrower scope of our services.

In addition to assisting physicians in addressing the challenges faced by their practices, we use the insight gained from working with these practices to assist payers and pharmaceutical manufacturers in improving patient access to high quality cancer care and the effectiveness of the care delivery system.

Our reimbursement expertise helps providers, payers and pharmaceutical manufacturers realize cost efficiency and predictability in a largely unpredictable field of medicine. Innovent Oncology addresses the payer’s need to avoid the unnecessary costs of care while ensuring the highest level of clinical quality. Innovent Oncology combines Level I Pathways, evidence-based treatment protocols developed by network physicians for commonly-treated cancers, with iKnowMed, our electronic medical records system that supports the review of treatment patterns and outcomes. Innovent Oncology includes oncologist-directed disease management and robust patient support services, such as experienced oncology nurses and standardized educational materials, to aid in patient understanding of treatment protocols and potential side-effects to help reduce occurrences of avoidable medical interventions. Innovent Oncology also assists patients with incurable or late-stage disease with end-of-life planning to meet their individual physical, mental, social and spiritual needs. Appropriate advanced care planning avoids unnecessary treatments that both diminish the patient’s quality of life and consume healthcare resources in an inefficient manner.

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

Our Physician Relationship Models

Comprehensive Strategic Alliance

Under our comprehensive services model known as a comprehensive strategic alliance, we own or lease all of the real and personal property used by our affiliated practices. In addition, we generally manage the non-medical business operations of our affiliated practices and facilitate communication with our affiliated physicians. Each management agreement contemplates a policy board consisting of representatives from us and the affiliated physician practice. The responsibilities of each board include strategic planning, decision-making and preparation of an annual budget for that practice. While both we and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. We are responsible for non-medical decisions, including facilities management and information systems management.

Under most of our comprehensive strategic alliances, we are compensated under the earnings model. Under that model, we account for all expenses that we incur in connection with managing a practice, including rent, pharmaceutical expenses, and salaries and benefits of non-physician employees of the practices, and are paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the year ended December 31, 2009, 73.7% of our revenue was derived from comprehensive strategic alliances related to practices managed under the earnings model. Our other comprehensive strategic alliances are on a fixed management fee basis, as required in some states.

Targeted Physician Services

Our services are increasingly being offered through targeted arrangements where a subset of the services offered through our comprehensive strategic alliances are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 15.6% of our revenue during the year ended December 31, 2009 which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses. A smaller portion of our revenue from targeted arrangements was payment for other services we provide. Rates for our services typically are based on the level of services desired by the practice.

Our Operating Segments

We provide the services described above through four operating segments: medical oncology services, cancer center services, pharmaceutical services and research/other services. Each of our operating segments is described in greater detail below.

We provide management services to practices under comprehensive strategic alliances in both our medical oncology and cancer center services segments. Our management services are intended to support affiliated physicians provide high quality, integrated and advanced cancer care. Both medical oncology and cancer center services may be provided under the same arrangement to provide comprehensive practice management services with the differentiation between these segments relating to the nature of cancer care being supported. Medical oncology services typically relate to the support of physicians who provide chemotherapy and drug administration, while cancer center services typically relate to physicians performing radiation treatments and diagnostic radiology.

Our practice management services are designed not only to encompass all non-clinical aspects of managing an oncology practice but also to assist affiliated practices developing and executing long-term strategies for their success. We believe our fee arrangements, which are typically based on a percentage of the affiliated practice’s earnings, effectively align our interests and long-term objectives with those of our comprehensively managed practices.

We work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, providing customized electronic medical records and information systems, and obtaining nationally-negotiated supply arrangements. We also assist in recruiting additional physicians into our groups, including those from established practices and newly qualified oncologists. In 2009, approximately 60 oncologists were recruited to join one of our existing affiliated groups. We believe that a substantial portion of newly qualified oncologists entering private practice join one of our affiliated groups. We also assist affiliated groups through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of our network.

We work with practices to establish operating plans, determine goals, set strategic direction and assess the viability of capital projects or other initiatives to position them for long-term growth. Our network technology infrastructure provides a common platform that facilitates clinical collaboration among physicians, including virtual tumor boards where challenging cases and treatments can be discussed among peers. In addition, this infrastructure allows for the accumulation of financial information that can be used to establish key performance metrics, benchmark practice results, identify opportunities to enhance performance and develop best operating practices. We also provide a voice in Washington, D.C. for our affiliated practices and advocate on their behalf, and on behalf of their patients, with state agencies and lawmakers.

In addition, our management services are designed to encompass all non-clinical aspects of managing an oncology practice, allowing affiliated physicians to spend more time providing care to patients. These services include accounting, billing and collection, personnel management, payroll, benefits administration, risk management and compliance.

Medical Oncology Services

In addition to the practice management services described above, we provide pharmaceutical services to physicians that have affiliated under comprehensive strategic alliances.

Pharmaceuticals are the central component of medical oncology practices and by far their largest expense. For this reason, we have worked to develop core competencies in purchasing, distributing and managing oncology pharmaceuticals for medical oncologists. Central to the pharmaceutical services we provide is our ability to obtain drug pricing on more favorable terms than would otherwise be available to our affiliated practices on an individual basis. Because of the significant size and scale of our network, we negotiate all pharmaceutical purchases directly with drug manufacturers and are generally able to procure market-differentiated pricing. In addition, we work with affiliated practices to implement efficient operating processes to manage inventory, eliminate waste and enhance product safety.

The majority of pharmaceuticals we purchase are delivered to the affiliated practices where they are mixed, when required, by pharmacists, pharmacy technicians or nurses employed by the affiliated practices and administered to patients at the practice. A small percentage of pharmaceuticals we purchase are dispensed to patients at our network pharmacies to be used on an outpatient basis. As of December 31, 2009, our network includes 46 licensed pharmacies (located primarily in our cancer centers), 142 pharmacists and 360 pharmacy technicians. Where appropriate, we establish, or assist practices in establishing, retail pharmacy locations for oral and other self-administered therapies. The pharmacies serve as the recipients of, and distributors for, the pharmaceuticals used in treating our affiliated practices’ patients.

Participation in our network provides affiliated physicians access to the broad range of clinical insight that would not be available to them otherwise. We facilitate clinical collaboration among network affiliated physicians through coordinated national meetings and discussions regarding treatment protocols, drug effectiveness and other pharmacy-related issues, including support for a network-wide pharmacy and therapeutics committee consisting of our affiliated physicians and support for the development of our Level I Pathways. In addition, we provide data collection and analytical services for use by physicians and their clinical staff, pharmacists and patients, including comprehensive analyses of complex chemotherapy regimens and their efficacy, toxicity, convenience and cost. We also provide an oncology-specific electronic medical records system, known as iKnowMed. This system includes customized content and comprehensive implementation plans with onsite training and support aimed at improving patient care as well as practice efficiency inducing accurate and complete charge capture.

Cancer Center Services

We offer cancer center services to affiliated practices under our comprehensive strategic alliances. We believe that community-based care in an integrated setting is the best way to provide patients access to high quality, comprehensive and advanced cancer care. We encourage medical oncology practices with sufficient market presence to expand into diagnostic radiology and radiation therapy, which can be performed at our cancer centers, but not in a typical practice office. In addition to increasing patient access to high quality care, we believe that offering a broader range of services enhances a practice’s financial position by mitigating its financial exposure to changes in pharmaceutical economics.

As of December 31, 2009, we manage 83 integrated, community-based cancer centers, either outright or through joint ventures, of which we own 41 and lease 42. In addition, we manage 17 radiation-only facilities which are leased. We provide the development capital and manage all aspects of the cancer center development process in consultation with the practice, from deciding whether and where to build a cancer center, through permitting and regulatory issues, and through construction, development and operations.

Pharmaceutical Services

The pharmaceutical services provided through the medical oncology services segment described above are also available as a separate targeted service offering to medical oncologists that are not part of a comprehensive strategic alliance. These practices are contracted under a targeted physician services model which does not encompass all of our practice management services. Pharmaceutical services include:

•	Group Purchasing Organization, or GPO, services. We negotiate purchasing contracts with pharmaceutical manufacturers and other vendors, administer the contracts and provide related services.

•

Pharmaceutical Distribution services. Our distribution center increases the safety of drugs through a state-of-the-art e-Pedigree technology that tracks drug therapies from the manufacturer to the practice, ensuring that drugs administered to patients by our affiliated physicians are genuine and unadulterated. Located in Fort Worth, Texas, our distribution center supplied approximately 95% of the value of pharmaceuticals administered by our network of affiliated practices in 2009.

Through our pharmaceutical services segment, we also provide informational and other services to pharmaceutical manufacturers and payers:

•

Information, marketing and analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product-related services.

•

Reimbursement Support. To expand the services we offer pharmaceutical manufacturers, in July 2006, we acquired AccessMed™, a company that provides patient financial assistance and support services to assist pharmaceutical manufacturers in commercializing their products.

•

Oral Oncology Specialty Pharmacy. In August 2006, we launched our oral oncology specialty pharmacy and mail order business at our Fort Worth facility. This capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing power to reduce costs. The mail order service is an offering that is also available to patients outside of our affiliated network practices. In addition to providing patients with pharmaceuticals, we provide patient counseling services that are directed toward appropriate use of medications, side effects and complication monitoring and reimbursement issues.

•	Oncology Portal. In August 2009, we launched a website resource for the physician community and currently have over 800 physicians actively utilizing this community-based tool.

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

Computerized tomography, or CT, uses computer-intensive reconstruction techniques to create images of the body from X-rays. A CT scanner produces images that are tomographic, cross-sectional slices of the body, and the data from a CT scan can be enhanced in several ways to show internal structures in three dimensions. The speed of current CTs (and related image processors) allows oncologists to reconstruct the “slices” of the patient in any plane requested and use any slice thickness to help build a more definitive diagnosis of the patient’s disease state. CT images are used for diagnosis, tumor staging and as the data set for treatment planning for radiation treatments.

Positron emission tomography, or PET, is an imaging technique in which a radioactive substance, similar to glucose, is injected into a patient’s body. The radioactive substance can help in locating the tumor, because cancer cells consume glucose at a higher rate than other tissues in the body. By showing metabolic changes in tissues and tumors, PET scans provide a vital tool in cancer management and treatment. Unlike X-rays, CTs, ultrasounds and MRIs, PET does not show body structure (anatomy). Instead, PET reveals the chemical function (metabolism) of an organ or tissue. This is an important tool in cancer treatment since these metabolic changes often precede structural changes in the body related to the development of tumors. Consequently, PET enables physicians, in many cases, to assess the state of the disease and recommend treatment options earlier and more accurately.

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

In addition to diagnostic imaging technologies, we bring the latest in radiation treatment technologies to our practices, including intensity modulated radiation therapy, or IMRT, and image guided radiation therapy, or IGRT. IMRT allows radiation oncologists to more precisely target and regulate higher doses of radiation, which have a documented benefit while minimizing damage to surrounding healthy tissues. IMRT uses advanced computer technology to more precisely control the shape and intensity of a radiation beam than traditional 2D/3D radiation therapy. In some cases, IMRT allows a more aggressive radiation therapy approach to be used on certain tumors, such as those around the head, neck and spine, in which radiation treatment presents side effects with significant risk.

The next generational step in radiation therapy is the deeper integration of imaging and IMRT technologies. This emerging technique is called IGRT. This combination of technologies increases the ability of the radiation oncologist to deliver a high intensity radiation beam to the target site. Since many organs move between, and in some cases during, treatment the ability to properly align the target area immediately prior to delivering the radiation ensures that proper dose is delivered accurately and minimizes damage to surrounding tissue.

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

Numerous competitors provide market research consulting, data compilation and analysis services in the healthcare and pharmaceutical area that compete with our services. The quality of our data, depth of our analytical expertise and focus on oncology, are the principal differentiators in these areas.

Pharmaceutical Management

The specialty pharmaceutical industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Competitive drivers consist primarily of service and price. Some of our current and potential competitors include:

•

national wholesale distributors such as AmerisourceBergen and McKesson and their specialty pharmacy divisions, many of which have multiple service offerings to practices and pharmaceutical manufacturers;

•	group purchasing organizations such as International Oncology Network, or ION, Oncology Therapeutic Network, or OTN, and Oncology Supply;

•	pharmacy benefit management companies, such as CVS Caremark Corporation, Express Scripts, Inc., Medco Health Solutions, Incorporated and Gentiva Health Services, Inc.;

•	reimbursement services such as Lash Group and others;

•	data companies including both market research firms and companies who collect clinical data through an electronic medical record business;

•	pharmaceutical commercialization services;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	oncology education businesses;

•	pharmaceutical manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

•	hospital-based comprehensive cancer care centers and other alternate site healthcare providers.

Outpatient Healthcare Centers

Migration of outpatient radiation services to non-hospital locations is a growing trend but the sector is highly fragmented. We know of several other companies that are focused on outpatient radiation oncology centers. Many hospitals and regional medical centers also operate outpatient care centers offering primary care, urgent care, diagnostic imaging, minor surgery (known as ambulatory surgery centers or ASCs), and a range of other specialties, including oncology. Outpatient care providers compete based on services offered and the availability and price of new technologies. Although fragmented and predominantly locally focused, our strongest competitors are hospitals or joint ventures between hospitals and oncology practices that finance, build and operate comprehensive cancer centers adjacent to a large hospital or as a satellite location within the hospital system. Companies such as SurgiCare, Inc. (for ASCs) and Outpatient Imaging Affiliates, LLC and Radiation Therapy Services, Inc. (for diagnostic imaging and radiation therapy) also build and operate outpatient care centers, often in partnership with hospitals or HMOs. Some of these companies could attempt to enter or expand their presence in the oncology market.

Research Services

With respect to research activities, we compete with contract research organizations, other research networks and academic institutions. The contract research industry is fragmented, with several hundred small limited-service providers and several large full-service contract research organizations with global operations that may have access to greater financial resources. Research networks and academic centers may also have other sources of funding research efforts, such as grants and foundation support and, therefore may have greater ability to offer a lower price for services than we do.

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

Strategy and Development

Our mission is to enable physicians to provide the right treatment, at the right time, for the right patient. We strive to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, pharmaceutical manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. To realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers.

The focus of these efforts in 2010 will be to:

•

Continue to aggregate physicians into our network through providing our services through comprehensive and targeted relationships that suit the needs of prospective physician customers. These efforts will include:

•

Continuing to grow our network of affiliated physicians. We seek to enter into comprehensive strategic alliances with practices in new markets and those where we already have a regional presence. Entering new markets grows our national presence while taking advantage of the efficiencies that result from leveraging our existing regional and national infrastructure and capabilities. We also intend to expand our existing markets both by assisting practices with individual physician recruitment and by affiliating with already established practices.

•

Continue to deliver services to physicians through targeted offerings for those desiring access to a narrower suite of our services. We expect the demand for professional management of physician groups will continue and therefore we package four key services (Oncology Pharmaceutical Services, Innovent, iKnowMed and Research) into a targeted physician services offering. This offering is intended to complement the comprehensive strategic alliances model address the needs of mid-size practices (five to fifteen physicians) and is available as a suite of services customized to each practice’s priorities.

•

Assist affiliated groups through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of the our network. We also will assist affiliated groups to improve the efficiency of their practice operations through implementation of Lean Six-Sigma operating processes to improve the patient experience, revenue cycle processes and drug management.

•

Grow our services to pharmaceutical manufacturers. We work with pharmaceutical manufacturers in the development and commercialization of oncology pharmaceuticals. The US Oncology Research network provides pharmaceutical manufacturers with a centrally managed and efficient system for the clinical development of new therapies from Phase I through IV. Our Healthcare Informatics business collects and analyzes data to provide significant insight into drug performance and patient outcomes for ongoing product development and evaluation.

•

Expand Innovent Oncology, a service launched in 2008 that is specifically designed to bring physicians and payers together to provide the highest clinical quality while better managing the total cost of care through evidence-based treatment protocols and patient support services. This service addresses the payer’s need to avoid the unnecessary costs of care while ensuring the highest level of clinical quality by offering a comprehensive solution to the key cost drivers in cancer care: variable treatments, debilitating side effects that lead to emergency room visits and hospitalizations between treatments, and end of life treatment issues.

•

Expand access to information resources for physicians and patients. In 2009, we launched the Oncology Portal, a web-based cancer care community to provide oncologists and clinicians a platform to collaborate, share best practices and gain industry insight and education. In addition, we have recently acquired two organizations as part of our strategy to broaden our clinical resources, The Cure Media Group and NexCura, LLC. The Cure

Media Group’s publication, Cure magazine, focuses on recently diagnosed patients and currently has a circulation of 325,000. NexCura’s website provides tools used by over 150,000 patients and caregivers annually to generate personalized treatment information based on peer-reviewed clinical research.

Employees

As of December 31, 2009, we directly employed approximately 4,800 people and our affiliated practices managed under comprehensive strategic alliances employed approximately 4,900 people (excluding affiliated physicians). Under the terms of the comprehensive strategic alliances with the affiliated practices, we are responsible for the compensation and benefits of the practices’ non-physician medical personnel. None of our employees, including employees of any affiliated practice, is a member of a labor union or subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Intellectual Property

We have registered the service marks “US Oncology”, “Oncology Rx Care Advantage”, Innovent Oncology, iKnowMed and AccessMED with the United States Patent and Trademark Office. Other than the use of such marks, however, our business generally is not dependent upon any patents or licensed technology in operating our business.

Insurance

We and our affiliated practices maintain insurance with respect to professional liability, medical malpractice and associated vicarious liability risks on a claims-made basis in amounts believed to be customary and adequate. We are not aware of any outstanding claims or unasserted claims that are likely to be asserted against us or our affiliated practices, which would have a material impact on our financial position or results of operations.

We maintain all other traditional insurance coverages on either a fully insured or high deductible basis, using loss funds for any estimated losses within the retained deductibles.

Government Regulation

General

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we and our affiliated practices operate will not change significantly and adversely in the future. In general, regulation and scrutiny of healthcare providers and related companies are increasing. We expect the current administration and Congress will continue to focus and debate on healthcare issues and that regulation will continue to increase.

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

Privacy Security and Transaction Code Sets Regulations; Privacy Laws

The United States Department of Health and Human Services, or HHS, has issued regulations implementing the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act, or HIPAA, concerning the privacy and security of individually identifiable health information, and the use of standard transactions and code sets and National Provider Identifiers, or NPIs, for electronic transactions conducted by covered entities. The HIPAA privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including hospitals, physicians, pharmacies, group health plans and certain other healthcare providers) significant restrictions on the use and disclosure of individually identifiable health information. With the exception of the operation of certain pharmacies, most of our activities do not involve the provision of healthcare services and therefore we are not a so-called covered entity under the HIPAA privacy and security regulations. However, we act as a business associate of our affiliated physicians, and have therefore entered into agreements requiring us to meet certain requirements of the HIPAA privacy rule applicable to business associate arrangements. The HIPAA security regulations impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. In addition, as part of the American Recovery and Reinvestment Act, or ARRA, passed on February 17, 2009, HIPAA was amended, effective February 2010, so that business associates will have many of the same direct responsibilities under HIPAA as covered entities do. ARRA also imposed additional obligations to disclose security and privacy breaches of unsecured protected health information. The ARRA also included additional limitations on the use of patient healthcare information and expanded the potential liability exposure of HIPAA covered entities and business associates. The HIPAA regulations establishing electronic transaction and code set standards require that all healthcare providers use standard transactions and code sets when electronically submitting or receiving individually identifiable health information in connection with certain healthcare transactions. As a result of these HIPAA regulations, we have taken actions to ensure that information that is subject to the regulations and maintained on our computer networks is in compliance with applicable regulatory requirements. We believe that we are substantially in compliance with the HIPAA electronic transaction and code set standards and are capable of delivering HIPAA standard transactions electronically on behalf of ourselves and our affiliated physicians. We have provided guidance to our affiliated physicians regarding the NPI application and implementation processes and are monitoring progress towards the computer system upgrades and payer/clearinghouse testing necessary to implement NPIs in electronic HIPAA standard transactions on behalf of ourselves and our affiliated physicians. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of individually identifiable health information that are more stringent than comparable provisions under HIPAA. The finding of a violation of HIPAA or one of these state laws by us or our affiliated physicians could adversely affect our business. Unforeseen difficulties resulting in a failure by us or our affiliated physicians to timely implement HIPAA NPI requirements could delay the receipt of healthcare claims payments and could adversely affect our business. In addition, our failure to meet our business associate contractual obligations with our affiliated physicians could result in enforcement actions by regulatory authorities against our affiliated physicians or us. The impact of such regulatory enforcement actions or contractual terminations could adversely affect our business. In addition to privacy and security requirements under HIPAA, our affiliated practices and we, in our role as business manager, are subject to numerous other state and Federal laws relating to privacy and appropriate handling of confidential information. Our affiliated practices routinely collect personal and financial information about patients. We use and transmit such information in connection with obtaining reimbursement, billing and other activities. In the event of an inappropriate use or disclosure of such information, including an inadvertent one or one caused by a third party, we and our practices could be subject to disclosure obligations or other liability. Such obligations and liability can arise if it is determined that we or our affiliated practices failed to maintain adequate security for data, even if the actual disclosure or use was not by us. Although we maintain systems, policies and procedures designed to prevent inappropriate access, use or disclosure, we cannot assure you that these systems, policies and procedures will be totally effective, particularly in cases of deliberate wrongdoing by a third party.

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

Prohibitions of Certain Referrals

The Stark Law prohibits physician referrals of Medicare or Medicaid patients for certain “designated health services” to an entity with which the physician or his or her immediate family members have a “financial relationship”, unless the arrangement complies with an exception to the statute or implementing regulations. Laboratory services, radiation therapy services and supplies, certain diagnostic services, inpatient and outpatient hospital services and outpatient prescription drugs are among the designated health services to which the Stark Law applies. On September 5, 2007, the Centers for Medicare & Medicaid Services issued the third phase of its final regulations addressing physician self-referrals, which became effective December 4, 2007. Additional regulations were published on August 19, 2008, with effective dates of October 1, 2008 or October 1, 2009 (depending on the provision), and on November 19, 2008, with an effective date of January 1, 2009. These regulations and the previously issued first and second phases of the final regulations provide guidance as to the applicability of the Stark Law to certain arrangements that may be relevant to the operations of our affiliated physicians, including, among others, referrals by physicians for ancillary services in the context of the operation of a group practice and referrals by physicians for designated health services under certain employment and personal services arrangements. We and our affiliated practices were required to restructure certain of our joint venture and other contractual arrangements with other providers as a result of these regulations. A violation of the Stark Law is punishable by civil sanctions, including significant fines, a denial of payment or a requirement to refund certain amounts collected, and possible exclusion from participation in Medicare and Medicaid. A number of states have adopted laws and/or regulations that contain provisions that track, or are otherwise similar to, the Stark Law. The Stark Law and its implementing regulations apply directly to physicians and organizations to which they refer. With the exception of our pharmacy operations, the Stark Law does not apply directly to us under the comprehensive strategic alliances model. There can be no assurance, however, that interpretations of such laws will not indirectly affect our existing relationships with affiliated practices. In addition, to the extent that an affiliated physician practice were deemed to be in violation of the Stark Law, the failure to comply with the Stark Law could adversely impact the operations of such practice.

Pharmacy Regulation

Pharmacies often must obtain state licenses to operate and dispense drugs. In addition, our pharmaceutical service line, and our pharmacies in particular, are subject to the operating and security standards of the Food and Drug Administration, or FDA, the United States Drug Enforcement Administration, or DEA, various state boards of pharmacy and comparable agencies. Such standards affect the prescribing of pharmaceuticals (including certain controlled substances), operation of pharmacies (including nuclear pharmacies) and packaging and dispensing of pharmaceuticals. Violations of any of these laws and regulations could result in various penalties, including suspension or revocation of our licenses or registrations or monetary fees. Complying with the standards, especially as they change from time to time, could be costly for us and could limit the manner in which we implement this segment. While we believe that our arrangements with our affiliated practices comply with applicable laws and regulations, there can be no assurance that our pharmacy function will not subject us to additional governmental review or an adverse determination in the future.

Antitrust Inquiry

We and our affiliated practices are subject to a range of federal and state antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal, monopolistic practices, and division of markets. We believe we are in compliance with these laws, and while no bona fide challenge to the market share of our affiliated practices has been made, there can be no assurance that a review of us or our affiliated practices would not result in a determination that could adversely affect our operations and the operations of our affiliated practices.

The United States Federal Trade Commission, or FTC, and a state Attorney General have informed one of our affiliated physician practices that they have opened an investigation to determine whether a recent transaction in which another group of physicians became employees of that affiliated group violated relevant state or federal antitrust laws. In addition, the FTC has informed us that it intends to request information from us regarding our role in that transaction. The affiliated practice is in the process of responding to a request for information on this matter. At present, we believe that the scope of the investigation is limited to a single transaction, but we cannot assure you that the scope will remain limited. We believe that we and our affiliated physician practices comply with relevant antitrust laws. However, if this investigation were to result in a claim against us or our affiliated physician practice in which the FTC or Attorney General prevails, the resulting judgment could have a material adverse financial and operational effect on us or that practice, including the possibility of monetary damages or fines, a requirement that we unwind the transaction at issue or the imposition of restrictions on our future operations and development. In addition, addressing government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Furthermore, because of the size and scope of our network, there is a risk that we could be subjected to greater scrutiny by government regulators with regard to antitrust issues.

Reimbursement Requirements

In order to participate in the Medicare and Medicaid programs, our affiliated practices must comply with stringent reimbursement regulations, including those that require certain healthcare services to be conducted “incident to” or otherwise under a physician’s supervision. Different states also impose differing standards for their Medicaid programs, including utilizing an actual-cost-based system for reimbursement of pharmaceuticals instead of average-sales-price-based methodologies. Satisfaction of all reimbursement requirements is required under our compliance program. The practices’

failure to comply with these requirements could negatively affect our results of operations. Recently, the federal government conducted a pilot program in which third party contractors were retained to audit requests for reimbursement from governmental programs and were paid based upon recovery of inappropriate payments. Section 302 of the Tax Relief and Health Care Act of 2006 made the recovery audit contractor, or RAC, program permanent and requires HHS to expand the program to all states by no later than 2010. These contractors are empowered to withhold future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules.

Pharmaceutical Distribution Operations

The FDA, DEA and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of these substances are required to register for permits, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. In addition, several states are implementing requirements that distributors verify and maintain standards as to the pedigree of drug shipped and are moving towards electronic (e-Pedigree) requirements in this area. The FDA, DEA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these regulations. We have received all necessary regulatory approvals and believe that we are in substantial compliance with all applicable pharmaceutical wholesale distribution requirements.

Enforcement Environment

In recent years, federal and state governments have launched several initiatives aimed at uncovering behavior that violates the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. See “Item 3. Legal Proceedings.” Such laws require physicians to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for medical services by government payers. Our compliance program requires adherence to applicable law and promotes reimbursement education and training; however, because we perform services for our practices, it is likely that governmental investigations or lawsuits regarding practices’ compliance with reimbursement requirements would also encompass our activities. A determination that billing and coding practices of the affiliated practices are false or fraudulent could have a material adverse effect on us.

We and our affiliated physicians are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare and Medicaid and other governmental programs and third party payers that contain false or fraudulent information. See “Item 3. Legal Proceedings.” The federal False Claims Act encourages private individuals to file suits on behalf of the government against healthcare providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated healthcare providers are often unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in (i) exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or (ii) significant financial or criminal sanctions (including treble damages), resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the federal False Claims Act. Criminal provisions that are similar to the federal False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined. The recently enacted Fraud Enforcement and Recovery Act of 2009, or FERA, simplified and expanded the principal liability provisions of the federal False Claims Act and appropriated over $500 million for federal law enforcement authorities to combat financial fraud in 2010 and 2011. Some states also have enacted statutes similar to the federal False Claims Act which may include criminal penalties, substantial fines, and treble damages.

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

Commercial payers continue to seek to negotiate lower levels of reimbursement for cancer care services, with a particular focus on reimbursement for pharmaceuticals. A disproportionate majority of affiliated practices’ profitability is attributable to reimbursement from commercial payers. There is a risk that commercial payers will seek reductions in pharmaceutical reimbursement similar to those included in the recent decisions by Medicare and Medicaid, formally the Centers for Medicare and Medicaid Services, or CMS, and in federal legislation discussed below. Any reductions in reimbursement levels could harm us and our affiliated physicians. In addition, several payers are trying to implement Mandatory Vendor Imposition programs under which cancer patients or their oncologists would be required to obtain pharmaceuticals from a third-party. That third-party, rather than the oncologist, would then be reimbursed. Private payers have the ability to implement such programs through benefit designs that offer patients significant incentives to receive drugs in this fashion as well as through negotiations with practices. As described below, HHS was required to implement a program under which oncologists may elect to receive drugs from a Medicare contractor, rather than purchase drugs and seek reimbursement. If such a program is successfully implemented for Medicare, private payers may follow. Commercial payers are also attempting to reduce reimbursement for other services, such as diagnostic imaging tests, by requiring that such tests be performed by specific providers within a given market or otherwise limiting the circumstances under which they will provide reimbursement for those services. In the event that payers succeed with these initiatives, our practices’ and our results of operations could be adversely affected.

Changes in Medicare reimbursement may continue to adversely affect our results of operations.

Government organizations, such as CMS are the largest payers for our collective group of affiliated practices. For the years ended December 31, 2009, 2008 and 2007, the affiliated practices under comprehensive strategic alliances derived 39.2%, 38.2% and 37.8%, respectively, of their net patient revenue from services provided under the Medicare program (of which 6.9%, 5.5% and 3.8%, respectively, relates to Medicare managed care programs). As such, changes in Medicare reimbursement practices have been initiated over the past several years, are continuing through 2009, and may adversely affect our results of operations. Several changes which have and may continue to adversely affect us include:

•	Changes in Medicare’s average sales price, or ASP, reimbursement methodology and rates for oncology pharmaceuticals administered in physicians’ offices;

•	Implementation of the Competitive Acquisition Program, or CAP, which began August 1, 2006 should any affiliated practices elect to participate in this program;

•	CMS changes to the Practice Expense, or PE, Methodology for non-drug services reimbursement which is being phased in from 2007 to 2010;

•	Change in Medicare fee schedule conversion factors;

•

Capping of Medicare imaging reimbursement at the lower of Hospital Outpatient Prospective Payment System, or HOPPS, rates or Physician Fee Schedule, or PFS, or National Payment Amounts under the Deficit Reduction Act, or DRA; and

•

A National Coverage Determination, or NCD, issued by the CMS on July 30, 2007 eliminating coverage of erythropoiesis-stimulating agents, or ESAs, for patients with certain types of cancer or receiving certain types of drug therapy, and limiting coverage of ESAs in certain other circumstances, and subsequent label change by the FDA including similar restrictions, which are discussed in greater detail below.

The Obama administration has identified healthcare as a policy priority and has released an outline of its healthcare policy initiatives as they relate to the 2010 federal budget. The outline identifies guiding principles for healthcare reform and spending, which include increasing access to and affordability of healthcare, primarily by ensuring access to health insurance, increasing effectiveness of care, through effective use of technology and an emphasis on evidence-based medicine, maintaining patient choice, emphasizing preventive care and enhancing the fiscal sustainability of the U.S. healthcare system. Specific initiatives described in the outline include reducing drug costs for federal programs by increasing availability of generics and increasing the Medicaid rebates payable by pharmaceutical manufacturers to states, increasing incentives to reduce unnecessary variability in treatment and to practice evidence-based medicine, incentivizing the use of electronic medical records and other technology, and reducing unnecessary or wasteful spending. Similarly, some states in which we operate have undertaken, or are considering, healthcare reform initiatives that also address these issues. Currently, the matter of healthcare reform continues to be debated by lawmakers and we are unable to provide guidance on what the final legislation will be and how it will impact us. While many of the stated goals of the administration’s initiatives are consistent with our own mission to increase access to care that is effective, efficient and based upon the latest available scientific evidence, additional regulation and continued fiscal pressure may adversely affect our business.

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

FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy, or REMS, for ESAs. A proposed REMS for ESAs was filed by ESA manufacturers with the FDA in August 2008 and approved on February 16, 2010 to become effective on March 24, 2010. The REMS is focused on ESA prescribing guidelines and requires additional patient consent, education requirements, medical guides and physician registration over a one year period beginning on March 24, 2010. The REMS also outlines additional procedural steps that will be required for qualified physicians to prescribe ESAs for their patients.

Operating income attributable to ESAs administered by our network of affiliated physicians decreased $9.5 million and $25.9 million during the years ended December 31, 2009 and 2008, respectively. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the targeted physician services model, as well as distribution and group purchasing fees received from pharmaceutical manufacturers. As the NCD was effective July 30, 2007, the impact of reduced ESA utilization was not fully reflected in the results for the last half of 2007. In addition, there was a net increase in ESA pricing, the impacts of which are included in the 2008 financial results.

We believe a possible impact of the REMS could be further reductions in ESA utilization. The significant decline in ESA usage has had a significant adverse affect on our results of operations, and, particularly, our Medical Oncology Services and Pharmaceutical Services segments, and we cannot assure you that a further decline will not occur. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with us and lead to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs may adversely impact our ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact our ability to obtain acceptable credit terms from pharmaceutical manufacturers, including pharmaceutical manufacturers of products other than ESAs.

Continued review of pharmaceutical companies and their pricing and marketing practices could result in lowered reimbursement for pharmaceuticals and adversely affect us.

Continued review of pharmaceutical companies by government payers could result in lowered reimbursement for pharmaceuticals, which could harm us. Because Medicare reimbursement is no longer based on average wholesale price, or AWP, governmental scrutiny of AWP, which has been a focus of several investigations by government agencies may be expected to decline. However, many state Medicaid programs continue to reimburse for drugs on an AWP-based model. Moreover, existing and prior lawsuits and investigations regarding AWP have resulted and could continue to result in significant settlements that include corporate integrity agreements affecting pharmaceutical manufacturer behavior. Corporate integrity agreements subject healthcare providers, including pharmaceutical manufacturers, to burdensome and costly monitoring and reporting requirements to the Office of Inspector General of the HHS. Additionally, many of the concerns of government agencies will continue to apply under any reimbursement model. Because our network is a significant purchaser of pharmaceuticals, the other services we provide to, and relationships we have with pharmaceutical manufacturers, could be subject to scrutiny to the extent they are not viewed as bona fide arms length relationships or are inappropriately linked to pharmaceutical purchasing. Furthermore, possibly in response to such scrutiny as well as significant adverse coverage by the media, some pharmaceutical manufacturers could alter pricing or marketing strategies that increase the cost of pharmaceuticals to oncologists, which in turn could adversely affect us. Finally, because our network of affiliated practices participates in a group purchasing organization that is a significant purchaser of pharmaceuticals paid for by government programs, we or our network of affiliated practices have become involved in these investigations or lawsuits, and are the target of such pharmaceutical-related scrutiny. Any of these events could have a material adverse effect on us.

ASP-based reimbursement could make it more difficult for us to obtain favorable pricing from pharmaceutical companies.

Historically, one of our key business strengths has been our ability to obtain pricing for pharmaceuticals that we believe is better than prices widely available in the marketplace. Starting January 1, 2005, Medicare began reimbursing for oncology pharmaceuticals based on 106% of the average price at which pharmaceutical companies sell those drugs to oncologists and other users, so that any discount to any purchaser would have the effect of reducing reimbursement for drugs administered in all physician offices. We believe that this change has made pharmaceutical companies more reluctant to offer market-differentiated pricing to us or reduced the degree of such differentiation. Any decrease in our ability to obtain pricing for pharmaceuticals that is more favorable than the market as a whole could adversely affect our ability to attract new customers and retain existing customers, particularly under our targeted physician services model, and could adversely affect our business and results of operations.

Continued migration from branded to generic pharmaceuticals may negatively impact our operating results.

The Company continues to experience a shift of certain branded single source drugs to generic status. For each newly generic drug, the Company’s earnings typically temporarily increase because drug cost declines significantly, while reimbursement remains at the branded price for a period of months. However, after reimbursement adjusts, the Company’s earnings with respect to a generic drug are typically significantly lower than the earnings from a branded pharmaceutical. The timing and impact of a particular pharmaceutical becoming available in generic form is difficult to predict because of potential delays resulting from legal challenges that often arise in connection with the introduction of new generic compounds and uncertainty regarding how generic products will be priced in the marketplace. However, the Company has identified three currently branded products, which represent approximately 11% of its revenue related to pharmaceuticals, which may become available in generic form during the year ending December 31, 2010.

In addition, certain pharmaceuticals that become available in generic form may revert back to the branded product as a result of settlements between generic and branded pharmaceutical manufacturers related to patent enforceability and other matters. Due to uncertainty regarding the price, timing and duration of potential reentry of branded products, we cannot estimate the financial impact of such changes.

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

These federal and state laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. In addition, federal and state agencies responsible for enforcement and interpretation of these laws, as well as courts, continue to issue new interpretations and change prior interpretations of these laws, including some changes that may have an adverse impact on our operations or require us to alter certain of our business arrangements. While we believe that we are currently in compliance in all material respects with applicable laws and regulations, a determination that we have violated these laws, or the public announcement or perception that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations. In addition to our affiliated practices, hospitals and other healthcare providers with which we, or our affiliated practices, have entered into various arrangements are also heavily regulated. To the extent that our arrangements with these parties or their independent activities fail to comply with applicable laws and regulations, our business and financial condition could be adversely affected. For a more complete description of these regulations, see “Business—Government Regulation.”

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

During 2009, approximately 70% of the patient revenue generated by our affiliated practices under comprehensive strategic alliances was attributable to pharmaceuticals. Under the comprehensive strategic alliances, our medical oncology revenues are dependent on the earnings of our affiliated practices related to pharmaceuticals. Under the targeted physician services model, our revenues are dependent on use of pharmaceuticals by affiliated practices. Because revenues attributable to pharmaceuticals and our ability to procure pharmaceuticals at competitive prices are such a significant part of the affiliated practices’ earnings and, consequently, our revenues, factors that adversely affect those revenues, such as changes in reimbursement or usage, or the cost structure underlying those revenues are likely to adversely affect our business.

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

We derive a substantial portion of our revenue and profitability from the utilization of a limited number of pharmaceutical products manufactured and sold by a very limited number of, or in several cases, a single manufacturer. During 2009, approximately 40% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five pharmaceutical manufacturers. Included among these are ESAs, which accounted for 5.3% of our 2009 revenue and a larger proportion of our earnings before interest, taxes, depreciation and amortization, or EBITDA, and net income. In addition, a limited number of pharmaceutical manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these pharmaceutical manufacturers are typically for one to three years but are cancelable by either party without cause. Further, several of the agreements provide favorable pricing that can be adjusted periodically based on specified volume levels, growth levels, or a specified level of use of a specific drug as a percentage of the overall use of drugs within a given therapeutic class.

In some cases, compliance with the contract is measured on a quarterly basis and pricing concessions are given in the form of rebates payable at the end of the measurement period. Unanticipated changes in usage patterns, including changes in reimbursement policies such as those which may affect ESAs or the introduction of standardized treatment regimens or clinical pathways that disfavor a given drug, could result in lower-than-anticipated utilization of a given pharmaceutical product, and cause us to fail to attain the performance levels required to earn rebates. A departure of a significant number of physicians from our network could also cause us to fail to reach contract targets. Failure to attain performance levels could result in our not earning rebates, including cost-reductions that may already have been reflected in our financial statements. Furthermore, certain pharmaceutical manufacturers pay rebates under multi-product agreements. Under these types of agreements, our pricing on several products could be adversely impacted based upon our failure to meet predetermined targets with respect to any single product. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our revenues are represented by our affiliate practice, Texas Oncology, P.A., or Texas Oncology. A deterioration of our relationship with this practice or any adverse effects on this practice could significantly harm our business.

One affiliated practice, Texas Oncology, represented approximately 25% of our revenue for the years ended December 31, 2009, 2008 and 2007. We perceive our relationship with this practice to be positive, however if the relationship were to deteriorate, or the practice were to disaffiliate, we would experience a material, adverse impact on our results of operations and financial condition.

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

Specifically, we are involved in litigation with a practice in Oklahoma that was affiliated with us under the net revenue model (a subset of what is now the comprehensive strategic alliance model) until April, 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. We expect these hearings to occur in 2010. Because of the need for further proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At December 31, 2009, the total receivable owed to us of $22.4 million is reflected on our balance sheet as other assets. Currently, a deposit of approximately $14.8 million is held in an escrowed bank account into which the practice has been making monthly deposits as required. In late 2009, the practice filed a motion to discontinue the monthly deposits and until a ruling is made the requirement has been suspended. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded as other noncurrent assets at December 31, 2009. Accordingly, we expect to realize the amount that we believe to be owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. We expect to continue to incur expenses in connection with our litigation with the practice.

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

See Part I, Item 3 – Legal Proceedings for description.

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

We facilitate negotiation of commercial payer contracts and advise our affiliated physicians accordingly under our comprehensive strategic alliance model. Commercial payers, such as managed care organizations, often request fee structures or alternative reimbursement methodologies that could have a material adverse effect on our affiliated physicians and therefore, on our operating results. Reductions in reimbursement rates for services offered by our affiliated physicians and other commercial payer cost containment measures could affect our liquidity and results of operations with respect to our comprehensive strategic alliances.

We may encounter difficulties in managing our network of affiliated practices.

We do not control the practice of medicine by the physicians or their compliance with regulatory and other requirements directly applicable to the practices. At the same time, an affiliated practice may have difficulty in effectively governing the practices of its individual physicians. In addition, we have only limited control over the business decisions of the practices even under the comprehensive strategic alliance model. As a result, it is difficult to implement standardized practices across the network, and this could have an adverse effect on cost controls, regulatory compliance, business strategy, our profitability and the strength of our network.

Loss of revenues or a decrease in income of our affiliated practices, including as a result of cost containment efforts by third-party payers, could adversely affect our results of operations.

Our revenue currently depends on revenue generated by affiliated practices. Loss of revenue by the practices could seriously harm us. It is possible that our affiliated practices will not be able to maintain successful medical practices. In addition, our fees under comprehensive strategic alliances and our ability to collect fees under our targeted physician services model depend upon the profitability of the practices. Any failure by the practices to contain costs effectively will adversely impact our results of operations. Because we do not control the manner in which our practices conduct their medical practice (including drug utilization), our ability to control costs related to the provision of medical care is limited. Furthermore, the affiliated practices face competition from several sources, including sole practitioners, single and multi-specialty practices, hospitals and managed care organizations. We have limited ability to discontinue or alter our service arrangements with practices, even where continuing to manage such practices under existing arrangements is economically detrimental to us.

Physician practices typically bill third-party payers for the healthcare services provided to their patients. Third-party payers such as private insurance plans and commercial managed care plans negotiate the prices charged for medical services and supplies in order to lower the cost of the healthcare services and products they pay for and to shift the financial risk of providing care to healthcare providers. Third-party payers can also deny reimbursement for medical services and supplies by concluding that they believe a treatment was not appropriate, and these reimbursement denials are difficult to appeal or reverse. Third-party payers are also seeking to contain costs by moving certain services, particularly pharmaceutical services, outside of the physician’s office. We believe that self-injectable supportive care drugs used by oncologists, which account for approximately 9% of the pharmaceutical revenue generated by our affiliated practices in 2009, are particularly susceptible to this trend. Also, any adverse impact on the financial condition of a third party payer could subject receivables from that payer to greater collection risk. Our affiliated practices also derive a significant portion of their revenues from governmental programs. Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For 2009, the affiliated practices under comprehensive strategic alliances derived 39.2% of their net patient revenue from services provided under the Medicare program (of which 6.9%, relates to Medicare managed care). Reimbursement by governmental programs generally is not subject to negotiation and is established by governmental regulation. There is a risk that other payers could reduce rates of reimbursement to match any reduction by governmental payers. Our management fees under the comprehensive strategic alliance model are dependent on the financial performance of the practices and would be adversely affected by a reduction in reimbursement. From time to time, due to market conditions and other factors, we may also renegotiate our management fee arrangements, reducing our management fee income. In addition, to the extent physician practices affiliated with us under a targeted physician services model are impacted adversely by reduced reimbursement levels, our business could be harmed generally and receivables owed to us by those practices could be subject to greater credit risk.

The development or operation of cancer centers could cause us to incur unexpected costs, and our existing or future centers may not be profitable.

The development and operation of integrated cancer centers is subject to a number of risks, including not obtaining regulatory permits or approval, delays that often accompany construction of facilities and environmental liabilities related to the disposal of radioactive, chemical and medical waste. Our strategy includes the development of additional integrated cancer centers. As of December 31, 2009, we have two cancer center under construction, and several others in various planning stages. Any failure or delay in successfully building new integrated cancer centers, as well as liabilities from ongoing operations, could seriously harm us. New cancer centers may incur significant operating losses during their initial operations, which could materially and adversely affect our operating results, cash flows and financial condition. In addition, in some cases our cancer centers may not be profitable enough for us to recover our investment. We may decide to close or sell cancer centers, either because of underperformance or other market developments.

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

The healthcare industry is characterized by delays that can be as much as three to six months between when services are provided and when the reimbursement or payment for these services is received. Under our comprehensive strategic alliances, our working capital is dependent on such collections. Although we believe our collection experience is generally consistent with that of the industry, industry reimbursement practices make working capital management, including prompt and diligent billing and collection, an important factor in our results of operations and liquidity. At practices affiliated under the targeted physician services model we do not control the billing and collection function and reduced liquidity could adversely affect their ability to pay amounts owed to us. We cannot provide assurance that trends in the industry or in the economy generally will not further extend the collection period and negatively impact our or their working capital.

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

Under targeted physician service relationships, our agreements with affiliated practices have shorter terms than our comprehensive strategic alliances, and we have less input with respect to the business operations of the practices.

Currently, most of our revenues are derived from providing comprehensive management services to practices under long-term agreements that generally have 10 to 40 year initial terms and that are not terminable except under specified circumstances. Agreements under our comprehensive strategic alliance model allow us to be the exclusive provider of management services, including all services contemplated under the targeted physician services structure, to each of the affiliated practices. In addition, under those agreements, the affiliated practices are required to bind their physicians to specified employment terms or restrictive covenants. Under the targeted physician services structure, our agreements with affiliated practices have 1 to 3 year terms, and are more easily terminable. A number of the other input mechanisms that we currently have with respect to affiliated comprehensive strategic alliance practices do not exist under our targeted physician services model. This may increase the ability of affiliated practices to change their internal composition to our detriment and may result in arrangements that are easier for individual physicians and practices to exit, exposing us to increased credit risk and competition from other companies, especially in the pharmacy services sector. Departure of a significant number of physicians or practices from participation in our targeted physician services structure could harm us. These risks will increase as we grow our business under the targeted physician services structure.

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

Our assessment as of December 31, 2009 indicated that our internal control over financial reporting is effective. However, in the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if, for the year ending December 31, 2010, our independent registered public accounting firm is unable to express an opinion that our internal controls are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our cost of financing or our ability to obtain financing.

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

Any downturn in the economy could result in a reduction in the ability of our affiliated practices’ patients to pay co-insurance amounts or deductibles. In addition, increased unemployment will likely result in an increase in the number of patients not covered by adequate insurance. Even for patients who are insured, in the event a significant third party payer, such as an insurance company or self-funded benefit plan of another organization, encounters significant deterioration in its financial condition, receivables from such payer or other organization could be subject to delay or greater risk of uncollectibility. While we provide services to physician practices throughout the United States, individual physician practices typically have a local customer and, to a lesser extent, payer base. Therefore, we would expect that practices located in regions or localities disproportionally affected by an economic downturn, would be particularly adversely affected by such trends and, in fact, we believe that such practices are already experiencing a rise in uncollectibility.

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

Climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our business.

In addition to the possible direct economic impact that climate change could have on us, climate change mitigation programs and regulation could increase our costs. For example, we believe that there is a potential for higher energy costs driven by climate change regulations. Our costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be sure that our plans will fully protect us from all such disasters or events.

Risks Relating to our Capitalization

Our substantial indebtedness could adversely affect our financial condition and restrict our current and future operations.

We have a significant amount of indebtedness. As of December 31, 2009, our total debt was approximately $1,578.8 million, including indebtedness of US Oncology Holdings, Inc in the amount of $494.0 million and obligations of US Oncology, Inc. in the amount of $1,084.9 million. On August 26, 2009, we terminated our then existing senior secured credit facility and entered into a new senior secured revolving credit facility which allows us to borrow up to $120.0 million (under which availability has been reduced by $30.4 million for outstanding letters of credit as of December 31, 2009). Our total debt as of December 31, 2009 excludes $89.6 million of unused commitments under our senior secured revolving credit facility. Our substantial indebtedness could have important consequences by adversely affecting our financial condition and thus making it more difficult for us to satisfy our obligations, make strategic investments, increase our service offerings or expand our network of affiliated practices. Our substantial indebtedness could:

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

We may be able to incur significant additional indebtedness in the future. Although the indenture governing the 9.125% senior secured notes, the indenture governing the 10.75% senior subordinated notes, the indenture governing Holdings’ senior unsecured floating rate toggle notes and the credit agreement governing our senior secured revolving credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. On August 26, 2009, we terminated our then existing senior secured credit facility and entered into a new senior secured revolving credit facility which will allow us to borrow up to $120.0 million (under which availability has been reduced by $30.4 million for outstanding letters of credit as of December 31, 2009). As of December 31, 2009, our senior secured revolving credit facility provided for unused commitments of $89.6 million.

Pursuant to the indenture governing Holdings’ senior floating rate PIK toggle notes due 2012, we may elect not to pay cash interest due on the Holdings notes on any interest payment date and may instead elect to pay the interest due by increasing the principal amount of the notes, known as PIK interest. In addition, we may be prohibited from paying cash interest on the Holdings notes. US Oncology’s senior notes and senior subordinated notes also limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of December 31, 2009, US Oncology had the ability to make $26.5 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by an amount equal to 50 percent of US Oncology’s net income (as defined in the indenture governing the senior notes and senior subordinated notes) and be reduced by (i) the amount of any restricted payments made and (ii) net losses of US Oncology. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on its notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest (see Note 7 – Indebtedness). However, pursuant to the terms of those notes, the interest installment due on September 15, 2007 was paid in cash and subsequently we have settled $69.0 million of interest, including $37.2 million during 2009, by increasing the principal amount of the outstanding Holdings notes. We have also elected to settle the interest payment due March 15, 2010 entirely by increasing the principal amount of the outstanding Holdings notes by approximately $15.7 million. The failure to pay cash interest on the notes on any interest payment date (other than the first interest payment date) does not constitute an event of default under the indenture governing the notes. Under such circumstances, interest will be paid in the form of PIK interest by increasing the principal amount of the Holdings notes thus increasing our overall indebtedness.

We do not expect to service the Holdings notes in cash and, accordingly, the outstanding balance that will mature on March 15, 2012 will likely be increased due to the issuance of additional notes to settle interest obligations. Assuming that we elect to settle all future interest payments in kind, and that London Interbank Offered Rate, or LIBOR, interest rates do not change significantly from current levels, the outstanding Holdings notes could increase to approximately $584 million at maturity. An increase in LIBO rates of 1.00% would increase the amount due at maturity to approximately $596 million. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase. In addition, such new debt could be incurred by our subsidiaries, including US Oncology, and, as a result, the Holdings notes would be structurally subordinated to such new indebtedness.

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

On August 26, 2009, we terminated our then-existing senior secured credit facility and entered into a new senior secured revolving credit facility. As of December 31, 2009, our cash on hand and unused commitments under our senior secured revolving credit facility were $161.8 million and $89.6 million, respectively. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. In addition, the payment and reimbursement practices in our industry require significant amounts of working capital because of delays that often occur between the time that a claim is submitted for payment and the date payment is actually received. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under the notes. Additionally, any downgrades to our credit rating may increase the cost and reduce the availability of any refinancing.

We must refinance existing indebtedness. Failure to do so could have a material adverse effect upon us.

The maturities of our 10.75% senior subordinated notes and our 9.625% senior subordinated notes are August 15, 2014 and February 1, 2012, respectively. In addition, the maturity of the senior unsecured floating rate toggle notes of Holdings is March 15, 2012 and the maturity of our senior secured revolving credit facility is August 31, 2012. Based on our financial projections, we will not be able to satisfy all of our and Holdings’ scheduled maturities through cash on hand and cash generated through operations. We cannot assure you that we will be able to refinance this indebtedness, or whether any refinancing will be on commercially reasonable terms. Our ability and Holdings’ ability to complete a refinancing of any of such indebtedness is subject to a number of conditions beyond our control. If we or Holdings are unsuccessful, the lenders under our senior secured revolving credit facility, the holders of any of our notes and the holders of Holdings’ notes could demand repayment of the indebtedness owed to them on the relevant maturity date.

Fluctuations in interest rates could adversely affect our liquidity and ability to meet our debt service obligations.

Holdings’ senior unsecured floating rate toggle notes bear interest at variable interest rates. As of December 31, 2009, $494 million aggregate principal amount of such indebtedness was outstanding. Holdings has entered into an interest rate swap agreement with respect to such indebtedness, fixing the LIBOR base rate at 4.97% through maturity. Holdings’ Consolidated Balance Sheets as of December 31, 2009 and 2008 include a liability of $32.9 million and $30.5 million, respectively, to reflect the fair market value of the interest rate swap as of that date. Holdings relies on distributions from US Oncology and its subsidiaries to make any payments on the interest rate swap. Furthermore, the interest rate swap is secured ratably with the senior secured revolving credit facility. To the extent market interest rates continue to decrease (or stay at the current levels), Holdings may experience difficulty making scheduled payments on such obligations and funding its other fixed costs due to restrictions that limit the ability of US Oncology to make distributions to Holdings. The semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%.

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

Holdings has no operations of its own and derives all of its cash flow from its subsidiaries. None of Holdings’ subsidiaries guarantee the Holdings notes. Holdings’ subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Holdings notes, or to make any funds available therefore, whether by dividend, distribution, loan or other payments, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets is structurally subordinated to the claims of any subsidiary’s creditors, including trade creditors and holders of debt of those securities. As a result, the Holdings notes are structurally subordinated to the prior payment of all of the debts (including trade payables) of Holdings’ subsidiaries. Holdings’ subsidiaries have a significant amount of indebtedness. Our total Consolidated Balance Sheet liabilities, as of December 31, 2009, were $2,179.1 million, of which $1,578.8 million constituted indebtedness, including $494.0 million of indebtedness represented by the Holdings notes, $759.7 million of the 9 1/8% senior secured notes of US Oncology, $3.0 million of the 9 5/8% senior subordinated notes of US Oncology, $275.0 million of the 10 3/4% senior subordinated notes of US Oncology, and other indebtedness described in Note 7 – Indebtedness to the consolidated financial statements for the year ended December 31, 2009. Holdings and its restricted subsidiaries may incur additional debt in the future.

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

Not all of our subsidiaries guarantee our indebtedness, and the assets of our non-guarantor subsidiaries may not be available to make payments on our indebtedness.

The guarantors of our indebtedness does not include all of our subsidiaries. In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to us. Consequently, claims in respect of certain indebtedness will be effectively subordinated to all of the liabilities of our non-guarantor subsidiaries, including trade payables, and the claims (if any) of any third party holders of preferred equity interests in our non-guarantor subsidiaries.

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

The collateral that secures our senior secured notes and revolving credit facility may not be valuable enough to satisfy all of the obligations secured by such collateral.

Obligations under our senior secured notes and revolving credit facility are secured by the pledge of certain of our assets. Holders of such obligations will share in any proceeds of the collateral in the event it is sold to satisfy such obligations, in accordance with their respective priorities. The actual value of the collateral at any time will depend upon market and other economic conditions, the availability of buyers and other factors. We cannot assure you that proceeds of a sale of collateral following acceleration to maturity of any of our secured obligations would be sufficient to satisfy such obligations.

Bankruptcy laws may limit the ability of holders of the notes to realize value from the collateral.

The right of the trustee to repossess and dispose of the collateral upon the occurrence of an event of default under the indenture governing our senior secured notes is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the trustee repossessed and disposed of the collateral. For example, under Title 11 of the United States Code, or the United States Bankruptcy Code, pursuant to the automatic stay imposed upon the bankruptcy filing, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, or taking other actions to levy against a debtor, without bankruptcy court approval. Moreover, the United States Bankruptcy Code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances (and is within the discretion of the bankruptcy court), but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such times as the court in its discretion determines, for any diminution in the value of the collateral as a result of the automatic stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. Generally, adequate protection payments, in the form of interest or otherwise, are not required to be paid by a debtor to a secured creditor unless the bankruptcy court determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. Due to the imposition of the automatic stay, the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) how long payments under the notes could be delayed following commencement of a bankruptcy case, (2) whether or when the trustee could repossess or dispose of the collateral or (3) whether or to what extent holders of the notes would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”

The collateral is subject to casualty risks.

We are obligated under the indenture governing our senior secured notes, and under our new senior secured revolving credit facility to at all times cause all the collateral to be properly insured and kept insured against loss or damage by fire or other hazards. There are, however, some losses, including losses resulting from terrorist acts, that may be either uninsurable or not economically insurable, in whole or in part. As a result, we cannot assure holders of notes that the insurance proceeds will compensate us fully for our losses. If there is a total or partial loss of any of the collateral, we cannot assure holders of the notes that the proceeds received by us in respect thereof will be sufficient to satisfy all the secured obligations, including the notes.

In the event of a total or partial loss to any of the mortgaged facilities, certain items of equipment and inventory may not be easily replaced. Accordingly, even though there may be insurance coverage, the extended period needed to manufacture replacement units or inventory could cause significant delays.

Any future pledge of collateral in favor of the holders of the notes might be voidable in bankruptcy.

Any future pledge of collateral in favor of the holders of our senior secured notes, including pursuant to security documents delivered after the date of the indenture governing the notes, might be voidable by the pledgor (as debtor in possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, under the United States Bankruptcy Code, if the pledgor is insolvent at the time of the pledge, the pledge permits the holders of the notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced with 90 days following the pledge, or, in certain circumstances, a longer period.

We will in most cases have control over the collateral.

The security documents governing our senior secured notes and revolving credit facility generally allow us and the guarantors to remain in possession of, retain exclusive control over, to freely operate, and to collect, invest and dispose of any income from, the collateral. These rights may adversely affect the value of the collateral at any time.

Our principal stockholder’s interests may conflict with the interests of our other stakeholders.

As of December 31, 2009, an investor group led by Welsh Carson IX owned approximately 73% of Holdings’ outstanding common stock and controls a substantial portion of the voting power of such common stock. Welsh Carson IX’s interests in exercising control over our business may conflict with the interests of other holders of our debt and equity securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in The Woodlands, Texas. We also lease a warehouse facility in Fort Worth, Texas to operate our distribution center including our oral oncology specialty pharmacy and mail order business. We or the affiliated practices own, lease or sublease our other facilities and the facilities where the clinical staffs provide medical services. We lease physician office space in addition to some of our cancer centers. We anticipate that, as our affiliated practices grow, expanded facilities will be required.

In addition to conventional medical office space, we have developed integrated cancer centers that are generally freestanding facilities in which a full range of outpatient cancer treatment services is offered in one facility. At December 31, 2009, we operated 83 integrated cancer centers and had two cancer centers under development. Of the 83 cancer centers in operation, 42 are leased and 41 are owned by us. We also operate 17 radiation-only facilities.

Item 3.	Legal Proceedings

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

U.S. Department of Justice Subpoena

During the fourth quarter of 2005, we received a subpoena from the DOJ’s Civil Litigation Division requesting a broad range of information about us and our business, generally in relation to our contracts and relationships with pharmaceutical manufacturers. We have cooperated fully with the DOJ in responding to the subpoena. All outstanding document requests from the DOJ were addressed in early 2008, and we continue to await further direction and feedback from the DOJ. At the present time, the DOJ has not made any allegation of wrongdoing on the part of the Company. However, we cannot provide assurance that such an allegation or litigation will not result from this investigation. While we believe that we are operating and have operated our business in compliance with law, including with respect to the matters covered by the subpoena, we cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, we have devoted significant resources to responding to the DOJ subpoena.

U.S. Attorney Subpoena

On July 29, 2009 the Company received a subpoena from the United States Attorney’s Office, Eastern District of New York, seeking documents relating to its contracts and relationships with a pharmaceutical manufacturer and its business and activities relating to that manufacturer’s products. The Company believes that the subpoena relates to an ongoing investigation being conducted by that office regarding the manufacturer’s sales and marketing practices. The Company intends to fully cooperate with the request. At the present time, the U.S. Attorney has not made any allegation of wrongdoing on the part of the Company. However, the Company cannot provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with the law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the U.S. Attorney will not make a determination that wrongdoing has occurred. We have devoted significant resources responding to the subpoena and anticipate that such resources will be required on an ongoing basis to fully respond.

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

We are also involved in litigation with a practice in Oklahoma that was affiliated with us under the net revenue model until April, 2006. While we were still affiliated with the practice, we initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that we have breached the service agreement and that our service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. We believe that our service agreement is lawful and enforceable and that we are operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, we terminated the service agreement in April, 2006. In March, 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. We expect these hearings to occur in 2010. Because of the need for further proceedings, we believe that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to us. In any event, as with any complex litigation, we anticipate that this dispute may take several years to resolve.

As a result of the ongoing litigation, we have been unable to collect on a timely basis a receivable owed to us relating to accounts receivable purchased by us under the service agreement and amounts for reimbursement of expenses paid by us on the practice’s behalf. At December 31, 2009, the total receivable owed to us of $22.4 million is reflected on our balance sheet as other assets. Currently, a deposit of approximately $14.8 million is held in an escrowed bank account into which the practice has been making monthly deposits as required. In late 2009, the practice filed a motion to discontinue the monthly deposits and until a ruling is made the requirement has been suspended. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million are being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, we have filed a security lien on the receivables of the practice. We believe that the amounts held in the bank accounts combined with the receivables of the practice in which we have filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded in other assets at

December 31, 2009. Accordingly, we expect to realize the amount that is recorded on our balance sheet as owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice, and we cannot assure you as to when the litigation will be finally concluded or as to what the ultimate outcome of the litigation will be. In addition, the Company has additional claims against the practice which are not recorded as receivables on its balance sheet, which, in the event of an award, could be a collection risk. We expect to continue to incur expenses in connection with our litigation with the practice.

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

Delays during the three months ended March 31, 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, we performed impairment testing as of March 31, 2007 and we recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the three months ended March 31, 2007. No additional impairment charges relating to this regulatory action have been recorded through December 31, 2009.

At December 31, 2009, our Consolidated Balance Sheet included net assets in the amount of $0.7 million related to this practice, which includes working capital in the amount of $0.2 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on our balance sheet. At December 31, 2009, the lease had a remaining term of 16 years and the net present value of minimum future lease payments is approximately $7.2 million.

Antitrust Inquiry

The FTC and a state Attorney General have informed one of our affiliated physician practices that they have opened an investigation to determine whether a recent transaction in which another group of physicians became employees of that affiliated group violated relevant state or federal antitrust laws. In addition, the FTC has requested information from us regarding our role in that transaction. We are in the process of responding to a request for information on this matter. At present, we believe that the scope of the investigation is limited to a single transaction, but we cannot assure you that the scope will remain limited. We believe that we and our affiliated physician practices comply with relevant antitrust laws. However, if this investigation were to result in a claim against us or our affiliated physician practice in which the FTC or Attorney General prevails, the resulting judgment could have a material adverse financial and operational effect on us or that practice, including the possibility of monetary damages or fines, a requirement that we unwind the transaction at issue or the imposition of restrictions on our future operations and development. In addition, addressing government investigations requires us to devote significant financial and other resources to the process, regardless of the ultimate outcome of the claims. Furthermore, because of the size and scope of our network, there is a risk that we could be subjected to greater scrutiny by government regulators with regard to antitrust issues.

Item 4.	Submission of Matters to a Vote of Security Holders

Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

An aggregate of 422,951,505 shares of our common stock were issued and outstanding on December 31, 2009. There is no ready market for our common stock. Our common stock is held by approximately 430 holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security Holders:
2004 Equity Incentive Plan	13,319,050	$1.50	13,862,900	(1)
2004 Director Stock Option Plan	126,000	1.13	655,000

(1)	Includes 1,477,219 shares available for grant as either options or restricted stock.

In addition to the options listed above, the 2004 Equity Incentive Plan also provides for grants of restricted common stock. Effective October 1, 2009, the Company amended its Amended and Restated 2004 Equity Incentive Plan, or the 2004 Equity Plan (as so amended), in order to: (a) increase the number of shares available for grant from 32,000,000 to 59,599,150; (b) increase the number of shares available for grant as stock options from 32,000,000 to 59,599,150; (c) increase the number of shares available for grant as restricted stock from 32,000,000 to 33,169,419; and (d) decrease the maximum number of shares which may be granted as stock options to any single participant in any 12 month period from 3,933,595 to 666,667. Also on October 1, 2009, the Company awarded 3,350,300 shares of restricted stock and 13,770,800 options to acquire common stock to employees. At December 31, 2009, the Company had issued 31,692,200 restricted shares, net of forfeitures, and 13,862,900 shares remained available for grant as either stock option shares or up to 1,477,219 of those shares as restricted stock under this plan.

In addition to the director options listed above, effective October 1, 2009, Holdings amended and restated its Director Stock Option Plan in order to: (a) allow directors to be granted shares of restricted stock; (b) provide grants to directors; and (c) increase the number of shares of common stock of Holdings available for awards under the plan from 500,000 to 1,000,000. On October 1, 2009, the Company awarded 136,000 shares of restricted stock to directors. At December 31, 2009, the Company had issued 136,000 restricted shares, net of forfeitures, and 655,000 shares remained available for grant as either stock option shares or as restricted shares under this plan.

The Company, also adopted the 2008 Long-Term Cash Incentive Plan, or 2008 LTIP, effective January 1, 2008, and terminated a previous Long-Term Incentive Plan. Under the 2008 LTIP, management will receive five percent of the enterprise value created by annual EBITDA exceeding a certain threshold, using a stated multiple, provided that the maximum value that can be paid to management under the plan is limited to $100 million. Amounts earned under the 2008 LTIP will only be paid upon the earlier of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or converted to common stock.

Recent Sales of Unregistered Securities

During 2009, the Company issued 13,815,800 options to purchase common stock and 4,436,300 shares of restricted common stock to employees and directors in transactions exempt from registration under Rule 701 promulgated under the Securities Act.

Dividends

Prior to October 1, 2009, holders of participating preferred shares were entitled to receive cumulative preferred dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly. Such dividends were not eligible to be paid in cash until a liquidation event, a qualified public offering, a change of control transaction or certain other events or actions. During the year ended December 31, 2009, accretion of this dividend amounted to $19.3 million. On October 1, 2009, all participating preferred shares were converted into common shares.

During the quarter ended March 31, 2007, US Oncology Holdings, Inc. declared and paid a dividend of $158.6 million to holders of its common stock. During the quarter ended December 31, 2006, US Oncology Holdings, Inc. declared a special dividend in the amount of $190.0 million to holders of its participating preferred and common stock which was paid in January 2007.

The payment of interest on US Oncology Holdings, Inc.’s Notes (when interest is paid in cash) and interest rate swap obligation is financed through receipt of periodic dividends from US Oncology to Holdings. During the years ended December 31, 2009 and 2008, US Oncology paid $11.1 million and $13.0 million, respectively, to its parent for payment of interest on Holdings’ Notes, to settle amounts due under its interest rate swap agreement and for general business expenses.

Item 6.	Selected Financial Data

The selected consolidated financial information set forth below is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report. In the following tables, we include selected financial data of US Oncology and Holdings. With the exception of expenses associated with its separate capitalization, nominal administrative expenses and the related tax effects, the results of operations of Holdings are substantially identical to those of US Oncology.

	US Oncology Holdings, Inc.					US Oncology, Inc.
	Year Ended December 31,					Year Ended December 31,
	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005
	(dollars in thousands)					(dollars in thousands)
Statement of Operations Data:
Product revenues	$2,363,824	$2,224,704	$1,970,106	$1,822,141	$1,615,943	$2,363,824	$2,224,704	$1,970,106	$1,822,141	$1,615,943
Services revenues	1,147,856	1,079,473	1,030,672	989,242	902,617	1,147,856	1,079,473	1,030,672	989,242	902,617

Total revenues	3,511,680	3,304,177	3,000,778	2,811,383	2,518,560	3,511,680	3,304,177	3,000,778	2,811,383	2,518,560
Cost of products	2,312,443	2,163,943	1,925,547	1,753,638	1,545,588	2,312,443	2,163,943	1,925,547	1,753,638	1,545,588
Cost of services:
Operating compensation and benefits	558,181	523,939	479,177	458,006	418,102	558,181	523,939	479,177	458,006	418,102
Other operating costs	330,792	321,947	293,677	274,665	245,630	330,792	321,947	293,677	274,665	245,630
Depreciation and amortization	72,312	72,790	73,159	69,351	67,414	72,312	72,790	73,159	69,351	67,414

Total cost of services	961,285	918,676	846,013	802,022	731,146	961,285	918,676	846,013	802,022	731,146
Total cost of products and services	3,273,728	3,082,619	2,771,560	2,555,660	2,276,734	3,273,728	3,082,619	2,771,560	2,555,660	2,276,734
General and administrative expense	72,214	77,265	84,423	77,180	72,357	71,934	76,883	84,326	76,948	72,008
Impairment, restructuring and other charges, net	8,504	384,929	15,126	—	—	8,504	384,929	15,126	—	—
Compensation expense under long- term incentive plan	—	—	—	—	14,507	—	—	—	—	14,507
Depreciation and amortization	30,896	30,017	16,172	13,983	17,504	30,896	30,017	16,172	13,983	17,504

	3,385,342	3,574,830	2,887,281	2,646,823	2,381,102	3,385,062	3,574,448	2,887,184	2,646,591	2,380,753
Income (loss) from operations	126,338	(270,653)	113,497	164,560	137,458	126,618	(270,271)	113,594	164,792	137,807
Other income (expense):
Interest expense, net	(139,591)	(136,474)	(137,496)	(117,088)	(102,543)	(101,249)	(92,757)	(95,342)	(92,870)	(84,174)
Loss on early extinguishment of debt	(25,081)	—	(12,917)	—	—	(25,081)	—	—	—	—
Other income (expense), net	(11,771)	(19,006)	(11,885)	—	—	1,315	2,213	—	—	—

Income (loss) before income taxes	(50,105)	(426,133)	(48,801)	47,472	34,915	1,603	(360,815)	18,252	71,922	53,633
Income tax (provision) benefit	2,101	16,923	17,447	(18,926)	(13,823)	(1,593)	(6,351)	(7,447)	(27,509)	(20,652)

Net income (loss)	(48,004)	(409,210)	(31,354)	28,546	21,092	10	(367,166)	10,805	44,413	32,981
Less: Net income attributable to noncontrolling interests	(3,586)	(3,324)	(3,619)	(2,388)	(2,003)	(3,586)	(3,324)	(3,619)	(2,388)	(2,003)

Net income (loss) attributable to the Company	$(51,590)	$(412,534)	$(34,973)	$26,158	$19,089	$(3,576)	$(370,490)	$7,186	$42,025	$30,978

Item 6.	Selected Financial Data (continued)

	US Oncology Holdings, Inc.					US Oncology, Inc.
	Year ended December 31,					Year ended December 31,
	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005
	(dollars in thousands)					(dollars in thousands)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$161,796	$128,499	$164,677	$20,517	$113,914	$172,593	$141,487	$198,030	$43,639	$124,555
Investing activities	(81,018)	(137,004)	(93,170)	(110,768)	(90,234)	(81,018)	(137,004)	(93,170)	(110,768)	(90,234)
Financing activities	(23,444)	(36,275)	(204,018)	246,181	(18,242)	(34,462)	(49,263)	(237,370)	223,058	(28,883)

	US Oncology Holdings, Inc.					US Oncology, Inc.
	As of December 31,					As of December 31,
	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005
	(dollars in thousands)					(dollars in thousands)
Balance Sheet Data:

Working capital (1)	$227,331	$210,886	$232,359	$261,796	$214,955	$223,129	$198,616	$202,232	$254,022	$215,421
Total assets	1,888,227	1,870,900	2,236,373	2,366,494	2,118,974	1,859,191	1,842,853	2,208,650	2,359,982	2,111,047
Long term debt, excluding current maturities	1,568,242	1,517,884	1,456,569	1,319,664	1,230,871	1,074,288	1,061,133	1,031,569	1,069,664	980,871
Total Company equity (deficit)	(306,478)	(643,072)	(210,153)	(18,037)	64,397	183,057	195,415	554,323	580,741	600,249

(1)	Working capital is computed as total current assets less total current liabilities.

Item 6.	Selected Financial Data (continued)

	US Oncology Holdings, Inc.					US Oncology, Inc.
	Year ended December 31,					Year ended December 31,
	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005
	(dollars in thousands)					(dollars in thousands)
Net income (loss)	$(48,004)	$(409,210)	$(31,354)	$28,546	$21,092	$10	$(367,166)	$10,805	$44,413	$32,981
Interest expense, net	139,591	136,474	137,496	117,088	102,543	101,249	92,757	95,342	92,870	84,174
Income tax provision (benefit)	(2,101)	(16,923)	(17,447)	18,926	13,823	1,593	6,351	7,447	27,509	20,652
Depreciation and amortization	103,208	102,807	89,331	83,334	84,918	103,208	102,807	89,331	83,334	84,918
Amortization of stock compensation	2,282	2,103	753	2,149	3,883	2,282	2,103	753	2,149	3,883
Loss on interest rate swap	13,086	21,219	11,885	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	(2,003)	—	—	—	—	(2,003)
Other (income) expense	(1,315)	(2,213)	—	—	—	(1,315)	(2,213)	—	—	—

EBITDA (2)	$206,747	$(165,743)	$190,664	$250,043	$224,256	$207,027	$(165,361)	$203,678	$250,275	$224,605

Other non-cash charges	391	—	—	—	—	391	—	—	—	—
Loss on early extinguishment of debt	25,081	—	12,917	—	—	25,081	—	—	—	—
Compensation expense under the long-term incentive plan	—	—	—	—	14,507	—	—	—	—	14,507
Impairment and restructuring charges	8,504	384,929	15,126	—	—	8,504	384,929	15,126	—	—

Adjusted EBITDA (2)	$240,723	$219,186	$218,707	$250,043	$238,763	$241,003	$219,568	$218,804	$250,275	$239,112

Other non-cash charges	(391)	—	—	—	—	(391)	—	—	—	—
Changes in assets and liabilities	64,413	39,592	77,708	(97,934)	(18,650)	34,933	19,533	81,023	(90,679)	(19,898)
Noncontrolling interest expense (1)	—	—	—	—	2,003	—	—	—	—	2,003
Deferred income taxes	(5,459)	(10,728)	(11,689)	4,422	8,164	(110)	1,494	992	4,422	8,164
Interest expense, net	(139,591)	(136,474)	(137,496)	(117,088)	(102,543)	(101,249)	(92,757)	(95,342)	(92,870)	(84,174)
Income tax (provision) benefit	2,101	16,923	17,447	(18,926)	(13,823)	(1,593)	(6,351)	(7,447)	(27,509)	(20,652)

Cash flow from operations	$161,796	$128,499	$164,677	$20,517	$113,914	$172,593	$141,487	$198,030	$43,639	$124,555

(1)	Effective January 1, 2006, noncontrolling interest expense is not deducted for purposes of determining EBITDA (net income (loss) in the table above includes the noncontrolling interests’ earnings).

(2)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Non-GAAP Information.” The table above sets forth a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) and cash flow from operations.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes thereto included elsewhere in this Annual Report. References to “fiscal year” refer to the period from January 1 to December 31 of the indicated year. Unless otherwise noted, references to EBITDA and Adjusted EBITDA have the meaning set forth under “Discussion of Non-GAAP Information.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a narrative on the Company’s financial performance and condition. MD&A is presented in the following sections:

•	General, including Business Overview and 2009 Financial Highlights;

•	Critical Accounting Policies and Estimates;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Contractual Obligations

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

BUSINESS OVERVIEW

Our mission is to enable physicians to provide the right treatment, at the right time, for the right patient. We strive to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, pharmaceutical manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. To realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers. As of December 31, 2009, our network included:

•	1,310 affiliated physicians

•	496 sites of service

•	83 comprehensive cancer centers and 17 facilities providing radiation therapy only

•	A research network currently managing 89 active clinical trials

•	A pharmaceutical distribution business currently distributing $2.4 billion annually in oncology pharmaceuticals

We provide our services through four operating segments; medical oncology services, cancer center services, pharmaceutical services and research/other services. Each of our operating segments is described in greater detail below.

We provide practice management services to practices with which we have a comprehensive strategic alliance in both our medical oncology and cancer center services segments. Our management services are intended to support affiliated physicians in providing high quality, integrated and advanced cancer care. Both medical oncology and cancer center services may be provided under the same arrangement to provide comprehensive practice management services with the differentiation between these segments relating to the nature of cancer care being supported. Medical oncology services typically relate to the support of physicians who provide chemotherapy and drug administration, while cancer center services typically relate to physicians performing radiation treatments and diagnostic radiology.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our practice management services are designed to encompass all non-clinical aspects of managing an oncology practice and assist affiliated practices develop and execute long-term strategies for their success. We believe our fee arrangements, which are typically based on a percentage of the affiliated practice’s earnings, effectively align our interests and long-term objectives with those of our comprehensively managed practices. We work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, providing customized electronic medical records and information systems, and obtaining nationally-negotiated supply arrangements. We also assist in recruiting additional physicians into our groups, including physicians from established practices and newly qualified oncologists. Each year approximately 50-60 oncologists are recruited to join one of our affiliated groups. We believe that a substantial portion of newly qualified oncologists that enter private practice join groups that are affiliated with us. We also assist affiliated groups through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of our network.

We work with practices to establish operating plans, determine goals, set strategic direction and assess the viability of capital projects or other initiatives to position them for long-term growth. Our network technology infrastructure provides a common platform that facilitates clinical collaboration among physicians, including virtual tumor boards where challenging cases and treatments can be discussed among peers. In addition, this infrastructure allows for the accumulation of financial information that can be used to establish key performance metrics, benchmark practice results, identify opportunities to enhance performance and develop best operating practices. We also provide a voice in Washington, D.C. for our affiliated practices and advocate on their behalf, and on behalf of their patients, with state agencies and lawmakers.

In addition, our management services are designed to encompass all non-clinical aspects of managing an oncology practice, allowing affiliated physicians to spend more time providing care to patients. These services include accounting, billing and collection, personnel management, payroll, benefits administration, risk management and compliance.

Medical Oncology Services

In addition to the practice management services described above, we provide pharmaceutical services to physicians that have affiliated under comprehensive strategic alliances.

Pharmaceuticals are the central component of medical oncology practices and by far their largest expense. For this reason, we have worked to develop core competencies in purchasing, distributing and managing oncology pharmaceuticals for medical oncologists. Central to the pharmaceutical services we provide is our ability to obtain drug pricing on more favorable terms than would otherwise be available to our affiliated practices on an individual basis. Because of the significant size and scale of our network, we negotiate all pharmaceutical purchases directly with drug manufacturers and are generally able to procure market-differentiated pricing. In addition, we work with affiliated practices to implement efficient operating processes to manage inventory, eliminate waste and enhance product safety.

The majority of pharmaceuticals we purchase are delivered to the affiliated practices where they are mixed, when required, by pharmacists, pharmacy technicians or nurses employed by the affiliated practices and administered to patients at the practice. A small percentage of pharmaceuticals we purchase are dispensed to patients at our network pharmacies to be used on an outpatient basis. As of December 31, 2009, our network includes 46 licensed pharmacies (located primarily in our cancer centers), 142 pharmacists and 360 pharmacy technicians. Where appropriate, we establish, or assist practices in establishing, retail pharmacy locations for oral and other self-administered therapies. The pharmacies serve as the recipients of, and distributors for, the pharmaceuticals used in treating our affiliated practices’ patients.

Participation in our network provides affiliated physicians access to the broad range of clinical insight that would not be available to them otherwise. We facilitate clinical collaboration among network affiliated physicians through coordinated national meetings and discussions regarding treatment protocols, drug effectiveness and other pharmacy-related issues, including support for a network-wide pharmacy and therapeutics committee consisting of our affiliated physicians and support for the development of our Level I Pathways. In addition, we provide data collection and analytical services for use by physicians and their clinical staff, pharmacists and patients, including comprehensive analyses of complex chemotherapy regimens and their efficacy, toxicity, convenience and cost. We also provide an oncology-specific electronic medical records system, known as iKnowMed. This system includes customized content and comprehensive implementation plans with onsite training and support aimed at improving patient care as well as practice efficiency inducing accurate and complete charge capture.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cancer Center Services

We offer cancer center services to affiliated practices under our comprehensive strategic alliances. We believe that community-based care in an integrated setting is the best way to provide patients access to high quality, comprehensive and advanced cancer care. We encourage medical oncology practices with sufficient market presence to expand into diagnostic radiology and radiation therapy, which can be performed at our cancer centers, but not in a typical practice office. In addition to increasing patient access to high quality care, we believe that offering a broader range of services enhances a practice’s financial position by mitigating its financial exposure to changes in pharmaceutical economics.

As of December 31, 2009, we manage 83 integrated, community-based cancer centers, either outright or through joint ventures, of which we own 41 and lease 42. In addition, we manage 17 radiation-only facilities which are leased. We provide the development capital and manage all aspects of the cancer center development process in consultation with the practice, from deciding whether and where to build a cancer center, through permitting and regulatory issues, and through construction, development and operations.

Pharmaceutical Services

The pharmaceutical services provided through the medical oncology services segment described above are also available as a separate targeted service offering to medical oncologists that are not part of a comprehensive strategic alliance. These practices are contracted under a targeted physician services model which does not encompass all of our practice management services. Pharmaceutical services include:

•	Group Purchasing Organization, or GPO, services. We negotiate purchasing contracts with pharmaceutical manufacturers and other vendors, administer the contracts and provide related services.

•

Pharmaceutical Distribution services. Our distribution center increases the safety of drugs through a state-of-the-art e-Pedigree technology that tracks drug therapies from the manufacturer to the practice, ensuring that drugs administered to patients by our affiliated physicians are genuine and unadulterated. Located in Fort Worth, Texas, our distribution center supplied approximately 95% of the value of pharmaceuticals administered by our network of affiliated practices in 2009.

Through our pharmaceutical services segment, we also provide informational and other services to pharmaceutical manufacturers and payers:

•

Information, marketing and analytical services. We provide a range of data and analytical services relating to purchasing and utilization of pharmaceuticals and other matters, as well as marketing assistance and other product-related services.

•

Reimbursement Support. To expand the services we offer pharmaceutical manufacturers, in July 2006, we acquired AccessMed™, a company that provides patient financial assistance and support services to assist pharmaceutical manufacturers in commercializing their products.

•

Oral Oncology Specialty Pharmacy. In August 2006, we launched our oral oncology specialty pharmacy and mail order business at our Fort Worth facility. This capability is designed to address the increasing number of new oral chemotherapeutical compounds, as well as the needs of payers seeking to consolidate their pharmaceutical purchasing power to reduce costs. The mail order service is an offering that is also available to patients outside of our affiliated network practices. In addition to providing patients with pharmaceuticals, we provide patient counseling services that are directed toward appropriate use of medications, side effects and complication monitoring and reimbursement issues.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	Oncology Portal. In August 2009, we launched a website resource for the physician community and currently have over 800 physicians actively utilizing this community-based tool.

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

2009 Financial Highlights

During 2009, the number of physicians in our combined network of comprehensive strategic alliances and targeted services relationships increased by nearly 100 to 1,310 physicians as of December 31, 2009. The increase includes the addition of 68 physicians under targeted services agreements and growth of our comprehensive strategic alliances that brought the number of physicians affiliated with us under that model to over 1,000 for the first time in our history.

The growing physician network and increasing productivity were primary contributors to our revenue and Adjusted EBITDA growth in excess of $200 million and $20 million, respectively, as compared to the prior year. Also contributing to our improved financial performance were increased earnings through our patient support services and informatics offerings, as well as lower corporate costs. Corporate costs were reduced by nearly $5.0 million through management of controllable expenses and without limiting the scope of services provided to affiliated physicians. We also made key additions to our management team supporting the physician network in 2009, including a new executive vice president - medical officer and a new chief pharmacy officer.

In 2009, we continued to focus on effectively utilizing our financial resources. Cash flow from operations increased by $33.3 million for US Oncology Holdings, Inc. and by $31.1 million for US Oncology, Inc. due to efforts to shorten collection periods, extend vendor payment cycles and reduce inventory levels at affiliated practice locations. Capital expenditures were reduced to $78.3 million for the year ended December 31, 2009 from $88.7 million for the year ended December 31, 2008, while revenue for these periods increased over $200 million to $3.5 billion.

In June 2009, US Oncology, Inc. completed a $775.0 million senior secured note offering. Proceeds were used to its repay existing $300.0 million senior notes and $436.7 million outstanding under its senior secured credit facility. These transactions extended to August 2017 term debt maturities scheduled to become due between September 2010 and August 2012. Also, in August 2009, US Oncology, Inc. completed a new $120.0 million revolving credit facility. The revolving credit facility matures August 31, 2012 which extended the term of the previous facility that was scheduled to expire on August 20, 2011. A debt extinguishment loss in the amount of $26.0 million was associated with these transactions.

In October 2009, US Oncology Holdings, Inc. converted its outstanding Series A and Series A-1 participating preferred shares, with a carrying value of $405.3 million into 270.8 million common shares based on conversion value of $1.50 per common share.

Operating Challenges and Strategic Responses

Community-based oncology practices remain under pressure from declining reimbursement and increasing operating costs. The economics of healthcare and the aging American population mean that pressures to increase the effectiveness of care while reducing the cost of delivery will likely intensify. US Oncology works with physicians, pharmaceutical manufacturers and payers to address these issues. Innovent Oncology is a service specifically designed to bring physicians and payers together to provide high clinical quality while managing the total cost of care through evidence-based treatment protocols and patient support services.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In 2010, we expect additional generic alternatives for certain branded pharmaceuticals will become available. When a generic form of a drug becomes available, earnings from that drug typically increase temporarily because its cost declines significantly, while reimbursement remains at the branded price for a period of months. However, after reimbursement adjusts, earnings with respect to a generic drug are typically significantly lower than the earnings from a branded pharmaceutical. In general, we are supportive of generic products which can significantly reduce the overall cost of care without impacting its efficacy and have established relationships with generic pharmaceutical manufacturers that provide our network access to these drugs.

We expect that these trends will increase the demand for professional management of physician groups seeking to increase their operating efficiency and financial performance. In 2009, we began packaging certain key services, including pharmaceutical purchasing and management, Innovent, iKnowMed and research into a targeted physician services offering intended to complement our broader management model by addressing the needs of mid-size practices. Under this service model, physicians have greater flexibility to choose services they receive and pay a separate fee for each, rather than obtaining comprehensive services with a single fee model. In 2010, we intend to assimilate physicians affiliated under our different service models into a more unified network emphasizing quality, cost effective care and practice financial performance. We will continue to work with our network of affiliated practices to optimize reimbursement, implement Lean Six Sigma operating processes, recruit physicians, provide customized electronic medical records and information systems and obtain nationally-negotiated supply arrangements.

We will continue to assist affiliated groups strengthen their local profile and marketing activities, through liaison programs that market affiliated practices to referring physicians and through both local and national branding campaigns that communicate the benefits to both patients and practices of membership in the US Oncology network.

Finally, we acknowledge trends toward patient-directed care and personalized medicine and believe we are uniquely positioned as to support this movement. In 2010, we expect to invest in a branding campaign to articulate the value of network affiliation to patients, referring physicians and oncologists. In addition, we have recently invested into publications and technologies aimed specifically at the patient community. We also believe the scale of our network, which sees in excess of 700,000 patients annually, combined with our technology investments, particularly in electronic health records, offer an ability to enable clinicians to identify the specific patients who may benefit from a particular clinical trial, and also to provide insightful data to pharmaceutical manufacturers regarding their products that have already been approved by the FDA.

Our Strategy

Our mission is to enable physicians to provide the right treatment, at the right time, for the right patient. We strive to expand and improve patient access to high quality, integrated and advanced cancer care by working closely with physicians, pharmaceutical manufacturers and payers to improve the safety, efficiency and effectiveness of the cancer care delivery system. We know that to realize our mission of enhancing patient access to advanced care, we must maintain a dual emphasis on cost containment and quality improvement. Pursuit of this mission involves strategic initiatives at both the local level, where cancer care is delivered to patients, and at the national level to address the needs of commercial and governmental payers, pharmaceutical manufacturers and other industry customers.

We believe declining reimbursement and increasing operating costs have resulted in a trend toward professional management of physician groups. Since our inception, we have worked with local physician groups to enable affiliated practices to offer state of the art care to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, access to clinical trials, laboratory services, diagnostic radiology, pharmacy services and patient education. In addition, we work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, recruiting physicians, providing customized electronic medical records and information systems, and obtaining nationally negotiated supply arrangements. We also assist affiliated groups through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being a member of our network. We have also developed other tools for

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

physicians such as the Oncology Portal which was just launched during the third quarter. The portal is a web-based cancer care community to provide oncologists and clinicians a platform to collaborate, share best practices and gain industry insight and education.

As of December 31, 2009, we were affiliated with 1,310 physicians operating in 496 locations, including 100 radiation oncology facilities, in 38 states. Our affiliated physicians care for over 700,000 patients annually, which we believe is the largest cancer care network in the United States. We will continue to work with existing affiliated physicians, and seek to enter into new affiliations, to increase the financial strength of network practice and support their clinical initiatives.

It is that sizable physician and patient population that allows us to realize volume efficiencies for the network and a variety of additional industry customers. We provide oncologists with a broad range of innovative products and services through two economic models: a comprehensive strategic alliance model, under which we provide all of our practice management products and services under a single contract with one fee typically based on the practice’s financial performance, and our targeted physician services model, under which physicians purchase a narrower suite of services based on the types of services required by the practice. We expect our services will increasingly be offered through targeted arrangements where a subset of our comprehensive services, including supplying oncology pharmaceuticals, disease management, electronic medical records and research can be obtained separately on a fee for service basis. These targeted arrangements are designed to meet the needs of oncology practices that may not be well-suited for a comprehensive management arrangement but still value a narrower scope of our services.

In addition to assisting physicians in addressing the challenges faced by their practices, we use the insight gained from working with these practices to assist payers and pharmaceutical manufacturers improve patient access to high quality cancer care and the effectiveness of the care delivery system.

Our reimbursement expertise helps providers, payers and pharmaceutical manufacturers realize cost efficiency and predictability in a largely unpredictable field of medicine. Innovent Oncology addresses the payer’s need to avoid the unnecessary costs of care while ensuring the highest level of clinical quality. Innovent Oncology offers a comprehensive solution to the key cost drivers in cancer care: variable treatments, debilitating side effects that lead to emergency room visits and hospitalizations between treatments, and futile treatment at the end of life.

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

Comprehensive Strategic Alliance

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

During the years ended December 31, 2009, 2008 and 2007, 80.6%. 81.1% and 83.8% of our revenue, respectively, was derived from comprehensive strategic alliances. Under most of our comprehensive strategic alliances, we are compensated under the earnings model. Under the earnings model, we account for all expenses that we incur in connection with managing a practice, including rent, pharmaceutical expenses and salaries and benefits of non-physician employees of

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

the practices, and are paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. Our other comprehensive strategic alliances are on a fixed management fee basis, as required by some states.

Targeted Physician Services

Our services are increasingly being offered through targeted arrangements where a subset of the services offered through our comprehensive management agreements are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 15.6%, 15.8% and 14.6% of our revenue during the years ended December 31, 2009, 2008 and 2007, respectively, which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses. A smaller portion of our revenue from targeted arrangements was payment the other services we provide. Rates for our services typically are based on the level of services desired by the practice.

Concentrations of Risk

One affiliated practice, Texas Oncology, represented approximately 25% of our revenue for the years ended December 31, 2009, 2008 and 2007. We perceive our relationship with this practice to be positive; however, if the relationship were to deteriorate, or the practice were to disaffiliate, we would experience a material adverse impact on our results of operations and financial condition.

We derive a substantial portion of our revenue and profitability from the utilization of a limited number of pharmaceuticals that are manufactured and sold by a very limited number of pharmaceutical manufacturers. During 2009, approximately 40% of patient revenue generated by our affiliated practices resulted from pharmaceuticals sold exclusively by five pharmaceutical manufacturers. In addition, a limited number of pharmaceutical manufacturers are responsible for a disproportionately large amount of market-differentiated pricing we offer to practices. Our agreements with these pharmaceutical manufacturers are typically for one to three years and certain agreements are cancelable by either party without cause with 30 days prior notice. Further, several of the agreements provide favorable pricing that is adjusted quarterly based on specified volume levels or a specified level of use of a specific drug as a percentage of overall use of drugs within a given therapeutic class. In some cases, compliance with the contract is measured on an annualized basis and pricing concessions are given in the form of rebates payable at the end of the measurement period. Unanticipated changes in usage patterns, including as a result of reimbursement changes such as those affecting ESAs and the introduction of standardized treatment regimens or clinical pathways, by our affiliated practices, that disfavor a given drug, could result in lower-than-anticipated utilization of a given pharmaceutical product, and cause us to fail to attain the performance levels required to earn rebates. A departure of a significant number of physicians from our network could also cause us to fail to reach contract targets. Failure to attain performance levels could result in our not earning rebates, including cost-reductions that may already have been reflected in our financial statements based on our prior assessment as to the likelihood of attaining such reductions. Furthermore, certain pharmaceutical manufacturers pay rebates under agreements based on multi-product performance. Under these types of agreements, our pricing on several products could be adversely impacted based upon our failure to meet predetermined targets with respect to any single product. Any termination or adverse adjustment to these relationships could have a material adverse effect on our business, financial condition and results of operations.

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the years ended December 31, 2009, 2008 and 2007, the practices affiliated with us under comprehensive strategic alliances derived approximately 39.2%, 38.2% and 37.8%, respectively, of their net patient revenue from services provided under the Medicare program (of which 6.9%, 5.5% and 3.8%, respectively, relates to Medicare managed care programs) and approximately 3.7%, 3.3% and 3.0%, respectively, of their net patient revenue from services provided under state Medicaid programs. Under managed care programs, Medicare contracts with third-party payers to administer health plans for Medicare beneficiaries. Under such programs, physicians are reimbursed at negotiated rates (rather than the Medicare fee schedule) and the payer is a third-party, rather than the Medicare program itself. No single payer accounted for more than 10% of our revenue during the years ended December 31, 2009, 2008 and 2007. Certain of our individual affiliated practices, however, have contracts with payers accounting for more than 10% of their revenue.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

ESAs are drugs used for the treatment of anemia, which is a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive for their cancer. ESAs have historically been used by oncologists to treat anemia. ESAs are administered to increase levels of healthy red blood cells as an alternative to blood transfusions.

On July 30, 2007, CMS issued a NCD establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with us. In addition, the ODAC met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings, on July 30, 2008, the FDA published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement (rather than prescribing) for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers.

The FDA also mandated implementation of REMS for ESAs. A proposed REMS for ESAs was filed by ESA manufacturers with the FDA in August 2008 and approved on February 16, 2010 to become effective on March 24, 2010. The REMS is focused on ESA prescribing guidelines and requires additional patient consent, education requirements, medical guides and physician registration over a one year period beginning on March 24, 2010. The REMS also outlines additional procedural steps that will be required for qualified physicians to prescribe ESAs for their patients. We believe a possible impact of the REMS could be further reductions in ESA utilization, which could be significant. Because the use of ESAs relates to specific clinical determinations and we do not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of coverage restrictions and risks related to ESA use.

The decline in ESA usage has had a significant adverse affect on our results of operations, and, particularly, our Medical Oncology Services and Pharmaceutical Services segments. Operating income attributable to ESAs administered by our network of affiliated physicians decreased by $9.5 million and $25.9 million during the years ended December 31, 2009 and 2008, respectively. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the targeted physician services model, as well as distribution and group purchasing fees received from pharmaceutical manufacturers for pharmaceuticals purchased by physicians affiliated under either of these arrangements.

Decreasing financial performance of affiliated practices as a result of declining ESA usage also affects their relationship with us and, in some instances, has led to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs may adversely impact our ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact our ability to obtain acceptable credit terms from pharmaceutical manufacturers, including pharmaceutical manufacturers of products other than ESAs.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Reimbursement for Physician Services

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units, or RVUs. The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula.

On October 30, 2009, CMS announced final changes to policies and payment rates for services to be furnished during 2010 by physicians and nonphysician practitioners who are paid under the Medicare physician fee schedule. Under the statutory formula, the conversion factor for 2010 is estimated to decrease by 21.3% unless Congress again enacts superseding legislation. In addition, CMS projects that changes to policies and payment rates for 2010 would result in a 1% decrease (6% decrease in 2013 under 4-year phase-in) in overall payments to the specialty of hematology/oncology and a 1% decrease (5% decrease in 2013) in overall payments to the specialty of radiation oncology.

In December 2009, President Obama signed the Department of Defense Appropriations Act, 2010 (H.R. 3326) into law which delayed the 21.3% payment reduction under the current Sustainable Growth Rate, or SGR, formula until March 1, 2010. As of March 2, 2010, President Obama signed into law a bill that includes a 30 day extension of the SGR Fix. The stopgap legislation has been approved to extend the SGR freeze through March 31, 2010. It is not expected that the technical application of the SGR cut to claims from March 1 and March 2 will have any practical impact on Medicare physician payments. Under the provisions, if Congress fails to act to avert the scheduled fee reduction, EBITDA could be reduced by approximately $10-$13 million. We expect that Congress, as in previous years, will enact legislation to avert a 21.3% SGR reduction. If such legislation is enacted, we currently estimate the impact to 2010 EBITDA of changes to CMS policies and payment rates will be approximately $1 million to $2 million.

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare policy changes and payment rates that went into effect for services furnished by physicians and nonphysician practitioners as of January 1, 2009. The 2009 Medicare Physician Fee Schedule included a 5% decrease in the conversion factor from the 2008 rates reflecting the discontinuation of a budget neutrality adjustor that had been applied to a portion of the fee schedule calculation for the past two years. This change negatively impacted technical services and increased reimbursement for services with greater physician work components such as Evaluation and Management services. Under this fee schedule, pretax income for the year ended December 31, 2009, decreased by approximately $1.2 million compared to the year ended December 31, 2008.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units, or Work RVUs, under the Physician Fee Schedule and Proposed Changes to the PE Methodology, herein referred to as the Final Rule. The Work RVUs changes were implemented in full beginning January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). For years ended December 31, 2009, 2008 and 2007, the Final Rule resulted in an increase in pretax income of $2.6 million, $2.9 million, and $2.3 million, respectively, over the comparable prior year periods for Medicare non-drug reimbursement excluding the 2009 conversion factor change.

Imaging Reimbursement

On April 6, 2009, CMS issued a final NCD to expand coverage for initial testing with positron emission tomography (“PET”) as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis, to include subsequent treatment strategies and expanded usage of PET scans, including at US Oncology affiliated practices, beginning in the second quarter of 2009. In April, 2009, US Oncology affiliated practices began accepting patients under the expanded coverage. However, a number of claims were delayed because CMS had not issued the official change request informing Medicare contractors to alter their claims processing until October 31, 2009. The claim reimbursement was retroactive to April 6, 2009 and the expanded coverage on PET utilization and reimbursement was not material.

General Reimbursement Matters

Other reimbursement matters that could impact our future results include the risk factors described herein, as well as the following:

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

The Obama administration has identified healthcare as a policy priority and has released an outline of its healthcare policy initiatives as they relate to the 2010 federal budget. The outline identifies guiding principles for healthcare reform and spending, which include increasing access to and affordability of healthcare, primarily by ensuring access to health insurance, increasing effectiveness of care, through effective use of technology and an emphasis on evidence-based medicine, maintaining patient choice, emphasizing preventive care and enhancing the fiscal sustainability of the U.S. healthcare system. Specific initiatives described in the outline include reducing drug costs for federal programs by increasing availability of generics and increasing the Medicaid rebates payable by pharmaceutical manufacturers to states, increasing incentives to reduce unnecessary variability in treatment and to practice evidence-based medicine, incentivizing the use of electronic medical records and other technology, and reducing unnecessary or wasteful spending. Similarly, some states in which we operate have undertaken, or are considering, healthcare reform initiatives that also address these issues. Currently, the matter of healthcare reform continues to be debated by lawmakers and we are unable to provide guidance on what the final legislation will be and how it will impact us. While many of the stated goals of the administration’s initiatives are consistent with our own mission to increase access to care that is effective, efficient and based upon the latest available scientific evidence, additional regulation and continued fiscal pressure may adversely affect our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, intangible assets, goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, we may revise the basis of our estimates accordingly.

Management believes our critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These critical accounting policies include our policy for recognition of revenue from affiliated practices, valuation of accounts receivable, impairment of long-lived assets, volume-based pharmaceutical rebates and accounting for income taxes. Refer to Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements for a more detailed discussion of such policies.

Revenue from Affiliated Practices

A majority of our revenues, 80.6% and 81.1% for the years ended December 31, 2009 and 2008, respectively, are derived through comprehensive strategic alliances with affiliated practices. Under these agreements, our management fee is

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

calculated as a portion of the earnings of affiliated practices, net of any amounts retained by the practices for payment of compensation to the practices’ physicians and certain other direct costs, or in limited circumstances, a fixed fee.

Therefore, although we are not directly involved in providing healthcare services to cancer patients, under our comprehensive strategic alliances, our results are highly correlated to the results of our affiliated practices which provide such care. Our affiliated practices recognize revenue based on gross billings, net of allowances for contractual adjustments and uncollectible accounts. Contractual adjustments are necessary to reduce gross billings to amounts that will be paid by individual payers under terms of individual arrangements with affiliated practices. These payers include Medicare, Medicaid, managed care, other health plans and patients. Payments from these payers are subject to regulatory change, in the case of Medicare and Medicaid, or periodic renegotiation and the financial health of the payer, in the case of managed care, other health plans and patients. Additionally, charges to third party payers are often subject to review, and possibly audit, by the payer, which may result in a reduction of fees recognized for billed services. While we believe affiliated practices under the comprehensive strategic alliance model appropriately record contractual allowances and provisions for doubtful accounts in the determination of revenue, the process includes an inherent level of subjectivity. Typically, adjustments to revenue for these matters, and ultimately our management fees, are recorded in the period such adjustments become known.

Our revenue is net of amounts retained by practices for payment of compensation to affiliated physicians. Many of our affiliated practices with comprehensive strategic alliances participate in a bonus program that is intended to create a mutually-aligned incentive to appropriately utilize resources and deploy capital by providing a reduction in, or rebate of, management fees payable to us. Practices participate in this program only when specified earnings and returns on invested capital targets are met. These payments are generally based upon annual practice results and are computed in accordance with our service agreement with the practice. Additionally, effective July 1, 2006, to promote continued support of initiatives in the pharmaceutical services segment, we initiated a program to reduce management fees paid by practices affiliated under comprehensive strategic alliances based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the segment.

Physician practices that enter into comprehensive strategic alliance arrangements receive pharmaceutical products as well as a broad range of practice management services. These products and services represent multiple deliverables provided under a single contract for a single fee. We have analyzed the components of the contract attributable to the provision of products and the provision of services and attributed fair value to each component. For revenue recognition purposes, product revenue and service revenue have each been accounted for separately.

Product revenue consists of sales of pharmaceuticals to affiliated practices under comprehensive strategic alliance arrangements or under the targeted physician services model. Under each of these arrangements, we agree to furnish the affiliated practices with pharmaceuticals and supplies. Because we act as principal, product revenue is recognized as (i) the cost of the pharmaceutical (which is reimbursed to us pursuant to all of our contractual arrangements with physician practices) plus (ii) an additional amount. Under the targeted physician services model, this additional amount is the actual amount charged to practices because all of the services are provided on a fee-for service basis under this model. Therefore, under the targeted physician services, the additional amount is directly related to and not separable from the delivery of pharmaceutical products. Comprehensive strategic alliance arrangements do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of pharmaceuticals. Accordingly, the additional amount included in product revenue reflects our estimate of the portion of our service fee that represents fair value relative to product sales and is based upon the terms upon which we offer pharmaceuticals under our targeted physician services model. Service revenue consists of our revenue, other than product revenue, under our service agreements with affiliated practices and for our services provided to customers other than affiliated physicians.

Valuation of Accounts Receivable

Reimbursement relating to healthcare accounts receivable, particularly governmental receivables, is complex and changes frequently, and could, in the future, adversely impact our ability to collect accounts receivable and the accuracy of our estimates.

To the extent we are legally permitted to do so, we purchase accounts receivable generated by treating patients from our comprehensive strategic alliance practices. We purchase these receivables at their estimated net realizable value, which in management’s judgment is the amount that we expect to collect, taking into account contractual agreements that reduce gross

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

fees billed and allowances for accounts that may otherwise be uncollectible. If we determine that accounts are uncollectible after purchasing them from a practice, our contracts require the practice to reimburse us for the additional uncollectible amount. Such reimbursement however, reduces the practice’s earnings for the applicable period. Because our management fees are partly based upon practice earnings, this adjustment would also reduce our future service fees.

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

Unlike our practices affiliated through comprehensive agreements, we do not maintain billing and collection systems for practices affiliated under the targeted physician services model and our collection of receivables from targeted physician services customers is subject to their willingness and ability to pay for products and services delivered by us. Typically, payment is due from targeted physician services customers within 30 days from the date products and services are delivered. Where appropriate, we seek to obtain personal guarantees from affiliated physicians to support the collectibility of receivables. We maintain an allowance for uncollectible accounts based upon both an estimate for specifically-identified doubtful accounts and an estimate based on an evaluation of the aging of receivable balances.

Impairment of Long-Lived Assets

As of December 31, 2009 and 2008, our consolidated balance sheet includes goodwill in the amount of $377.3 million, of which $28.9 million, $191.4 million and $157.0 million was associated with the Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments, respectively.

We assess the recoverability of goodwill on an annual basis or more frequently if events or circumstances indicate the carrying value of goodwill may not be recoverable. In our most recent annual assessment, during the fourth quarter of 2009, we estimated that the fair values of our Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments exceeded their carrying values by approximately $142.0 million, $47.0 million and $445.0 million, respectively.

A future decline in the operating performance or increase in the capital requirements of the Cancer Center Services segment could result in an impairment of goodwill related to this segment. Goodwill for the Cancer Center Services segment was $191.4 million at December 31, 2009. Factors that could contribute to a decline in operating performance would include, but are not limited to, a reduction in reimbursement for radiation therapy and diagnostic services by third party payers (including governmental and commercial payers), an increase in operating costs such as compensation or utilities, or a reduction in our management fees under comprehensive management agreements. On October 30, 2009, CMS issued changes to policies and payment rates under the 2010 Medicare physician fee schedule. This fee schedule includes reductions in reimbursement for radiation therapy services of approximately 1% in 2010, which increase to 5% in 2013 under the four-year phase-in of the provisions. The Company is in the process of evaluating the rule’s estimated impact. Additionally, increasing capital requirements as a result of escalating equipment or financing costs or investments in new technology could negatively impact the segment’s estimated fair value such that an impairment of its goodwill may be deemed to have occurred. We continue to address the negative factors that could result in an impairment of goodwill related to this segment. During 2009, we implemented certain cost reduction efforts and increased our emphasis on capital management, including working capital and investments in new projects. On April 6, 2009, CMS issued a final NCD to expand coverage for initial testing with PET as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis to include subsequent treatment strategies and is expected to expand usage of PET scans, and favorably impact the results of the Cancer Center Services segment. However, future adverse changes in actual or anticipated operating results, economic factors and/or market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges. Because measuring an impairment charge requires the identification and valuation of intangible assets that have either increased in value or have been created since the goodwill was initially recognized, it is not possible to estimate the impact of the impairment charge that would be recorded if the estimated fair value of the Cancer Center Services segment were to decline below its carrying value. We perform our annual goodwill assessment as of the beginning of the fourth quarter, however if events or

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

circumstances change that we conclude would more likely than not reduce the fair value of our Cancer Center Services segment below its carrying amount, we would perform impairment testing before that date.

Volume-Based Pharmaceutical Rebates

Several of our agreements with pharmaceutical manufacturers provide for discounts in the form of volume-based rebates, which are payable at the end of a stipulated measurement period. Certain agreements also provide rebates based upon market share data. At December 31, 2009 and 2008, we had recorded a rebate receivable of $28.3 million and $32.9 million, respectively. Effective October 1, 2008, an agreement with one manufacturer that previously provided pricing adjustments through rebates was converted, for the most part, to provide those adjustments as discounts to the invoiced cost of pharmaceuticals. As a result of this change, the discounts are now a reduction of the amount payable to the manufacturer rather than a rebate receivable at December 31, 2009 and 2008. Rebates earned from pharmaceutical manufacturers are subject to review and final determination based upon the manufacturer’s analysis of usage data and contractual terms. Certain pharmaceutical manufacturers pay rebates under multi-product agreements. Under these types of agreements, our rebates on several products could be impacted based upon our failure to meet predetermined targets with respect to any single product. Additionally, contractual measurement periods may not necessarily coincide with our fiscal periods.

We accrue rebates, and record a reduction to cost of products, based upon our internally monitored usage data and our expectations of usage during the measurement period for which rebates are accrued. Rebate estimates accrued prior to invoicing pharmaceutical manufacturers (which generally occurs 10-30 days after the end of the measurement period) are revised to reflect actual usage data for the measurement period being invoiced. For certain agreements, we record market share rebates at the time we invoice the manufacturer, as information necessary to reliably assess whether such amounts will be earned is not available until that time. Our billings are subject to review, and possible adjustment, by the manufacturer.

Accounting for Income Taxes

Accounting guidance for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our current tax provision together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Deferred income taxes are recorded for temporary differences between the amounts of assets and liabilities reported for financial statement purposes and their tax basis. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.

We evaluate the realizability of deferred tax assets by assessing recent and projected financial results, estimating the future reversals of existing temporary differences and considering the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. As a result of this evaluation, the deferred tax assets of US Oncology Holdings, Inc. has been reduced by a valuation allowance in the amount of $16.5 million as its recent history of operating losses indicated these assets may not be recoverable.

Changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax assets and liabilities and could cause our provision for income taxes to vary from estimated amounts and from period to period.

US Oncology Holdings, Inc. files as a consolidated group for income tax reporting purposes. At December 31, 2009, US Oncology Holdings, Inc. had deferred tax liabilities in excess of deferred tax assets of approximately $0.6 million after consideration of the $16.5 million valuation allowance.

US Oncology, Inc. is a subsidiary of the US Oncology Holdings, Inc. consolidated group for income tax reporting purposes. For financial reporting purposes, US Oncology, Inc.’s tax provision has been computed on the basis that it filed a

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

separate federal income tax return together with its subsidiaries. The taxable income of US Oncology, Inc. computed under the separate return method is greater than the taxable income of the US Oncology Holdings, Inc. consolidated group because it does not include the incremental expenses of the parent company which principally relate to interest on the indebtedness of US Oncology Holdings, Inc. At December 31, 2009, US Oncology, Inc. had deferred tax liabilities in excess of deferred tax assets of approximately $30.7 million.

Under the terms of its indebtedness, US Oncology is precluded from making tax payments to its parent, or directly to the Internal Revenue Service, in excess of the consolidated group’s income tax liability, and US Oncology Holdings, Inc. has contributed to US Oncology, Inc. tax benefits associated with the incremental expenses of US Oncology Holdings, Inc. based on tax returns filed for the period from August 21, 2004 through December 31, 2007. As such, and in accordance with generally accepted accounting principles, the amount by which US Oncology’s tax liability as stated under the separate return method exceeds the amount of tax liability ultimately settled with, or on behalf of, its parent company is considered a capital contribution from the parent to US Oncology, Inc. During the year ended December 31, 2008, US Oncology, Inc. recognized a capital contribution in the amount of $22.5 million based on tax returns filed for the period from August 20, 2004 through December 31, 2007. During the year ended December 31, 2009, no tax-related capital contributions were recognized by US Oncology, Inc. as its tax liability as stated under the separate return method did not exceed the amount of tax liability ultimately settled by its parent company.

Effective January 1, 2007, we adopted guidance for accounting for uncertainty in income taxes. In connection with the adoption of this guidance, we recognized tax reserves for uncertain tax positions and interest and penalties. See Note 9 in Part II, Item 8. – Financials Statements for additional discussion.

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

Discussion of Non-GAAP Information

In this annual report, we use the terms “EBITDA” which represent earnings before interest, taxes, depreciation, amortization (including amortization of stock-based compensation), noncontrolling interest and other income (expense) and “Adjusted EBITDA” which is EBITDA before impairment and restructuring charges, loss on early extinguishment of debt and other non-cash charges. EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP; rather they are derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA and Adjusted EBITDA to the Consolidated Statement of Operations and Comprehensive Income (Loss) and the Consolidated Statement of Cash Flows is included in this annual report.

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA and Adjusted EBITDA as key indicators to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. At December 31, 2009, our Senior Secured Revolving Credit Facility required that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. Management believes that EBITDA and Adjusted EBITDA are useful to investors, since they provide investors with additional information not directly available in a GAAP presentation.

As non-GAAP measures, EBITDA and Adjusted EBITDA should not be viewed as alternatives to the Company’s income from operations, as an indicator of operating performance, or our cash flow from operations as a measure of liquidity. For example, EBITDA and Adjusted EBITDA do not reflect:

•	the Company’s significant interest expense, or the cash requirements necessary to service interest and principal payments on our indebtedness;

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

cash requirements for the addition or replacement of capital assets being depreciated and amortized, which typically must be replaced in the future, even though depreciation and amortization are non-cash charges;

•	changes in, or cash equivalents available for, our working capital needs;

•

the Company’s cash expenditures, or future requirements, for other capital expenditure, such as payments that may be made as consideration to affiliating physicians joining our network, or contractual commitments; and,

•	the fact that other companies may calculate EBITDA or Adjusted EBITDA differently than we do, which may limit their usefulness as comparative measures.

Despite these limitations, management believes that EBITDA and Adjusted EBITDA provide investors and analysts with a useful measure of liquidity and financial condition unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Management compensates for these limitations by relying primarily on the Company’s GAAP results and using EBITDA and Adjusted EBITDA as supplemental information for comparative purposes and for analyzing compliance with loan covenants.

In all events, EBITDA and Adjusted EBITDA are not intended to be substitutes for GAAP measures. Investors are advised to review such non-GAAP measures in conjunction with GAAP information provided by us.

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

	US Oncology Holdings, Inc.						US Oncology, Inc.
	Year Ended December 31,						Year Ended December 31,
	2009		2008		2007		2009		2008		2007
Product revenues	$2,363,824	67.3%	$2,224,704	67.3%	$1,970,106	65.7%	$2,363,824	67.3%	$2,224,704	67.3%	$1,970,106	65.7%
Service revenues	1,147,856	32.7	1,079,473	32.7	1,030,672	34.3	1,147,856	32.7	1,079,473	32.7	1,030,672	34.3

Total revenues	3,511,680	100.0	3,304,177	100.0	3,000,778	100.0	3,511,680	100.0	3,304,177	100.0	3,000,778	100.0

Cost of products	2,312,443	65.9	2,163,943	65.5	1,925,547	64.2	2,312,443	65.9	2,163,943	65.5	1,925,547	64.2
Cost of services:
Operating compensation and benefits	558,181	15.9	523,939	15.9	479,177	16.0	558,181	15.9	523,939	15.9	479,177	16.0
Other operating costs	330,792	9.4	321,947	9.7	293,677	9.8	330,792	9.4	321,947	9.7	293,677	9.8
Depreciation and amortization	72,312	2.1	72,790	2.2	73,159	2.3	72,312	2.1	72,790	2.2	73,159	2.3

Total cost of services	961,285	27.4	918,676	27.8	846,013	28.1	961,285	27.4	918,676	27.8	846,013	28.1
Total cost of products and services	3,273,728	93.3	3,082,619	93.3	2,771,560	92.3	3,273,728	93.3	3,082,619	93.3	2,771,560	92.3
General and administrative expense	72,214	2.1	77,265	2.3	84,423	2.8	71,934	2.0	76,883	2.3	84,326	2.8
Impairment and restructuring charges	8,504	0.2	384,929	11.6	15,126	0.5	8,504	0.2	384,929	11.6	15,126	0.5
Depreciation and amortization	30,896	0.9	30,017	0.9	16,172	0.5	30,896	0.9	30,017	0.9	16,172	0.5

Total costs and expenses	3,385,342	96.5	3,574,830	108.1	2,887,281	96.1	3,385,062	96.4	3,574,448	108.1	2,887,184	96.1

Income (loss) from operations	126,338	3.5	(270,653)	(8.1)	113,497	3.9	126,618	3.6	(270,271)	(8.1)	113,594	3.9
Other income (expense):
Interest expense, net	(139,591)	(4.0)	(136,474)	(4.1)	(137,496)	(4.6)	(101,249)	(2.9)	(92,757)	(2.8)	(95,342)	(3.2)
Loss on early extinguishment of debt	(25,081)	(0.7)	—	—	(12,917)	(0.4)	(25,081)	(0.7)	—	—	—	—
Other income (expense), net	(11,771)	(0.3)	(19,006)	(0.6)	(11,885)	(0.4)	1,315	—	2,213	0.1	—	—

Income (loss) before income taxes	(50,105)	(1.5)	(426,133)	(12.8)	(48,801)	(1.5)	1,603	(0.0)	(360,815)	(10.8)	18,252	0.7
Income tax benefit (provision)	2,101	0.1	16,923	0.5	17,447	0.6	(1,593)	—	(6,351)	(0.2)	(7,447)	(0.2)

Net income (loss)	(48,004)	(1.4)	(409,210)	(12.3)	(31,354)	(0.9)	10	(0.0)	(367,166)	(11.0)	10,805	0.5
Less: Net income attributable to noncontrolling interests	(3,586)	(0.1)	(3,324)	(0.1)	(3,619)	(0.1)	(3,586)	(0.1)	(3,324)	(0.1)	(3,619)	(0.1)

Net income (loss) attributable to the Company	$(51,590)	(1.5)%	$(412,534)	(12.4)%	$(34,973)	(1.0)%	$(3,576)	(0.1)%	$(370,490)	(11.1)%	$7,186	0.4%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In the following discussion, we address the results of operations of US Oncology and Holdings. With the exception of expenses associated with its separate capitalization, nominal administrative expenses and the related tax effects, the results of operations of Holdings are identical to those of US Oncology. Therefore, discussion related to revenue, cost of products and cost of services is identical for both companies. Beginning with the discussion of corporate costs (which includes interest and general and administrative expense), we first address the results of US Oncology, since it incurs the substantial portion of such expenses. Following the discussion of US Oncology, we separately address the incremental costs related to Holdings.

We derive revenue primarily in four areas:

•

Comprehensive management fees. Under our comprehensive strategic alliances, we recognize revenues equal to the reimbursement we receive for all expenses we incur in connection with managing a practice plus an additional management fee (typically based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments).

•

Targeted physician services fees. Under our targeted physician services agreements, we earn revenue from affiliated practices for products delivered and services rendered. These revenues include payment for all of the pharmaceutical agents purchased by the practice and a service fee for the pharmacy-related services we provide.

•

GPO, data and other service fees. We receive fees from pharmaceutical companies for acting as a GPO for our affiliated practices and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect, compile and analyze, as well as fees for other services we provide to pharmaceutical companies, including reimbursement support.

•

Clinical research fees. We receive fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

A portion of our revenue under our comprehensive strategic alliances and our targeted physician services agreements with affiliated practices is derived from sales of pharmaceutical products and is reported as product revenues. Our remaining revenues are reported as service revenues. Physician practices that enter into comprehensive strategic alliances with us receive a broad range of services and receive pharmaceutical products. These products and services represent multiple deliverables rendered under a single contract, with a single fee. We have analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

As of December 31, 2009, 2008, and 2007, we have affiliated with the following number of physicians (including those under targeted physician services agreements), by specialty:

	As of December 31,
	2009	2008	2007
Medical oncologists/hematologists	1,062	989	1,001
Radiation oncologists	163	160	146
Other oncologists	85	62	52

Total physicians	1,310	1,211	1,199

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive strategic alliances and targeted physician services agreements:

Comprehensive Strategic Alliances(1)	As of December 31,
	2009	2008	2007
Affiliated physicians, beginning of period	979	903	879
Physician practice affiliations	51	67	21
Recruited physicians	58	52	58
Retiring/Other	(66)	(56)	(40)
Net conversions (to)/from TPS agreements	(12)	13	(15)

Affiliated physicians, end of period	1,010	979	903

Targeted Physician Services Agreements(2)	As of December 31,
	2009	2008	2007
Affiliated physicians, beginning of period	232	296	188
Physician and practice affiliations	112	45	111
Physician practice separations	(41)	(67)	(13)
Retiring/Other	(15)	(29)	(5)
Net conversions (to)/from comprehensive strategic alliances	12	(13)	15

Affiliated physicians, end of period	300	232	296

Affiliated physicians, end of period	1,310	1,211	1,199

(1)	Operations related to comprehensive strategic alliances are included in the medical oncology and cancer center services segments.

(2)	Operations related to targeted physician services agreements are included in the pharmaceutical services segment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	December 31,
	2009	2008	2007
Cancer Centers, beginning of period	80	77	80
Cancer Centers opened	6	4	2
Cancer Centers closed	(3)	(1)	(4)
Cancer Centers recategorized	—	—	(1)

Cancer Centers, end of period	83	80	77

Radiation Oncology-Only Facilities, end of period	17	14	11

Total Radiation Oncology Facilities (1)	100	94	88

Linear Accelerators (2)	127	119	114

PET Systems (2)	39	37	34

CT Scanners (3)	67	62	62

(1)	Includes 98, 88 and 77 sites utilizing IMRT and/or IGRT technology at December 31, 2009, 2008 and 2007, respectively.

(2)	Includes 30, 26 and 21 PET/CT systems at December 31, 2009, 2008 and 2007, respectively.

(3)	Excludes PET/CT systems which are classified as PET systems above.

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated with comprehensive strategic alliances:

	Year Ended December 31,
	2009	2008	2007
Average Per Operating Day Statistics:
Medical oncology visits	11,301	10,816	10,028
Total patient visits	11,913	11,408	10,586
Total new patients	1,235	1,140	1,008
New cancer patients	670	640	604
Radiation treatments	2,777	2,732	2,719
Targeted treatments (included in radiationtreatments) (1)	781	690	620
PET scans	225	207	180
CT scans	849	792	743

(1)	Includes IMRT, IGRT, mammosite, brachytherapy and stereotactic radiosurgery treatments

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The following discussion compares our results of operations for the years ended December 31, 2009, 2008 and 2007.

Revenue

The following tables reflect our revenue by segment for the year ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,				Year Ended December 31,
	2009	2008	Change		2007	Change
Medical oncology services	$2,400,883	$2,251,374	6.6%		$2,088,186	7.8%
Cancer center services	387,555	367,062	5.6		349,900	4.9
Pharmaceutical services	2,487,400	2,486,685	—		2,282,761	8.9
Research and other services	69,985	58,991	18.6		51,189	15.2
Eliminations (1)	(1,834,143)	(1,859,935)	nm	(2)	(1,771,258)	nm	(2)

Total revenue	$3,511,680	$3,304,177	6.3		$3,000,778	10.1

As a percentage of revenue:
Medical oncology services	68.4%	68.1%			69.6%
Cancer center services	11.0	11.1			11.6
Pharmaceutical services	70.8	75.3			76.1
Research and other services	2.0	1.8			1.7
Eliminations (1)	(52.2)	(56.3)			(59.0)

Total revenue	100.0%	100.0%			100.0%

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (Pharmaceutical Services segment) to our affiliated practices (Medical Oncology segment).

(2)	Not meaningful

Medical Oncology Services. For the year ended December 31, 2009, revenue in the medical oncology services segment increased by $149.5 million, or 6.6 percent, to $2.4 billion as compared to 2008. The revenue growth is primarily due to higher average daily visits reflecting both physician additions and increased productivity.

Medical oncology services revenue increased $163.2 million, or 7.8 percent, to $2.3 billion for the year ended December 31, 2008 from $2.1 billion for the year ended December 31, 2007. The revenue increase reflects higher average daily visits from the growth in our network of affiliated medical oncologists. Partially offsetting the revenue growth were reduced utilization of ESAs and the impact of contractual amendments in 2007.

Under comprehensive strategic alliances, the Company’s management fees are comprised of reimbursement for expenses we incur in connection with managing a practice, plus a fee that is typically a percentage of the affiliated practice’s earnings before income taxes. Our agreements also provide for performance-based reductions in our percentage-based fee that are intended to encourage disciplined use of capital. Occasionally management agreements may be amended to provide a platform for long-term financial improvement of the practices’ results, encourage practice growth and efficiency, and/or streamline several complex service agreements.

Additionally, in connection with our launch of our pharmaceutical distribution business, effective July 1, 2006, to promote continued support of initiatives in this area, we initiated a program to reduce management fees paid by practices affiliated by comprehensive strategic alliances based upon compliance with distribution efficiency guidelines established by the Company and the profitability of the pharmaceutical services segment. Management fees were reduced by $19.3 million, $23.9 million and $24.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The financial results and other data relating to affiliated practices included in our discussion of Medical Oncology Services results reflects only physicians affiliated by comprehensive strategic alliances.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cancer Center Services. During 2009, cancer center services revenue increased by $20.5 million, or 5.6 percent, to $387.5 million as compared to 2008 reflecting an increase in radiation treatments and diagnostic scans resulting from increasing affiliated radiation oncologists and same market productivity along with additional investments in radiation therapy and diagnostic imaging equipment and a shift towards more technologically advanced radiation therapies.

In 2008, cancer center services revenue increased $17.2 million, or 4.9 percent, to $367.1 million for the year ended December 31, 2008 from $349.9 million for the year ended December 31, 2007. The revenue increase reflects higher volumes, an increase in physicians affiliated through comprehensive strategic alliances, and continued migration toward advanced targeted radiation therapies. Partially offsetting the revenue growth were reduced management fees due to contractual amendments in 2007 and 2008.

Pharmaceutical Services. Pharmaceutical services revenue remained consistent at $2.5 billion as higher revenues associated with the growth in the affiliated physician network and same market patient visits was offset by reduced ESA utilization and slightly lower distribution center volumes as we reduced inventory levels at affiliated practice sites.

Pharmaceutical services revenue was $2.5 billion for the year ended December 31, 2008 from $2.3 billion for the year ended December 31, 2007, an increase of $203.9 million, or 8.9 percent. The revenue increase is primarily due to the higher number of physicians affiliated through comprehensive service and targeted physician services agreements during the year as well as increased revenue from our oral oncology specialty pharmacy. The impact from the addition of physicians was partially offset by lower utilization of ESAs.

Research and Other Services. Research and other services revenue increased $11.0 million, or 18.6 percent, which reflects an increase in blood and marrow transplant cases at certain practices affiliated through comprehensive relationships and lower payments to physicians participating in clinical research due to new incentive programs. The new incentives reflect our strategy to expand our research network, launch a contract research organization, and create aligned incentives with participating physicians which encourage long-term research programs. The new incentives focus on long-term growth, and as a result, amounts due to researchers for activities during 2009 were lower than in the prior year.

For the year ended December 31, 2008, research and other service revenue was $59.0 million compared to $51.2 million for the year ended December 31, 2007. Enrollment of new patients in 2008 increased 13 percent from 2007.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Costs

Operating costs, including depreciation and amortization related to our operating assets, are presented in the table below (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2009	2008	Change	2007	Change
Cost of products	$2,312,443	$2,163,943	6.9%	$1,925,547	12.4%
Cost of services:
Operating compensation and benefits	558,181	523,939	6.5	479,177	9.3
Other operating costs	330,792	321,947	2.7	293,677	9.6
Depreciation and amortization	72,312	72,790	(0.7)	73,159	(0.5)

Total cost of services	961,285	918,676	4.6	846,013	8.6

Total cost of products and services	$3,273,728	$3,082,619	6.2	$2,771,560	11.2

As a percentage of revenue:
Cost of products	65.9%	65.5%		64.2%
Cost of services:
Operating compensation and benefits	15.9	15.9		16.0
Other operating costs	9.4	9.7		9.8
Depreciation and amortization	2.1	2.2		2.4

Total cost of services	27.4	27.8		28.2

Total cost of products and services	93.3%	93.3%		92.4%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our Medical Oncology Services segment and sold to practices affiliated under the targeted physician services model in our Pharmaceutical Services segment. Product costs increased 6.9% in 2009 and 12.4% in 2008 which is consistent with the revenue growth associated with pharmaceutical use from the corresponding periods. As a percentage of revenue, cost of products was 65.9% in 2009, 65.5 % in 2008 and 64.2% in 2007.

Cost of Services. Cost of services includes operating compensation and benefits related to our operations, including non-physician employees of our affiliated practices. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance and other direct operating costs. As a percentage of revenue, cost of services was 27.4% in 2009, 27.8% in 2008 and 28.1% in 2007.

Corporate Costs and Net Income (Loss) (US Oncology, Inc.).

Corporate costs include general and administrative expenses, depreciation and amortization related to corporate assets and interest expense. Corporate costs of US Oncology, Inc. are presented in the table below. Incremental corporate costs of US Oncology Holdings, Inc. are addressed in a separate discussion below entitled “Corporate Costs and Net Income (US Oncology Holdings, Inc.)”.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	Year Ended December 31,				Year Ended December 31,
	2009	2008	Change		2007	Change
(in thousands)
General and administrative expense	$71,934	$76,883	(6.4)%		$84,326	(8.8)%
Impairment and restructuring charges	8,504	384,929	nm	(1)	15,126	nm	(1)
Depreciation and amortization	30,896	30,017	2.9		16,172	85.6
Interest expense, net	101,249	92,757	9.2		95,342	(2.7)
Loss on early extinguishment of debt	(25,081)	—	nm	(1)	—	nm	(1)
Other (income) expense	(1,315)	(2,213)	nm	(1)	—	nm	(1)

As a percentage of revenue:
General and administrative expense	2.0%	2.3%			2.8%
Impairment and restructuring charges	0.2	11.6			0.5
Depreciation and amortization	0.9	0.9			0.5
Interest expense, net	2.9	2.8			3.2
Loss on early extinguishment of debt	(0.7)	—			—
Other (income) expense	—	(0.1)			—

(1)	Not meaningful

General and Administrative. General and administrative expense was $71.9 million in 2009, $76.9 million in 2008 and $84.3 million in 2007. General and administrative expense during 2009 was $5.0 million lower than 2008 due primarily to cost management efforts implemented during the first half of 2009 which were partially offset by consulting costs incurred in the second half of 2009 related to our growth strategies. The decrease in 2008 from 2007 is due to the management of controllable costs, particularly in areas such as personnel expenses, meeting expenses, and professional fees. Included in general and administrative expense for 2009, 2008 and 2007, is non-cash compensation expense of $2.3 million, $2.1 million and $0.8 million, respectively, associated with restricted stock and stock option awards issued under our equity incentive plans.

Impairment and restructuring charges. Impairment and restructuring charges recognized during the years ended December 31, 2009, 2008 and 2007 consisted of the following amounts (in thousands):

	Year Ended December 31,
	2009	2008	2007
Goodwill	$—	$380,000	$—
Severance costs	6,093	3,891	—
Service agreements, net	150	—	9,339
Property and equipment, net	985	—	4,974
Future lease obligations	1,257	950	792
Other	19	88	21

Total	$8,504	$384,929	$15,126

During 2009, the Company recorded $6.1 million of severance charges primarily related to certain corporate personnel which includes $4.1 million related to benefits payable to the Company’s former Executive Chairman. Also during 2009, an unamortized service agreement intangible was impaired for $0.2 million related to a practice that converted from a comprehensive model to a targeted physician services relationship.

In connection with our ongoing evaluation of growth strategies, during the fourth quarter of 2009, the Company determined that it would cease operations of Oncology Reimbursement Solutions, its centralized billing and collection service. As a result, the Company recognized restructuring charges of $2.3 million related to employee severance payments, vacating leased office space and impairment of certain fixed assets.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

During 2008, the Company recorded restructuring charges of $4.8 million primarily related to employee severance and lease termination fees. Also during 2008, we recognized a $380.0 million impairment charge to goodwill in our Medical Oncology Services segment. In connection with the preparation of the financial statements for the three months ended March 31, 2008, and as a result of the decline in the financial performance of the medical oncology services segment, we assessed the recoverability of goodwill related to that segment. During the year ended December 31, 2007, the financial performance of the medical oncology segment was negatively impacted by reduced coverage for ESAs as a result of revised product labeling issued by the FDA and coverage restrictions imposed by CMS. Goodwill was tested for impairment during both the three months ended September 30, 2007 and December 31, 2007 and no impairment was identified. During the three months ended March 31, 2008, additional price increases from pharmaceutical manufacturers of ESAs and additional safety concerns related to the use of ESAs continued to reduce their utilization by our affiliated physicians and adversely impacted both current and projected operating results for our medical oncology services segment. On March 13, 2008, the ODAC met to consider safety concerns related to the use of these drugs in oncology and recommended further restrictions. These factors, along with a lower market valuation at March 31, 2008 resulting from unstable credit markets, led us to recognize a non-cash goodwill impairment charge in the amount of $380.0 million related to our medical oncology services segment during the three months ended March 31, 2008.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

During the year ended December 31, 2007, we agreed to terminate comprehensive strategic alliances with two practices previously affiliated with us and to instead contract with them under our targeted physician services model. We recognized impairment and restructuring charges of $7.7 million related to these practices, which relate primarily to a $5.0 million write-off of our service agreement intangible assets, where the comprehensive strategic alliance was terminated in connection with the conversions. Also included in the impairment charge is $2.5 million related to assets operated by the practices, which represents the excess of our carrying value over the acquisition price paid by the practices.

Depreciation and Amortization. Depreciation and amortization expense of $30.9 million during the twelve months ended December 31, 2009, increased $0.9 million compared to $30.0 million for the twelve months ended December 31, 2008. The increase in 2008 of $13.8 million as compared to 2007 reflects amortization of affiliation consideration for newly affiliated practices and the amortization of our capital cost incurred to upgrade our company-wide financial system that occurred in 2007.

Interest expense, net. Interest expense, net, increased to $101.3 million during the twelve months ended December 31, 2009 from $92.8 million during the twelve months ended December 31, 2008. The increase from the previous year reflects incremental interest on the $775.0 million 9.125% Senior Secured Notes issued in June 2009. The impact of the incremental interest was partially offset by lower market interest rates on our variable rate senior secured term loan facility, as compared to 2008, before its termination in June 2009. The decrease in 2008 from prior year is due to decreasing LIBO rates as well as the repayment of $29.4 million of indebtedness under our senior secured credit facility during the three months ended June 30, 2008 as required under the “excess cash flow sweep” provision of that facility.

Loss on Early Extinguishment of Debt. During 2009, we recognized a $25.1 million extinguishment loss primarily in connection with replacing the revolving credit facility in August 2009, and refinancing the $436.7 million senior secured term loan facility and the $300 million 9.0% senior notes in June 2009. These losses primarily relate to payment of a call premium and call period interest on the senior notes, the write off of unamortized issuance costs related to the retired debt and certain transaction costs. These losses are partiallty offset by a $0.9 million gain on extinguishment of debt due to the forgiveness of debt owed to a physician who separated from one of our affiliated practices in November 2009.

Income taxes. Our effective tax rate was a provision of 80.3% for the year ended December 31, 2009 which includes an income tax expense of $1.6 million associated with loss before income taxes of $2.0 million. The income tax provision relates primarily to amounts accrued for margin taxes in Texas. Under the Texas margin tax, tax obligations are computed based on receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted under an income tax of an entity may not be considered in assessing an obligation for margin tax.

Our effective tax rate was a provision of 1.7% for the year ended December 31, 2008 which includes an income tax expense of $6.4 million associated with a loss before income taxes of $364.1 million. This rate reflects the impairment of goodwill in the Medical Oncology Services segment, the majority of which was not deductible for tax purposes. Of the $380.0 million impairment charge, $4.0 million was deductible for tax purposes. Consequently, there is no tax benefit associated with a significant portion of the goodwill impairment. Excluding the impact of the goodwill impairment, the effective tax rate was 49.4% for the year ended December 31, 2008.

Our effective tax rate was a benefit of 50.9% for the year ended December 31, 2007 which includes an income tax expense of $7.4 million associated with an income before income taxes of $14.6 million. For 2007, our effective tax rate exceeded the federal statutory rate due primarily to the Texas margin tax and non-deductible entertainment and public policy costs.

Net Income (Loss) Attributable to the Company. Net loss for 2009 was $3.6 million for the year ended December 31, 2009 compared to a net loss of $370.5 million in 2008 and a net income of $7.2 million for 2007.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Corporate Costs and Net Income (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc. (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2009	2008	Change	2007	Change
General and administrative expense	$280	$382	-26.7%	$97	nm	(1)
Interest expense, net	38,342	43,717	-12.3%	42,154	3.7%
Other expense	13,086	21,219	-38.3%	11,885	78.5%
Loss on early extinguishment of debt	—	—	nm (1)	12,917	nm	(1)

(1)	Not meaningful

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $0.3 million, $0.4 million and $0.1 million during 2009, 2008 and 2007, respectively. These costs primarily represent professional fees necessary for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its senior floating rate notes, or the Holdings Notes.

Interest expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. Incremental interest expense was approximately $38.3 million during the year ended December 31, 2009 and $43.7 million for the year ended December 31, 2008. The decreased interest expense in 2009 from 2008 was due to lower market LIBO rates which are the basis for variable interest due on the Holdings Notes. The benefit of lower market interest rates was partially offset by increasing indebtedness as the Company elected to settle interest on the Holdings Notes in kind. The 2008 increase reflects the increase in Holdings Notes due to electing to PIK 100% of the interest due in March 2008 and 50% of the interest due in September 2008.

Other Income (Expense). During the years ended December 31, 2009 and 2008, Holdings recognized an unrealized loss of $13.1 million and $21.2 million, respectively, related to its interest rate swap. Because the interest rate swap is not accounted for as a cash flow hedge, changes in fair value attributable to this instrument are reported currently in earnings.

Income taxes. Holdings’ effective tax rate was a benefit of 3.9% for the year ended December 31, 2009 which includes an income tax benefit of $2.1 million associated with a loss before income taxes of $53.7 million. The tax benefit of the loss before income taxes was reduced primarily by valuation allowances established to reduce Holdings’ deferred tax assets to their estimated realizable value.

Holdings effective tax rate was a benefit of 3.9% for the year ended December 31, 2008 which includes an income tax benefit of $16.9 million associated with a loss before income taxes of $429.5 million which reflects the $380.0 million goodwill impairment charge without a corresponding tax benefit. Excluding the impact of the goodwill impairment, Holdings effective tax rate for the year ended December 31, 2008 was a benefit of 31.2%.

Holdings effective tax rate was a benefit of 33.3% for the year ended December 31, 2007 which includes an income tax benefit of $17.4 million associated with a loss before income taxes of $52.4 million.

Net Income (Loss). Holdings’ incremental net loss for the years ended December 31, 2009, 2008 and 2007 was $48.0 million, $42.0 million and $42.2 million, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of December 31, 2009 and 2008 (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	2009	2008	2009	2008
Current assets	$776,046	$737,302	$752,337	$716,969
Current liabilities	548,715	526,416	529,208	518,353

Net working capital	$227,331	$210,886	$223,129	$198,616

Long-term indebtedness	$1,568,242	$1,517,884	$1,074,288	$1,061,133

The principal difference between the net working capital of Holdings and US Oncology relates to higher income taxes payable reported by US Oncology, Inc., which is included in the US Oncology Holdings, Inc. consolidated group for federal income tax reporting purposes offset by current accruals on the Holdings’ interest rate swap obligation. For purposes of its separate financial statements, US Oncology’s income taxes have been computed on the basis that it filed a separate federal income tax return together with its subsidiaries.

The following table summarizes the cash flows of Holdings and US Oncology (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Net cash provided by operating activities	$161,796	$128,499	$164,677	$172,593	$141,487	$198,030
Net cash used in investing activities	(81,018)	(137,004)	(93,170)	(81,018)	(137,004)	(93,170)
Net cash used in financing activities	(23,444)	(36,275)	(204,018)	(34,462)	(49,263)	(237,370)

Net increase (decrease) in cash and equivalents	57,334	(44,780)	(132,511)	57,113	(44,780)	(132,510)
Cash and equivalents, beginning of period	104,477	149,257	281,768	104,476	149,256	281,766

Cash and equivalents, end of period	$161,811	$104,477	$149,257	$161,589	$104,476	$149,256

Cash Flows from Operating Activities

Holdings generated cash flow from operations of $161.8 million during 2009 compared to $128.5 million during 2008. The increase in operating cash flow was primarily due to increased receivable collections on revenue growth and lower receivable days outstanding, the receipt of an income tax refund, and management of working capital to extend certain vendor payment cycles and reduce inventory levels at affiliated practice sites, which are included in our balance sheets as due from affiliates.

The decrease in operating cash flow in 2008 compared to $164.7 million in 2007 was primarily due to purchases made under generic drug inventory management programs as well as higher working capital requirements associated with revenue growth and increasing network volumes. At December 31, 2007, other receivables included amounts due from one manufacturer that represent nearly 90%, or $86.5 million, of the Company’s other receivables. Effective October 7, 2008, this manufacturer converted a substantial portion of rebates to discounts which impact cash flow upon invoicing from the manufacturer. At December 31, 2008, this manufacturer balance decreased by $74.6 million, from December 31, 2007, as a result. The decrease was partially offset by related increases in amounts paid to physicians.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

For the years ended December 31, 2009 and 2008, the operating cash flow of US Oncology exceeded that of Holdings by $10.8 million and $13.0 million, respectively. This difference relates primarily to obligations of Holdings (primarily for its interest rate swap) financed by a dividend to Holdings and considered a financing cash flow of US Oncology, Inc.

Cash Flows from Investing Activities

During the year ended December 31, 2009, we used $81.0 million for investing activities compared to $137.0 million in 2008. Cash flow for investing activities relate primarily to $78.3 million in capital expenditures, including $57.9 million relating to the development and construction of cancer centers and $17.8 million for maintenance capital expenditures. During the year ended December 31, 2009, we invested $8.4 million in four unconsolidated joint ventures and paid affiliation consideration of approximately $4.5 million. In addition, we recorded distributions of $11.0 million from noncontrolling interests, which includes $7.4 million received from the joint venture formed to construct our corporate headquarters which were sold to an unrelated investor in December 2009.

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

Cash Flows from Financing Activities

During the year ended December 31, 2009, $23.4 million was used in financing activities which relates primarily to the $775.0 million offering of 9.125% Senior Secured Notes completed in June 2009 and the refinancing of the Senior Secured Revolving Credit Facility in August 2009. Proceeds from the Senior Secured Notes offering along with cash on hand were used to repay the $436.7 million senior secured term loan facility maturing in 2010 and 2011 and the $300 million 9.0% senior notes due 2012. Cash flow used by US Oncology for financing activities also includes distributions totaling $11.1 million to finance the payment of interest on the Holdings Notes and to settle amounts due under its interest rate swap agreement.

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

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA” represents earnings before interest expense, net, taxes, depreciation, amortization (including amortization of stock-based compensation), noncontrolling interest and other income (expense). “Adjusted EBITDA” is EBITDA before impairment and restructuring charges, loss on early extinguishment of debt and other non-cash charges. EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP; rather they are derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA and Adjusted EBITDA to the Consolidated Statement of Operations and Comprehensive Income (Loss) and Consolidated Statement of Cash Flows is included in this document.

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA and Adjusted EBITDA as key indicators to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in our network. Our senior secured revolving credit facility requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of December 31, 2009, our senior secured revolving credit facility required that we maintain a leverage ratio (indebtedness divided by EBITDA, as defined by the credit agreement) of no more than 7.00:1.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

For more information regarding our use of EBITDA and Adjusted EBITDA and their limitations, see “Discussion of Non-GAAP Information.”

The following table reconciles net income (loss) as shown in our Consolidated Statement of Operations and Comprehensive Income (Loss) to EBITDA, and reconciles EBITDA to Adjusted EBITDA and net cash provided by operating activities as shown in our Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Net income (loss)	$(48,004)	$(409,210)	$(31,354)	$10	$(367,166)	$10,805
Interest expense, net	139,591	136,474	137,496	101,249	92,757	95,342
Income taxes	(2,101)	(16,923)	(17,447)	1,593	6,351	7,447
Depreciation and amortization	103,208	102,807	89,331	103,208	102,807	89,331
Amortization of stock compensation	2,282	2,103	753	2,282	2,103	753
Loss on interest rate swap	13,086	21,219	11,885	—	—	—
Other (income) expense	(1,315)	(2,213)	—	(1,315)	(2,213)	—

EBITDA	206,747	(165,743)	190,664	207,027	(165,361)	203,678
Loss on early extinguishment of debt	25,081	—	12,917	25,081	—	—
Impairment, restructuring and other charges, net	8,504	384,929	15,126	8,504	384,929	15,126
Other non-cash charges	391	—	—	391	—	—

Adjusted EBITDA	240,723	219,186	218,707	241,003	219,568	218,804
Other non-cash charges	(391)	—	—	(391)	—	—
Changes in assets and liabilities	64,413	39,592	77,708	34,933	19,533	81,023
Deferred income taxes	(5,459)	(10,728)	(11,689)	(110)	1,494	992
Interest expense, net	(139,591)	(136,474)	(137,496)	(101,249)	(92,757)	(95,342)
Income taxes	2,101	16,923	17,447	(1,593)	(6,351)	(7,447)

Net cash provided by operating activities	$161,796	$128,499	$164,677	$172,593	$141,487	$198,030

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Segment Information. The table below presents information about reported segments for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,776,431	$—	$2,421,536	$—	$—	$(1,834,143)	$2,363,824
Service revenues	624,452	387,555	65,864	69,985	—	—	1,147,856

Total revenues	2,400,883	387,555	2,487,400	69,985	—	(1,834,143)	3,511,680
Operating expenses	(2,329,601)	(291,010)	(2,388,444)	(67,775)	(133,871)	1,834,143	(3,376,558)
Impairment and restructuring charges	(176)	—	—	(2,235)	(6,093)	—	(8,504)

Income (loss) from operations	71,106	96,545	98,956	(25)	(139,964)	—	126,618
Loss on early extinguishment of debt	—	—	—	—	(25,081)	—	(25,081)
Add back:
Depreciation and amortization	—	38,882	2,118	270	61,938	—	103,208
Amortization of stock-based compensation	—	—	—	—	2,282	—	2,282

EBITDA	71,106	135,427	101,074	245	(100,825)	—	207,027

Add back:
Other non-cash charges	—	—	—	—	391	—	391
Loss on early extinguishment of debt	—	—	—	—	25,081	—	25,081
Impairment and restructuring charges	176	—	—	2,235	6,093	—	8,504

Adjusted EBITDA	71,282	135,427	101,074	2,480	(69,260)	—	241,003

US Oncology Holdings, Inc.
Operating expenses	—	—	—	—	(280)	—	(280)

Adjusted EBITDA	$71,282	$135,427	$101,074	$2,480	$(69,540)	$—	$240,723

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	Year Ended December 31, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,658,484	$—	$2,426,155	$—	$—	$(1,859,935)	$2,224,704
Service revenues	592,890	367,062	60,530	58,991	—	—	1,079,473

Total revenues	2,251,374	367,062	2,486,685	58,991	—	(1,859,935)	3,304,177
Operating expenses	(2,178,154)	(279,063)	(2,391,050)	(64,118)	(137,069)	1,859,935	(3,189,519)
Impairment and restructuring charges	(380,018)	(150)	—	—	(4,761)	—	(384,929)

Income (loss) from operations	(306,798)	87,849	95,635	(5,127)	(141,830)	—	(270,271)
Add back:
Depreciation and amortization	—	37,916	4,332	374	60,185	—	102,807
Amortization of stock- based compensation	—	—	—	—	2,103	—	2,103

EBITDA	(306,798)	125,765	99,967	(4,753)	(79,542)	—	(165,361)

Add back:
Impairment and restructuring charges	380,018	150	—	—	4,761	—	384,929

Adjusted EBITDA	73,220	125,915	99,967	(4,753)	(74,781)	—	219,568

US Oncology Holdings, Inc.
Operating expenses	—	—	—	—	(382)	—	(382)

Adjusted EBITDA	$73,220	$125,915	$99,967	$(4,753)	$(75,163)	$—	$219,186

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	Year Ended December 31, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,541,186	$—	$2,200,178	$—	$—	$(1,771,258)	$1,970,106
Service revenues	547,000	349,900	82,583	51,189	—	—	1,030,672

Total revenues	2,088,186	349,900	2,282,761	51,189	—	(1,771,258)	3,000,778
Operating expenses	(2,008,528)	(262,190)	(2,191,828)	(51,982)	(128,788)	1,771,258	(2,872,058)
Impairment and restructuring charges	(1,552)	(4,235)	—	—	(9,339)	—	(15,126)

Income (loss) from operations	78,106	83,475	90,933	(793)	(138,127)	—	113,594
Add back:
Depreciation and amortization	—	39,131	5,196	542	44,462	—	89,331
Amortization of stock-based compensation	—	—	—	—	753	—	753

EBITDA	78,106	122,606	96,129	(251)	(92,912)	—	203,678

Add back:
Impairment and restructuring charges	1,552	4,235	—	—	9,339	—	15,126

Adjusted EBITDA	79,658	126,841	96,129	(251)	(83,573)	—	218,804

US Oncology Holdings, Inc.
Operating expenses	—	—	—	—	(97)	—	(97)

Adjusted EBITDA	$79,658	$126,841	$96,129	$(251)	$(83,670)	$—	$218,707

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment).

Below is a discussion of EBITDA and Adjusted EBITDA generated by our three primary operating segments. Please refer to “Results of Operations” for a discussion of our consolidated results presented in accordance with generally accepted accounting principles.

Medical Oncology Services. Medical Oncology Services EBITDA for the year ended December 31, 2009 increased $377.9 million compared to the year ended December 31, 2008 primarily due to the goodwill impairment charge recorded in the prior year period. Excluding the impairment and restructuring charges, Adjusted EBITDA for the year ended December 31, 2009 decreased $1.9 million from the prior year as revenue growth was offset by higher management fee rebates earned under our incentive programs for efficient capital use by affiliated practices and $2.9 million less EBITDA due to declining ESA drug utilization. Additionally, personnel and supplies expenses increased by $9.5 million, or 6 percent, which is less than the revenue growth rate associated with expanding physician network and patient volumes.

Medical Oncology Services EBITDA for the year ended December 31, 2008 decreased $384.9 million compared to the year ended December 31, 2007 primarily due to a $380.0 million non-cash impairment charge to goodwill in 2008 compared to a $1.6 million impairment charge in the prior year. The remaining $6 million decrease was due to reduced utilization of ESAs, increased drug costs and the impact of contractual amendments in 2007 partially offset by revenue growth due to the increase in physicians affiliated by comprehensive strategic alliance.

Cancer Center Services. Cancer Center Services EBITDA for the year ended December 31, 2009 was $135.4 million compared to $125.8 million for the year ended December 31, 2008. Excluding the impairment and restructuring charges, Adjusted EBITDA for the year ended December 31, 2009 increased $9.5 million from the prior year

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

which reflects higher radiation treatments and diagnostic scans resulting from an increase in physicians, same market productivity, additional technology investments and a shift towards more technologically advanced radiation therapies. In addition, we continue to experience a shift toward advanced targeted radiation therapies.

Cancer Center Services EBITDA for the year ended December 31, 2008 was $125.8 million, representing an increase of 2.6 percent over the year ended December 31, 2007. Excluding the impairment and restructuring charges, Adjusted EBITDA for the year ended December 31, 2009 increased $0.9 million from the prior year which reflects higher volumes, an increase in physicians affiliated through comprehensive strategic alliances, and continued migration toward advanced targeted radiation therapies offset by reduced management fees due to contractual amendments in 2007.

Pharmaceutical Services. Pharmaceutical services EBITDA was $101.1 million for the year ended December 31, 2009, an increase of $1.1 million, or 1.1 percent, from the year ended December 31, 2008 due primarily to higher earnings from our Healthcare Informatics and patient assistance services programs, as well as higher pharmaceutical volumes associated with revenue growth in our Medical Oncology Services segment and from physicians affiliated in targeted service relationships. These increases were partially offset by the impact of lower ESA utilization and start up costs related to investments in our physician and patient web portals.

Pharmaceutical services EBITDA was $100.0 million for the year ended December 31, 2008, an increase of $3.8 million, or 4.0 percent, over the year ended December 31, 2007. The increase is consistent with the revenue increase driven by the increase in physicians affiliated through comprehensive alliance and targeted physician services agreements which more than offset the impact of reduced ESA utilization.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to include the following:

•	Payments for acquisition of assets and additional consideration in connection with new practice affiliations with comprehensive strategic alliances;

•	Purchase of real estate and medical equipment for the development of new cancer centers, as well as installation of upgraded and replacement medical equipment at existing centers;

•	Funding of working capital;

•	Investments in information systems, including systems related to our electronic medical record product, iKnowMed;

•	Debt service requirements on our outstanding indebtedness; and

•	Payments made for possible acquisitions to support strategic initiatives or capital investments in new businesses, such as Innovent.

For all of 2010, we anticipate spending $75 to $85 million for the development of cancer centers, purchases of clinical equipment, investments in information systems and other capital expenditures. While the Company has traditionally focused on disciplined use of its capital, we expect to maintain levels of capital investment as a mechanism to preserve cash given the current instability in the general economy and financial markets.

As of March 2, 2010, we had cash and cash equivalents of $103.9 million and $89.6 million available under our $120.0 million revolving credit facility (which had been reduced by outstanding letters of credit, totaling $30.4 million). This entire amount is available to be drawn without violating leverage ratio requirements under financial covenants of the senior secured revolving credit facility. In the event that cash on hand, combined with amounts available under the senior secured revolving credit facility, are insufficient to fund our anticipated working capital requirements, we may be required to obtain additional financing. Recently, due to instability in the credit markets, a number of financial institutions have failed or announced plans to merge with other institutions. The credit markets have not yet stabilized and continued weakness in the financial sector may create the potential risk of additional failures and consolidation, which may negatively impact the ability

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

of institutions that participate in our senior secured revolving credit facility to satisfy their financial commitments to us. We continue to monitor the credit worthiness of financial institutions that participate in our credit facility and will periodically test the availability of funds through short-term advances under the facility. However, there is no assurance that all such lenders will fund future borrowing requests for amounts currently available under our senior secured revolving credit facility in accordance with the terms of the facility. In the event we require additional capital and are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to us on terms that we consider acceptable.

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

Indebtedness

We have a significant amount of indebtedness. On December 31, 2009, we had aggregate indebtedness of approximately $1,578.8 million of which $1,084.9 million, including current maturities of $10.6 million, represents obligations of US Oncology, Inc., and $494.0 million represents an obligation of Holdings.

As of December 31, 2009 and 2008, the Company’s long-term indebtedness consisted of the following (in thousands):

	December 31,
	2009	2008
US Oncology, Inc.
9.125% Senior Secured Notes, due 2017	$759,680	$—
Senior Secured Revolving Credit Facility	—	—
Senior Secured Credit Facility	—	436,666
9.0% Senior Notes, due 2012	—	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	25,945	34,956
Mortgages, capital lease obligations and other	21,242	22,188

	1,084,867	1,071,810
Less current maturities	(10,579)	(10,677)

	$1,074,288	$1,061,133

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	493,954	456,751

	$1,568,242	$1,517,884

On June 18, 2009, US Oncology, Inc. issued $775.0 million aggregate principal amount of senior secured notes maturing August 15, 2017, or the Senior Secured Notes, in a private offering to institutional investors. Interest on these notes accrues at a fixed rate of 9.125% per annum and are payable semi-annually in arrears on February 15 and August 15,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

commencing on August 15, 2009. As of December 31, 2009, the net carrying value of the Senior Secured Notes was $759.7 million, which reflects their $775.0 million face value, net of unamortized original issue discount in the amount of $15.3 million.

Net proceeds from the Senior Secured Notes of approximately $744.4 million, along with cash on hand, were used to repay the previously existing $436.7 million Senior Secured Term Loan facility maturing in 2010 and 2011 and the $300 million 9.0% Senior Notes due 2012, which effectively extended these maturities through August 15, 2017 when the Senior Secured Notes are due.

As a result of these transactions, we will incur approximately $20 to $30 million in additional annual interest cost due primarily to the difference between the fixed 9.125% interest rate on the Senior Secured Notes and the variable rate interest (LIBOR plus 2.75%) associated with the retired Senior Secured Term Loan facility. The 9.0% Senior Notes were refinanced at a rate consistent with their existing coupon. Because the Senior Secured Term Loan facility was scheduled to mature in quarterly installments beginning on September 30, 2010, and because we expected to refinance the facility, likely at rates exceeding its existing terms, prior to its ultimate maturity on August 20, 2011, we anticipate a portion, if not all, of this incremental interest would have been incurred at the time the Senior Secured Term Loan facility was refinanced. In addition, due to recent instability in the financial markets, we could not be assured of future opportunities to refinance the Senior Secured Term Loan facility prior to its maturity.

We incurred approximately $17.5 million in transaction expenses related to the Senior Secured Notes offering which are included as Other Assets in our balance sheet at December 31, 2009. In connection with retiring the Senior Secured Term Loan facility and 9.0% Senior Notes, we recognized a $22.4 million loss on early extinguishment of debt primarily related to payment of a 2.25 percent call premium and call period interest on the 9.0% Senior Notes and the write off of unamortized issuance costs related to the retired Senior Notes and Senior Secured Term Loan facility.

On August 26, 2009 and in connection with the refinancing of the Senior Secured Term Loan facility and the 9.0% Senior Notes, we entered into a credit agreement for a $120.0 million Senior Secured Revolving Credit Facility, including a letter of credit sub-facility and a swingline loan sub-facility, which matures on August 31, 2012. At December 31, 2009, availability had been reduced by outstanding letters of credit amounting to $30.4 million and $89.6 million was available for borrowing. At December 31, 2009, no amounts had been borrowed under the Senior Secured Revolving Credit Facility.

We incurred approximately $4.2 million in transaction expenses related to the Senior Secured Revolving Credit Facility which are included as Other Assets in our balance sheet at December 31, 2009. In connection with terminating the previous revolving credit facility, we recognized a $3.7 million loss on early extinguishment of debt primarily related to the write off of unamortized debt issuance costs and transaction costs associated with terminating the previous credit agreement.

The unsecured notes consist of $275.0 million in 10.75% Senior Subordinated Notes due 2014. The sale of the Senior Subordinated Notes was exempt from registration under the Securities Act. The initial purchasers subsequently resold their notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. The notes were subsequently exchanged for substantially identical notes in an exchange offer registered with the Securities and Exchange Commission.

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

Holdings Notes

During the year ended December 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due 2012. A portion of the proceeds of the notes were used to repay Holdings’ $250.0 million floating rate notes. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”) or by paying 50%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

in cash and 50% by increasing the principal amount of the Notes. Cash interest will accrue on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest will accrue on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR will be reset semiannually. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread of 4.50% was increased by 0.50% on March 15, 2009 and will increase by another 0.50% on March 15, 2010. A portion of the impact of the spread increases has been recognized in interest expense as they are amortized over the term of the Notes. During the years ended December 31, 2009, 2008 and 2007, the Company elected to PIK interest on the Holdings Notes and total interest expense was $38.3 million, $43.7 million and $42.2 million, respectively, which includes cash or PIK interest, as well as interest related to future spread increases and the amortization of debt issuance costs.

US Oncology’s senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of December 31, 2009, US Oncology has the ability to make approximately $26.5 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) 50 percent of net losses of US Oncology, excluding certain non-cash charges such as the $380.0 million goodwill impairment during 2008 and the $25.1 million loss on early extinguishment of debt during 2009. Because the Senior Secured Notes result in incremental debt and interest expense to US Oncology, the refinancing transaction will negatively impact the amount available to make future restricted payments to Holdings. The Senior Secured Notes also restrict such payments to Holdings but are generally less restrictive than the senior subordinated notes. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable for the foreseeable future. Based on projected LIBOR interest rates as of December 31, 2009, the Company expects there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2010. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing, if available, will be made on terms that are acceptable to the Company. The indenture required that the initial interest payment of $21.2 million due September 15, 2007 be made in cash, which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. During the years ended December 31, 2009 and 2008, the outstanding principal amounts of the notes were increased by $37.2 million and $31.8 million, respectively, under elections to pay PIK interest. Also, during the years ended December 31, 2009 and 2008, US Oncology paid dividends to Holdings in the amount of $11.1 million and $13.0 million, respectively, to finance interest payments settled in cash, obligations under the interest rate swap and Holdings’ general corporate expenses.

For the interest payment due March 15, 2010, the Company elected to settle the interest payment due entirely by increasing the principal amount of outstanding notes, and expects to issue $15.7 million in notes on that date. In addition, we are required to pay $9.2 million to settle the obligation under our interest rate swap agreement for the interest period ending March 15, 2010.

Financial Covenants

The senior secured revolving credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio test, which becomes more restrictive over time. At December 31, 2009, the terms of the senior secured revolving credit facility required that we maintain a maximum leverage ratio of 7.00:1. As of December 31, 2009, the maximum leverage

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

ratio, as calculated under the terms of the senior secured revolving credit facility, was 4.70:1. The ratio becomes more restrictive (generally semiannually beginning in 2011) and, at maturity in 2012, the maximum leverage ratio may not be more than 6.00:1. At December 31, 2009, we were in compliance with the financial covenants of the senior secured revolving credit facility and we expect to remain in compliance through the end of December 31, 2010. Our ability to access the senior secured revolving credit facility may be limited if we are not able to maintain compliance with these covenants through the facility’s maturity in August 2012.

Excess Cash Flow Sweep

This provision was terminated when the term loan portion of the senior secured credit facility was retired in June 2009.

Under its previously existing senior secured credit facility, the Company was obligated (based on certain leverage thresholds) to make payments on its term loan facility of up to 75% of “excess cash flow.” Excess cash flow, as defined by the senior secured credit facility, was approximately equal to operating cash flow, as presented in our statement of cash flows, less capital expenditures, consideration paid in affiliation transactions, principal repayments of indebtedness, restricted payments (primarily distributions from US Oncology, Inc. to US Oncology Holdings, Inc.) and cash paid for taxes. There were no payments required for the years ended December 31, 2009 and 2008 under this provision. The payment required for the year ended December 31, 2007 under this provision was $29.4 million, which was paid in April, 2008.

Excess Proceeds Prepayment Offers

Under its Senior Secured Notes indenture, the Company may be obligated (based on certain thresholds) to make prepayment offers on the Senior Secured Notes of up to 100% of “allocable excess proceeds” from any permitted asset sales. No prepayment offer was required for the year ended December 31, 2009. The term “allocable excess proceeds” is equal to the product of the Excess Proceeds (defined below), and a fraction:

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Scheduled Maturities

The following table summarizes scheduled maturities of indebtedness for the next five years (in thousands):

	2010	2011	2012	2013	2014	Thereafter
US Oncology payments due	$10,579	$7,877	$8,174	$8,215	$282,600	$782,741
Holdings payments due	—	—	493,954	—	—	—

As a result of the refinancing transaction in June 2009, the Company has effectively extended maturities of the refinanced indebtedness through August 2017. Previously, the terminated senior secured credit facility matured in four quarterly installments of approximately $110 million each beginning on September 30, 2010 and concluding on August 20, 2011 and the retired $300.0 million of 9% Senior Notes matured in August, 2012.

Currently, $494.0 million of indebtedness is outstanding under the US Oncology Holdings, Inc. Floating Rate PIK Toggle Notes and we expect to settle future interest payments on this indebtedness in kind for the foreseeable future. Based on LIBOR rates as of December 31, 2009, if the Company were to settle all future interest payments in kind, the principal balance of the Notes would be approximately $584 million at maturity in March, 2012.

The maturities due in 2010 are expected to be settled through cash on hand and cash generated through operations. Based on our financial projections, however, the Company may need to seek additional financing to satisfy its capital needs by accessing the public or private equity markets, refinancing existing obligations through issuance of new indebtedness, modifying the terms of existing indebtedness or through a combination of these alternatives. There can be no assurance that additional financing, if available, will be made on terms acceptable to the Company.

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

In addition, pursuant to this amendment, each outstanding share of Series A Preferred Stock and Series A-1 Preferred Stock of US Oncology Holdings, Inc. was converted into a number of common shares equal to its liquidation preference divided by $1.50 plus one additional common share. As a result of the conversion, 13.9 million shares of Series A Preferred Stock and 1.9 million shares of Series A-1 Preferred Stock, with a liquidation preference of $332.2 million and $50.2 million, respectively, were exchanged for an aggregate 270.8 million common shares.

Also, on October 1, 2009, the Board of Directors and stockholders of US Oncology Holdings, Inc. approved amendments to the Amended and Restated 2004 Equity Incentive Plan and the 2004 Director Stock Option Plan.

The amendment to the Amended and Restated 2004 Equity Incentive Plan, which was effective October 1, 2009, among other things, increased the number of shares of common stock reserved for issuance under the plan from 32.0 million shares to 59.6 million shares. The aggregate number of shares reserved for issuance includes awards issued and outstanding prior to the effective date of the amendment. Of the shares reserved for issuance under the plan, 33.2 million shares may be in the form of restricted stock and the remaining shares are available in the form of options to purchase common stock. In connection with the amendment, on October 1, 2009, US Oncology Holdings, Inc. issued an additional 3.4 million shares of restricted stock and 13.8 million options to purchase common stock. Subsequent to these awards, 13.1 million shares remain available for future grants under the plan, of which 1.7 million shares may be in the form of restricted common stock.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

As a result of the aforementioned transactions, the Series A and Series A-1 Preferred Stock is no longer outstanding and its aggregate carrying value, in the amount of $405.3 million, was eliminated and the stockholders’ deficit of US Oncology Holdings, Inc. was adjusted by the same amount. The fair value of the 270.8 million common shares issued upon conversion was estimated to be approximately $108.3 million, or $0.40 per common share, and increased the par value and additional paid in capital in respect of US Oncology Holdings, Inc. common stock by $270,831 and $108.0 million, respectively. The excess of preferred stock carrying value over the estimated fair value of common shares issued upon conversion, in the amount of $297.0 million, reduced the accumulated deficit of US Oncology Holdings, Inc.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations relating to our indebtedness, capital leases, noncancelable leases and outstanding purchase obligations at December 31, 2009. Our contractual obligations related to the indebtedness of US Oncology and US Oncology Holdings include both scheduled principal repayments and interest that will accrue on the outstanding principal balance. We have estimated interest obligations on variable rate indebtedness using the base rate in effect as of December 31, 2009, plus the spread paid over that base rate on the related indebtedness. In most circumstances, our variable rate indebtedness bears interest based upon a spread over the six month LIBOR which was 0.43% as of December 31, 2009.

Obligations	2010	2011	2012	2013	2014	Thereafter
	(dollars in thousands)
US Oncology debt and interest payments due	$113,165	$110,384	$110,149	$109,632	$372,370	$967,742
Holdings debt and interest payments due (1)	29,172	29,172	500,031	—	—	—
Holdings interest rate swap payments (2)	18,643	13,603	4,490	—	—	—
Capital lease payments due	967	328	330	339	347	2,239
Noncancelable operating leases	82,467	73,838	67,417	59,245	51,094	271,471

(1)

Interest payments on the Holdings Notes can be made in cash, in-kind or through a 50/50 combination thereof. Contractual obligations reflect interest expected to accrue during the specified period without regard to the elected method of interest payment. Interest associated with additional notes issued as a result of electing to pay interest in kind will be reflected in future periods once those notes have been issued. Interest on notes to be issued in March, 2010, as a result of our election to settle interest due March 15, 2010 in kind, has not been reflected in the table above as those notes were not outstanding as of December 31, 2009.

(2)

When projected six-month LIBOR rates are less than 4.97%, the Company will be in a liability position related to its interest rate swap instrument. Amounts included in the table represent the estimated payment due from the Company as of December 31, 2009, based on the difference between 4.97% and the projected six-month LIBOR rates on December 31, 2009. Amounts have not been discounted.

(3)	As of December 31, 2009, there was a $2.7 million accrual for uncertain tax positions of which approximately $1.8 million is expected to settle within the next twelve months.

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

We are obligated to pay $0.5 million under pending construction contracts, which we would expect to pay during 2010, based on the progress of the construction projects. For further discussion of our commitments and contingencies, see Note 10 to our Consolidated Financial Statements included in this Annual Report.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements and Leases

We have no off-balance sheet arrangements, other than noncancelable operating lease commitments entered into in the normal course of business. We lease office space, integrated cancer centers and certain equipment under noncancelable operating lease agreements. As of December 31, 2009, total future minimum lease payments, including escalation provisions and leases with parties affiliated with practices are reflected in the preceding table as noncancelable operating leases.

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

Interest Rates

We are subject to interest rate risk on our long-term fixed and variable-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us (i) to changes in market interest rates reflected in the fair value of the debt and (ii) to the risk that we may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates over the life of the instrument, exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily the LIBOR.

Our long-term fixed rate borrowings subject to interest rate risk consist of the following:

	As of December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.125% Senior Secured Notes, due 2017 (a)	$775,000	$804,063	$—	$—
9.0% Senior Notes, due 2012	—	—	300,000	273,000
10.75% Senior Subordinated Notes, due 2014	275,000	287,375	275,000	224,125
Holdings Senior Floating Rate PIK Toggle Notes, due 2012	493,954	456,907	456,751	262,632

(a)	Does not include $15.3 million unamortized original issue discount balance

In general, quoted market prices are available for the borrowings summarized above and, when available, we believe quoted market prices are the best measure of fair value. Absent the availability of quoted market prices, the fair values for long-term fixed rate debt would be computed based on the present value of future cash flows as impacted by the changes in the market rates for similar instruments.

As a result of the refinancing transaction in June 2009, substantially all of our outstanding indebtedness either bears a fixed rate of interest or is subject to an interest rate swap agreement where the Company has fixed the LIBOR rate associated with outstanding variable indebtedness. Our variable-interest rate borrowings include $494 million floating rate PIK toggle notes issued by Holdings and, potentially, any future borrowings under our revolving credit facility. At December 31, 2009, we had no outstanding borrowings under our revolving credit facility. As discussed below, we have used an interest rate swap to manage our exposure to variable interest rates. Our variable interest rate exposure has been hedged, in part, by an interest rate swap agreement through March 15, 2012.

We use sensitivity analysis to determine the impact that market risk exposures may have on our variable interest rate borrowings. To perform this sensitivity analysis, we assess the impact of hypothetical changes in interest rates on variable interest rate instruments. A one percent increase or decrease in the market interest rates, with all other variables held constant, would result in a corresponding increase or decrease in our annual interest expense of approximately $4.9 million for borrowings associated with the Holdings Notes. At the Company’s option, subject to restrictions in other indebtedness, the Company has the option to pay interest expense on the Holdings Notes in cash, through additional notes, or as 50% cash/50% additional notes combination. A portion of the exposure to variable interest rates on the Holdings Notes has been hedged through an interest rate swap agreement with a notional amount of $425.0 million that expires on March 15, 2012 (see “Interest Rate Swap” below).

The carrying value of current maturities of indebtedness of $10.6 million at December 31, 2009 and $10.7 million at December 31, 2008 approximates its fair value.

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

The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Holdings Notes. Based on our financial projections and due to limitations on the restricted payments that will be available to service the Notes, we no longer believe that payment of cash interest on the Holdings Notes remains probable and have discontinued cash flow hedge accounting for this instrument.

The Company recorded an unrealized loss of $13.1 million and $21.2 million during the years ended December 31, 2009 and 2008, respectively. The Company’s consolidated balance sheets as of December 31, 2009 and 2008 include a liability of $32.9 million and $30.5 million, respectively, to reflect the fair market value of the interest rate swap as of that date and is classified as follows (in thousands):

	Fair Value as of December 31, 2009	Fair Value as of December 31, 2008
Liabilities
Other accrued liabilities	$17,742	$10,537
Other long-term liabilities	15,204	19,999

Total	$32,946	$30,536

In addition, we expect to pay $9.2 million to settle the obligation under our interest rate swap agreement for the six month period ending March 15, 2010.

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, as well as the counterparty’s high credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes, an instrument with a similar credit profile and term as the interest rate swap, and the like term treasury spread (as an estimate of a risk free rate). As a result of evaluating the Company’s nonperformance risk, the estimated fair value of the interest rate swap was reduced by $3.4 million and $10.8 million during the years ended December 31, 2009 and 2008, respectively. An increase in future LIBO rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $7.4 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of US Oncology Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of US Oncology Holdings, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 1, 2009 and uncertain tax positions effective January 1, 2007.

PricewaterhouseCoopers LLP

Houston, Texas

March 2, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of US Oncology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of US Oncology, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 1, 2009 and uncertain tax positions effective January 1, 2007.

PricewaterhouseCoopers LLP

Houston, Texas

March 2, 2010

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$161,811	$104,477	$161,589	$104,476
Accounts receivable	349,659	364,336	349,659	364,336
Other receivables	30,928	25,707	30,928	25,707
Prepaid expenses and other current assets	20,818	26,182	20,818	20,682
Inventories	152,642	131,062	152,642	131,062
Deferred income taxes	12,136	9,749	6,002	4,373
Due from affiliates	48,052	75,789	30,699	66,333

Total current assets	776,046	737,302	752,337	716,969
Property and equipment, net	404,928	410,248	404,928	410,248
Service agreements, net	251,397	273,646	251,397	273,646
Goodwill	377,270	377,270	377,270	377,270
Other assets	78,586	72,434	73,259	64,720

	$1,888,227	$1,870,900	$1,859,191	$1,842,853

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term indebtedness	$10,579	$10,677	$10,579	$10,677
Accounts payable	279,948	266,443	279,788	266,190
Due to affiliates	110,888	136,913	110,888	136,913
Accrued compensation cost	50,775	40,776	50,775	40,776
Accrued interest payable	40,373	26,266	40,373	26,266
Income taxes payable	4,702	—	3,114	2,727
Other accrued liabilities	51,450	45,341	33,691	34,804

Total current liabilities	548,715	526,416	529,208	518,353
Deferred revenue	4,636	6,894	4,636	6,894
Deferred income taxes	12,711	15,783	36,658	35,139
Long-term indebtedness	1,568,242	1,517,884	1,074,288	1,061,133
Other long-term liabilities	44,796	47,472	15,739	12,347

Total liabilities	2,179,100	2,114,449	1,660,529	1,633,866
Commitments and contingencies (Note 10)
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding at December 31, 2008	—	329,322	—	—
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding at December 31, 2008	—	56,629	—	—
Equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 422,951,505 and 148,281,420 shares issued and outstanding at December 31, 2009 and 2008, respectively	423	148	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	108,723	—	551,986	560,768
Accumulated deficit	(415,624)	(643,220)	(368,930)	(365,354)

Total Company stockholders’ (deficit) equity	(306,478)	(643,072)	183,057	195,415
Noncontrolling interests	15,605	13,572	15,605	13,572

Total (deficit) equity	(290,873)	(629,500)	198,662	208,987

Total liabilities and (deficit) equity	$1,888,227	$1,870,900	$1,859,191	$1,842,853

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Product revenue	$2,363,824	$2,224,704	$1,970,106	$2,363,824	$2,224,704	$1,970,106
Service revenue	1,147,856	1,079,473	1,030,672	1,147,856	1,079,473	1,030,672

Total revenue	3,511,680	3,304,177	3,000,778	3,511,680	3,304,177	3,000,778
Cost of products	2,312,443	2,163,943	1,925,547	2,312,443	2,163,943	1,925,547
Cost of services:
Operating compensation and benefits	558,181	523,939	479,177	558,181	523,939	479,177
Other operating costs	330,792	321,947	293,677	330,792	321,947	293,677
Depreciation and amortization	72,312	72,790	73,159	72,312	72,790	73,159

Total cost of services	961,285	918,676	846,013	961,285	918,676	846,013
Total cost of products and services	3,273,728	3,082,619	2,771,560	3,273,728	3,082,619	2,771,560
General and administrative expense	72,214	77,265	84,423	71,934	76,883	84,326
Impairment and restructuring charges	8,504	384,929	15,126	8,504	384,929	15,126
Depreciation and amortization	30,896	30,017	16,172	30,896	30,017	16,172

	3,385,342	3,574,830	2,887,281	3,385,062	3,574,448	2,887,184
Income (loss) from operations	126,338	(270,653)	113,497	126,618	(270,271)	113,594
Other income (expense):
Interest expense, net	(139,591)	(136,474)	(137,496)	(101,249)	(92,757)	(95,342)
Loss on early extinguishment of debt	(25,081)	—	(12,917)	(25,081)	—	—
Loss on interest rate swap	(13,086)	(21,219)	(11,885)	—	—	—
Other income (expense)	1,315	2,213	—	1,315	2,213	—

Income (loss) before income taxes	(50,105)	(426,133)	(48,801)	1,603	(360,815)	18,252
Income tax benefit (provision)	2,101	16,923	17,447	(1,593)	(6,351)	(7,447)

Net income (loss)	(48,004)	(409,210)	(31,354)	10	(367,166)	10,805
Less: Net income attributable to noncontrolling interests	(3,586)	(3,324)	(3,619)	(3,586)	(3,324)	(3,619)

Net income (loss) attributable to the Company	$(51,590)	$(412,534)	$(34,973)	$(3,576)	$(370,490)	$7,186

Other comprehensive income (loss):
Net income (loss)	$(48,004)	$(409,210)	$(31,354)	$10	$(367,166)	$10,805
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	1,534	(2,485)	—	—	—

Comprehensive income (loss)	(48,004)	(407,676)	(33,839)	10	(367,166)	10,805
Comprehensive income attributable to noncontrolling interests	(3,586)	(3,324)	(3,619)	(3,586)	(3,324)	(3,619)

Other comprehensive income (loss) attributable to the Company	$(51,590)	$(411,000)	$(37,458)	$(3,576)	$(370,490)	$7,186

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

	US Oncology Holdings, Inc. Shareholders
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2006	141,022	$141	$—	$951	$(19,129)	$14,148	$(3,889)
Restricted stock award issuances	250	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1,129)	—	—	—	—	—	—
Share-based compensation	—	—	753	—	—	—	753
Exercise of options to purchase common stock	476	—	1,227	—	—	—	1,227
Dividends paid	—	—	—	—	(133,580)	—	(133,580)
Accretion of preferred stock dividends	—	—	(1,980)	—	(21,078)	—	(23,058)
Accumulated other comprehensive loss for unrealized loss on interest rate swap, net of tax	—	—	—	(2,485)	—	—	(2,485)
Distributions to noncontrolling interests	—	—	—	—	—	(4,550)	(4,550)
Net loss	—	—	—	—	(34,973)	3,619	(31,354)

Balance at December 31, 2007	140,619	141	—	(1,534)	(208,760)	13,217	(196,936)
Shares issued in affiliation transactions	193	—	300	—	—	—	300
Restricted stock award issuances	9,754	9	—	—	(9)	—	—
Forfeiture of restricted stock awards	(2,310)	(2)	—	—	—	—	(2)
Share-based compensation	—	—	2,103	—	—	—	2,103
Exercise of options to purchase common stock	25	—	25	—	—	—	25
Accretion of preferred stock dividends	—	—	(2,428)	—	(21,917)	—	(24,345)
Accumulated other comprehensive loss for unrealized loss on interest rate swap, net of tax	—	—	—	1,534	—	—	1,534
Distributions to noncontrolling interests	—	—	—	—	—	(3,545)	(3,545)
Contributions from noncontrolling interests	—	—	—	—	—	576	576
Net loss	—	—	—	—	(412,534)	3,324	(409,210)

Balance at December 31, 2008	148,281	148	—	—	(643,220)	13,572	(629,500)
Shares issued upon conversion of preferred stock	270,831	272	108,015	—	296,954	—	405,241
Restricted stock award issuances	4,436	3	(3)	—	—	—	—
Forfeiture of restricted stock awards	(597)	—	—	—	—	—	—
Share-based compensation	—	—	2,282	—	—	—	2,282
Accretion of preferred stock dividends	—	—	(1,571)	—	(17,768)	—	(19,339)
Distributions to noncontrolling interests	—	—	—	—	—	(2,773)	(2,773)
Contributions from noncontrolling interests	—	—	—	—	—	1,220	1,220
Net loss	—	—	—	—	(51,590)	3,586	(48,004)

Balance at December 31, 2009	422,951	$423	$108,723	$—	$(415,624)	$15,605	$(290,873)

The accompanying notes are an integral part of these statements.

US ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF EQUITY

(in thousands, except share information)

	US Oncology, Inc. Shareholder
	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings/ Accumulated (Deficit)	Noncontrolling Interests	Total
Balance at December 31, 2006	100	$1	$580,740	$—	$14,148	$594,889
Share-based compensation	—	—	753	—		753
Contribution of proceeds from exercises of options to purchase common stock	—	—	535	—		535
Dividends paid	—	—	(32,842)	(2,050)		(34,892)
Distributions to noncontrolling interests	—	—	—	—	(4,550)	(4,550)
Net income	—	—	—	7,186	3,619	10,805

Balance at December 31, 2007	100	1	549,186	5,136	13,217	567,540
Share-based compensation	—	—	2,103	—		2,103
Contribution of proceeds from exercises of options to purchase common stock	—	—	25	—		25
Non-cash capital contribution	—	—	22,458	—		22,458
Dividends paid	—	—	(13,004)			(13,004)
Distributions to noncontrolling interests	—	—	—	—	(3,545)	(3,545)
Contributions from noncontrolling interests	—	—	—	—	576	576
Net loss	—	—	—	(370,490)	3,324	(367,166)

Balance at December 31, 2008	100	1	560,768	(365,354)	13,572	208,987
Share-based compensation	—	—	2,282	—	—	2,282
Dividends paid	—	—	(11,064)	—	—	(11,064)
Distributions to noncontrolling interests	—	—	—	—	(2,773)	(2,773)
Contributions from noncontrolling interests	—	—	—	—	1,220	1,220
Net loss	—	—	—	(3,576)	3,586	10

Balance at December 31, 2009	100	$1	$551,986	$(368,930)	$15,605	$198,662

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(48,004)	$(409,210)	$(31,354)	$10	$(367,166)	$10,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	112,205	112,286	98,151	109,819	109,901	96,115
Deferred income taxes	(5,459)	(10,728)	(11,689)	(110)	1,494	992
Non-cash compensation	2,282	2,103	753	2,282	2,103	753
(Gain)/loss on sale of assets	—	(2,213)	151	—	(2,213)	151
Loss on early extinguishment of debt, net	25,081	—	12,917	25,081	—	—
Impairment and restructuring charges	8,696	384,929	15,126	8,696	384,929	15,126
Equity earnings in joint venture	(2,668)	(1,929)	(1,576)	(2,668)	(1,929)	(1,576)
Loss on interest rate swap	13,086	22,372	11,885	—	—	—
Non-cash interest under PIK option	35,376	29,768	13,154	—	—	—
(Increase) Decrease in:
Accounts and other receivables	9,937	49,218	7,589	9,937	49,218	7,589
Prepaid expenses and other current assets	(52)	2,087	(4,906)	(52)	2,086	(4,553)
Inventories	(21,675)	(47,428)	(4,441)	(21,675)	(47,428)	(4,441)
Other assets	25	79	(5,650)	24	79	(5,387)
Increase (Decrease) in:
Accounts payable	16,964	31,059	47,427	17,057	31,885	46,813
Due from/to affiliates	(130)	(38,102)	17,655	7,815	(32,054)	29,519
Income taxes receivable/payable	10,202	(1,758)	(3,670)	339	3,562	(3,033)
Other accrued liabilities	5,930	5,966	3,155	16,038	7,020	9,157

Net cash provided by operating activities	161,796	128,499	164,677	172,593	141,487	198,030
Cash flows from investing activities:
Acquisition of property and equipment	(78,261)	(88,743)	(90,850)	(78,261)	(88,743)	(90,850)
Net payments in affiliation transactions	(4,493)	(52,467)	(134)	(4,493)	(52,467)	(134)
Net proceeds from sale of assets	—	5,347	750		5,347	750
Loan to noncontrolling interests	(382)	—	—	(382)	—	—
Acquisition of business, net	(467)	—	—	(467)	—	—
Distributions from unconsolidated subsidiaries	11,032	2,116	254	11,032	2,116	254
Investments in unconsolidated subsidiaries	(8,447)	(3,257)	(4,745)	(8,447)	(3,257)	(4,745)
Proceeds from contract separations	—	—	1,555	—	—	1,555

Net cash used in investing activities	(81,018)	(137,004)	(93,170)	(81,018)	(137,004)	(93,170)

(Continued on following page)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS-continued

(in thousands)

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Cash flows from financing activities:
Proceeds from Senior Floating Rate Notes	—	—	413,232	—	—	—
Proceeds from Senior Secured Notes	758,926	—	—	758,926	—	—
Proceeds from other indebtedness	—	4,000	1,323	—	4,000	1,323
Repayment of term loan	(436,666)	(34,937)	(7,487)	(436,666)	(34,937)	(7,487)
Repayment of Senior Notes	(311,578)	—	—	(311,578)	—	—
Repayment of Senior Subordinated Notes	—	—	(256,766)	—	—	—
Repayment of other indebtedness	(10,847)	(2,235)	(136)	(10,847)	(2,235)	(136)
Debt financing costs	(21,726)	(159)	(1,575)	(21,680)	(143)	(1,554)
Net distributions to parent	—	—	—	(11,064)	(13,004)	(75,501)
Repayment of advance from parent	—	—	—	—	—	(150,000)
Distributions to noncontrolling interests	(2,773)	(3,545)	(4,550)	(2,773)	(3,545)	(4,550)
Contributions from noncontrolling interests	1,220	576	—	1,220	576	—
Payment of dividends on preferred stock	—	—	(25,000)	—	—	—
Payment of dividends on common stock	—	—	(323,580)	—	—	—
Proceeds from exercise of stock options	—	25	521	—	—	—
Contributions of proceeds from exercise of stock options	—	—	—	—	25	535

Net cash used in financing activities	(23,444)	(36,275)	(204,018)	(34,462)	(49,263)	(237,370)
Increase (decrease) in cash and cash equivalents	57,334	(44,780)	(132,511)	57,113	(44,780)	(132,510)
Cash and cash equivalents:
Beginning of year	104,477	149,257	281,768	104,476	149,256	281,766

End of year	$161,811	$104,477	$149,257	$161,589	$104,476	$149,256

Interest paid	$80,290	$93,932	$129,493	$80,265	$85,784	$92,822
Taxes paid (refunded)	(6,847)	(4,412)	3,053	1,367	(4,412)	3,053
Non-cash investing and financing transactions:
Notes issued in affiliation transactions	75	34,328	650	75	34,328	650
Notes issued for interest paid-in-kind	37,203	31,751	—	—	—	—
Accretion of dividends on preferred stock	19,339	24,345	23,058	—	—	—
Issuance of common stock by conversion from preferred stock	405,241	—	—	—	—	—
Non-cash capital contribution	—	—	—	—	22,458	—

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1—DESCRIPTION OF THE BUSINESS

Unless the context otherwise requires, the terms, “Holdings,” or the “Company,” refer to US Oncology Holdings, Inc. and its consolidated subsidiaries. US Oncology, Inc., or US Oncology, refers to Holdings’ wholly owned subsidiary.

The Company was formed in March, 2004, when a wholly owned subsidiary of US Oncology Holdings, Inc. (“Holdings”) agreed to merge with and into US Oncology, Inc., with US Oncology continuing as the surviving corporation and a wholly owned subsidiary of Holdings (the “Merger”). On August 20, 2004, the Merger, valued at approximately $1.6 billion, was consummated. Currently, Holdings’ principal asset is 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings conducts all of its business through US Oncology and its subsidiaries which provide services to a network of affiliated practices, made up of 1,310 affiliated physicians in 496 locations, with the mission of expanding access to and improving the quality of cancer care in local communities. The services the Company offers include:

•

Medical Oncology Services. Under its comprehensive strategic alliances, the Company acts as the exclusive manager and administrator for non-medical business functions connected with its affiliated practices. As such, the Company is responsible for billing and collecting for medical oncology services, physician recruiting, data management, accounting, information systems and capital allocation to facilitate growth in practice operations. The Company also purchases and manages specialty oncology pharmaceuticals for its affiliated practices (part of the $2.4 billion of pharmaceuticals mentioned below).

•

Cancer Center Services. For practices affiliated under comprehensive strategic alliances, the Company develops and manages community-based cancer centers that integrate all aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to chemotherapy and radiation therapy. The Company operates 100 community-based radiation facilities, including 83 integrated cancer centers that include medical oncology and radiation oncology operations, and 17 radiation-only facilities. The Company also has installed and manages 39 Positron Emission Tomography (“PET”) systems including 30 Positron Emission Tomography/Computerized Tomography (“PET/CT”) systems. Additionally, the Company operates 67 CT systems and also provides the comprehensive management and financial services described above in connection with the cancer centers.

•

Pharmaceutical Services. The Company contracts with practices solely for the purchase and management of specialty oncology pharmaceuticals under the targeted physician services model, which does not encompass all of the Company’s other practice management services. During 2009, the Company was responsible for purchasing, delivering and managing over $2.4 billion of pharmaceuticals through a network of 46 licensed pharmacies, 142 pharmacists and 360 pharmacy technicians. Targeted physician services revenues are included in the pharmaceutical services segment. In addition to providing services to affiliated physicians, in this segment the Company capitalizes on the network’s size and scope by providing services to pharmaceutical manufacturers and payers, to improve the delivery of cancer care in America.

•

Research/Other Services. The Company facilitates a broad range of cancer research and drug development activities through its network. It contracts with pharmaceutical and biotechnology companies to provide a comprehensive range of services relating to clinical trials. During 2009, the Company supervised 89 clinical trials, supported by a network of 640 participating physicians in 234 research locations and enrolled 3,004 new patients in research studies.

The Company provides these services through two business models. Under the comprehensive services model known as comprehensive strategic alliance, the Company owns or leases all of the real and personal property used by its affiliated practices. In addition, the Company generally manages the non-medical business operations of its affiliated practices and facilitates communication with its affiliated physicians. Each management agreement contemplates a policy board consisting of representatives from the affiliated physician practice and the Company. The responsibilities of each board include strategic planning, decision-making and preparation of an annual budget for that practice. While both the Company and the affiliated practice have an equal vote in matters before the policy board, the practice physicians are solely responsible for all medical decisions, including the hiring and termination of physicians. The Company is responsible for non-medical decisions, including facilities management and information systems management.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under most comprehensive strategic alliances, the Company is compensated under the earnings model. Under that model, the Company accounts for all expenses that it incurs in connection with managing a practice, including rent, pharmaceutical expenses, and salaries and benefits of non-physician employees of the practices, and is paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. During the year ended December 31, 2009, 73.7% of revenue was derived from comprehensive strategic alliances related to practices managed under the earnings model. The Company’s other comprehensive strategic alliances are on a fixed management fee basis, as required in some states.

The Company’s services are increasingly being offered through targeted arrangements where a subset of the services offered through its comprehensive strategic alliances are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 15.6% of revenue during the year ended December 31, 2009 which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses under the targeted physician services model. A smaller portion of revenue from targeted arrangements was payment for other services the Company provides. Rates for services typically are based on the level of services desired by the practice.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has determined that none of its existing service agreements meet the requirements for consolidation under accounting principles generally accepted in the United States of America. Specifically, the Company does not have an equity ownership interest in any of the practices managed under any service agreement. Furthermore, the Company’s service agreements specifically do not give the Company “control” as described by authoritative accounting guidance for contractual management arrangements which would be required for the Company to consolidate the managed practices based upon such service agreements. The Company records noncontrolling interest associated with consolidated subsidiaries that are less than 100% owned.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues

The Company derives revenue primarily in four areas:

•

Comprehensive management fees. Under the comprehensive strategic alliance model, the Company recognizes revenues equal to the reimbursement it receives for all expenses it incurs in connection with managing a practice plus an additional management fee based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments.

•

Targeted physician services fees. Under the Company’s targeted physician services agreements, the Company bills practices for services rendered. These revenues include payment for the pharmaceutical agents used by the practice for which the Company must pay the pharmaceutical manufacturers and a service fee for the pharmacy-related services provided by the Company.

•

GPO, data and other service fees. The Company receives fees from pharmaceutical companies for acting as a distributor, as a group purchasing organization (“GPO”) for its affiliated practices, and for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data the Company collects, compiles and analyzes, as well as fees for other services provided to pharmaceutical companies, including reimbursement support.

•

Clinical research fees. The Company receives fees for clinical research services from pharmaceutical and biotechnology companies. These fees are separately negotiated for each study and typically include a management fee, per patient accrual fees and fees for achieving various study milestones.

Comprehensive management fees

For both product and service revenues under the comprehensive strategic alliance model, the Company recognizes revenue when the fees are earned and are deemed realizable based upon the contractual amount of such fees. Product revenues are recognized as drugs are dispensed by affiliated physician practices. Service fee revenues are recognized when the fees are deemed determinable and realizable, which is typically at the time these services are provided. Revenue is based upon established or negotiated rates, net of contractual adjustments, allowances for doubtful accounts and amounts to be retained by affiliated practices.

On a monthly basis, under the comprehensive strategic alliance model, fees are paid to the Company and adjustments are made to its fees to reconcile prior estimates to actual amounts. Adjustments are recognized as increases or reductions in revenue in the period they become known. Such reconciliation would also occur upon termination of a contract.

Under the comprehensive strategic alliance model, the revenue recognized includes specific reimbursements related to practice operations and an additional fee based upon practice performance. In recognizing revenue, the Company takes into consideration the priority of payments relating to amounts retained by practices. The Company does not recognize revenue to the extent funds are unavailable to pay such fees as a result of such priority of payments.

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

A portion of the Company’s revenue under its comprehensive strategic alliances and its revenue with targeted physician services affiliated practices is derived from sales of pharmaceutical products and is reported as product revenues. The Company’s remaining revenues under its comprehensive strategic alliances and its revenues from GPO fees, data fees and research fees are reported as service revenues. Physician practices that enter into comprehensive strategic alliances with the Company receive pharmaceutical products and a broad range of services. These products and services represent multiple

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deliverables rendered under a single contract, with a single fee. The Company has analyzed the component of the contract attributable to the provision of products (pharmaceuticals) and the component of the contract attributable to the provision of services and attributed fair value to each component. For revenue recognition purposes, the product revenues and service revenues have each been accounted for separately under authoritative accounting guidance for revenue arrangements with multiple deliverables.

In a minority of the Company’s comprehensive strategic alliances, if the affiliated practice were to incur losses prior to the payment of any physician compensation during a quarter, the Company would be required to bear a portion of those losses up to the amount of the performance-based portion of the fee recognized in previous quarters during the year. This reduction would be reported as a reduction in fees from that practice in the quarter during which such losses were incurred.

Oncology pharmaceutical services fees

Under its targeted physician services arrangements, the Company recognizes revenue as drugs are accepted by the affiliated practices. The Company recognizes revenue based upon the cost of pharmaceuticals purchased by the affiliated practice plus a fee for pharmaceutical services. Such amounts are recorded as product revenues and the related costs are included as cost of products. The Company recognizes revenue for admixture services as those services are performed.

GPO, data and other service fees

The Company receives GPO fees for providing services to pharmaceutical manufacturers and other suppliers. The Company recognizes revenue for GPO fees as it performs the services. GPO fees are distinct from discounts and rebates in that they are not passed back to affiliated practices and are paid to the Company for identifiable services provided to the drug supplier rather than in respect of drug purchases. The Company also provides suppliers with, among other things, data relating to, and analysis of, pharmaceutical use by affiliated practices, access to electronic order entry software from its pharmacy locations and physician practice sites, contract management services and other informational services.

Clinical research fees

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

Product Revenues

Product revenues consist of sales of pharmaceuticals to practices in connection with the comprehensive strategic alliance and targeted physician services models. Under all of its arrangements with affiliated practices, the Company furnishes the practice with pharmaceuticals and supplies. In certain cases, the Company takes legal title to the pharmaceuticals and resells them to practices. In other cases, title to the pharmaceuticals passes directly from the supplier to the practices under arrangements negotiated and managed by the Company pursuant to its service agreements with practices. The Company has analyzed its contracts with physician practices and suppliers of pharmaceutical products purchased pursuant to its arrangements with affiliated practices and determined that, in all cases, it acts as a principal as described by authoritative accounting guidance for reporting gross revenue. For this reason, the Company recognizes the gross amounts from pharmaceuticals as revenue because the Company (i) has separate contractual relationships with affiliated practices and with suppliers of pharmaceutical products under which it is the primary obligor, and has discretion to select those suppliers (ii) is physically responsible for managing, ordering and processing the pharmaceuticals until they are used by affiliated practices, (iii) bears the carrying cost and maintains the equipment, staff and facilities used to manage the inventory of pharmaceuticals, (iv) manages the overall pharmaceutical program, including management of admixture and implementation of programs to minimize waste, enhance charge capture, and otherwise increase the efficiency of the operations of affiliated practices, and (v) bears credit risk for the amounts due from affiliated practices.

Because the Company acts as principal, revenues are recognized as the cost of the pharmaceutical product (which is reimbursed to the Company pursuant to all of its contractual arrangements with physician practices) plus an additional amount. Under the targeted physician services model, this additional amount is the actual amount charged to practices as such services are directly related to and not separable from the delivery of the products. Under the comprehensive strategic alliance model, the contracts do not provide for a separate fee for supplying pharmaceuticals other than reimbursement of the cost of

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

pharmaceuticals. Accordingly, the additional amount included in product revenue reflects the Company’s estimate of the portion of its service fee that represents fair value of product sales. The portion of the service fee allocated to product revenue is based upon the terms upon which the Company offers pharmaceuticals under its targeted physician services model. The Company provides the same services related to delivery and management of pharmaceutical products under its comprehensive strategic alliance as under its targeted physician services model agreements. Accordingly, the Company believes this allocation is appropriate. Discounts and rebates are deducted from product revenues and costs.

Service Revenues

Under the Company’s comprehensive strategic alliance model, service fees are recognized and paid on a monthly basis pursuant to contractual terms. The Company’s fees are calculated based upon (i) reimbursement of costs incurred by the Company on the affiliated practice’s behalf in accordance with the contract terms plus (ii) an additional amount based on performance of the practice that is generally a percentage of earnings before income taxes and physician compensation of the practice for the month. Certain expenses and other allowances included in the calculation of fees are based upon estimates made by the Company. The Company may make certain changes in these estimates in subsequent periods to reflect subsequent events or circumstances. Upon termination of an agreement, fees recognized through the date of termination would not be refundable by the Company, other than as a result of such insignificant adjustments as of the date of termination.

Concentration of Revenue

Changes in payer reimbursement rates, particularly Medicare and Medicaid, or in affiliated practices’ payer mix could materially and adversely affect the Company’s revenues. Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the years ended December 31, 2009, 2008 and 2007, the affiliated practices derived approximately 39.2%, 38.2%, and 37.8%, respectively, of their net patient revenue from services provided under the Medicare program (of which 6.9%, 5.5%, and 3.8%, respectively, relates to Medicare managed care programs) and approximately 3.7%, 3.3%, and 3.0%, respectively of their net patient revenue from services provided under state Medicaid programs. During the years ended December 31, 2009, 2008 and 2007, capitation revenues were less than 1% of total net patient revenue.

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

On July 30, 2007, CMS issued a national coverage decision (“NCD”) establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with US Oncology. In addition, the Oncology Drug Advisory Committee (“ODAC”) of the U.S. Food and Drug Administration (“FDA”) met on March 13, 2008, to further consider the use of ESAs in oncology, Based upon the ODAC findings, on July 30, 2008, the FDA published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement (rather than prescribing) for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers.

The FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) for ESAs. A proposed REMS for ESAs was filed by ESA manufacturers with the FDA in August 2008 and approved on February 16, 2010 to become effective on March 24, 2010. The REMS is focused on ESA prescribing guidelines and requires additional patient consent, education requirements, medical guides and physician registration over a one year period beginning on March 24, 2010. The REMS also outlines additional procedural steps that will be required for qualified physicians to prescribe ESAs for their patients. We believe a possible impact of the REMS could be further reductions in ESA utilization, which could be significant. Because the use of ESAs relates to specific clinical determinations and the Company does not make clinical decisions for affiliated physicians, analysis of the financial impact of these restrictions is a complex process. As a result, there is inherent uncertainty in making an estimate or range of estimates as to the ultimate financial impact on the Company. Factors that could significantly affect the financial impact on the Company include ongoing clinical interpretations of the REMS, coverage restrictions and risks related to ESA use.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The decline in ESA usage has had a significant adverse effect on the Company’s results of operations, and, particularly, its Medical Oncology Services and Pharmaceutical Services segments. Operating income attributable to ESAs administered by our network of affiliated physicians decreased $9.5 million and $25.9 million during the years ended 2009 and 2008, respectively, from the comparable prior year periods. The operating income reflects results from the Company’s Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from the Pharmaceutical Services segment which includes purchases by physicians affiliated under the targeted physician services model, as well as distribution and group purchasing fees received from pharmaceutical manufacturers for pharmaceuticals purchased by physicians affiliated under either of these arrangements.

Decreasing financial performance of affiliated practices as a result of declining ESA usage also affects their relationship with the Company and, in some instances, has led to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs may adversely impact the Company’s ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including pharmaceutical manufacturers of products other than ESAs.

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

On October 30, 2009, CMS announced final changes to policies and payment rates for services to be furnished during 2010 by physicians and nonphysician practitioners who are paid under the Medicare physician fee schedule. Under the statutory formula, the conversion factor for 2010 is estimated to decrease reimbursement by 21.3% unless Congress again enacts superseding legislation. In addition, CMS projects that changes to policies and payment rates for 2010 would result in a 1% decrease (6% decrease in 2013 under 4-year phase-in) in overall payments to the specialty of hematology/oncology and a 1% decrease (5% decrease in 2013) in overall payments to the specialty of radiation oncology. In December 2009, President Obama signed the Department of Defense Appropriations Act, 2010 (H.R. 3326) into law which delayed the 21.3% payment reduction under the current Sustainable Growth Rate, or SGR, formula until March 1, 2010. As of March 2, 2010, President Obama signed into law a bill that includes a 30 day extension of the SGR Fix. The stopgap legislation has been approved to extend the SGR freeze through March 31, 2010. It is not expected that the technical application of the SGR cut to claims from March 1 and March 2 will have any practical impact on Medicare physician payments.

On April 6, 2009, CMS issued a final NCD to expand coverage for initial testing with positron emission tomography (“PET”) as a cancer diagnostic tool for Medicare beneficiaries who are diagnosed with and treated for most solid tumor cancers. This NCD also extends coverage to patients to allow PET usage beyond initial diagnosis, to include subsequent treatment strategies and expanded usage of PET scans, including at US Oncology affiliated practices, beginning in the second quarter of 2009. In April, 2009, US Oncology affiliated practices began accepting patients under the expanded coverage. However, a number of claims were delayed because CMS had not issued the official change request informing Medicare contractors to alter their claims processing until October 31, 2009. The claim reimbursement was retroactive to April 6, 2009 and the expanded coverage on PET utilization and reimbursement was not material.

On October 30, 2008, CMS issued a final rule for the Medicare Physician Fee Schedule for calendar year 2009. The final rule establishes Medicare policy changes and payment rates that went into effect for services furnished by physicians and nonphysician practitioners as of January 1, 2009. The 2009 Medicare Physician Fee Schedule included a 5% decrease in the conversion factor from the 2008 rates reflecting the discontinuation of a budget neutrality adjustor that had been applied to a portion of the fee schedule calculation for the past two years. This change negatively impacted technical services and increased reimbursement for services with greater physician work components such as Evaluation and Management services. Under this fee schedule, pretax income for the year ended December 31, 2009, decreased by approximately $1.2 million compared to the year ended December 31, 2008.

In November, 2006, CMS released its Final Rule of the Five-Year Review of Work Relative Value Units (“RVUs” or “Work RVUs”) under the Physician Fee Schedule and Proposed Changes to the Practice Expense (“PE”) Methodology (the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

“Final Rule”). The Work RVUs changes were implemented in full beginning January 1, 2007, while the PE methodology changes are being phased in over a four-year period (2007-2010). For the year ended December 31, 2009, the Final Rule resulted in an increase in pretax income of $2.6 million over the comparable prior year period for Medicare non-drug reimbursement excluding the 2009 conversion factor change.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for approximately 25% of revenue for the years ended December 31, 2009, 2008 and 2007. Set forth below is selected, unaudited financial and statistical information for Texas Oncology (in thousands):

	Year ended December 31,
	2009	2008	2007
Revenue from Texas Oncology, P.A.	$876,577	$804,032	$779,167
Less: Reimbursement of expenses	827,320	758,393	715,521

Earnings component of management fee	49,257	45,639	63,646

Physicians associated with Texas Oncology at end of period	328	299	277
Cancer centers utilized by Texas Oncology at end of period	35	37	38

The Company’s operating margin for the Texas Oncology service agreement was 5.6%, 5.7%, and 8.2% for the years ended December 31, 2009, 2008 and 2007. Operating margin is computed by dividing the earnings component of the service fee by the total service fee.

Cost of Products

Cost of products includes the cost of pharmaceuticals, personnel costs for pharmacy staff, shipping and handling fees and other related costs. Cost of products is net of rebates earned from pharmaceutical manufacturers and cash discounts, if any. Rebates receivable from pharmaceutical manufacturers are accrued in the period earned by multiplying rebate eligible drug purchases of affiliated practices by the estimated contractually agreed manufacturer rebate amount. Rebate estimates are revised to actual, with the difference recorded to cost of products, upon billing to the manufacturer, generally within 30 days subsequent to the end of the applicable quarter, based upon usage data. Cash discounts for prompt payments to pharmaceutical manufacturers are recognized as a reduction to cost of products when payment for the related pharmaceutical purchases are made. The cost of pharmaceutical drugs in inventory is reduced for estimated rebates.

Cost of Services

Cost of services consists principally of personnel costs, lease costs or depreciation for real estate and equipment used in providing the service and other operating costs.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2009 includes $0.9 million in cash consideration received from a departing physician that had received cash consideration in connection with an affiliation transaction. Other income (expense) for the year ended December 31, 2008 includes a $1.4 million gain on the sale of an investment in a tissue banking company and $0.8 million gain on the sale of undeveloped property.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

To the extent the Company is legally permitted to do so, the Company purchases accounts receivable generated by treating patients from its comprehensive strategic alliance practices. The Company purchases these receivables at their estimated net realizable value, which in management’s judgment is the amount that it expects to collect, taking into account contractual agreements that reduce gross fees billed and allowances for accounts that may otherwise be uncollectible. For accounts receivable that the Company is not legally permitted to purchase (generally receivables from government payers), the Company lends an amount equal to the net realizable value of such receivables to the practice, secured by the applicable receivable and payable from proceeds of collecting such receivables. Whether receivables are purchased or funds are advanced in the form of a loan, such amounts appear on the balance sheet as accounts receivable. If the Company determines that accounts are uncollectible after purchasing them from a practice, its contracts require the practice to reimburse the Company for the additional uncollectible amount. Such reimbursement reduces the practice’s earnings for the applicable period. Because the Company’s management fees are partly based upon practice earnings, this adjustment would also reduce its service fees.

The Company maintains decentralized billing systems, which vary by individual practice. The Company evaluates the realizability of receivables and records appropriate allowances, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than the Company’s estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers.

The Company’s accounts receivable are a function of net patient revenue of the affiliated practices rather than the Company’s revenue. Receivables from the Medicare and state Medicaid programs accounted for approximately 45.1% and 45.6% of the Company’s gross trade receivables for the years ended December 31, 2009 and 2008, respectively, and are considered to have minimal credit risk. No other payer accounted for more than 10.0% of accounts receivable for the years ended December 31, 2009 or 2008.

Accounts receivable also include amounts due from practices affiliated under the targeted physician services model which relate primarily to their purchases of pharmaceuticals. Unlike practices affiliated through the comprehensive strategic alliance model, the Company does not maintain billing and collection systems for practices affiliated under the targeted physician services model and its collection of receivables from targeted physician services customers is subject to their willingness and ability to pay for products and services delivered by the Company. Payment terms for targeted physician services customers vary, ranging from daily debit to 45 days from the date products and services are delivered. Where appropriate, the Company seeks to obtain personal guarantees from affiliated physicians to support the collectibility of these receivables. The Company provides an allowance for uncollectible amounts based upon both an estimate for specifically-identified doubtful accounts and an estimate based on an evaluation of the aging of receivable balances.

Other receivables

Other receivables consist of amounts due from pharmaceutical manufacturers and other miscellaneous receivables. Rebates are accrued based upon internally monitored usage data and expectations of usage during the measurement period for which rebates are accrued. Rebate estimates accrued prior to invoicing pharmaceutical manufacturers (which generally occurs 10-30 days after the end of the measurement period) are revised to reflect actual usage data for the measurement period invoiced. For certain agreements, the Company records market share rebates at the time it invoices the manufacturer, as information necessary to reliably assess whether such amounts will be earned is not available until that time. Billings are subject to review, and possible adjustment, by the manufacturer.

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

Amounts due to affiliates primarily represent amounts to be retained by affiliated practices with comprehensive strategic alliances.

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

The Company reports its consolidated results of operations for federal and state income tax purposes. For operations subject to income taxes, the Company uses the liability method of accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when such differences reverse. Effective January 1, 2007, the Company adopted guidance which clarifies the accounting for uncertainty in income taxes recognized (see Note 9 - Income Taxes).

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

Fair value of financial instruments

The Company’s receivables, payables, prepaids and accrued liabilities are current assets and obligations on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The fair value of indebtedness differs from its carrying value based on current market interest rate conditions as evidenced by market transactions (see Note 7). In September, 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company applied the provisions of the statement to its disclosures related to assets and liabilities which are measured at fair value on a recurring basis (at least annually) which for the Company is its interest rate swap liability (see Note 4). Effective January 1, 2009, the fair value guidance was also applicable to non-financial assets and liabilities measured on a non-recurring basis, which would include goodwill and service agreement intangibles if there was an impairment necessary in the current period.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and all other non-owner changes in stockholders’ equity (deficit) during a period including unrealized fair value adjustments on certain derivative instruments. For the year ended December 31, 2009, fair value adjustments on certain derivative instruments were recorded as a component of net income. For the years ended December 31, 2008 and 2007, the Company had recorded other comprehensive income, net of tax, for unrealized gains (losses) related to interest rate swaps designated as cash flow hedges, totaling $1.5 million and $(2.5) million, respectively.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September, 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and non-financial liabilities, except those that are measured on a recurring basis. Effective January 1, 2009, the Company adopted fair value guidance with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework to these fair value measurements did not have a material impact on the Company’s consolidated financial statements (see Note 4 – Fair Value Measurements).

In February, 2007, the FASB issued guidance which permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This fair value guidance was effective beginning January 1, 2008. The Company did not apply the fair value election under this guidance and, therefore, the guidance did not have an impact on the Company’s consolidated financial statements.

In June, 2007, the FASB ratified guidance which requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. This income tax benefit guidance was effective beginning January 1, 2008 and was adopted prospectively by the Company as of January 1, 2008 with no material impact on the Company’s consolidated financial statements.

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

In April, 2009, the FASB amended and clarified earlier guidance to address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This generally applies to assets acquired and liabilities assumed in a business combination that arise from contingencies if not acquired or assumed in a business combination for which the acquisition date is on or after January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements; however, it may have an impact on the accounting for any future acquisitions or divestitures.

In December, 2007, the FASB issued guidance which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially-owned subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, rather than a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements and was effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in the Company’s consolidated financial statements contained herein.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April, 2009, the FASB issued disclosure requirements about the fair value of financial instruments which are to be applied in interim period financial statements, in addition to the existing requirements for annual periods. The guidance reiterates requirements to disclose the methods and significant assumptions used to estimate fair value. Disclosures for earlier periods are not required to be presented for comparative purposes at initial adoption. The guidance was effective for the Company’s interim period ended June 30, 2009 and adoption did not have a material impact on its consolidated financial statements (see Note 7 – Indebtedness).

In June, 2009, the FASB issued guidance for subsequent events which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. In February 2010, the FASB revised the guidance to remove the requirement for SEC filers to disclose the date through which the subsequent events evaluation has been completed. The guidance became effective for the Company on June 30, 2009 and has been adopted, as revised, without material impact on its consolidated financial statements.

In June, 2009, the FASB issued consolidation guidance for variable interest entities (“VIE”). The new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The guidance is effective for the Company as of January 1, 2010. The Company does not expect adoption of the guidance to have a material impact on its consolidated financial statements.

In July, 2009, the FASB Accounting Standards Codification (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. Codification was effective for the Company July 1, 2009, and was adopted without material impact on the Company’s consolidated financial statements.

In August, 2009, the FASB issued Accounting Standard Update No. 2009-05 Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value which amends Subtopic 820-10. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of certain techniques including alternative quoted prices and valuation techniques consistent with the principles of Subtopic 820. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. In addition, this update clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The amendments in this update were effective in the interim period ended September 30, 2009, and was adopted without material impact on the Company’s consolidated financial statements.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3—PROPERTY AND EQUIPMENT

As of December 31, 2009 and 2008, the Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Land	$38,084	$38,084
Buildings and leasehold improvements	261,950	234,102
Clinical equipment and furniture	421,039	386,803
Construction in progress	51,730	50,155

	772,803	709,144
Less accumulated depreciation and amortization	(367,875)	(298,896)

	$404,928	$410,248

Amounts recorded as construction in progress at December 31, 2009 and 2008 primarily relate to construction costs incurred in the development of cancer centers for the Company’s affiliated practices. Interest costs incurred during the construction of major capital additions, primarily cancer centers, is capitalized. Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $1.1 million, and $1.0 million, respectively.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $81.3 million, $81.8 million, and $74.1 million, respectively.

NOTE 4—FAIR VALUE MEASUREMENTS

The accounting standard which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements became effective January 1, 2009, at which time the Company prospectively adopted the standard with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by the standard to these fair value measurements on a non-recurring basis, which would include goodwill (generally as a result of an impairment assessment), did not have a material impact on the Company’s consolidated financial statements as there was no fair value measurement recorded for goodwill during the year ended December 31, 2009. The provisions of the standard related to assets and liabilities which are measured at fair value on a recurring basis (at least annually) were effective a year earlier. As a result, the standard was applied to the Company’s disclosures regarding its interest rate swap liability beginning January 1, 2008.

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

Liabilities consist of the Company’s interest rate swap (see Note 8 – Derivative Financial Instruments), only, which are valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, are classified as Level 2. Under the interest rate swap, the Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final interest settlement date on March 15, 2012. The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, which results in a net liability position, as well as the counterparty’s credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes (exchange notes registered with the SEC in 2007), an instrument with a similar credit profile and term as the interest rate swap, and the like term treasury spread (as an estimate of a risk free rate). As a result of evaluating the Company’s nonperformance risk, the estimated fair value of the interest rate swap was reduced by $3.4 million and $10.8 million during the years ended December 31, 2009 and 2008, respectively. An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the interest rate swap by $7.4 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. As of December 31, 2009, $69.0 million of the Company’s indebtedness remains exposed to changes in variable interest rates. As such, movements that favorably impact the fair market value of the interest rate swap will increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands).

	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$—	$—	$—	$—
Liabilities
Other accrued liabilities	17,742	—	17,742	—
Other long-term liabilities	15,204	—	15,204	—

Total	$32,946	$—	$32,946	$—

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

The following table summarizes changes in the Company’s service agreement, customer relationship intangible assets and goodwill from December 31, 2006 to December 31, 2009 (in thousands):

	Service Agreements, net	Customer Relationships, net	Goodwill (1), (2)
Balance at December 31, 2006	$240,100	$4,740	$757,870
Practice affiliations and other additions, net	7,573	—	—
Impairment charges	(9,339)	—	—
Amortization expense and other	(14,484)	(498)	(600)

Balance at December 31, 2007	223,850	4,242	757,270
Practice affiliations and other additions, net	70,806	—	—
Impairment charges	—	—	(380,000)
Amortization expense and other	(21,010)	(499)	—

Balance at December 31, 2008	273,646	3,743	377,270
Practice affiliations and other additions, net	4,730	—	—
Impairment charges	(150)	—	—
Amortization expense and other	(26,829)	(499)	—

Balance at December 31, 2009	$251,397	$3,244	$377,270

Average of straight-line based amortization period in years as of December 31, 2009	12	10	n/a

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	Changes in goodwill noted in the table above impacted the Company's reporting segments as follows:

	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Total
December 31, 2006	$409,322	$191,615	$156,933	$757,870
Other adjustments	(409)	(191)	—	(600)

December 31, 2007	408,913	191,424	156,933	757,270
Impairment charges	(380,000)	—	—	(380,000)

December 31, 2008	28,913	191,424	156,933	377,270

December 31, 2009	$28,913	$191,424	$156,933	$377,270

(2)	The following components represent net goodwill for the periods listed as follows:

	2009	2008	2007
Balance at January 1
Goodwill	$757,270	$757,270	$757,870
Accumulated impairment loss	(380,000)	—	—

Goodwill, net	377,270	757,270	757,870
Other adjustments	—	—	(600)
Impairment losses	—	(380,000)	—

Balance at December 31
Goodwill	757,270	757,270	757,270
Accumulated impairment loss	(380,000)	(380,000)	—

Goodwill, net	$377,270	$377,270	$757,270

As of December 31, 2009, goodwill associated with the Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments was $28.9 million, $191.4 million and $157.0 million, respectively. The carrying values of goodwill and service agreements are subject to impairment tests on at least an annual basis and more frequently if events or circumstances arise that indicate the recorded value of goodwill may not be recoverable. In our most recent annual assessment, during the fourth quarter of 2009, we estimated that the fair values of our Medical Oncology Services, Cancer Center Services and Pharmaceutical Services segments exceeded their carrying values by approximately $142.0 million, $47.0 million and $445.0 million, respectively. The Company’s practice has been to perform its annual assessment of goodwill for each operating segment during the fourth quarter and to complete the assessment in connection with preparation of its year-end financial statements. The Company considers its operating segments to which goodwill has been allocated, Medical Oncology Services, Cancer Center Services and Pharmaceutical Services, to be the reporting units subject to impairment review.

In connection with the preparation of the financial statements for the three months ended March 31, 2008, and as a result of the decline in the financial performance of the medical oncology services segment, the Company assessed the recoverability of goodwill related to that segment. During the year ended December 31, 2007, the financial performance of the medical oncology segment was negatively impacted by reduced coverage for ESAs as a result of revised product labeling issued by the FDA and coverage restrictions imposed by CMS. Goodwill was tested for impairment during both the three months ended September 30, 2007 and December 31, 2007 and no impairment was identified. During the three months ended March 31, 2008, additional price increases from pharmaceutical manufacturers of ESAs and additional safety concerns related to the use of ESAs continued to result in reduced utilization by affiliated physicians and adversely impact both current and projected operating results for the medical oncology services segment. On March 13, 2008, the ODAC met to consider safety concerns related to the use of these drugs in oncology and recommended further restrictions. These factors, along with a lower market valuation at March 31, 2008 resulting from unstable credit markets, led the Company to recognize a non-cash goodwill impairment charge in the amount of $380.0 million related to its medical oncology services segment during the three months ended March 31, 2008. The impairment charge is not expected to result in future cash expenditures. Further, the charge was a non-cash item that did not impact the financial covenants of US Oncology’s senior secured credit facility. There were no impairments identified for the year ended December 31, 2009. However, future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges.

When an impairment is identified, as was the case for the three months ended March 31, 2008, an impairment charge is necessary to state the carrying value of goodwill at its implied fair value, based upon a hypothetical purchase price allocation assuming the segment was acquired for its estimated fair value. With the assistance of a third party valuation firm, the fair value of the medical oncology services segment was estimated by considering the segment’s recent and expected financial performance as well as a market analysis of transactions involving comparable entities for which public information

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is available. Determining the implied fair value of goodwill also requires the identification and valuation of intangible assets that have either increased in value or have been created through the Company’s initiatives and investments since the goodwill was initially recognized. In connection with assessing the impairment charge in 2008, the Company identified previously unrecognized intangible assets, as well as increases to the fair value of the recognized management service agreement intangible assets, which amounted to approximately $160 million in the aggregate. Value assigned to these intangible assets reduced the amount attributable to goodwill in a hypothetical purchase price allocation and, consequently, increased the impairment charge necessary to state goodwill at its implied fair value by a like amount. In accordance with GAAP, these increases in the fair value of other intangible assets were not recorded in the Company’s Consolidated Balance Sheet as of December 31, 2008.

During 2008, additions to service agreements of $70.8 million (consideration of $39.2 million in cash, $34.3 million in notes and $0.3 million in equity less $3.0 million accrued in 2007) included affiliation transactions with 75 physicians under contracts with remaining terms between 10 and 20 years. During the year ended December 31, 2007, the Company impaired service agreement intangibles with a carrying value of $9.3 million (see Note 6 “Impairments and Restructuring Charges”).

Accumulated amortization relating to service agreements was $73.4 million and $52.6 million at December 31, 2009 and 2008, respectively.

Customer relationships, net, are classified as Other Assets in the accompanying Consolidated Balance Sheets.

The amortization expense of amortizable intangible assets for the years ended December 31, 2009, 2008 and 2007 was $21.5 million, $20.7 million and $15.0 million, respectively, and the estimated amortization expense for the five succeeding years is approximately $20 million per year.

NOTE 6—IMPAIRMENT AND RESTRUCTURING CHARGES

During the years ended December 31, 2009, 2008 and 2007, the Company recognized impairment and restructuring charges of $8.5 million, $384.9 million and $15.1 million, respectively. The components of the charges are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Goodwill	$—	$380,000	$—
Severance costs	6,093	3,891	—
Service agreements, net	150	—	9,339
Property and equipment, net	985	—	4,974
Future lease obligations	1,257	950	792
Other	19	88	21

Total	$8,504	$384,929	$15,126

During 2009, the Company recorded $6.1 million of severance charges primarily related to certain corporate personnel which include $4.1 million related to benefits payable to its former Executive Chairman. These charges will be paid through the fourth quarter of 2011. Also during 2009, an unamortized service agreement intangible was impaired for $0.2 million related to a practice that converted from a comprehensive strategic alliance model to a targeted physician services relationship. In connection with the Company’s evaluation of growth strategies during the fourth quarter of 2009, the Company determined that it would cease operations of Oncology Reimbursement Solutions, its centralized billing and collection service. As a result, the Company recognized restructuring charges of $2.3 million related to employee severance payments, vacating leased office space and impairment of certain fixed assets. Payments on the liability for the terminated lease will be made through 2017.

During the three months ended March 31, 2008, the Company recorded an impairment of its goodwill related to the Medical Oncology services segment of $380.0 million (see Note 5 “Intangible Assets and Goodwill”). Also, during 2008, charges of $4.8 million were recognized primarily related to employee severance and lease termination fees for which payment was made by the end of the fourth quarter of 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2007, the Company recognized impairment and restructuring charges amounting to $7.4 million in two markets. In the first of these two markets (during the three months ended September 30, 2006), state regulators reversed a prior determination and ruled that, under the state’s certificate of need law, the affiliated practice was required to cease providing radiation therapy services to patients at a newly constructed cancer center. The Company appealed this determination, however, during the three months ended March 31, 2007, efforts had not advanced sufficiently, and, therefore, the resumption of radiation services or other means to recover the investment were not considered likely. Consequently, an impairment charge of $1.6 million was recorded during the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008 while the appeal is still pending. As a result, the practice resumed diagnostic services in September, 2008 and radiation services in February, 2009.

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

Also during the year ended December 31, 2007, the Company agreed to terminate comprehensive service agreements with two practices previously affiliated with it and to instead contract with them under the targeted physician services model. Impairment and restructuring charges of $7.7 million was recognized related to these practices, which relate primarily to a $5.0 million write-off of service agreement intangible assets, where the comprehensive service agreement was terminated in connection with the conversions. Also included in the impairment charge is $2.5 million related to assets operated by the practices, which represents the excess of our carrying value over the acquisition price paid by the practices.

NOTE 7—INDEBTEDNESS

As of December 31, 2009 and 2008, the Company’s long-term indebtedness consisted of the following (in thousands):

	December 31,
	2009	2008
US Oncology, Inc.
9.125% Senior Secured Notes, due 2017	$759,680	$—
Senior Secured Revolving Credit Facility	—	—
Senior Secured Credit Facility	—	436,666
9.0% Senior Notes, due 2012	—	300,000
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	25,945	34,956
Mortgages, capital lease obligations and other	21,242	22,188

	1,084,867	1,071,810
Less current maturities	(10,579)	(10,677)

	$1,074,288	$1,061,133

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	493,954	456,751

	$1,568,242	$1,517,884

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of December 31, 2009, are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter
US Oncology payments due	$10,579	$7,877	$8,174	$8,215	$282,600	$782,741
Holdings payments due	—	—	493,954	—	—	—

As of December 31, 2009, US Oncology, Inc. and US Oncology Holdings, Inc. were in compliance with the covenants of their indebtedness.

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

Loss on Early Extinguishment of Debt

During 2009 the Company recognized a $25.1 million loss on early extinguishment of debt, as detailed below.

In the second quarter of 2009 and primarily in connection with issuing the Senior Secured Notes and refinancing the Term Loan facility and 9.0% Senior Notes, the Company recognized a $22.4 million loss which is primarily related to payment of a 2.25 percent call premium and call period interest on the Senior Notes and the write-off of unamortized issuance costs related to the retired Senior Notes and the senior secured credit facility.

In the third quarter of 2009 and in connection with replacing the revolving credit portion of the senior secured credit facility, the Company recognized a $3.7 million loss related to the write-off of unamortized debt issuance costs and transaction costs associated with terminating the facility.

In the fourth quarter of 2009, the Company recognized a $0.9 million gain related to the forgiveness of a portion of subordinated notes owed to a physician practice due to the disaffiliation of one of its physicians.

Senior Secured Revolving Credit Facility

On August 26, 2009, US Oncology terminated its previous senior secured credit facility and entered into a $120.0 million Senior Secured Revolving Credit Facility, including a letter of credit sub-facility and a swingline loan sub-facility, which matures on August 31, 2012. At December 31, 2009, availability had been reduced by outstanding letters of credit amounting to $30.4 million and $89.6 million was available for borrowing. At December 31, 2009, no amounts had been borrowed under the Senior Secured Revolving Credit Facility.

The Company incurred $4.2 million in transaction expenses related to the Senior Secured Revolving Credit Facility which are included as Other Assets in the Company’s Consolidated Balance Sheet at December 31, 2009 and is being amortized into interest expense on a straight-line basis over the three year term of the facility.

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

The Senior Secured Revolving Credit Facility requires the Company to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio test, which is our most restrictive covenant and becomes more restrictive over time. Upon maturity in August 2012, the maximum leverage ratio will be 6.00:1. At December 31, 2009, the Company was required to maintain a maximum leverage ratio of no more than 7.00:1. As of December 31, 2009, US Oncology’s actual leverage ratio was 4.70:1.

In addition, the Senior Secured Revolving Credit Facility includes various negative covenants, including with respect to indebtedness, dividends, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the Senior Secured Revolving Credit Facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the Senior Secured Revolving Credit Facility will be entitled to take various actions, including the acceleration of amounts due under the Senior Secured Revolving Credit Facility and all actions permitted to be taken by a secured creditor.

9.125% Senior Secured Notes

On June 18, 2009, US Oncology issued $775.0 million aggregate principal amount of senior secured notes due August 15, 2017 (the “Senior Secured Notes”) in a private offering to institutional investors. Interest on the notes accrues at a fixed rate of 9.125% per annum and are payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2009. As of December 31, 2009, US Oncology’s Consolidated Balance Sheet included $759.7 million of debt outstanding which reflects the $775.0 million principal amount of the Senior Secured Notes net of an unamortized original issue discount in the amount of $15.3 million. During the year ended December 31, 2009, interest expense on the Senior Secured Notes was $38.3 million.

These notes are senior secured obligations of US Oncology and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness. Indebtedness under the Senior Secured Notes is guaranteed by all of US Oncology’s current restricted subsidiaries (see Note 17 – Financial Information for Subsidiary Guarantors and Non-Subsidiary Guarantors) and all of US Oncology’s future restricted subsidiaries, and is secured by a second-priority security interest, subject to permitted liens, in substantially all of US Oncology’s existing and future real and personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, cash and a first priority pledge of US Oncology’s capital stock and the capital stock of the guarantor subsidiaries, subject to certain limitations.

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

In connection with the issuance of the Senior Secured Notes, the Company entered into a Purchase Agreement providing for the initial sale of the Senior Secured Notes and a Registration Rights Agreement with respect to registration rights for the benefit of the holders of the Senior Secured Notes. The Registration Rights Agreement required that US Oncology and the guarantors file an exchange offer registration statement with the SEC not later than 120 days and use their reasonable best efforts to cause the registration statement to become effective within 210 days from the Senior Secured Notes closing date of June 18, 2009. If US Oncology and the guarantors did not comply with its obligations under the Registration Rights Agreement, the interest rate on the notes would increase by 0.25% for each 90 day period US Oncology did not comply with these obligations, not to exceed 1.0%. Pursuant to the Registration Rights Agreement, the exchange offer registration statement was filed with the SEC on October 15, 2009, subsequently amended and declared effective on November 3, 2009. The Company completed the exchange offer during the fourth quarter of 2009 and did not incur any increased interest under the Registration Rights Agreement.

The Company incurred $17.5 million in transaction expenses related to the Senior Secured Notes offering which are included as Other Assets in the Company’s Consolidated Balance Sheet at December 31, 2009 and will be amortized into interest expense on a straight-line basis over the eight year term of the notes. Proceeds from the offering of approximately $744.4 million, along with cash on hand, were used to repay the $436.7 million senior secured credit facility maturing in 2010 and 2011 and the $300 million 9.0% Senior Notes due 2012.

10.75 % Senior Subordinated Notes

On August 20, 2004, the Company sold $275.0 million in aggregate principal amount of 10.75% Senior Subordinated Notes due 2014.

The 10.75% Senior Subordinated Notes mature on August 15, 2014 and bear interest at a fixed rate of 10.75% per annum, payable semiannually in arrears on February 15 and August 15. The senior subordinated notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by most of the Company’s subsidiaries.

On and after August 15, 2009, the Company is entitled at its option to redeem all or a portion of the Senior Subordinated Notes at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the 12-month period ending on August 15 of the years set forth below:

Redemption period	Price
On or after August 15, 2009 and prior to August 15, 2010	105.375%
On or after August 15, 2010 and prior to August 15, 2011	103.583%
On or after August 15, 2011 and prior to August 15, 2012	101.792%
On or after August 15, 2013	100.000%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes. However, upon the occurrence of any change of control of the Company, each holder of Senior Subordinated Notes shall have the right to require the Company to repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.

The indentures governing the Senior Subordinated Notes contain customary events of default and affirmative and negative covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.

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

Subordinated Notes

Subordinated notes were issued to certain physicians with whom the Company entered into service agreements. Substantially all of the subordinated notes outstanding at December 31, 2009 bear interest from 6% to 7%, are due in installments through 2013 and are subordinated to senior bank and certain other debt. During the year ended December 31, 2009, $0.1 million in subordinated notes were issued in affiliation transactions. If the Company fails to make payments under any of the notes, the respective practice can terminate its service agreement with the Company.

Mortgages and Capital Lease Obligations

In January, 2005, the Company incurred mortgage indebtedness of $13.1 million to finance the acquisition of real estate and construction of a cancer center. The mortgage debt bears interest at a fixed annual rate of 6.2% on $8.5 million of the initial balance and the remaining balance bears interest at a variable rate equal to the 30-day LIBOR plus 2.15%. The Company pays monthly installments of principal and interest and the mortgage matures in January, 2015. In December 2006, the Company incurred an additional $4.5 million to finance the acquisition of real estate and construction of a cancer center. This mortgage debt bears interest at a fixed annual rate of 7.25% on $2.9 million of the initial balance and the remaining balance bears interest at a variable rate equal to the 30-day LIBOR plus 2.15%. The Company pays monthly installments of principal and interest and the mortgage matures in December 2016. In April 2008, the Company incurred an additional $4.0 million to finance the acquisition of real estate and construction of a cancer center. This mortgage debt bears interest at a fixed annual rate of 6.25%. The Company pays monthly installments of principal and interest and the mortgage matures in May, 2018. As of December 31, 2009, the outstanding indebtedness on total mortgages was $18.4 million.

Leases for medical and office space, which meet the criteria for capitalization, are capitalized using effective interest rates between 8.0% and 12.0% with original lease terms up to 20 years. As of December 31, 2009 and 2008, capitalized lease obligations were approximately $2.2 million and $2.6 million and relate to cancer centers in which the Company is the sole tenant.

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

Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest accrues on the Notes at a rate per annum equal to six-month LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. LIBOR is reset semiannually. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread of 4.50% was increased by 0.50% on March 15, 2009 and will increase by another 0.50% on March 15, 2010. A portion of the impact of the spread increases has been recognized in interest expense as they are amortized over the term of the Notes. The Notes mature on March 15, 2012. Simultaneously with the financing, Holdings entered into an interest rate swap fixing the LIBOR base interest on the Notes at 4.97% throughout their term. The initial interest payment due September 15, 2007 was made in cash. During the years ended December 31, 2009, 2008 and 2007, the Company elected to PIK interest on the Holdings Notes and total interest expense was $38.3 million, $43.7 million and $42.2 million, respectively, which includes cash or PIK interest, as well as interest related to future spread increases and the amortization of debt issuance costs.

Holdings may redeem all or any of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

Redemption period	Price
On or after September 15, 2009 and prior to September 15, 2010	101.0%
On or after September 15, 2010	100.0%

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior secured notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of December 31, 2009, US Oncology has the ability to make approximately $26.5 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) 50 percent of the net losses of US Oncology, excluding certain non-cash charges such as the $380.0 million goodwill impairment in 2008 and the $25.1 million loss on early extinguishment of debt in 2009. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012 (see Note 4 – Fair Value Measurements). Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be a net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. Based on projected LIBOR interest rates as of December 31, 2009, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through December 31, 2010. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

counterparty is reduced by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. The indenture required that the initial interest payment of $21.2 million due September 15, 2007 be made in cash, which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. During the years ended December 31, 2009 and 2008, the outstanding principal amounts of the notes were increased by $37.2 million and $31.8 million, respectively, under elections to pay PIK interest. Also, during the years ended December 31, 2009 and 2008, US Oncology paid dividends to Holdings in the amount of $11.1 million and $13.0 million, respectively, to finance interest payments settled in cash and obligations under the interest rate swap.

Holdings issued the Notes pursuant to an Indenture dated March 13, 2007. Among other provisions, the Indenture contains certain covenants that limit the ability of Holdings and certain restricted subsidiaries, including US Oncology, to incur additional debt, pay dividends on, redeem or repurchase capital stock, issue capital stock of restricted subsidiaries, make certain investments, enter into certain types of transactions with affiliates, engage in unrelated businesses, create liens securing the debt of Holdings and sell certain assets or merge with or into other companies.

Fair Value of Notes

The fair value of the Company’s long term indebtedness is estimated based on quoted market prices or prices quoted from third party financial institutions. The carrying amount and fair value of the indebtedness, including the current portion, are as follows:

	As of December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.125% Senior Secured Notes, due 2017 (a)	$775,000	$804,063	$—	$—
9.0% Senior Notes, due 2012	—	—	300,000	273,000
10.75% Senior Subordinated Notes, due 2014	275,000	287,375	275,000	224,125
Holdings Senior Floating Rate PIK Toggle Notes, due 2012	493,954	456,907	456,751	262,632

(a)	Does not include $15.3 million unamortized original issue discount balance

Deferred Debt Financing Costs

The carrying value of deferred debt financing costs for US Oncology was $25.9 million and $24.5 million at December 31, 2009 and 2008, respectively. US Oncology recorded amortization expense related to debt financing costs of $6.6 million, $7.1 million, and $6.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The incremental carrying value of deferred debt financing costs for Holdings was $5.3 million and $7.7 million at December 31, 2009 and 2008, respectively. Holdings recorded amortization expense related to debt financing costs of $2.4 million, $2.4 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Notes. Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, the Company elected to pay interest in kind on the Notes for the semiannual period ending March 15, 2008. Based on its financial projections, which included the adverse impact of reduced ESA coverage, and due to limitations on the amount of restricted payments that will be available to service the Notes, the Company no longer believed that payment of cash interest on the entire principal of the outstanding Notes remained probable. As a result of these circumstances, the Company discontinued cash flow hedge accounting for this interest rate swap effective September 30, 2007. Subsequent to discontinuation of hedge accounting, the Company recognized all unrealized gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized an unrealized loss of $13.1 million, $19.9 million and $11.9 million related to the interest rate swap as Other Expense in its Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2007, accumulated other comprehensive income included $1.5 million related to the interest rate swap which represents the activity while the instrument was designated as a cash flow hedge that was associated with future interest payments that could not be considered probable of not occurring. For interest periods beginning March 15, 2008, and thereafter, cash interest payments on Notes with a principal amount of $225.0 million could not be considered probable of not occurring as of December 31, 2007. This amount was based upon the principal amount of Notes on which cash interest was expected to be paid, taking into consideration approximately $22.7 million incremental Notes issued for the semiannual interest payment due March 15, 2008. As a result of the current and projected low interest rate environment, and the related expectation that payments due on the interest rate swap will increase, the Company believes that cash payments for interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes no longer remain probable. As a result, at December 31, 2008 all amounts previously recorded in accumulated other comprehensive income related to interest rate swap activity while that instrument was designated as a cash flow hedge (amounting to $0.8 million, net of tax) were reclassified to Other Income (Expense), Net in the consolidated statement of income for US Oncology Holdings, Inc.

The following is a summary of the changes in the net loss included in accumulated other comprehensive income (loss) for Holdings (in thousands):

Year Ended December 31, 2008
Balance, beginning of year	$(2,435)
Net loss during the year	—
Amounts reclassified to earnings	2,435

Unrealized loss	—
Deferred income taxes on unrealized loss	—

Balance, end of year	$—

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9—INCOME TAXES

The Company’s income tax provision (benefit) consisted of the following (in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Federal:
Current	$—	$(7,328)	$(7,755)	$—	$2,635	$3,893
Deferred	(149)	(10,530)	(11,177)	763	2,371	1,359
State:
Current	2,770	1,621	1,997	2,770	1,621	2,562
Deferred	(4,722)	(686)	(512)	(1,940)	(276)	(367)

Income tax provision (benefit)	$(2,101)	$(16,923)	$(17,447)	$1,593	$6,351	$7,447

The effective tax rate for the years ended December 31, 2009, 2008 and 2007 was as follows (dollars in thousands):

	US Oncology Holdings, Inc.			US Oncology, Inc.
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Income (loss) before income taxes	$(50,105)	$(426,133)	$(48,801)	$1,603	$(360,815)	$18,252
Less: Income before income taxes attributable to noncontrolling interests	(3,586)	(3,324)	(3,619)	(3,586)	(3,324)	(3,619)

Income (loss) before income taxes attributable to the Company	(53,691)	(429,457)	(52,420)	(1,983)	(364,139)	14,633

Income tax provision (benefit) attributable to the Company	$(2,101)	$(16,923)	$(17,447)	$1,593	$6,351	$7,447

Effective tax rate	3.9%	3.9%	33.3%	-80.3%	-1.7%	50.9%

The difference between the effective tax rate for Holdings and US Oncology relates primarily to incremental expenses associated with Holdings’ separate capitalization and general and administrative expenses incurred by Holdings. These differences increase Holdings’ taxable loss and, consequently, alter the impact of non-deductible costs and certain state income taxes assessed on a different basis than federal income taxes on its effective tax rate. In addition, because these differences result in Holdings reporting taxable losses for each year in the past three years, a valuation allowance has been established to reduce the net deferred tax asset of Holdings to their estimated realizable value.

The difference between the effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate to income (loss) before income taxes is as follows (dollars in thousands):

	US Oncology Holdings, Inc.						US Oncology, Inc.
	Year Ended December 31,						Year Ended December 31,
	2009		2008		2007		2009		2008		2007
U.S. statutory income tax (benefit) provision	$(18,792)	35.0%	$(150,310)	35.0%	$(18,347)	35.0%	$(694)	35.0%	$(127,449)	35.0%	$5,121	35.0%
Non-deductible expenses (1)	949	(1.8)	132,626	(30.9)	1,065	(2.0)	949	(47.8)	132,626	(36.4)	1,050	7.2
State income taxes, net of federal benefit (2)	(1,761)	3.3	675	(0.2)	105	(0.2)	503	(25.4)	1,087	(0.3)	585	4.0
Reserve for uncertain tax positions	619	(1.2)	—	—	700	(1.3)	619	(31.2)	—	—	700	4.8
Valuation allowance	16,457	(30.7)	—	—	—	—	—	—	—	—		—
Other	427	(0.7)	86	—	(970)	1.8	216	(10.9)	87	—	(9)	(0.1)

Effective tax (benefit) provision	$(2,101)	3.9%	$(16,923)	3.9%	$(17,447)	33.3%	$1,593	-80.3%	$6,351	-1.7%	$7,447	50.9%

(1)

The year ended December 31, 2008 includes the impact of a $380 million goodwill impairment charge of which $376.0 million was not deductible for tax purposes. Consequently, there is no tax benefit associated with the majority of the goodwill impairment.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc. and subsidiaries are included in the consolidated tax return of its parent, US Oncology Holdings, and accounts for income taxes based on the “separate return” method. This method provides that current and deferred taxes are accounted for as if US Oncology were a separate taxpayer. During the year ended December 31, 2008, Holdings contributed tax benefits associated with its taxable losses from the date of the Merger (August 20, 2004) through December 31, 2007 of $22.5 million to US Oncology. These tax benefits have been realized through the utilization of Holdings’ losses in the consolidated tax return of Holdings, which includes its wholly-owned subsidiary, US Oncology and subsidiaries. The forgiveness of this intercompany receivable by Holdings is shown as a contribution of realized tax benefits in US Oncology’s Consolidated Statement of Stockholder’s Equity for the year ended December 31, 2008. During the year ended December 31, 2009, no tax-related capital contributions were recognized by US Oncology, Inc. as its tax liability as stated under the separate return method did not exceed the amount of tax liability ultimately settled by its parent company.

Deferred income taxes are comprised of the following (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	December 31,		December 31,
	2009	2008	2009	2008
Deferred tax assets:
Net operating loss	$42,074	$15,808	$7,405	$1,269
Unrealized loss on interest rate swap	12,380	11,443	—	—
Allowance for bad debts	4,386	4,946	4,386	4,946
Deferred revenue	1,230	1,511	1,230	1,511
Debt issue and loan costs	1,601	1,145	1,601	1,145
Accrued compensation costs	2,394	453	2,394	453
Accrued expenses	434	294	434	294
Stock options	307	206	307	206
Restricted stock	575	—	575	—
Other	2,654	876	1,190	876
Deferred tax liabilities:
Service agreements and other intangibles	(41,324)	(33,870)	(41,324)	(33,870)
Depreciation	(7,624)	(6,005)	(7,624)	(6,005)
Prepaid expenses	(1,231)	(1,349)	(1,231)	(1,349)
Original issue discount	(1,975)	(1,249)	—	—
Restricted stock	—	(242)	—	(242)
Valuation allowance	(16,457)	—	—	—

Net deferred tax asset (liability)	$(576)	$(6,033)	$(30,657)	$(30,766)

At December 31, 2009 the Company’s deferred tax assets include a federal net operating loss carryforward (expiring in 2027-2028) of approximately $106.4 million. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is not more likely than not that Holdings will realize the benefits of its deferred tax assets. Accordingly, Holdings has recorded a valuation allowance of $16.5 million against its deferred tax assets.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2009 and 2008, the Company had an accrual for uncertain tax positions of $2.7 million and $2.2 million, respectively. As of December 31, 2009, approximately $1.8 million is expected to settle within twelve months. A reconciliation of the liability for uncertain tax positions is as follows (in thousands):

	2009	2008
Balance at January 1	$2,173	$2,270
Additions for tax positions relating to prior years	483	97
Additional interest and penalties	158	156
Reductions for tax positions relating to prior years	—	—
Settlements with tax authorities	(68)	(350)

Balance at December 31	$2,746	$2,173

The Company recognizes interest and penalties related to the liability for uncertain tax positions as income tax expense. The tax years 2006, 2007 and 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. US Oncology Holdings, Inc., and its subsidiaries, are currently under audit by the Internal Revenue Service for the period from January 1, 2004 through August 31, 2004.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, certain comprehensive cancer centers and certain equipment under noncancelable operating lease agreements. As of December 31, 2009, total future minimum lease payments, including escalation provisions are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter
Payments due	$82,467	$73,838	$67,417	$59,245	$51,094	$271,471

Rental expense was $105.1 million, $98.5 million, and $89.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

During 2007, the Company became a 50% partner in a joint venture that constructed its new corporate headquarters in The Woodlands, Texas and leased this property from the joint venture. On December 9, 2009, the joint venture sold the property to an unrelated party for $42.0 million. The sale resulted in a gain of $1.0 million, which has been deferred and will be amortized over the remaining term of the lease. The terms of the lease were not changed in connection with the sale.

The Company enters into commitments with various construction companies and equipment suppliers primarily in connection with the development of cancer centers. As of December 31, 2009, the Company’s commitments amounted to approximately $0.5 million.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Holdings Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “2004 Cash Incentive Plan”). As of December 31, 2007, no amounts were available for payment under the 2004 Cash Incentive Plan. Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012, and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during 2009 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of December 31, 2009, $12.3 million was available for payment under the 2008 Cash Incentive Plan. Because payments of awards under the Plan are based upon occurrence of a specific event, obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event, as discussed above, occurs.

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

U.S. Attorney Subpoena

On July 29, 2009 the Company received a subpoena from the United States Attorney’s Office, Eastern District of New York, seeking documents relating to its contracts and relationships with a pharmaceutical manufacturer and its business and activities relating to that manufacturer’s products. The Company believes that the subpoena relates to an ongoing investigation being conducted by that office regarding the manufacturer’s sales and marketing practices. The Company intends to fully cooperate with the request. At the present time, the U.S. Attorney has not made any allegation of wrongdoing on the part of the Company. However, the Company cannot provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with the law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the U.S. Attorney will not make a determination that wrongdoing has occurred. We have devoted significant resources responding to the subpoena and anticipate that such resources will be required on an ongoing basis to fully respond.

U.S. Department of Justice Subpoena

During the fourth quarter of 2005, the Company received a subpoena from the United States Department of Justice’s Civil Litigation Division (“DOJ”) requesting a broad range of information about the Company and its business, generally in relation to its contracts and relationships with pharmaceutical manufacturers. The Company has cooperated fully with the DOJ in responding to the subpoena. All outstanding document requests from the DOJ were addressed in early 2008, and the Company awaits further direction and feedback from the DOJ. At the present time, the DOJ has not made any allegation of wrongdoing on the part of the Company. However, the Company cannot provide assurance that such an allegation or litigation will not result from this investigation. While the Company believes that it is operating and has operated its business in compliance with the law, including with respect to the matters covered by the subpoena, the Company cannot provide assurance that the DOJ will not make a determination that wrongdoing has occurred. In addition, the Company has devoted significant resources to responding to the DOJ subpoena.

Qui Tam Lawsuits

From time to time, the Company has become aware that the Company and certain of its subsidiaries and affiliated practices have been the subjects of qui tam lawsuits (commonly referred to as “whistle-blower” suits). Because qui tam actions are filed under seal, it is possible that the Company is the subject of other qui tam actions of which it is unaware.

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

Other Litigation

The provision of medical services by the Company’s affiliated practices entails an inherent risk of professional liability claims. The Company does not control the practice of medicine by the clinical staff or their compliance with regulatory and other requirements directly applicable to practices. In addition, because the practices purchase and prescribe pharmaceutical products, they face the risk of product liability claims. In addition, because of licensing requirements and affiliated practices’ participation in governmental healthcare programs, the Company and affiliated practices are, from time to time, subject to governmental audits and investigations, as well as internally initiated audits, some of which may result in refunds to governmental programs. Although the Company and its affiliated practices maintain insurance coverage, successful malpractice, regulatory or product liability claims asserted against the Company or one of its affiliated practices, in excess of insurance coverage, could have a material adverse effect on the Company.

The Company and its network physicians are defendants in a number of lawsuits involving employment and other disputes and breach of contract claims. In addition, the Company is involved from time to time in disputes with, and claims by, its affiliated practices against the Company.

The Company is also involved in litigation with a practice in Oklahoma that was affiliated with the Company under the net revenue model until April 2006. While the Company was still affiliated with the practice, the Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that the service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that it is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. The Company expects those hearings to occur in 2010. Because of the need for further proceedings, the Company believes that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to the Company. In any event, as with any complex litigation, the Company anticipates that this dispute may take several years to resolve.

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At December 31, 2009, the total receivable owed to the Company of $22.4 million is reflected on its balance sheet as other assets. Currently, a deposit of approximately $14.8 million is held in an escrowed bank account into which the practice has been making monthly deposits as required. In late 2009, the practice filed a motion to discontinue the monthly deposits and until a ruling is made the requirement has been suspended. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company’s management believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded as other noncurrent assets at December 31, 2009. Accordingly, the Company expects to realize the amount that is recorded on its balance sheet as owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice.

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

Certificate of Need Regulatory Action

During the third quarter of 2006, one of the Company’s affiliated practices in North Carolina lost (through state regulatory action) the ability to provide radiation services at its cancer center in Asheville. The practice continued to provide medical oncology services, but was not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice appealed the regulatory action and the North Carolina Court of Appeals ruled in favor of the practice on procedural grounds and ordered the state agency to hold a new hearing on its regulatory action. In the first quarter of 2008, the practice received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008 while the appeal is pending. As a result, the practice resumed diagnostic services in September, 2008 and radiation services in February, 2009.

Delays during the first quarter of 2007 in pursuing strategic alternatives led to uncertainty regarding the form and timing associated with alternatives to a successful appeal. Consequently, the Company performed impairment testing as of March 31, 2007 and it recorded an impairment charge of $1.6 million relating to a management services agreement asset and equipment in the first quarter of 2007. No additional impairment charges relating to this regulatory action have been recorded through December 31, 2009.

As of December 31, 2009, the Company’s Consolidated Balance Sheet included net assets in the amount of $0.7 million related to this practice, which includes working capital in the amount of $0.2 million. The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on the Company’s balance sheet. At December 31, 2009, the lease had a remaining term of 16 years and the net present value of minimum future lease payments is approximately $7.2 million.

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

NOTE 11—COMPENSATION AND BENEFIT PROGRAMS

The Company maintains health, dental and life insurance plans for the benefit of eligible employees, including named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with the Company paying the remainder of the premiums. These benefits are offered on the same basis to all employees. The Company also maintains a 401(k) retirement plan that is available to all eligible employees. The Company currently matches elective employee-participant contributions on a basis of 100% of the employee’s contribution up to 3.0% of their compensation and 50% of the employee’s contribution of up to an additional 2.0% of their compensation. The Company’s contributions amounted to $4.8 million, $4.7 million, and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

NOTE 12—STOCK INCENTIVE PLANS

The following disclosures relate to the stock incentive plans involving shares of Holdings common stock or options to purchase Holdings’ common stock. Activity related to Holding’s stock-based compensation is also included in the financial statements of US Oncology as the participants in such plans are employees of US Oncology.

Compensation expense is recognized in the Company’s financial statements over the requisite service period, net of estimated forfeitures, and based on the fair value as of the grant date.

US Oncology Holdings, Inc. 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan effective in August, 2004. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Effective January 1, 2008, the Company amended the 2004 Equity Incentive Plan to (i) eliminate the distinction between shares available for grant under restricted common shares and those available for grant under stock options and (ii) increase the number of shares available for awards from 27,223,966 to 32,000,000. Also, on January 1, 2008, the Company awarded 7,882,000 shares of restricted stock to employees, a portion of which related to the cancellation of 2,606,250 employee stock options. The cancellation of options in exchange for restricted shares was accounted for as a modification of the original award. As a result, the unrecognized compensation expense associated with the original award continues to be recognized over the service period related to the original award. In addition, incremental compensation cost equal to the excess of the fair value of the new award over the fair value of the original award as of the date the new award was granted, is recognized over the service period related to the new award. Effective October 1, 2009, the Company amended its Amended and Restated 2004 Equity Incentive Plan (as so amended, the “Equity Incentive Plan”) in order to: (a) increase the number of shares available for grant from 32,000,000 to 59,599,150; (b) increase the number of shares available for grant as stock options from 32,000,000 to 59,599,150; (c) increase the number of shares available for grant as restricted stock from 32,000,000 to 33,169,419; and (d) decrease the maximum number of shares which may be granted as stock options to any single participant in any 12 month period from 3,933,595 to 666,667. Also on October 1, 2009, the Company awarded 3,350,300 shares of restricted stock and 13,770,800 options to acquire common stock to employees. Based on the individual vesting criteria for each award, the Company recorded compensation expense of approximately $2.3 million, $2.1 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to restricted stock and stock option awards made under the Equity Incentive Plan. At December 31, 2009, 1,477,219 shares of either restricted stock or stock options and 12,385,681 shares of stock options were available for future awards.

Restricted Stock

The aggregate fair value at the time of grant of the restricted stock awards issued during each of the three years ended December 31, 2009 was approximately $1.5 million, $13.1 million and $0.7 million, respectively. Depending on the individual grants, awards vest either at the grant date, over defined service periods, or upon achieving a return on invested capital in excess of established thresholds. Previously recognized expense of $0.2 million, $0.5 million and $0.3 million related to the forfeited shares was reversed in 2009, 2008 and 2007, respectively.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes activity for restricted shares awarded under the Equity Incentive Plan for the three years ended December 31, 2009:

Restricted Shares
Restricted shares outstanding, December 31, 2006	10,751,000
Granted	250,000
Vested	(6,485,000)
Forfeited	(1,129,000)

Restricted shares outstanding, December 31, 2007	3,387,000
Granted	9,754,500
Vested	(1,317,000)
Forfeited	(2,310,000)

Restricted shares outstanding, December 31, 2008	9,514,500
Granted	4,436,300
Vested	(2,483,349)
Forfeited	(597,600)

Restricted shares outstanding, December 31, 2009	10,869,851

Compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2009, is estimated to be as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter
Compensation expense	$1.9	$1.9	$1.9	$0.3	$0.2	$0.1

Stock Options

Stock options are granted at the fair value of common stock as of the date of grant (as determined with the assistance of an independent valuation), vest over periods ranging from 5 to 6 years and have an option term not to exceed 10 years. Assumptions used for the Black-Scholes method calculation of the fair value of stock options granted during the year ended December 31, 2009 were volatility of approximately 65%, a risk-free rate of approximately 3%, expected term of 10 years and $1.50 exercise price.

The following summarizes the activity for the Equity Incentive Plan for the three years ended December 31, 2009 (shares in thousands):

	Shares Represented by Options	Weighted Average Exercise Price
Balance, December 31, 2006	3,581,500	$1.25
Granted	785,500	2.48
Exercised	(472,500)	1.10
Forfeited	(555,500)	1.45

Balance, December 31, 2007	3,339,000	$1.53
Granted	105,000	0.67
Exercised	(25,000)	1.00
Cancelled	(2,606,250)	1.55
Forfeited	(224,000)	1.14

Balance, December 31, 2008	588,750	$1.44
Granted	13,770,800	1.50
Forfeited	(1,040,500)	1.51

Balance, December 31, 2009	13,319,050	$1.50

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about the Company’s stock options outstanding under the Equity Incentive Plan at December 31, 2009 (in thousands):

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/09	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable at 12/31/09	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
$0.23 to $2.72	13,319,050	9.6 years	$1.50	$—	339,850	$1.34	5.7 years	$—

Holdings’ Amended and Restated Director Stock Option and Restricted Stock Award Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings 2004 Director Stock Option Plan (the “Director Stock Option Plan”), which became effective in October 2004 upon stockholder approval. Effective October 1, 2009, Holdings amended and restated its Director Stock Option Plan in order to: (a) allow directors to be granted shares of restricted stock; (b) provide grants to directors; and (c) increase the number of shares of common stock of Holdings available for awards under the plan from 500,000 to 1,000,000; in each case, as more fully set forth in the Amended and Restated Director Stock Option and Restricted Stock Award Plan (the “Amended Director Plan”).

Under the Amended Director Plan, each eligible director at the effective date of the Director Stock Option Plan is automatically granted an option to purchase 5,000 shares of common stock at fair value. In addition, each such director is automatically granted an option to purchase 1,000 shares of common stock for each board committee on which such director served. Each eligible director at the effective date of the Amended Director Plan is granted 15,000 shares of restricted common stock unless such director was first elected to the Board during or after 2009, in which case such director is granted 25,000 shares of restricted common stock at the later of the effective date of the Amended Director Plan or the date of his or her election to the Board. In addition, each such director is granted 1,000 shares of restricted common stock for each board committee on which such director served. On the date of the 2010 annual meeting of stockholders and for each annual meeting of stockholders thereafter, each eligible director will be granted 10,000 shares of restricted common stock. At the first board meeting following the 2010 annual meeting of stockholders and each annual meeting of stockholders thereafter, each eligible director will be granted 1,000 shares of restricted common stock for each board committee such director served. All grants of restricted common stock are contingent upon execution of a restricted stock agreement.

Through December 31, 2009, options to purchase 209,000 shares of common stock, net of forfeitures, have been granted to directors under the Amended Director Plan with exercise prices ranging from $0.23 to $2.72. At December 31, 2009, 126,000 options to purchase Holdings common stock were outstanding. The options vest six months after the date of grant. During the year ended December 31, 2009, there were no exercises of options issued under the Amended Director Plan. Through December 31, 2009, 136,000 shares of restricted common stock have been granted to directors under the Amended Director Plan. At December 31, 2009, 136,000 shares of restricted common stock were outstanding. At December 31, 2009, 655,000 shares were available for future awards under the Amended Director Plan.

Holdings’ Long-Term Cash Incentive Plans

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, certain members of management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

payment event or December 31, 2012, and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during 2009 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of December 31, 2009, $12.3 million was available for payment under the 2008 Cash Incentive Plan. Because payments of awards under the Plan are based upon occurrence of a specific event, obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event, as discussed above, occurs.

NOTE 13—STOCKHOLDERS’ EQUITY

Capital Stock of US Oncology Holdings, Inc.

On October 1, 2009, the Board of Directors and stockholders of US Oncology Holdings, Inc. approved the Third Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc. Pursuant to the terms of the Third Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc., the number of authorized $0.001 par value common shares increased from 300.0 million common shares to 500.0 million common shares.

In addition, pursuant to this amendment, each outstanding share of Series A Preferred Stock and Series A-1 Preferred Stock of US Oncology Holdings, Inc. was converted into a number of common shares equal to its liquidation preference divided by $1.50 plus one additional common share. As a result of the conversion, 13.9 million shares of Series A Preferred Stock and 1.9 million shares of Series A-1 Preferred Stock, with a liquidation preference of $332.2 million and $50.2 million, respectively, were exchanged for an aggregate 270.8 million common shares.

As a result of the aforementioned transactions as well as the transactions involving the Equity Incentive Plan and the Amended Director Plan (see Note 12 – Stock Incentive Plans), the number of outstanding shares of US Oncology Holdings, Inc. common stock increased from 148.4 million shares to 423.0 million shares as of October 1, 2009. In addition, the Series A and Series A-1 Preferred Stock is no longer outstanding and its aggregate carrying value, in the amount of $405.3 million, was eliminated and the stockholders’ deficit of US Oncology Holdings, Inc. was adjusted by the same amount. The fair value of the 270.8 million common shares issued upon conversion was estimated to be approximately $108.3 million, or $0.40 per common share, and increased the par value and additional paid in capital in respect of US Oncology Holdings, Inc. common stock by $270,831 and $108.0 million, respectively. The excess of preferred stock carrying value over the estimated fair value of common shares issued upon conversion, in the amount of $297.0 million, reduced the accumulated deficit of US Oncology Holdings, Inc.

The capital stock of Holdings consists of the following (shares and dollars in thousands):

		December 31, 2009			December 31, 2008
	Authorized Shares	Outstanding Shares	Carrying Value	Authorized Shares	Outstanding Shares	Carrying Value
Common Stock	500,000	422,952	$423	300,000	148,281	$148
Participating Preferred Stock Series A	—	—	—	15,000	13,939	329,322
Participating Preferred Stock Series A-1	—	—	—	2,000	1,948	56,629

Because no ready market exists for Holding’s equity securities, the outstanding common and preferred shares were recorded at their respective fair values, as determined with the assistance of an independent valuation firm on the date of issuance.

Common Stock

Holders of Holdings’ common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors, subject to the rights of holders of participating preferred stock to elect directors. Upon any liquidation, dissolution or winding up of Holdings, holders of Holdings’ common stock will be entitled to share ratably in Holdings’ assets legally available for distribution to stockholders in such event. On December 21, 2006, Holdings declared a $190.0 million dividend of which $170.1 million was due to its common shareholders of record as of

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 20, 2006, which was paid on January 3, 2007 (see “Series A-1 Participating Preferred Stock”). During the quarter ended March 31, 2007, Holdings declared and paid a dividend of $158.6 million to holders of its common stock.

As of December 31, 2009 and 2008, the outstanding shares of common stock include 31,828,200 and 27,989,000 shares, respectively, of common stock issued pursuant to restricted stock awards granted to members of Holdings’ management and board of directors, which shares are subject to forfeiture until the satisfaction of vesting requirements. Excluding the shares which have met the vesting requirements, 10,869,851 and 9,514,500 restricted shares of common stock were outstanding as of December 31, 2009 and 2008, respectively.

Series A Participating Preferred Stock

On October 1, 2009, each outstanding share of Series A Preferred Stock of US Oncology Holdings, Inc. was converted into a number of common shares equal to its liquidation preference divided by $1.50 plus one additional common share.

The following table presents activity related to the outstanding Series A participating preferred stock (shares and dollars in thousands):

	Shares Issued	Carrying Value	Unpaid Dividends	Unpaid Dividends Per Share
Balance at December 31, 2006	13,939	$312,749	$34,374
Accretion of cumulative 7% dividends	—	20,068	20,068
Dividend paid	—	(24,643)	(24,643)

Balance at December 31, 2007	13,939	308,174	29,799	2.14
Accretion of cumulative 7% dividends	—	21,148	21,148

Balance at December 31, 2008	13,939	329,322	50,947	3.65
Accretion of cumulative 7% dividends	—	16,797	16,797
Conversion to common shares	(13,939)	(346,119)	(67,744)

Balance at December 31, 2009	—	$—	$—	—

Prior to October 1, 2009, Series A participating preferred stock was entitled to receive cumulative preferred dividends on a non-cash accrual basis at a rate equal to 7% per annum, compounded quarterly. During the years ended December 31, 2009, 2008 and 2007, accretion of this dividend was recorded in the amount of $16.8 million, $21.1 million, and $20.1 million, respectively, and was recorded as a component of the carrying value of preferred stock and as a reduction of retained earnings.

Series A-1 Participating Preferred Stock

On October 1, 2009, each outstanding share of Series A-1 Preferred Stock of US Oncology Holdings, Inc. was converted into a number of common shares equal to its liquidation preference divided by $1.50 plus one additional common share.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents activity related to the outstanding Series A-1 participating preferred stock (shares and dollars in thousands):

	Shares Issued	Carrying Value	Unpaid Dividends	Unpaid Dividends Per Share
Balance at December 31, 2006	1,948	$50,797	$72
Accretion of cumulative 7% dividends	—	2,990	2,990
Dividend paid	—	(356)	(356)

Balance at December 31, 2007	1,948	53,431	2,706	1.39
Accretion of cumulative 7% dividends	—	3,198	3,198

Balance at December 31, 2008	1,948	56,629	5,904	3.03
Accretion of cumulative 7% dividends	—	2,539	2,539
Conversion to common shares	(1,948)	(59,168)	(8,443)

Balance at December 31, 2009	—	$—	$—	—

Prior to October 1, 2009, Series A-1 participating preferred shares had dividend rights substantially identical to those of the outstanding Series A participating preferred shares. During the years ended December 31, 2009, 2008 and 2007, accretion of this dividend was recorded in the amount of $2.5 million, $3.2 million, and $3.0 million, respectively, and was recorded as a component of the carrying value of preferred stock and as a reduction of retained earnings.

Capital Stock of US Oncology, Inc.

The capital stock of US Oncology, Inc. consists of 100 authorized, issued and outstanding common shares, with a par value of $0.01 per share, all of which are owned by US Oncology Holdings, Inc.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service the indebtedness of Holdings through payment of semi-annual dividends. US Oncology also provides funds for payment of general and administrative expenses incurred by Holdings to maintain its corporate existence and comply with the terms of the indenture governing its senior floating rate notes (the “Notes”). During the years ended December 31, 2009, 2008 and 2007, US Oncology paid Holdings dividends of $11.1 million, $13.0 million and $34.9 million, respectively, to finance the semi-annual interest payments on its indebtedness, including amounts related to its interest rate swap agreement, and to support its corporate existence.

NOTE 14—SEGMENT FINANCIAL INFORMATION

The Company’s reportable segments are based on internal management reporting that disaggregates the business by service line. The Company’s reportable segments are medical oncology services, cancer center services, pharmaceutical services, and research/other services (primarily consisting of cancer research services). The Company provides comprehensive practice management services for the non-clinical aspects of practice management to affiliated practices in its medical oncology and cancer center services segments. In addition to managing their non-clinical operations, the medical oncology segment provides oncology pharmaceutical services to practices affiliated through comprehensive strategic alliances. The cancer center services segment develops and manages comprehensive, community-based cancer centers, which integrate various aspects of outpatient cancer care, from laboratory and radiology diagnostic capabilities to radiation therapy for practices affiliated by comprehensive strategic alliance. The pharmaceutical services segment distributes oncology pharmaceuticals to affiliated practices, including practices affiliated under the targeted physician services model, and provides informational and other services to pharmaceutical manufacturers. The research/other services segment contracts with pharmaceutical and biotechnology firms to provide a comprehensive range of services relating to clinical trials.

Balance sheet information by reportable segment is not reported since the Company does not prepare such information internally.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reported segments for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands):

	Year Ended December 31, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,776,431	$—	$2,421,536	$—	$—	$(1,834,143)	$2,363,824
Service revenues	624,452	387,555	65,864	69,985	—	—	1,147,856

Total revenues	2,400,883	387,555	2,487,400	69,985	—	(1,834,143)	3,511,680
Operating expenses	(2,329,601)	(252,128)	(2,386,326)	(67,505)	(71,933)	1,834,143	(3,273,350)
Impairment and restructuring
charges	(176)	—	—	(2,235)	(6,093)	—	(8,504)
Depreciation and amortization	—	(38,882)	(2,118)	(270)	(61,938)	—	(103,208)

Income (loss) from operations	$71,106	$96,545	$98,956	$(25)	$(139,964)	$—	$126,618

US Oncology Holdings, Inc. Operating expenses	$—	$—	$—	$—	$(280)	$—	$(280)

Income (loss) from operations	$71,106	$96,545	$98,956	$(25)	$(140,244)	$—	$126,338

Goodwill (2)	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

	Year Ended December 31, 2008
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,658,484	$—	$2,426,155	$—	$—	$(1,859,935)	$2,224,704
Service revenues	592,890	367,062	60,530	58,991	—	—	1,079,473

Total revenues	2,251,374	367,062	2,486,685	58,991	—	(1,859,935)	3,304,177
Operating expenses	(2,178,154)	(241,147)	(2,386,718)	(63,744)	(76,884)	1,859,935	(3,086,712)
Impairment and restructuring
charges	(380,018)	(150)	—	—	(4,761)	—	(384,929)
Depreciation and amortization	—	(37,916)	(4,332)	(374)	(60,185)	—	(102,807)

Income (loss) from operations	$(306,798)	$87,849	$95,635	$(5,127)	$(141,830)	$—	$(270,271)

US Oncology Holdings, Inc. Operating expenses	$—	$—	$—	$—	$(382)	$—	$(382)

Income (loss) from operations	$(306,798)	$87,849	$95,635	$(5,127)	$(142,212)	$—	$(270,653)

Goodwill	$28,913	$191,424	$156,933	$—	$—	$—	$377,270

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2007
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$1,541,186	$—	$2,200,178	$—	$—	$(1,771,258)	$1,970,106
Service revenues	547,000	349,900	82,583	51,189	—	—	1,030,672

Total revenues	2,088,186	349,900	2,282,761	51,189	—	(1,771,258)	3,000,778
Operating expenses	(2,008,528)	(223,059)	(2,186,632)	(51,440)	(84,326)	1,771,258	(2,782,727)
Impairment and restructuring
charges	(1,552)	(4,235)	—	—	(9,339)	—	(15,126)
Depreciation and amortization	—	(39,131)	(5,196)	(542)	(44,462)	—	(89,331)

Income (loss) from operations	$78,106	$83,475	$90,933	$(793)	$(138,127)	$—	$113,594

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(97)	$—	$(97)

Income (loss) from operations	$78,106	$83,475	$90,933	$(793)	$(138,224)	$—	$113,497

Goodwill	$408,913	$191,424	$156,933	$—	$—	$—	$757,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceuticals services segment) to the Company’s practices affiliated under comprehensive strategic alliances (medical oncology segment).

(2)	During the year ended December 31, 2008, the Company recognized a $380.0 million impairment charge to goodwill in the medical oncology services segment.

NOTE 15—RELATED PARTY TRANSACTIONS

The Company receives a contractual service fee for providing services to its comprehensive strategic alliance practices. The Company also advances to its affiliated practices amounts needed for the purchase of pharmaceuticals and medical supplies necessary in the treatment of cancer. The advances are reflected on the Company’s Consolidated Balance Sheet as due from/to affiliated practices and are reimbursed to the Company as part of the service fee payable under its service agreements with its affiliated practices. Additionally, the Company may advance affiliated practices funds necessary to invest in or establish new ventures, including ventures in which the affiliated practice, rather than the Company, may have a direct interest.

The Company leases a portion of its medical office space and equipment from entities affiliated with certain of the stockholders of practices affiliated with the Company. Payments under these leases were $13.6 million, $10.1 million and $8.0 million in 2009, 2008 and 2007, respectively. Total future commitments are $91.2 million as of December 31, 2009.

As of December 31, 2009, 2008 and 2007, two of the Company’s directors, Dr. Mark Myron and Dr. Steven Paulson, are practicing physicians, whose practices are affiliated with the Company. In 2009, the practices in which these directors participate generated total net revenue of $1,222.4 million of which $259.9 million was retained by the practices and $962.5 million was included in the Company’s revenue. In 2008, those practices generated total net revenue of $1,126.4 million of which $266.2 million was retained by the practices and $860.2 million was included in the Company’s revenue. In 2007, those practices generated total net revenue of $1,087.9 million of which $221.4 million was retained by the practices and $866.5 million was included in the Company’s revenue.

Through May 2007, Dr. Burton Schwartz was one of the Company’s directors who was also a practicing physician with an affiliated practice. In 2007, the practice in which this director participated generated total net revenue of $150.8 million of which $36.7 million was retained by the practices and $114.2 million was included in the Company’s revenue. Dr. Schwartz’s term as a director expired in May 2007.

On December 21, 2006, the Company consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January, 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering. On October 1, 2009, all of these outstanding shares of Series A-1 Preferred Stock were converted into common shares (see Note 13 – Stockholders’ Equity). In connection with the investment by Morgan Stanley,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company agreed, subject to certain conditions, to give preferential consideration to retaining Morgan Stanley, or its designated affiliate, in connection with future securities offerings, financings and certain other transactions, to provide financial services. Mr. Vannucci, a member of the Company’s board of directors, is a Managing Director at Morgan Stanley & Co Incorporated. Morgan Stanley served as Joint Book Running Manager and was an initial purchaser of $191,250,000 of the Holdings Notes issued in March 2007, which notes were sold to Morgan Stanley for 97.5% of face value.

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly information (in thousands):

	US Oncology Holdings, Inc.

	2009 Quarter Ended				2008 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$842,561	$881,647	$901,454	$886,018	$810,607	$829,175	$821,736	$842,659
Income (loss) from operations	27,962	36,791	30,281	31,304	(355,503)	30,431	28,170	26,249
Other expense, net	(33,772)	(56,153)	(48,895)	(37,623)	(50,917)	(18,103)	(37,318)	(27,923)
Net income (loss) attributable to the Company	(5,458)	(17,393)	(20,290)	(8,449)	(397,388)	7,142	(5,753)	(16,535)

	US Oncology, Inc.

	2009 Quarter Ended				2008 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$842,561	$881,647	$901,454	$886,018	$810,607	$829,175	$821,736	$842,659
Income (loss) from operations	28,002	36,825	30,402	31,389	(355,452)	30,479	28,308	26,394
Other expense, net	(22,622)	(44,800)	(31,688)	(25,905)	(22,829)	(22,435)	(22,679)	(22,601)
Net income (loss) attributable to the Company	1,017	(7,595)	(866)	3,868	(378,074)	3,239	3,875	470

NOTE 17—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-SUBSIDIARY GUARANTORS

The 9.125% Senior Secured Notes (the “Senior Secured Notes”), the 9% Senior Secured Notes (the “Senior Notes”) which were redeemed with proceeds from the Senior Secured Notes and the 10.75% Senior Subordinated Notes (the “Senior Subordinated Notes”) issued by US Oncology, Inc. are guaranteed fully and unconditionally, and on a joint and several basis, by all of the US Oncology’s wholly-owned subsidiaries. Certain of US Oncology’s subsidiaries, primarily joint ventures, do not guarantee the Senior Secured Notes, the Senior Notes and the Senior Subordinated Notes.

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Secured Notes, the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of December 31, 2009, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, CCCN NW Building JV, L.L.C., Oregon Cancer Center, Ltd., and WFCC Radiation Management Co., L.L.C.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2009

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$160,487	$1,102			$161,589
Accounts receivable	—	342,633	7,026			349,659
Other receivables	—	30,928	—			30,928
Prepaid expenses and other current assets	720	19,106	992			20,818
Inventories	—	152,642				152,642
Deferred income taxes	6,002	—				6,002
Due from affiliates	539,531	—		(508,832	) (a)	30,699
Investment in subsidiaries	505,850	—		(505,850	) (b)	—

Total current assets	1,052,103	705,796	9,120	(1,014,682)		752,337
Property and equipment, net	—	360,521	44,407			404,928
Service agreements, net	—	248,577	2,820			251,397
Goodwill	—	371,677	5,593			377,270
Other assets	25,986	45,631	1,642			73,259

	$1,078,089	$1,732,202	$63,582	$(1,014,682)		$1,859,191

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,757	$516	$1,306	$—		$10,579
Accounts payable	—	278,658	1,130	—		279,788
Intercompany accounts	(248,738)	258,199	(9,461)	—		—
Due to affiliates	—	605,098	14,622	(508,832	) (a)	110,888
Accrued compensation cost	—	50,322	453	—		50,775
Accrued interest payable	40,373	—	—	—		40,373
Income taxes payable	3,114	—	—	—		3,114
Other accrued liabilities	—	33,437	254	—		33,691

Total current liabilities	(196,494)	1,226,230	8,304	(508,832)		529,208
Deferred revenue	—	4,636	—	—		4,636
Deferred income taxes	36,658	—	—	—		36,658
Long-term indebtedness	1,054,868	2,092	17,328	—		1,074,288
Other long-term liabilities	—	12,369	3,370	—		15,739

Total liabilities	895,032	1,245,327	29,002	(508,832)		1,660,529

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	551,986	—	—	—		551,986
Accumulated deficit	(368,930)	—	—	—		(368,930)

Total Company stockholder’s equity	183,057	—	—	—		183,057

Noncontrolling interests	—	—	15,605	—		15,605
Subsidiary equity	—	486,875	18,975	(505,850	) (b)	—

Total equity	183,057	486,875	34,580	(505,850)		198,662

	$1,078,089	$1,732,202	$63,582	$(1,014,682)		$1,859,191

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$104,475	$1	$—		$104,476
Accounts receivable	—	354,889	9,447	—		364,336
Other receivables	—	25,707	—	—		25,707
Prepaid expenses and other current assets	527	20,155	—	—		20,682
Inventories	—	131,062	—	—		131,062
Deferred income taxes	4,373	—	—	—		4,373
Due from affiliates	649,233	—	—	(582,900	) (a)	66,333
Investment in subsidiaries	381,549	—	—	(381,549	) (b)	—

Total current assets	1,035,682	636,288	9,448	(964,449)		716,969
Property and equipment, net	—	368,145	42,103	—		410,248
Service agreements, net	—	269,211	4,435	—		273,646
Goodwill	—	371,677	5,593	—		377,270
Other assets	24,339	38,724	1,657	—		64,720

	$1,060,021	$1,684,045	$63,236	$(964,449)		$1,842,853

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,507	$—	$1,170	$—		$10,677
Accounts payable	—	265,311	879	—		266,190
Intercompany accounts	(249,113)	252,374	(3,261)	—		—
Due to affiliates	—	714,957	4,856	(582,900	) (a)	136,913
Accrued compensation cost	—	40,070	706	—		40,776
Accrued interest payable	26,266	—	—	—		26,266
Income taxes payable	2,727	—	—	—		2,727
Other accrued liabilities	—	35,636	(832)	—		34,804

Total current liabilities	(210,613)	1,308,348	3,518	(582,900)		518,353
Deferred revenue	—	6,894	—	—		6,894
Deferred income taxes	35,139	—	—	—		35,139
Long-term indebtedness	1,040,080	2,418	18,635	—		1,061,133
Other long-term liabilities	—	8,797	3,550	—		12,347

Total liabilities	864,606	1,326,457	25,703	(582,900)		1,633,866

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	560,768	—	—	—		560,768
Accumulated deficit	(365,354)	—	—	—		(365,354)

Total Company stockholder’s equity	195,415	—	—	—		195,415

Noncontrolling interests	—	—	13,572	—		13,572
Subsidiary equity	—	357,588	23,961	(381,549	) (b)	—

Total equity	195,415	357,588	37,533	(381,549)		208,987

	$1,060,021	$1,684,045	$63,236	$(964,449)		$1,842,853

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$2,329,883	$33,941	$—		$2,363,824
Service revenue	—	1,124,706	23,150	—		1,147,856

Total revenue	—	3,454,589	57,091	—		3,511,680
Cost of products	—	2,279,239	33,204	—		2,312,443
Cost of services:
Operating compensation and benefits	—	548,215	9,966	—		558,181
Other operating costs	—	329,046	1,746	—		330,792
Depreciation and amortization	—	67,941	4,371	—		72,312

Total cost of services	—	945,202	16,083	—		961,285
Total cost of products and services	—	3,224,441	49,287	—		3,273,728
General and administrative expense	446	71,488	—	—		71,934
Impairment, restructuring and other charges, net	—	8,504	—	—		8,504
Depreciation and amortization	—	30,896	—	—		30,896

	446	3,335,329	49,287	—		3,385,062

Income (loss) from operations	(446)	119,260	7,804	—		126,618
Other income (expense)
Interest expense, net	(100,757)	1,182	(1,674)	—		(101,249)
Loss on early extinguishment of debt	(25,081)	—	—	—		(25,081)
Loss on interest rate swap	—	—	—	—		—
Other income (expense)	—	1,315	—	—		1,315

Income (loss) before income taxes	(126,284)	121,757	6,130	—		1,603
Income tax provision	(1,593)		—	—		(1,593)
Equity in subsidiaries	127,887		—	(127,887	) (a)	—

Net income (loss)	10	121,757	6,130	(127,887)		10
Less: Net income attributable to noncontrolling interests	—	(2,582)	(1,004)	—		(3,586)

Net income (loss) attributable to the Company	$10	$119,175	$5,126	$(127,887)		$(3,576)

(a)	Elimination of intercompany balances

(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$2,178,113	$46,591	$—		$2,224,704
Service revenue	—	1,044,411	35,062	—		1,079,473

Total revenue	—	3,222,524	81,653	—		3,304,177
Cost of products	—	2,118,624	45,319	—		2,163,943
Cost of services:
Operating compensation and benefits	—	507,192	16,747	—		523,939
Other operating costs	—	317,419	4,528	—		321,947
Depreciation and amortization	—	68,650	4,140	—		72,790

Total cost of services	—	893,261	25,415	—		918,676
Total cost of products and services	—	3,011,885	70,734	—		3,082,619
General and administrative expense	343	76,540	—	—		76,883
Impairment, restructuring and other charges, net	—	384,929	—	—		384,929
Depreciation and amortization	—	30,017	—	—		30,017

	343	3,503,371	70,734	—		3,574,448

Income (loss) from operations	(343)	(280,847)	10,919	—		(270,271)
Other income (expense)
Interest expense, net	(93,235)	1,881	(1,403)	—		(92,757)
Other income (expense), net	—	2,213		—		2,213

Income (loss) before income taxes	(93,578)	(276,753)	9,516	—		(360,815)
Income tax provision	(6,351)	—	—	—		(6,351)
Equity in subsidiaries	(270,561)	—	—	270,561	(a)	—

Net income (loss)	(370,490)	(276,753)	9,516	270,561		(367,166)
Less: Net income attributable to noncontrolling interests	—	(567)	(2,757)	—		(3,324)

Net income (loss) attributable to the Company	$(370,490)	$(277,320)	$6,759	$270,561		$(370,490)

(a)	Elimination of intercompany balances

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$1,923,071	$47,035	$—		$1,970,106
Service revenue	—	997,280	33,392	—		1,030,672

Total revenue	—	2,920,351	80,427	—		3,000,778
Cost of products	—	1,879,576	45,971	—		1,925,547
Cost of services:
Operating compensation and benefits	—	463,088	16,089	—		479,177
Other operating costs	—	289,301	4,376	—		293,677
Depreciation and amortization	—	69,217	3,942	—		73,159

Total cost of services	—	821,606	24,407	—		846,013
Total cost of products and services	—	2,701,182	70,378	—		2,771,560
General and administrative expense	201	84,125	—	—		84,326
Impairment, restructuring and other charges, net	—	15,126	—	—		15,126
Depreciation and amortization	—	16,172	—	—		16,172

	201	2,816,605	70,378	—		2,887,184

Income (loss) from operations	(201)	103,746	10,049	—		113,594
Other income (expense)
Interest expense, net	(98,831)	4,885	(1,396)	—		(95,342)
Intercompany interest	24,167	(24,167)	—	—		—

Income (loss) before income taxes	(74,865)	84,464	8,653	—		18,252
Income tax provision	(7,447)	—	—	—		(7,447)
Equity in subsidiaries	89,498	—	—	(89,498	) (a)	—

Net income	7,186	84,464	8,653	(89,498)		10,805
Less: Net income attributable to noncontrolling interests	—	(1,191)	(2,428)	—		(3,619)

Net income attributable to the Company	$7,186	$83,273	$6,225	$(89,498)		$7,186

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	30,485	134,006	8,102	—	172,593

Cash flows from investing activities:
Acquisition of property and equipment	—	(73,984)	(4,277)	—	(78,261)
Net payments in affiliation transactions	(440)	(4,053)	—	—	(4,493)
Investment in subsidiary	(382)	—	—	—	(382)
Net proceeds from sale of assets	—	—	—	—	—
Distributions from unconsolidated subsidiaries	—	11,032	—	—	11,032
Investment in unconsolidated subsidiaries	—	(8,447)	—	—	(8,447)
Acquisition of business, net of cash acquired	—	(467)	—	—	(467)

Net cash used in investing activities	(822)	(75,919)	(4,277)	—	(81,018)
Cash flows from financing activities:
Proceeds from Senior Secured Notes	758,926	—	—	—	758,926
Repayment of term loan	(436,666)	—	—	—	(436,666)
Repayment of Senior Notes	(311,578)	—	—	—	(311,578)
Repayment of other indebtedness	(7,601)	(2,075)	(1,171)	—	(10,847)
Debt financing costs	(21,680)	—	—	—	(21,680)
Net distribution to parent	(11,064)	—	—	—	(11,064)
Distributions to noncontrolling interests	—	—	(2,773)	—	(2,773)
Contributions from noncontrolling interests	—	—	1,220	—	1,220

Net cash provided by (used in) financing activities	(29,663)	(2,075)	(2,724)	—	(34,462)

Increase (decrease) in cash and cash equivalents	—	56,012	1,101	—	57,113
Cash and cash equivalents:
Beginning of period	—	104,475	1	—	104,476

End of period	$—	$160,487	$1,102	$—	$161,589

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	14,420	119,860	7,207	—	141,487
Cash flows from investing activities:
Acquisition of property and equipment	—	(81,727)	(7,016)	—	(88,743)
Net payments in affiliation transactions	34,328	(86,795)	—	—	(52,467)
Net proceeds from sale of assets	—	5,347	—	—	5,347
Distributions from unconsolidated subsidiaries	—	2,116	—	—	2,116
Investments in unconsolidated subsidiaries	—	(3,257)	—	—	(3,257)

Net cash used in investing activities	34,328	(164,316)	(7,016)	—	(137,004)
Cash flows from financing activities:
Proceeds from other indebtedness	—	—	4,000	—	4,000
Repayment of term loan	(34,937)	—	—	—	(34,937)
Repayment of other indebtedness	(832)	(324)	(1,079)	—	(2,235)
Debt issuance costs	—	—	(143)	—	(143)
Net distributions to parent	(13,004)	—	—	—	(13,004)
Distributions to noncontrolling interests	—		(3,545)	—	(3,545)
Contributions from noncontrolling interests	—	—	576	—	576
Contributions of proceeds from exercise of stock options	25	—	—	—	25

Net cash provided by (used in) financing activities	(48,748)	(324)	(191)	—	(49,263)

Decrease in cash and cash equivalents	—	(44,780)	—	—	(44,780)
Cash and cash equivalents:
Beginning of period	—	149,255	1	—	149,256

End of period	$—	$104,475	$1	$—	$104,476

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	235,151	(42,351)	5,230	—	198,030
Cash flows from investing activities:
Acquisition of property and equipment	—	(88,618)	(2,232)	—	(90,850)
Net payments in affiliation transactions	—	(134)	—	—	(134)
Net proceeds from sale of assets	—	750	—	—	750
Distribution from minority interest	—	254	—	—	254
Investment in joint venture	—	(4,745)	—	—	(4,745)
Proceeds from contract separation	—	1,555	—	—	1,555

Net cash used in investing activities	—	(90,938)	(2,232)	—	(93,170)
Cash flows from financing activities:
Proceeds from other indebtedness	658	—	665	—	1,323
Repayment of term loan	(7,487)	—	—	—	(7,487)
Repayment of advance to parent	(150,000)	—	—	—	(150,000)
Repayment of other indebtedness	(1,802)	778	888	—	(136)
Debt issuance costs	(1,554)	—	—	—	(1,554)
Net distributions to parent	(75,501)	—	—	—	(75,501)
Distributions to noncontrolling interests	—	—	(4,550)	—	(4,550)
Contributions of proceeds from exercise of stock options	535	—	—	—	535

Net cash provided by (used in) financing activities	(235,151)	778	(2,997)	—	(237,370)

Increase (decrease) in cash and cash equivalents	—	(132,511)	1	—	(132,510)
Cash and cash equivalents:
Beginning of period	—	281,766	—	—	281,766

End of period	$—	$149,255	$1	$—	$149,256

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information about our directors and executive officers:

Name	Age	Position(s)

Bruce D. Broussard	47	President and Chief Executive Officer and Chairman of the Board of Directors

Michael A. Sicuro	51	Executive Vice President and Chief Financial Officer

Glen C. Laschober	59	Executive Vice President and Chief Operating Officer

Kevin F. Krenzke	37	Vice President – Finance, Chief Accounting Officer

David B. Bronsweig	50	Executive Vice President of Human Resources

Grant Bogle	52	Executive Vice President of Integrated Oncology Solutions

Roy Beveridge, M.D.	52	Executive Vice President and Medical Director

Frank Saputo	53	Executive Vice President and Chief Administrative Officer

Russell L. Carson	66	Director

James E. Dalton, Jr.	67	Director

Lloyd K. Everson, M.D.	66	Vice Chairman of the Board of Directors

Yon Y. Jorden	55	Director

Daniel S. Lynch	51	Director

D. Scott Mackesy	41	Director

Richard B. Mayor	75	Director

Mark C. Myron, M.D.	63	Director

Robert A. Ortenzio	52	Director

R. Steven Paulson, M.D.	58	Director

Boone Powell, Jr.	73	Director

Todd Vannucci	48	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers.

Bruce D. Broussard joined us in August 2000 with primary responsibility for financial and accounting activities, including financial reporting, treasury and taxation. In November 2005, he was appointed our President and he also served as Chief Financial Officer until July 31, 2006. In February 2008, Mr. Broussard was appointed Chief Executive Officer. Also effective February 2008, he was elected to the Board. Effective September 1, 2009, Mr. Broussard assumed the responsibility of Chairman of the Board of Directors in addition to his role as Chief Executive Officer. Mr. Broussard was Chief Executive Officer of HarborDental from December 1997 until July 2000. From January 1996 to October 1997, he was Executive Vice President and Chief Financial Officer of Regency Health Services, Inc. From 1993 to 1996, he was the Chief Financial Officer and a director of Sun Healthcare Group. He currently serves as a director and a compensation committee member at U.S. Physical Therapy, Inc.

Michael A. Sicuro joined us as Executive Vice President and Chief Financial Officer in September, 2008. Prior to joining us, Mr. Sicuro was employed since January 2007 as Senior Vice President and Chief Financial Officer of Asyst Technologies, Inc., a global automation and technology company. From 2004 until 2006, Mr. Sicuro was employed as the Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Progressive Gaming International Corporation, a global supplier of integrated casino and jackpot management solutions for the gaming industry. From 2001 until 2004, Mr. Sicuro was employed as the Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Lightspan, Inc., an educational software and internet company. Prior to that time, he served in financial and executive capacities at various companies in the technology, financial and healthcare industries.

Glen C. Laschober joined us as Executive Vice President and Chief Operating Officer in January, 2008. Mr. Laschober comes to us with more than 30 years of healthcare operations experience. Most recently, from 2005 to 2007, Mr. Laschober was employed as Executive Vice President and Chief Operating Officer of Omnicare, Inc., a national provider of pharmaceutical services to long-term care facilities and other institutions. From 2001 to 2005, Mr. Laschober was employed as Chief Operating Officer of CVS Corporation’s Pharmacare Division, its pharmacy benefit management and specialty pharmacy business. In addition, he has been an executive operating officer in several pharmacy-related organizations including Provantage and Caremark.

Kevin F. Krenzke was named Chief Accounting Officer effective May 5, 2009. Prior to that, Mr. Krenzke was Vice President of Finance. Mr. Krenzke joined us in July 2005 as Director of Financial Reporting. Prior to joining us, Mr. Krenzke worked as a senior manager in the mergers and acquisitions practice of Deloitte LLP, a public accounting firm, from October 2004 to July 2005 and held positions in the financial statement assurance practices of Arthur Andersen LLP and BDO Seidman, LLP from June 1996 to October 2004. Mr. Krenzke is a Certified Public Accountant and earned his Masters in Professional Accounting and Bachelors in Business Administration degrees from the University of Texas at Austin.

David B. Bronsweig joined us in March 2008 as Senior Vice President of Human Resources and currently serves as Executive Vice President. Prior to joining us, Mr. Bronsweig served as Vice President, Human Resources-Worldwide for seven years at Alberto-Culver, a consumer packed goods company, and over ten years with Bristol-Myers Squibb where he directed an oncology division and served as Vice President for two separate divisions of the organization.

Grant Bogle was named Executive Vice President for the newly created Integrated Oncology Solutions Group, effective July 1, 2009. Mr. Bogle joined us in June 2007, as Senior Vice President, Regional Operations for the Northeast region. Prior to joining US Oncology, Mr. Bogle held several senior vice president level commercial leadership positions in the following pharmaceutical and biotechnology companies: Knoll Pharmaceutical Company, 1997-2001; Roche Pharmaceuticals, 2001-2002; Viacell, 2002-2004; and, most recently, Millennium Pharmaceuticals, 2004-2007.

Roy Beveridge, M.D. joined us as Executive Vice President and Medical Director effective September 1, 2009, although he has been actively involved in many activities with us over the years. Dr. Beveridge began his practice in 1988 at Fairfax Northern Virginia Hematology-Oncology after completing medical school at Cornell University Medical College, residency in Internal Medicine at University of Chicago Hospitals, and fellowship at The Johns Hopkins Hospital.

Frank A. Saputo was named Executive Vice President and Chief Administrative Officer effective October 2008. Mr. Saputo joined US Oncology in October 2000 as Vice President for Internal Audit. In 2002, he became Senior Vice President and Chief Compliance and Audit Officer. In 2008, Mr. Saputo added the additional responsibilities of risk management, real estate and construction, and corporate office administrative services. Mr. Saputo has over 25 years of health care management experience. Prior to joining US Oncology, he was the Vice President of Audit Services for Clarent Hospital Corporation (formerly Paracelsus), and also held audit management positions at UniHealth America and Home Savings. Mr. Saputo has a bachelor’s degree in finance from California State University at Fullerton. He is a Certified Internal Auditor, Certified Fraud Examiner, and has also obtained the designation of Certified Information Systems Auditor.

Russell L. Carson became a director in 1992. Mr. Carson is a general partner of Welsh, Carson, Anderson & Stowe, which he co-founded in 1978. Welsh, Carson, Anderson & Stowe has created 15 institutionally funded limited partnerships with total capital of more than $18 billion invested in over 200 companies. Mr. Carson has focused on healthcare. Mr. Carson is also a director of Select Medical Corp. and various privately held healthcare companies. Mr. Carson has also served as a Director of Ardent Health Services.

James E. Dalton, Jr. joined our Board in July 2005. Mr. Dalton was President and Chief Executive Officer and a director of Quorum Health Group, Inc., a healthcare company, from 1990 until 2001, when Quorum was acquired by Triad Hospitals. Mr. Dalton now serves as Chairman of Signature Hospital Corporation. He also serves on the Board of Trustees of Universal Health Realty Income Trust and on the Board of Directors as well as the audit committee of Select Medical Corporation. Mr. Dalton has extensive experience in the Healthcare is a Life Fellow of the American College of Healthcare Executives.

Lloyd K. Everson, M.D. was our President from November 1993 until March 2001. He was a director from 1993 until 1999 and from 2001 until the present. He received his medical degree from Harvard Medical School and his oncology training at Memorial Sloan Kettering and at the National Cancer Institute. He is board certified in internal medicine and medical oncology. Dr. Everson has published widely in the field of oncology and is a member of numerous professional associations. He also has served as President of the Association of Community Cancer Centers and as Associate Chairman for Community Programs for the Eastern Cooperative Oncology Group. In 2006, Dr. Everson was appointed to the National Cancer Advisory Board by President George W. Bush.

Yon Y. Jorden was elected to serve as a director in September 2009 and was also appointed to serve on the audit committee. Ms. Jorden most recently was Executive Vice President and Chief Financial Officer of AdvancePCS, a publicly-traded provider of pharmacy benefits management from 2002 until 2004. Previously, she was Chief Financial Officer of

Informix, a technology company, Oxford Health Plans, a provider of managed health care services, and WellPoint Health Networks, a managed care company, each of which was a publicly-traded company. She currently serves as a director of Magnatek, Inc., a manufacturer of digital power control systems, and Maxwell Technologies, a manufacturer of energy storage and power delivery solutions.

Daniel S. Lynch was elected to serve as a director in August 2006. Mr. Lynch is currently Executive Chairman of the Board of two private biotech companies: Stromedix, Inc. and Avila Therapeutics. From January 2007 through 2009, Mr. Lynch served as Chief Executive Officer and a director of Ivrea Pharmaceuticals, a private pharmaceutical company. From 2001 until 2005, Mr. Lynch was employed by Imclone Systems Incorporated, a publicly-traded biotechnology company, serving as its Chief Financial Officer from 2001 until 2003 and as its Chief Executive Officer and a member of its Board of Directors from 2003 until 2005. Prior to that time, he served as Chief Financial Officer of Derby Cycle Corporation, a designer, manufacturer and marketer of bicycles, from 1999 until 2001, and in various finance capacities at Bristol-Myers Squibb, a pharmaceutical company, from 1984 until 1999.

D. Scott Mackesy joined our Board upon consummation of the Merger. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses on investments in the healthcare industry and is a managing member of the general partner of Welsh Carson IX. Prior to joining Welsh Carson in 1998, Mr. Mackesy was a Vice President in the Investment Research Department at Morgan Stanley Dean Witter, where he was a healthcare equity research analyst. Mr. Mackesy received his bachelor’s degree from The College of William and Mary. Mr. Mackesy is also a director of MedAssets, Inc. and several privately held healthcare companies. Mr. Mackesy has also served as a director of Concentra, Inc., Ardent Health Services and Ameripath, Inc.

Richard B. Mayor was a director of US Oncology from 1993 until consummation of the Merger. He rejoined our Board in October 2004. Mr. Mayor was of counsel in the Houston law firm Mayor, Day, Caldwell & Keeton, L.L.P. from January 1999 until its merger with Andrews Kurth LLP in October 2001. Mr. Mayor continued as of counsel to Andrews Kurth until December 2003. Mr. Mayor has informed the Board that he will be retiring from the Board, effective April 1, 2010.

Mark C. Myron, M.D. was elected to serve as a director in May 2007. Dr. Myron is a practicing physician with Kansas City Cancer Centers, or KCCC, a physician practice that has entered into a comprehensive strategic alliance with us, and serves as KCCC’s president. Dr. Myron is board-certified in internal medicine and medical oncology. He is on the Board of Directors for the Midwest Biotech Center and is a founding Board member of the American Academy of Hospice and Palliative Care.

Robert A. Ortenzio has been a director since 1992. He has been President and Chief Executive Officer of Select Medical Corporation since September 2001 and was President and Chief Operating Officer of Select Medical Corporation from February 1997 until September 2001. He is also a director of Select Medical Corporation. Prior to that time, Mr. Ortenzio was a co-founder and president of Continental Medical Systems, Inc., a provider of comprehensive medical rehabilitation programs and services, and a director of Horizon/CMS Healthcare Corporation, and served in various capacities at Continental Medical Systems, Inc. since February 1986. Mr. Ortenzio serves as a director of Odyssey Healthcare, a publicly-traded healthcare company providing services to terminally ill patients.

R. Steven Paulson, M.D. was elected to serve as a director in April 2006. Dr. Paulson is a practicing physician with Texas Oncology, P.A., or Texas Oncology, and has served as Texas Oncology’s president and chairman of its Board of Directors since 2000. Dr. Paulson is a Diplomat of the American Board of Internal Medicine with a subspecialty certification in medical oncology.

Boone Powell, Jr. was a director from 1999 until consummation of the Merger and re-joined the Board in November 2004. Mr. Powell was President and Chief Executive Officer of Baylor Healthcare System from 1980 until 2000 and Chairman from 2000 until 2001. Mr. Powell serves as an active member of Voluntary Hospitals of America. He is a director of Abbott Laboratories, United Surgical Partners International and Comerica Bank–Texas and is a Fellow of the American College of Healthcare Executives.

Todd Vannucci was elected to serve as a director in September 2009 as the designee for Morgan Stanley. Mr. Vannucci is a Managing Director at Morgan Stanley & Co., Incorporated, or Morgan Stanley, and assists in overseeing the investment portfolio of Morgan Stanley Principal Investments for the Americas. Mr. Vannucci joined Morgan Stanley in 1998 in its Global Capital Markets business. Mr. Vannucci has extensive capital markets experience.

Audit Committee Matters

The Board of Directors has a standing Audit Committee. The Board has confirmed that all members of the Audit Committee are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee members are Richard B. Mayor (Chairman), James E. Dalton, Jr., Daniel S. Lynch and Yon Y. Jorden. The Board has determined that Yon Y. Jorden is an “audit committee financial expert” within the meaning of applicable SEC rules. Richard Mayor has informed the Board that he will be retiring, effective April 1, 2010. The Board has selected Ms. Jorden as his successor as Chairman of the Audit Committee.

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

Messrs. Dalton, Lynch, and Mayor and Ms. Jorden serve on the audit committee. Messrs. Powell, Carson and Ortenzio serve on the compensation committee.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our officers who are considered to be “named executive officers” during our last fiscal year. Named executive officers consist of each individual who served as our Chief Executive Officer in 2009, each individual who served as our Chief Financial Officer during 2009, and the three other executive officers who received the highest amount of total compensation in 2009. In addition, up to two additional employees who would have been included in the table, but for the fact that they were not serving as executive officers as of the end of 2009, may be included. For purposes of this section, “named executive officers” refers to Bruce D. Broussard, Chairman of the Board of Directors (as of September 1, 2009), President and Chief Executive Officer; R. Dale Ross, Former Chairman of the Board of Directors (through September 1, 2009); Michael A. Sicuro, Executive Vice President and Chief Financial Officer; Glen C. Laschober, Executive Vice President and Chief Operating Officer; David B. Bronsweig, Executive Vice President of Human Resources; and Lloyd K. Everson, M.D. who serves as Vice Chairman of the Board of Directors.

Compensation Committee

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our named executive officers are similar to those provided to other executive officers. Our Compensation Committee met four times during 2009.

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

Role of Our Executive Officers in Compensation Process

In 2009, the compensation committee considered the compensation recommendations made by our current Chief Executive Officer, Mr. Broussard, regarding the performance and qualifications of each named executive officer. One of the Company’s key initiatives in 2009 was to reduce the Company’s general and administrative expenses, and in order to achieve that goal, the executive officers agreed to forego raises and maintain current salaries for that year. In addition, the compensation committee approved, on Mr. Broussard’s recommendation, a reduction in his salary for 2009.

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

Bonuses

Bonuses paid in 2009 were based on 2008 performance. For bonuses payable in 2009, the target bonus levels were equal to 50% of base salary for each of the named executive officers, other than Mr. Ross and Mr. Broussard, whose target bonus was 100% of base salary. Bonuses in respect of 2008, which were paid in 2009, were at the target bonus level, as a result of Company performance as adjusted to reflect reductions in ESA reimbursement.

For bonuses to be paid in 2010 based upon 2009 results, the bonus will be determined based solely on achievement of predetermined Adjusted EBITDA targets, with each such officer earning 100% of his targeted bonus if we reached these targets and up to 150% of his targeted bonus if we exceeded them, with the exceptions of Mr. Broussard and Dr. Everson, whose earnings are capped at 100% of his targeted bonus. The compensation committee has discretion to adjust targets and bonus awards in the event targets are not met due to events beyond management’s ability to foresee, estimate and/or control. Targets are based upon the Company’s internal financial planning and include assumptions regarding the Company’s success in implementing its strategies, including with respect to new businesses and development. In the event that the Company does not achieve its target results, or in the event of unexpected other events, bonus targets may not be achieved. Bonuses in respect of 2009, which are being paid in 2010, are expected to be paid at the full target bonus level, as a result of Company performance. Even though the 2009 bonus target initially was $235 million of Adjusted EBITDA and was exceeded, management recommended and the compensation committee approved limiting the bonus payout to 100% of the target award.

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

All stock options awarded by Holdings have been awarded at or above the fair market value of our common stock at the grant date. We have not back-dated any option awards. We assessed the valuations of our common stock as of the applicable grant dates in 2009 by obtaining the assistance of an independent valuation firm to perform independent valuations of our common stock.

As a privately-owned company, there has been no market for our common stock. Accordingly, in 2009, we had no program, plan or practice pertaining to the timing of stock option grants to executive officers, coinciding with the release of material non-public information.

Effective October 1, 2009, Holdings amended its Amended and Restated 2004 Equity Incentive Plan, or the 2004 Equity Plan (as so amended), in order to: (a) increase the aggregate number of shares of common stock of Holdings available for awards under the 2004 Equity Plan from 32,000,000 to 59,599,150; (b) increase the aggregate number of shares of common stock of Holdings available for awards under the 2004 Equity Plan as Stock Options from 32,000,000 to 59,599,150; (c) increase the aggregate number of shares of common stock of Holdings available for awards under the 2004 Equity Plan as Restricted Stock from 32,000,000 to 33,169,419; and (d) decrease the maximum number of shares with respect to which Stock Options may be granted under the 2004 Equity Plan to any single participant in any 12 month period from 3,933,595 to 666,667; in each case, as more fully set forth in Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan, a copy of which is filed as an Exhibit to the Form 8-K filed by US Oncology Holdings, Inc. on October 7, 2009.

Effective January 1, 2008, Holdings canceled its 2004 Long-Term Cash Incentive Plan and all outstanding awards thereunder and adopted a new 2008 Long-Term Cash Incentive Plan, or the 2008 cash plan. The total number of units available under the 2008 cash plan for awards may not exceed 175,000. If any awards are terminated, forfeited or cancelled, units granted under such awards are available for award again under the 2008 cash plan. No participant may receive more than 175,000 units.

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

Effective October 1, 2009, the following awards were made under the 2004 Equity Plan and the 2008 Cash Plan to Holdings principal executive officer, principal financial officer, principal operating officer and other named executive officers.

Name and Principal Position(s)	Shares of Restricted Stock Awarded Under 2004 Equity Plan
Bruce D. Broussard President and Chief Executive Officer, and Chairman of the Board (as of September 1, 2009)	1,000,000
Michael A. Sicuro Executive Vice President and Chief Financial Officer	—
Glen C. Laschober Executive Vice President and Chief Operating Officer	300,000
David B. Bronsweig Executive Vice President of Human Resources	200,000
Lloyd K. Everson, M.D. Vice Chairman of the Board	200,000

The grants of restricted stock in the table above are reflected in the summary tables, as of December 31, 2009, located in this section.

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

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers. No other executive officers who would have otherwise been includable in the following table on the basis of salary and bonus earned for the year ended December 31, 2009 have been excluded by reason of their termination of employment or change in executive status during that year.

Summary Compensation Table

Name and Principal Position(s)	Fiscal Year	Salary	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan, Payable in Future Compensation (2)	All Other Compensation (3)		Total

R. Dale Ross	2009	$599,451	$—	$—	$—	$1,230,819	(4)(7)	$1,830,270
Former Chairman of the Board (through September 1, 2009) and Former Chief Executive Officer (through January 31, 2008)	2008 2007	899,176 899,176	— —	— —	899,176 764,300	174,784 108,679	(4) (4)	1,973,136 1,772,155

Bruce D. Broussard	2009	875,995	400,000	800,000	866,003	9,800		2,951,798
President and Chief Executive Officer (as of February 1, 2008)	2008 2007	884,173 600,000	2,673,750 —	— —	899,004 510,000	18,441 32,407	(4) (4)	4,475,368 1,142,407

Michael A. Sicuro	2009	400,008	—	100,000	200,004	89,941	(5)	789,953
Executive Vice President and Chief Financial Officer (as of September 2, 2008)	2008	133,336	230,000	—	66,668	3,033	(5)	433,037

Glen C. Laschober	2009	450,000	120,000	200,000	225,000	95,076	(5)	1,090,076
Executive Vice President and Chief Operating Officer (as of January 2, 2008)	2008	448,295	1,550,000	—	225,000	135,043	(5)	2,358,338

David B. Bronsweig	2009	300,000	80,000	60,000	150,000	103,027	(5)	693,027
Executive Vice President of Human Resources	2008	237,500	465,000	—	125,000	19,365	(5)	846,865

Lloyd K. Everson, M.D.	2009	382,200	80,000	200,000	191,100	9,800		863,100
Vice Chairman of the Board	2008	382,200	—	—	191,100	12,453		585,753
	2007	378,525	—	—	160,873	12,482		551,880

(1)	Includes the difference between the fair value of restricted stock issued and of the stock options cancelled as a result of amending the Company’s 2004 Equity Incentive Plan as of January 1, 2008.

(2)	Represents compensation earned under the current year incentive plan which is estimated to be paid out in the following year.

(3)	For all named executive officers, includes Company match on 401(k) contributions.

(4)

In addition to Company 401(k) match, includes the value of the personal use of the Company’s fractional interest in corporate aircraft based on the aggregate unreimbursed incremental costs of such flights to the Company for the following executive officers:

	Mr. Ross	Mr. Broussard
2009	$22,117	$—
2008	160,783	4,192
2007	94,678	19,956

(5)	Reimbursement of relocation costs.

(6)	All stock awards granted in 2008 were forfeited.

(7)	In addition to Company 401(k) match, includes $299,725 in severance payments during 2009.

Grants of Plan-Based Awards

The following table lists each grant of stock options or restricted stock during the year ended December 31, 2009 to the named executive officers. No stock appreciation rights have been granted to these individuals.

Grants of Plan-Based Awards

Name	Plan	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
				Threshold ($)	Target ($)	Maximum ($)
R. Dale Ross	2009 Bonus Plan	N/A	3/9/2009		$—	$—	—	—	$—
Bruce D. Broussard	2009 Bonus Plan	N/A	3/9/2009		866,003	866,003	—	—	—
	2004 Equity Incentive Plan	10/1/2009	9/16/2009		—	—	1,000,000	4,000,000	1.50
Michael A. Sicuro	2009 Bonus Plan	N/A	3/9/2009		200,004	300,006	—	—	—
	2004 Equity Incentive Plan	10/1/2009	9/16/2009		—	—	—	500,000	1.50
Glen C. Laschober	2009 Bonus Plan	N/A	3/9/2009		225,000	337,500	—	—	—
	2004 Equity Incentive Plan	10/1/2009	9/16/2009		—	—	300,000	1,000,000	1.50
David B. Bronsweig	2009 Bonus Plan	N/A	3/9/2009		150,000	225,000	—	—	—
	2004 Equity Incentive Plan	10/1/2009	9/16/2009		—	—	200,000	300,000	1.50
Lloyd K. Everson, M.D.	2009 Bonus Plan	N/A	3/9/2009		191,100	191,100	—	—	—
	2004 Equity Incentive Plan	10/1/2009	9/16/2009		—	—	200,000	1,000,000	1.50

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration.

Outstanding Equity Awards at Fiscal Year End Table

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	Exercisable	Unexercisable
R. Dale Ross	—	—	—	$—	—	—	$—
Bruce D. Broussard	—	—	4,000,000	1.50	10/1/2019	2,380,000	952,000
Michael A. Sicuro	—	—	500,000	1.50	10/1/2019	800,000	320,000
Glen C. Laschober	—	—	1,000,000	1.50	10/1/2019	1,100,000	440,000
David B. Bronsweig	—	—	300,000	1.50	10/1/2019	500,000	200,000
Lloyd K. Everson, M.D.	—	—	1,000,000	1.50	10/1/2019	225,000	90,000

(1)

Market value has been calculated as the price per share attributed to the common shares in the valuation performed by an independent third party of the fair value of the Company’s common stock at October 1, 2009 times the number of shares that have not vested.

Option Exercises and Restricted Stock Vested

The following table sets forth information for each of the named executive officers regarding vesting of restricted stock during 2009 and the value realized upon such vesting. During 2009, there have been no exercises of stock options by our named executive officers.

Vesting of Restricted Stock

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
R. Dale Ross	350,000	$140,000
Bruce D. Broussard	680,000	272,000
Michael A. Sicuro	—	—
Glen C. Laschober	200,000	80,000
David B. Bronsweig	—	—
Lloyd K. Everson, M.D.	125,000	50,000

(1)	Value realized on vesting has been calculated as the price per share for the latest restricted stock grant prior to each vesting date times the number of shares acquired on vesting in 2009.

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

Director Compensation

The following table sets forth a summary of the compensation we paid to our directors in 2009.

Director Compensation Table

Name	Fiscal Year	Fees Earned or Paid in Cash	Option Awards	Total
Russell L. Carson	2009	$—	$—	$—
James E. Dalton, Jr.	2009	41,500	6,400	47,900
Thomas L. Doster (1)	2009	—	—	—
Daniel S. Lynch	2009	40,250	6,400	46,650
D. Scott Mackesy	2009	—	—	—
Richard B. Mayor	2009	66,500	6,400	72,900
Mark C. Myron, M.D.	2009	34,000	6,000	40,000
Robert A. Ortenzio	2009	35,250	6,400	41,650
R. Steven Paulson, M.D.	2009	36,500	6,000	42,500
Boone Powell, Jr.	2009	37,750	6,400	44,150
Yon Y. Jorden	2009	19,500	10,400	29,900
Todd Vannucci (1)	2009	—	—	—

(1)	Effective September 2009, Mr. Vannucci replaced Mr. Doster as the Morgan Stanley designee.

Each member of the board of directors of Holdings, other than directors who are employed by us, who are employees or partners of Welsh Carson IX or who are representatives of Morgan Stanley Strategic Investments is paid $6,000 per quarter and $2,500 for each board meeting attended ($1,250 if attended by telephone). Each audit committee member also receives $2,500 for each audit committee meeting attended ($1,250 if attended by telephone). In addition, the chairman of the audit committee receives an annual fee of $20,000. Directors are also reimbursed for expenses incurred in connection with attending board meetings. Each member of the board of directors of Holdings, other than directors who are employed by us, who are employees or partners of Welsh Carson IX or who are representatives of Morgan Stanley Strategic Investments is also eligible to participate in Holdings’ Amended Director Plan. Under the Amended Director Plan, each eligible director at the October 1, 2009 effective date of the Director Stock Option Plan is automatically granted an option to purchase 5,000 shares of common stock at fair value. In addition, each such director is automatically granted an option to purchase 1,000 shares of common stock for each board committee on which such director served. Each eligible director at the effective date of the Amended Director Plan is granted 15,000 shares of restricted common stock unless such director was first elected to the Board during or after 2009, in which case such director is granted 25,000 shares of restricted common stock at the later of the effective date of the Amended Director Plan or the date of his or her election to the Board. In addition, each such director is granted 1,000 shares of restricted common stock for each board committee on which such director served. On the date of the 2010 annual meeting of stockholders and for each annual meeting of stockholders thereafter, each eligible director will be granted 10,000 shares of restricted common stock. At the first board meeting following the 2010 annual meeting of stockholders and each annual meeting of stockholders thereafter, each eligible director will be granted 1,000 shares of restricted common stock for each board committee such director served. All grants of restricted common stock are contingent upon execution of a restricted stock agreement. In each case, eligible directors do not include directors who are employed by us, who are employees or partners of Welsh Carson IX or who are representatives of Morgan Stanley Strategic Investments.

Code of Ethics

US Oncology has, for many years, maintained a Code of Ethics and Business Standards, or Code of Ethics. The Code of Ethics applies to officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K. Our Code of Ethics is a part of our comprehensive compliance program, which is designed to assist us, our employees and our affiliated practices in complying with applicable law.

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

Restricted Stock and Option Plan

We adopted a 2004 Equity Incentive Plan which became effective contemporaneously with the consummation of the August, 2004 Merger, which we refer to as the equity plan. Effective January 1, 2008, we amended the 2004 Equity Incentive Plan which eliminated the distinction between shares available for grant of stock options and for grant of restricted stock and increased the total number of shares available for grant from 27,223,966 to 32,000,000. Effective October 1, 2009, we amended the 2004 Equity Incentive Plan which increased the total number of shares available for grant from 32,000,000 to 59,599,150; increased the total number of shares available for grant as stock options from 32,000,000 to 59,599,150; increased the total number of shares of common stock available for grant as restricted stock from 32,000,000 to 33,169,419; and decreased the maximum number of shares that may be granted as stock options to any single participant in any 12 month period from 3,933,595 to 666,667.

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

As of December 31, 2007, no amounts were available for payment under the Cash Incentive Plan. Effective January 1, 2008, we cancelled the 2004 Long-Term Cash Incentive Plan and all outstanding awards under the plan and adopted a new 2008 Long-Term Cash Incentive Plan, or 2008 LTIP. Under the 2008 LTIP, management will receive five percent of the enterprise value created by annual EBITDA exceeding a certain threshold, using a stated multiple, provided that the maximum value that can be paid to management under the plan is limited to $100 million. Each year, additions to the amount available under the 2008 LTIP are calculated as 5% of the increase in enterprise value for that year. Increase in enterprise value is based upon an 8x multiple for EBITDA in excess of the greater of (i) $210 million and (ii) the highest annual EBITDA previously achieved by the Company since adoption of the 2008 LTIP. Amounts earned under the 2008 LTIP will only be paid upon the earlier of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or converted to common stock. Again, until such an event is deemed probable by us, no expense for any award is reflected in our financial statements.

Amended Director Plan

Our board of directors adopted a 2004 Director Stock Option Plan which became effective in October of 2004. Effective October 1, 2009, we amended and restated our 2004 Director Stock Option Plan in order to: (a) allow directors to be granted shares of restricted stock; (b) provide grants to directors; and (c) increase the number of shares of our common stock available for awards under the plan from 500,000 to 1,000,000; in each case, as more fully set forth in the Amended and Restated Director Stock Option and Restricted Stock Award Plan, or the director plan, a copy of which is filed as an Exhibit to the Form 8-K filed by US Oncology Holdings, Inc. on October 7, 2009.

Shares of common stock relating to expired or terminated options or restricted stock awards may again be subject to an option or award under the director plan, subject to limited restrictions, including any limitation required by the Code. The director plan provides for the grants of non-qualified stock options and restricted stock awards. The purposes of the director plan are to attract and retain qualified non-employees to serve on our board of directors and to enhance the future growth of our company by aligning such persons’ interests with ours and those of stockholders.

The compensation committee of our board of directors administers the director plan. If there is no compensation committee, our board of directors of Holdings shall administer the director plan.

Options and restricted stock awards under the director plan may only be awarded to eligible directors. Eligible directors are members of our board of directors who are not officers of our company or any subsidiary, not full-time employees of our company or any subsidiary and are not employees, partners or affiliates of Welsh, Carson, Anderson & Stowe. Upon effectiveness of the 2004 Director Stock Option Plan, each eligible director automatically received an option to purchase 5,000 shares of common stock. In addition, each such director who served on a committee of our board of directors on such effective date or who serves on the audit committee of US Oncology, automatically received an option to purchase 1,000 shares of common stock for each board committee on which such director served. Each eligible director at the effective date of the director plan received 15,000 shares of restricted common stock unless such director was first elected to the Board during or after 2009, in which case such director receives 25,000 shares of restricted common stock at the later of the effective date of the director plan or the date of his or her election to the board. In addition, each eligible director who served on a committee of our board of directors on such effective date or who serves on the audit committee of US Oncology receives 1,000 shares of restricted common stock for each board committee on which such director serves. Each eligible director serving on our board of directors on the date of our 2010 annual meeting of stockholders, and each annual meeting of stockholders thereafter, and each eligible director elected at such meeting will receive 10,000 shares of restricted common stock. At the first board meeting following the 2010 annual meeting of stockholders and each annual meeting of stockholders thereafter, each eligible director appointed at such meeting to any committee of the board of directors, or who is a member of any committee of the board of directors or the audit committee of US Oncology will receive 1,000 shares of restricted common stock for each board committee such director is appointed or served.

The director plan will terminate ten years following the effective date of the 2004 Director Stock Option Plan. Our board of directors may amend the director plan, subject to certain limitations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 1, 2010, with respect to the beneficial ownership of our capital stock by (i) our chief executive officer and each of the other named executive officers set forth below, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our outstanding capital stock. See ‘Certain Relationships and Related Transactions—Arrangements with Management—Stock Offering,” and ‘Certain Relationships and Related Transactions—Arrangements with Non-Employee Directors—Other Directors.”

Name of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
Welsh, Carson, Anderson & Stowe(2)	309,142,716	73.1%
Morgan Stanley Principal Investments(3)	57,083,716	13.5%
Bruce D. Broussard(4)	6,811,699	1.6%
Russell L. Carson(5)	5,645,505	1.3%
Lloyd K. Everson, M.D.(6)	1,490,062	*
Michael A. Sicuro(7)	1,000,000	*
Glen C. Laschober(8)	1,300,000	*
Robert A. Ortenzio(9)	952,198	*
Richard B. Mayor(10)	925,750	*
Boone Powell Jr.(11)	343,250	*
Mark C. Myron, M.D.(12)	263,000	*
James E. Dalton, Jr.(9)	183,173	*
R. Steven Paulson, M.D.(12)	180,625	*
Daniel S. Lynch(13)	40,000	*
D. Scott Mackesy(14)	68,210	*
Yon Y. Jorden(15)	26,000	*
Todd Vannucci	—	*
All directors and executive officers as a group(16)	21,500,522	5.1%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 10101 Woodloch Forest, The Woodlands, Texas 77380.

(2)

Represents (A) 255,047,963 common shares held by Welsh Carson IX over which Welsh Carson IX has sole voting and investment power, (B) 29,907 common shares held by WCAS Management Corporation, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 16,301,084 common shares held by individuals who are general partners of WCAS IX Associates LLC, the sole general partner of Welsh Carson IX and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe, and (D) an aggregate 37,763,761 common shares held by other co-investors, over which Welsh Carson IX has sole voting power. WCAS IX Associates LLC, the sole general partner of Welsh Carson IX and the individuals who serve as general partners of WCAS IX Associates LLC, including Russell L. Carson, and D. Scott Mackesy, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(3)	The principal executive offices of Morgan Stanley Principal Investments are located at 1585 Broadway – 2nd Floor, New York, New York 10036.

(4)

Includes 3,350,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Merger, 100,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in November 2005, 1,725,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into on January 1, 2008 an 1,000,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in October 2009. Of the outstanding restricted common shares noted herein, 2,035,000 shares remain unvested as of March 1, 2010.

(5)

Includes 5,645,505 common shares over which Mr. Carson has sole voting and investment power. Does not include 255,047,963 common shares owned by Welsh Carson IX or 29,907 common shares owned by WCAS Management Corporation. Mr. Carson, as a general partner of Welsh Carson IX and an officer of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX and WCAS Management Corporation. Mr. Carson disclaims beneficial ownership of such shares.

(6)

Includes 1,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Merger, 100,000 common shares which are subject to restrictions on transfer set for the in a restricted stock award agreement entered into in August 2006 and 200,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in October 2009. Of the outstanding restricted common shares noted herein, 225,000 shares remain unvested as of March 1, 2010.

(7)

Includes 1,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in September, 2008. Of the outstanding restricted common shares noted herein, 800,000 shares remain unvested as of March 1, 2010.

(8)

Includes 1,000,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in January 2008 and 300,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in October 2009. Of the outstanding restricted common shares noted herein, 900,000 shares remain unvested as of March 1, 2010.

(9)

Includes options to purchase 18,000 shares as well as 16,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in October 2009, which vested as of March 1, 2010.

(10)

Includes 349,500 shares of common stock held by a general partnership in which Mr. Mayor is sole managing partner. Includes options to purchase 18,000 shares as well as 16,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in October 2009, which vested as of March 1, 2010.

(11)

Includes 291,250 shares of common stock owned by a limited partnership in which Mr. Powell is a general partner. Includes options to purchase 18,000 shares as well as 16,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in October 2009, which remain vested as of March 1, 2010.

(12)	Includes options to purchase 15,000 which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in October 2009, all of which vested as of March 1, 2010.

(13)

Includes options to purchase 24,000 shares and 16,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in October 2009, all of which vested as of March 1, 2010.

(14)

Includes 68,211 common shares over which Mr. Mackesy has sole voting and investment power. Does not include 255,047,963 common shares owned by Welsh Carson IX or 29,907 common shares owned by WCAS Management Corporation. Mr. Mackesy, as a general partner of Welsh Carson IX and an officer of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson IX and WCAS Management Corporation. Mr. Mackesy disclaims beneficial ownership of such shares.

(15)	Includes 26,000 shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into in October 2009, which vested as of March 1, 2010.

(16)

Does not include 255,047,963 common shares owned by Welsh Carson IX, 29,907 common shares owned by WCAS Management Corporation, 57,083,716 common shares owned by Morgan Stanley Principal Investments, Inc., or 8,330,413 common shares owned by R. Dale Ross. Includes an aggregate 12,650,000 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the Merger and an aggregate 7,735,800 common shares which are subject to restrictions on transfer set forth in restricted stock agreements entered into during the period November 10, 2005 through March 1, 2010. Of the outstanding restricted common shares noted herein, 5,817,600 shares remain unvested as of March 1, 2010.

Item 13.	Certain Relationships and Related Transactions

Dr. Mark Myron, one of our directors, is a practicing physician and serves as president of KCCC. Dr. Myron was elected to serve as a director in May 2007. Dr. Myron’s medical practice has been affiliated with us under a comprehensive strategic alliance since July 1996. During 2009, KCCC paid us approximately $4.6 million excluding reimbursement for direct expenses of KCCC, pursuant to its service agreement.

Dr. Steven Paulson, one of our directors, is a practicing physician and serves as president and chairman of the board of directors of Texas Oncology. We and Texas Oncology entered into a service agreement effective November 1, 1993. During 2009, Texas Oncology paid us approximately $49.3 million excluding reimbursement for direct expenses of Texas Oncology, pursuant to its service agreement.

Dr. Burton Schwartz, one of our directors through May, 2007, is a past president and medical director of Minnesota Oncology Hematology, P.A., or Minnesota Oncology. We and Minnesota Oncology entered into a service agreement effective July 1, 1996. During 2007, Minnesota Oncology paid us approximately $9.7 million excluding reimbursement for direct expenses of Minnesota Oncology, pursuant to its service agreement. Dr. Schwartz’s term as a director expired in May, 2007.

On December 21, 2006, we consummated a private offering of 21,649,849 shares of common stock and 1,948,251 shares of Series A-1 participating preferred stock to Morgan Stanley Principal Investments for aggregate proceeds of $150.0 million. In January, 2007, proceeds from the private offering, along with cash on hand, were used to pay a $190.0 million dividend to holders of common shares and preferred stock, under their participating rights, immediately before consummation of the private offering. In connection with the investment by Morgan Stanley, we agreed, subject to certain conditions, to give preferential consideration to retaining Morgan Stanley, or its designated affiliate, in connection with future securities offerings, financings and certain other transactions, to provide financial services. Mr. Vannucci, a member of our board of directors, is a Managing Director at Morgan Stanley & Co. Incorporated. Morgan Stanley served as Joint Book Running Manager and was an initial purchaser of $191,250,000 of the Holdings Notes issued in March 2007, which notes were sold to Morgan Stanley for 97.5% of face value.

Director Independence

Our securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to Board composition. The following members of our Board are “independent directors” as such term is defined in the regulations of the Nasdaq Stock Market: Russell Carson, James E. Dalton, Jr., Yon Y. Jorden, Daniel S. Lynch, D. Scott Mackesy, Richard B. Mayor, Robert A. Ortenzio, Boone Powell, Jr. and Todd Vannucci. Each member of the Audit Committee and the Compensation Committee is also independent under the rules of the Nasdaq Stock Market that would be applicable to such committee members.

Item 14.	Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed to us for audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP to us during each of the last two years.

	2009	2008
	(in thousands)
Audit fees	$1,000	$866
Audit-related fees	281	—
Other fees	2	—
Tax fees	—	—

Total	$1,283	$866

Audit fees represent fees for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q. Audit fees include approximately $863,000 and $716,000 for services related to US Oncology, Inc. and $137,000 and $150,000 for services related to US Oncology Holdings, Inc. for the years ended December 31, 2009 and 2008, respectively.

Audit-related fees were fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Other fees were for software license fees for a technical accounting research tool.

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

Financial Statement Schedule

To the Board of Directors and Stockholders of US Oncology Holdings, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 2, 2010 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas

March 2, 2010

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Balance Sheet

(in thousands, except share information)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$222	$1
Due from affiliates	15,765	17,683
Deferred income taxes	6,134	5,376

Total current assets	22,121	23,060
Investment in subsidiary	183,057	195,415
Other assets	29,274	27,070

Total assets	$234,452	$245,545

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$160	$253
Other accrued liabilities	17,759	10,537

	17,919	10,790
Long-term indebtedness	493,954	456,751
Other long-term liabilities	29,057	35,125

Total liabilities	540,930	502,666
Preferred stock Series A, 15,000,000 shares authorized, 13,938,657 shares issued and outstanding at December 31, 2008	—	329,322
Preferred stock Series A-1, 2,000,000 shares authorized, 1,948,251 shares issued and outstanding at December 31, 2008	—	56,629
Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 422,951,505 and 148,281,420 shares issued and outstanding in 2009 and 2008, respectively	423	148
Additional paid-in capital	108,723	—
Accumulated deficit	(415,624)	(643,220)

Total stockholders’ deficit	(306,478)	(643,072)

Total liabilities and stockholders’ deficit	$234,452	$245,545

The accompanying notes are an integral part of this condensed financial statement.

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Statement of Operations

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Dividend income	$11,064	$13,004	$36,453

Total revenue	11,064	13,004	36,453
General and administrative expense	280	382	97

	280	382	97

Income from operations	10,784	12,622	36,356
Other income (expense):
Interest expense, net	(38,342)	(43,717)	(42,154)
Loss on early extinguishment of debt	—	—	(12,917)
Other income (expense)	(13,086)	(21,219)	(11,885)
Equity in subsidiary earnings, net of tax	(11,054)	(380,170)	(25,648)

Income (loss) before income taxes	(51,698)	(432,484)	(56,248)
Income tax benefit	3,694	23,274	24,894

Net income (loss)	$(48,004)	$(409,210)	$(31,354)

The accompanying notes are an integral part of this condensed financial statement.

US Oncology Holdings, Inc.

Schedule I

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(48,004)	$(409,210)	$(31,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	2,386	2,385	2,036
Equity in earnings of subsidiary, net of tax	(10)	367,166	(10,805)
Deferred income taxes	(5,349)	(12,222)	(13,079)
Loss on early extinguishment of debt, net	—	—	12,917
Loss on interest rate swap	13,086	22,372	11,885
Non-cash interest under PIK option	35,376	29,768	13,154
Changes in operating assets and liabilities:
Increase in other assets	(7,944)	(6,047)	(12,480)
(Increase) decrease in accounts payable and accrued liabilities	(338)	(7,200)	(5,811)

Net cash used in operating activities	(10,797)	(12,988)	(33,537)
Cash flows from investing activities:
Investment in subsidiary	—	(41)	(372)
Distributions received from subsidiary	11,064	13,004	225,501

Net cash provided by (used in) investing activities	11,064	12,963	225,129
Cash flows from financing activities:
Transaction costs related to equity conversion	(46)	—	—
Proceeds from exercise of stock options	—	25	521
Proceeds from Senior Floating Rate Notes	—	—	413,232
Repayment of Senior Subordinated Notes	—	—	(256,766)
Payment of dividends on preferred stock	—	—	(25,000)
Payment of dividends on common stock	—	—	(323,580)

Net cash provided by (used in) financing activities	(46)	25	(191,593)
Increase (decrease) in cash and cash equivalents	221	—	(1)
Cash and cash equivalents:
Beginning of period	1	1	2

End of period	$222	$1	$1

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

NOTE 2 – OTHER ASSETS

US Oncology, Inc. and subsidiaries are included in the consolidated tax return of its parent, US Oncology Holdings, and accounts for income taxes based on the “separate return” method. This method provides that current and deferred taxes are accounted for as if US Oncology were a separate taxpayer. Other assets include amounts related to differences between the tax provision of US Oncology Holdings, Inc. and US Oncology, Inc. due to incremental operating and interest expenses incurred by Holdings. From time to time, Holdings may contribute tax benefits associated with these items to US Oncology.

In addition, other assets include unamortized debt issuance costs associated with the separate indebtedness of Holdings.

NOTE 3 – INDEBTEDNESS

Holdings Senior Floating Rate PIK Toggle Notes

During the year ended December 31, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes (“Notes” or “Holdings Notes”), due March 15, 2012. These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Notes entirely in cash, by increasing the principal amount of the Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Notes. Cash interest accrues on the Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable spread of 4.50% was increased by 0.50% on March 15, 2009 and will increase by another 0.50% on March 15, 2010. During the years ended December 31, 2009, 2008, and 2007, the Company elected to PIK interest on the Holdings Notes and total interest expense was $38.3 million, $43.7 million, and $42.2 million respectively, which includes cash or PIK interest, as well as interest related to future spread increases and the amortization of debt issuance costs.

Holdings may redeem all or any of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

Redemption period	Price
On or after September 15, 2009 and prior to September 15, 2010	101.0%
On or after September 15, 2010	100.0%

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of December 31, 2009, US Oncology has the ability to make approximately $26.5 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) 50 percent of the net losses of US Oncology, excluding certain non-cash charges such as the $380.0 million goodwill impairment during the year ended December 31, 2008 and the $26.0 million loss on early extinguishment of debt during the year ended December 31, 2009. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012 (see Note 3 – Fair Value Measurements). Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be a net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. Based on projected LIBOR interest rates as of December 31, 2009, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through December 31, 2010. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty is reduced by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. The indenture required that the initial interest payment of $21.2 million due September 15, 2007 be made in cash, which was provided by US Oncology, Inc. in the form of a dividend paid to Holdings. During the years ended December 31, 2009 and 2008, the outstanding principal amounts of the notes were increased by $37.2 million and $31.8 million, respectively, under elections to pay PIK interest. Also, during the years ended December 31, 2009 and 2008, US Oncology paid dividends to Holdings in the amount of $11.1 million and $13.0 million, respectively, to finance interest payments settled in cash, obligations under the interest rate swap and Holdings’ general corporate expenses.

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

Scheduled maturities of indebtedness for the next five years are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter
Principal repayments due	—	—	493,954	—	—	—

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

In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. The swap agreement was initially designated as a cash flow hedge against the variability of cash future interest payments on the Notes. Due to the uncertainty regarding the impact of reduced Medicare coverage for ESA’s, the Company elected to pay interest in kind on the Notes for the semiannual period ending March 15, 2008. Based on its financial projections, which include the adverse impact of reduced ESA coverage, and due to limitations on the amount of restricted payments that will be available to service the Notes, the Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable. As a result of these circumstances, the Company discontinued cash flow hedge accounting for this interest rate swap effective September 30, 2007. Subsequent to discontinuation of hedge accounting, the Company recognized all unrealized gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. As a result of discontinuing cash flow hedge accounting for this instrument, Holdings recognized an unrealized loss of $13.1 million, $19.9 million and $11.9 million related to the interest rate swap as Other Expense in its Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007, respectively.

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

3. Exhibit Index

Exhibit No.	Description
3.1[14]	Third Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2[2]	Bylaws of US Oncology Holdings, Inc.

4.1[2]	Indenture, dated as of March 13, 2007, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.2[2]	Form of Senior Floating Rate PIK Toggle Note due 2012 (included in Exhibit 4.1)

4.3[3]	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.4[4]	Form of 9 5/8% Senior Subordinated Note due 2012 (included in Exhibit 4.4)

4.5[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.6[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.7[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.8[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.9[4]	Form of 10 3/4% Senior Subordinated Note due 2014 (included in Exhibit 4.11)

4.10[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.11[4]	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

4.12[1]	Amended and Restated Stockholders Agreement, dated as of December 21, 2006

4.13[1]	Amended and Restated Registration Rights Agreement, dated as of December 21, 2006

4.14[12]	Form of 9.125% Senior Secured Notes due 2017

4.15[12]	Indenture dated June 18, 2009 between the Company, the Subsidiary Guarantors named therein and Wilmington Trust FSB, as trustee

4.16[12]	Registration Rights Agreement dated June 4, 2009 between the Company, the subsidiary guarantors named therein and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers

10.1[11]	Form of Executive Employment Agreement, dated as of November 1, 2008, among US Oncology Holdings, Inc., US Oncology, Inc. and each of its executive officers.

10.2[4]	Form of Restricted Stock Agreement

10.3[4]	Form of Unit Grant

10.4[4]	US Oncology Holdings, Inc. Amended and Restated 2004 Equity Incentive Plan

10.5[4]	US Oncology Holdings, Inc. 2008 Long-Term Cash Incentive Plan

10.6[13]	Credit Agreement, dated as of August 26, 2009, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A., as Syndication Agents, and JPMorgan Chase Bank, N.A. as Documentation Agent.

10.7[13]	Guarantee and Collateral Agreement, dated as of August 26, 2009, among US Oncology Holdings, Inc., US Oncology, Inc., the subsidiaries of US Oncology, Inc. identified therein, and Deutsche Bank Trust Company Americas, as Collateral Agent.

10.8[14]	US Oncology Holdings, Inc. Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan

10.9[14]	US Oncology Holdings, Inc. Amended and Restated Director Stock Option and Restricted Stock Award Plan

14[8]	Code of Ethics

21†	Subsidiaries of the registrant

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Chief Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Chief Financial Officer

[1]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on December 27, 2006, and incorporated herein by reference.

[2]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.

[3]	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference.

[4]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on January 7, 2008.

[5]	Filed as Exhibit 10.1 to the 8-K filed by US Oncology, Inc. on March 29, 2005, and incorporated herein by reference.

[6]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on November 21, 2005, and incorporated herein by reference.

[7]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on July 13, 2006, and incorporated herein by reference.

[8]	Filed as Exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

[9]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.

[10]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on December 4, 2007, and incorporated herein by reference.

[11]	Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

[12]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on June 18, 2009, and incorporated herein by reference.

[13]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on August 28, 2009, and incorporated herein by reference.

[14]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on October 7, 2009, and incorporated herein by reference.

†	Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of March, 2010.

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

/s/ BRUCE D. BROUSSARD Bruce D. Broussard	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2010

/s/ MICHAEL A. SICURO Michael A. Sicuro	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2010

/s/ KEVIN F. KRENZKE Kevin F. Krenzke	Vice President–Finance and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2010

/s/ RUSSELL L. CARSON Russell L. Carson	Director	March 2, 2010

/s/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Director	March 2, 2010

/s/ LLOYD K. EVERSON, M.D. Lloyd K. Everson, M.D.	Director	March 2, 2010

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

/s/ YON Y. JORDEN Yon Y. Jorden	Director	March 2, 2010

/s/ DANIEL S. LYNCH Daniel S. Lynch	Director	March 2, 2010

/s/ D. SCOTT MACKESY D. Scott Mackesy	Director	March 2, 2010

/s/ RICHARD B. MAYOR Richard B. Mayor	Director	March 2, 2010

/s/ MARK C. MYRON, M.D. Mark C. Myron, M.D.	Director	March 2, 2010

/s/ ROBERT A. ORTENZIO Robert A. Ortenzio	Director	March 2, 2010

/s/ R. STEVEN PAULSON, M.D. R. Steven Paulson, M.D.	Director	March 2, 2010

/s/ BOONE POWELL, JR. Boone Powell, Jr.	Director	March 2, 2010

/s/ TODD VANNUCCI Todd Vannucci	Director	March 2, 2010