Form 10-Q
period 2010-03-31
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2010-05-07
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file numbers: 333-144492 and 0-26190

US Oncology Holdings, Inc.

US Oncology, Inc.

(Exact name of registrants as specified in their charter)

Delaware	90-0222104
Delaware	84-1213501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10101 Woodloch Forest, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 863-1000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2010, 422,968,506 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$141,213	$161,811	$141,088	$161,589
Accounts receivable	372,982	349,659	372,982	349,659
Other receivables	37,946	30,928	37,946	30,928
Prepaid expenses and other current assets	25,580	20,818	25,535	20,818
Inventories	120,051	152,642	120,051	152,642
Deferred income taxes	12,136	12,136	6,002	6,002
Due from affiliates	43,528	48,052	26,133	30,699

Total current assets	753,436	776,046	729,737	752,337
Property and equipment, net	397,118	404,928	397,118	404,928
Service agreements, net	247,784	251,397	247,784	251,397
Goodwill	378,917	377,270	378,917	377,270
Other assets	78,416	78,586	73,694	73,259

Total assets	$1,855,671	$1,888,227	$1,827,250	$1,859,191

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term indebtedness	$11,427	$10,579	$11,427	$10,579
Accounts payable	284,680	279,948	284,500	279,788
Due to affiliates	113,460	110,888	113,460	110,888
Accrued compensation cost	53,553	50,775	53,553	50,775
Accrued interest payable	13,993	40,373	13,993	40,373
Income taxes payable	5,663	4,702	3,474	3,114
Other accrued liabilities	49,586	51,450	31,963	33,691

Total current liabilities	532,362	548,715	512,370	529,208

Deferred revenue	3,828	4,636	3,828	4,636
Deferred income taxes	12,747	12,711	36,627	36,658
Long-term indebtedness	1,577,317	1,568,242	1,067,630	1,074,288
Other long-term liabilities	34,566	44,796	17,240	15,739

Total liabilities	2,160,820	2,179,100	1,637,695	1,660,529

Commitments and contingencies (Note 10)

Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 422,943,505 and 422,951,505 shares issued and outstanding in 2010 and 2009, respectively	423	423	—	—
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—	1	1
Additional paid-in capital	109,386	108,723	543,460	551,986
Accumulated deficit	(430,116)	(415,624)	(369,064)	(368,930)

Total Company stockholders’ (deficit) equity	(320,307)	(306,478)	174,397	183,057
Noncontrolling interests	15,158	15,605	15,158	15,605

Total stockholders’ (deficit) equity	(305,149)	(290,873)	189,555	198,662

Total liabilities and stockholders’ (deficit) equity	$1,855,671	$1,888,227	$1,827,250	$1,859,191

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Product revenue	$589,047	$563,080	$589,047	$563,080
Service revenue	291,415	279,481	291,415	279,481

Total revenue	880,462	842,561	880,462	842,561

Cost of products	581,787	551,585	581,787	551,585

Cost of services:
Operating compensation and benefits	141,879	137,640	141,879	137,640
Other operating costs	82,680	80,696	82,680	80,696
Depreciation and amortization	17,488	17,565	17,488	17,565

Total cost of services	242,047	235,901	242,047	235,901

Total cost of products and services	823,834	787,486	823,834	787,486
General and administrative expense	19,720	18,171	19,634	18,131
Impairment and restructuring charges	812	1,409	812	1,409
Depreciation and amortization	8,266	7,533	8,266	7,533

	852,632	814,599	852,546	814,559

Income from operations	27,830	27,962	27,916	28,002

Other expense:
Interest expense, net	(35,904)	(33,009)	(27,445)	(22,622)
Loss on interest rate swap	(5,144)	(763)	—	—
Other income, net	230	—	230	—

Income (loss) before income taxes	(12,988)	(5,810)	701	5,380
Income tax benefit (provision)	(574)	1,111	95	(3,604)

Net income (loss)	(13,562)	(4,699)	796	1,776
Less: Net income attributable to noncontrolling interests	(930)	(759)	(930)	(759)

Net income (loss) attributable to the Company	$(14,492)	$(5,458)	$(134)	$1,017

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands)

	US Oncology Holdings, Inc. Shareholders
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total

Balance at December 31, 2009	422,951	$423	$108,723	$(415,624)	$15,605	$(290,873)

Share-based compensation	—	—	646	—	—	646
Exercise of options to purchase common stock	12	—	17	—	—	17
Restricted stock award issuances	100	—	—	—	—	—
Forfeiture of restricted stock awards	(120)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(1,377)	(1,377)
Net income (loss)	—	—	—	(14,492)	930	(13,562)

Balance at March 31, 2010	422,943	$423	$109,386	$(430,116)	$15,158	$(305,149)

US ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(unaudited, in thousands, except share information)

	US Oncology, Inc. Shareholder
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total

Balance at December 31, 2009	100	$1	$551,986	$(368,930)	$15,605	$198,662

Share-based compensation	—	—	646	—	—	646
Dividend paid	—	—	(9,172)	—	—	(9,172)
Distributions to noncontrolling interests	—	—	—	—	(1,377)	(1,377)
Net income (loss)	—	—	—	(134)	930	796

Balance at March 31, 2010	100	$1	$543,460	$(369,064)	$15,158	$189,555

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$(13,562)	$(4,699)	$796	$1,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	27,923	27,468	27,320	26,871
Impairment and restructuring charges	812	1,409	812	1,409
Deferred income taxes	36	(2,502)	(31)	5,380
Non-cash compensation expense	646	569	646	569
Gain on sale of assets	(655)	—	(655)	—
Equity in earnings of joint ventures	(158)	(609)	(158)	(609)
Loss on interest rate swap	5,144	763	—	—
Non-cash interest under PIK election	7,908	9,313	—	—
(Increase) Decrease in:
Accounts and other receivables	(30,720)	(7,049)	(30,720)	(7,049)
Prepaid expenses and other current assets	(4,038)	(2,977)	(3,993)	(2,977)
Inventories	32,591	20,674	32,591	20,674
Other assets	—	19	—	19
Increase (Decrease) in:
Accounts payable	5,584	15,705	5,564	15,804
Due from/to affiliates	7,118	(5,896)	7,160	(6,033)
Income taxes receivable/payable	961	1,429	360	(1,737)
Other accrued liabilities	(34,894)	(26,654)	(25,710)	(23,070)

Net cash provided by operating activities	4,696	26,963	13,982	31,027

Cash flows from investing activities:
Acquisition of property and equipment	(12,855)	(16,047)	(12,855)	(16,047)
Net payments in affiliation transactions	(1,514)	—	(1,514)	—
Investment in joint venture	(82)	—	(82)	—
Net payments for acquisition of business	(4,367)	—	(4,367)	—
Distributions from unconsolidated subsidiaries	1,159	705	1,159	705

Net cash used in investing activities	(17,659)	(15,342)	(17,659)	(15,342)

Cash flows from financing activities:
Repayment of other indebtedness	(6,173)	(6,448)	(6,173)	(6,448)
Debt financing costs	(102)	—	(102)	—
Net distributions to parent	—	—	(9,172)	(4,064)
Distributions to noncontrolling interests	(1,377)	(806)	(1,377)	(806)
Proceeds from exercise of stock options	17	—	—	—

Net cash used in financing activities	(7,635)	(7,254)	(16,824)	(11,318)

Increase (Decrease) in cash and cash equivalents	(20,598)	4,367	(20,501)	4,367
Cash and cash equivalents:
Beginning of period	161,811	104,477	161,589	104,476

End of period	$141,213	$108,844	$141,088	$108,843

Interest paid	$52,140	$36,653	$52,129	$36,641
Income taxes refunded	(420)	(53)	(420)	(53)
Non-cash investing and financing transactions:
Notes issued for interest paid-in-kind	15,733	18,865	—	—

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

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

The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries which provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in cancer-related clinical research studies. US Oncology is affiliated with 1,338 physicians operating in 505 locations, including 101 radiation oncology facilities in 38 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature, except for the adoption of the accounting standards discussed in Note 11, and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2010.

NOTE 2 – Revenues

The Company derives revenues primarily from (i) comprehensive management fees earned under our comprehensive strategic alliances model whereas we act as exclusive manager and administrator of affiliated practices; (ii) targeted physician services fees earned for specific practice management services performed; (iii) fees paid by pharmaceutical companies for services as a group purchasing organization, informational data services and other manufacturer services and (iv) clinical research services performed under agreements with pharmaceutical manufacturers and other trial sponsors.

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended March 31, 2010 and 2009, the affiliated practices under comprehensive service agreements derived 40.3% and 39.4%, respectively, of their net patient revenue from services provided under the Medicare program (of which 7.0% and 6.4%, respectively, relate to Medicare managed care) and 4.0% and 3.5%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in both periods. One additional payer, depending on the quarter, may represent more or less than 10% of the aggregate net revenues of affiliated practices under comprehensive service agreements. During the three months ended March 31, 2010 and 2009, that payer represented 9.7% and 10.1%, respectively, of such affiliated practices’ aggregate net revenues. Changes in the payer reimbursement rates, or in an affiliated practices’ payer mix could materially and adversely affect the Company’s revenues.

Erythropoiesis-stimulating agents (“ESAs”) are drugs used for the treatment of anemia, a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive for their cancer. ESAs have historically been used by oncologists to treat anemia caused by chemotherapy, as well as anemia in cancer patients who are not currently receiving chemotherapy. ESAs are administered to increase levels of healthy red blood cells as an alternative to blood transfusions.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

On July 30, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a NCD establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with us. In addition, the ODAC met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings, on July 30, 2008, the FDA published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement (rather than prescribing) for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers.

The FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy (“REMS”), for ESAs. A proposed Risk Evaluation and Mitigation Strategy (“REMS”) for ESAs was filed by ESA manufacturers with the FDA in August, 2008 and became effective on March 24, 2010. The REMS is focused on ESA prescribing guidelines and includes additional patient consent/education requirements, medical guides and physician registration requirements. The REMS also outlines additional procedural steps that will be necessary for qualified physicians to order and prescribe ESAs for their patients.

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, particularly on its medical oncology services and pharmaceutical services segments. Operating income attributable to ESAs administered by our network of affiliated physicians was $4.3 million and $5.6 million during the three months ended March 31, 2010 and 2009, respectively. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the targeted physician services model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under both of these arrangements. The impact of the REMS is not yet known as prescribing patterns are changing now that the REMS is in effect.

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

On October 30, 2009, CMS announced final changes to policies and payment rates for services to be furnished during 2010 by physicians and nonphysician practitioners who are paid under the Medicare physician fee schedule. Under the statutory formula, the conversion factor for 2010 was estimated to decrease by 21.3% unless Congress again enacted superseding legislation. In addition, CMS projected that changes to policies and payment rates for 2010 would result in a 1% decrease (6% decrease in 2013 under 4-year phase-in) in overall payments to the specialty of hematology/oncology and a 1% decrease (5% decrease in 2013) in overall payments to the specialty of radiation oncology. To date, there have been three extensions approved by Congress and signed by President Obama delaying the 21.3% payment reduction. The most recent, approved by Congress and signed by the president on April 15, 2010, is the Continuing Extension Act of 2010 (H.R. 4851) which delays the payment reduction until May 31, 2010. The most recent extension was retroactive to April 1, 2010.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for 25.0% and 25.1% of revenue for the three month periods ended March 31, 2010, and 2009, respectively. Set forth below is selected, unaudited financial information for Texas Oncology (in thousands):

	Three Months Ended March 31,
	2010	2009

Revenue of Texas Oncology, P.A.	$220,128	$211,503
Less: Reimbursement of expenses	207,447	201,270

Earnings component of management fee	$12,681	$10,233

NOTE 3 – Fair Value Measurements

Under the provisions of ASC820 “Fair Value Measurements and Disclosures” (Fair Value Measurements and Disclosure Topics) assets and liabilities measured at fair value are to be categorized into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants. The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs.

Liabilities consist of the Company’s interest rate swap only, which is valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, are classified as Level 2. Under the interest rate swap, the Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final interest settlement date on March 15, 2012. The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, which results in a net liability position, as well as the counterparty’s credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes (exchange notes registered with the SEC in 2007), an instrument with a similar credit profile and term as the interest rate swap, and the like term treasury spread (as an estimate of a risk free rate). An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the interest rate swap by $6.4 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. As of March 31, 2010, $84.7 million of the Company’s indebtedness remains exposed to changes in variable interest rates. As such, movements that favorably impact the fair market value of the interest rate swap will increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$—	$—	$—	$—

Liabilities
Other accrued liabilities	17,563	—	17,563	—
Other long-term liabilities	11,356	—	11,356	—

Total	$28,919	$—	$28,919	$—

Non-designated Derivative Instrument

The Company’s interest rate swap agreement described above was initially designated as a cash flow hedge against the variability of cash future interest payments on the Holdings Notes (see Note 6 – Indebtedness). The Company no longer believes that payment of cash interest on the entire principal of the outstanding Notes remains probable and has discontinued cash flow hedge accounting for the interest rate swap. Subsequent to discontinuation of hedge accounting, the Company has recognized all unrealized losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. Holdings recognized unrealized losses during the three months ended March 31, 2010 and 2009 as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Other income (expense), net	$(5,144)	$(763)

Although cash flow hedge accounting is no longer applied to the interest rate swap, the Company believes the swap, economically, remains a hedge against the variability in a portion of interest accruing on the Holdings Notes.

NOTE 4 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships, trademarks and goodwill during the three months ended March 31, 2010 consisted of the following (in thousands):

	Service Agreements, net	Customer Relationships, net	Trademarks	Goodwill	Accumulated Impairment Loss	Goodwill, net
Balance at December 31, 2009	$251,397	$3,244	$—	$757,270	$(380,000)	$377,270
Additions	1,514	2,180	510	1,647	—	1,647
Amortization expense and other	(5,127)	(160)	—	—	—	—

Balance at March 31, 2010	$247,784	$5,264	$510	$758,917	$(380,000)	$378,917

Average of straight-line based amortization period remaining in years as of March 31, 2010	12	7	n/a	n/a

Customer relationships, net, are classified as other assets in the accompanying Condensed Consolidated Balance Sheet. Accumulated amortization relating to service agreements was $78.4 million and $73.4 million at March 31, 2010 and December 31, 2009, respectively. The amortization expense of amortizable intangible assets for the three months ended March 31, 2010 was $5.0 million, and the estimated amortization expense for the five succeeding years approximates $20 million per year.

During the three months ended March 31, 2010, the Company recorded additions to certain intangible assets related to the acquisition of CURE Media Group for cash consideration of $4.4 million. Additions to customer relationships of $2.2 million, trademarks of $0.5 million and goodwill of $1.6 million, as noted in the table above, all relate to this acquisition. Goodwill related to our acquisition of the CURE Media Group is included in the pharmaceutical services segment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The carrying value of goodwill and the carrying value of service agreements are subject to impairment tests under generally accepted accounting principles. There were no impairments of goodwill identified during the three months ended March 31, 2010. However, future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges.

NOTE 5 – Impairment and Restructuring Charges

Impairment and restructuring charges recognized during the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Severance costs	$720	$1,242
Service agreements, net	—	150
Other, net	92	17

Total	$812	$1,409

During the three months ended March 31, 2010, the Company recorded $0.7 million of severance charges for involuntary terminations. These charges will be paid through the first quarter of 2011.

During the three months ended March 31, 2009, the Company recorded $1.2 million of severance charges related to certain corporate personnel in connection with efforts to further reduce costs. In addition, an unamortized service agreement intangible was impaired for $0.2 million related to a practice which converted from a comprehensive services model to a targeted physician services relationship.

NOTE 6 – Indebtedness

As of March 31, 2010 and December 31, 2009, long-term indebtedness consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

US Oncology, Inc.
9.125% Senior Secured Notes, due 2017	$760,043	$759,680
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	20,271	25,945
Mortgage, capital lease obligations and other	20,743	21,242

	1,079,057	1,084,867
Less current maturities	(11,427)	(10,579)

	1,067,630	1,074,288

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	509,687	493,954

	$1,577,317	$1,568,242

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of March 31, 2010, are as follows (in thousands):

	Twelve months ending March 31,
	2011	2012	2013	2014	2015	Thereafter
US Oncology payments due	$11,427	$8,295	$8,371	$2,063	$281,316	$782,542
Holdings payments due	—	509,687	—	—	—	—

	$11,427	$517,982	$8,371	$2,063	$281,316	$782,542

Financial Covenants

At March 31, 2010, we were in compliance with the financial covenants of our indebtedness. The senior secured revolving credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio test, which becomes more restrictive over time. At March 31, 2010, the terms of the senior secured revolving credit facility required that we maintain a maximum leverage ratio of 7.00:1. As of March 31, 2010, the maximum leverage ratio, as calculated under the terms of the senior secured revolving credit facility, was 4.66:1. The ratio becomes more restrictive (generally semiannually beginning in 2011) and, at maturity in 2012, the maximum leverage ratio may not be more than 6.00:1. Our ability to access the senior secured revolving credit facility may be limited if we are not able to maintain compliance with these covenants through the facility’s maturity in August 2012.

Senior Secured Revolving Credit Facility

On August 26, 2009, the Company entered into a $120.0 million Senior Secured Revolving Credit Facility, including a letter of credit sub-facility and a swingline loan sub-facility, which matures on August 31, 2012. The Senior Secured Revolving Credit Facility is guaranteed on a senior secured basis by the wholly-owned domestic subsidiaries and is secured on a first lien priority basis (subject to certain exceptions and permitted liens) by substantially all the tangible and intangible assets and properties of the Company and such guarantors. At March 31, 2010, availability had been reduced by outstanding letters of credit amounting to $30.4 million and $89.6 million was available for borrowing. At March 31, 2010, no amounts had been borrowed under the Senior Secured Revolving Credit Facility.

Senior Floating Rate PIK Toggle Notes

On March 15, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due March 15, 2012 (the “Holdings Notes”). These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Holdings Notes entirely in cash, by increasing the principal amount of the Holdings Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Holdings Notes. Cash interest accrues on the Holdings Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Holdings Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether interest will be paid in cash or in kind prior to the start of the applicable interest period. The applicable spread is 5.50% and reflects an increase of 0.50% on March 15, 2010. The impact of scheduled spread increases is recognized as interest expense on a straight line basis to reflect a constant spread over the term of the Holdings Notes. During the three months ended March 31, 2010 and 2009, the Company elected to PIK interest on the Holdings Notes and total interest expense was $8.5 million and $10.4 million, respectively, which includes cash or PIK interest, as well as interest related to spread increases and the amortization of debt issuance costs.

Holdings may redeem all or any of the Holdings Notes at 101% of the redemption prices if redeemed prior to September 15, 2010 and at 100% of the redemption prices if redeemed on or after September 15, 2010.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of March 31, 2010, US Oncology has the ability to make approximately $17.4 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology, excluding certain non-cash charges such as the $25.1 million loss on early extinguishment of debt in 2009. Delaware law also requires that US Oncology be solvent both at

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. In connection with issuing the Holdings Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012 (see Note 3). Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. Based on projected LIBOR interest rates as of March 31, 2010, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2010. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. We expect to issue $17.1 million in notes to settle the interest due in September, 2010. In addition, we are required to pay $9.9 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2010. During the three months ended March 31, 2010, US Oncology paid dividends in the amount of $9.2 million to Holdings to finance obligations related to the Holdings Notes and interest rate swap.

Holdings issued the Holdings Notes pursuant to an Indenture dated March 13, 2007 between Holdings and a Trustee. Among other provisions, the Indenture contains certain covenants that limit the ability of Holdings and certain restricted subsidiaries, including US Oncology, to incur additional debt, pay dividends on, redeem or repurchase capital stock, issue capital stock of restricted subsidiaries, make certain investments, enter into certain types of transactions with affiliates, engage in unrelated businesses, create liens securing the debt of Holdings and sell certain assets or merge with or into other companies.

The fair value of the Company’s long term indebtedness is estimated based on quoted market prices or prices quoted from third party financial institutions. The carrying amount and fair value of the indebtedness, including the current portion, are as follows:

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.125% Senior Secured Notes, due 2017 (a)	$775,000	$811,813	$775,000	$804,063
10.75% Senior Subordinated Notes, due 2014	275,000	286,358	275,000	287,375
Holdings Senior Floating Rate PIK Toggle Notes, due 2012	509,687	482,928	493,954	456,907

(a)	Does not include $15.0 million unamortized original issue discount balance.

NOTE 7 – Stock-Based Compensation

The Company has two stock-based compensation plans as well as a long-term cash incentive plan. The following disclosures relate to stock incentive plans involving shares of or options to purchase Holdings common stock. Activity related to Holdings’ stock-based compensation is also included in the financial statements of US Oncology, as the participants in such plans are employees of US Oncology.

Compensation expense is recognized in the Company’s financial statements over the requisite service period, net of estimated forfeitures, and based on the fair value as of the grant date.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

US Oncology Holdings, Inc. Amended and Restated 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004 and twice amended effective January 1, 2008 and October 1, 2009. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Based on the individual vesting criteria for each award, the Company recorded compensation expense of approximately $0.6 million during each of the three month periods ended March 31, 2010 and 2009, related to restricted stock and stock option awards made under the Equity Incentive Plan. At March 31, 2010, 1,377,219 shares of either restricted stock or stock options and 12,397,681 shares of stock options were available for future awards.

The Company granted awards of 100,000 restricted shares with an aggregate fair value at the time of grant of less than $0.1 million during the three months ended March 31, 2010 and 250,000 restricted shares with an aggregate fair value at the time of grant of approximately $0.1 million during the three months ended March 31, 2009. Restricted shares vest over a three to five year period from the date of grant. During the three months ended March 31, 2010 there were no restricted shares forfeited by holders, and during the three months ended March 31, 2009, 211,500 restricted shares were forfeited by holders.

The following summarizes activity for restricted shares awarded under the Equity Incentive Plan for the three months ended March 31, 2010:

Restricted Shares

Restricted shares outstanding, December 31, 2009	10,869,851
Granted	100,000
Vested	(2,144,697)

Restricted shares outstanding, March 31, 2010	8,825,154

The following summarizes activity for options awarded under the Equity Incentive Plan for the three months ended March 31, 2010:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, December 31, 2009	13,319,050	$1.50
Exercised	(12,000)	1.43
Forfeited	(12,000)	0.89

Balance, March 31, 2010	13,295,050	1.50	9.4

Options exercisable, March 31, 2010	362,350	1.41	5.3

At March 31, 2010, 13,295,050 options to purchase Holdings common stock were outstanding. During the three months ended March 31, 2010 and 2009, there were no options granted to purchase common shares. Compensation expense related to options granted has been recorded based on the fair value as of the grant date and vesting provisions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Through March 31, 2010, options to purchase 209,000 shares of common stock, net of forfeitures, have been granted to directors under the Amended Director Plan with exercise prices ranging from $0.23 to $2.72. At March 31, 2010, 126,000 options to purchase Holdings common stock were outstanding. The options vest six months after the date of grant. During the three months ended March 31, 2010, there were no exercises of options issued under the Amended Director Plan. Through March 31, 2010, 136,000 shares of restricted common stock have been granted to directors under the Amended Director Plan. At March 31, 2010, 136,000 shares of restricted common stock were outstanding. At March 31, 2010, 655,000 shares were available for future awards under the Amended Director Plan.

NOTE 8 – Income Taxes

The effective tax rate for the three months ended March 31, 2010 and 2009 was as follows (dollars in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009

Income (loss) before income taxes	$(12,988)	$(5,810)	$701	$5,380

Less: Income before income taxes attributable to noncontrolling interests	(930)	(759)	(930)	(759)

Income (loss) before income taxes attributable to the Company	$(13,918)	$(6,569)	$(229)	$4,621

Income tax benefit (provision) attributable to the Company	$(574)	$1,111	$95	$(3,604)

Effective tax rate attributable to the Company	(4.1)%	16.9%	41.5%	78.0%

The difference between the effective tax rate for Holdings and US Oncology relates to the incremental expenses associated with Holdings’ separate capitalization and general and administrative expenses incurred by Holdings. These differences increase Holdings’ taxable loss and, consequently, alter the impact of non-deductible costs and certain state income taxes assessed on a different basis than federal income taxes on its effective tax rate.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The difference between our effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows (dollars in thousands):

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Three Months Ended March 31,				Three Months Ended March 31,
	2010		2009		2010		2009

U.S. statutory income tax rate	$4,871	35.0%	$2,299	35.0%	$80	35.0%	$(1,617)	35.0%
Non-deductible expenses	(237)	(1.7)	(254)	(3.9)	(237)	(103.8)	(254)	5.5
State income taxes, net of federal benefit (1)	68	0.5	(482)	(7.4)	(349)	(152.9)	(565)	12.2
Reserve for uncertain tax positions	—	—	(600)	(9.1)	—	—	(600)	13.1
Valuation allowance	(5,276)	(37.9)	—	—	—	—	—	—
Other (2)	—	—	148	2.3	601	263.2	(568)	12.2

Effective tax benefit (provision) (3)	$(574)	(4.1)%	$1,111	16.9%	$95	41.5%	$(3,604)	78.0%

(1)

The Texas state margin tax became effective January 1, 2007. Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted to compute federal income tax of an entity may not be considered in assessing an obligation for margin tax.

(2)

For the three months ended March 31, 2010, an adjustment was made in the interim financial statements to increase the income tax benefit for US Oncology, Inc. to the effective tax rate on the estimated results for the year ended December 31, 2010.

(3)

For the three months ended March 31, 2010, the annual effective tax rate for US Oncology Holdings, Inc. for the year ended December 31, 2010 could not be reasonably estimated because the Company expects its pretax income for the year to be near breakeven. As a result, in the interim financial statements, taxes were provided for based on the actual results for the three months ended March 31, 2010 rather than an estimated effective tax rate for the fiscal year.

At March 31, 2010, the Company had a gross federal net operating loss carryforward benefit of approximately $127.6 million that will begin to expire in 2027. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is not more likely than not that Holdings will realize all of the benefits of its deferred tax assets and accordingly has recorded a valuation allowance of $21.7 million against it federal deferred tax assets as of March 31, 2010.

As of March 31, 2010, the Company had an accrual for uncertain tax positions of $2.7 million which is generally expected to settle within the next twelve months.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The tables below present segment results for the three months ended March 31, 2010 and 2009 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended March 31, 2010
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.
Product revenues	$435,570	$—	$602,960	$—	$—	$(449,483)	$589,047
Service revenues	159,563	98,274	15,259	18,319	—	—	291,415

Total revenues	595,133	98,274	618,219	18,319	—	(449,483)	880,462
Operating expenses	(577,118)	(64,748)	(595,712)	(18,250)	(19,635)	449,483	(825,980)
Impairment and restructuring charges	(92)	—	—	—	(720)	—	(812)
Depreciation and amortization	—	(9,815)	(591)	(59)	(15,289)	—	(25,754)

Income (loss) from operations	$17,923	$23,711	$21,916	$10	$(35,644)	$—	$27,916

US Oncology Holdings, Inc.
Operating expenses	$—	$—	$—	$—	$(86)	$—	$(86)

Income (loss) from operations	$17,923	$23,711	$21,916	$10	$(35,730)	$—	$27,830

Goodwill	$28,913	$191,424	$158,580	$—	$—	$—	$378,917

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of March 31, 2010, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending March 31,
	2011	2012	2013	2014	2015	Thereafter
Payments due	$85,644	$78,903	$71,011	$62,297	$53,056	$277,771

Summary

The Company believes the allegations in suits against it are customary for the size and scope of the Company’s operations. However, adverse judgments, individually or in the aggregate, could have a material adverse effect on the Company.

Assessing the Company’s financial and operational exposure on litigation matters requires the application of substantial subjective judgments and estimates based upon facts and circumstances, resulting in estimates that could change as more information becomes available. Following is a summary of litigation matters of which the Company is aware.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

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

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At March 31, 2010, the total receivable owed to the Company of $22.4 million is reflected on its balance sheet as other assets. Currently, a deposit of approximately $14.8 million is held in an escrowed bank account into which the practice had been making monthly deposits as required. In late 2009, the practice filed a motion to discontinue the monthly deposits and until a ruling is made the requirement has been suspended. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company’s management believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded as other noncurrent assets at March 31, 2010. Accordingly, the Company expects to realize the amount that is recorded on its balance sheet as owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

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

The construction of the cancer center in which the practice operates was financed as an operating lease and, as such, is not recorded on the Company’s balance sheet. At March 31, 2010, the lease had a remaining term of 16 years and the net present value of minimum future lease payments is approximately $7.1 million.

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

From time to time, the Company may agree to provide financial support to affiliated practices encountering adverse conditions by temporarily guaranteeing a minimum level of earnings to be retained by such practices. This support is intended to allow a practice to manage through those challenges, improve financial performance and establish a base for future growth. Typically such arrangements are structured as loans to be repaid by the practice at some future date however, there can be no assurance that all amounts under such arrangements will be repaid. Amounts paid under such arrangements have not been material to the Company’s financial position for the periods presented herein.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Holdings Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, certain members of management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012, and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during the three months ended March 31, 2010 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of March 31, 2010, $12.3 million was available for payment under the 2008 Cash Incentive Plan. Because payments of awards under the Plan are based upon occurrence of a specific event, obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event, as discussed above, occurs.

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

In October, 2009, the FASB issued Accounting Standard Update No. 2009-13 to Revenue Recognition (ASC Topic 605) Multiple-Deliverable Revenue Arrangements. This update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The update also addresses how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this update will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In June 2009, the FASB issued consolidation guidance for variable interest entities (“VIE”) which was subsequently codified under Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company’s adoption of this guidance effective January 1, 2010 did not change its conclusions with regard to variable interest entities and was adopted without material impact on its consolidated financial statements.

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

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Secured Notes, the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

As of March 31, 2010, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, CCCN NW Building JV, L.L.C., Oregon Cancer Center, Ltd., and WFCC Radiation Management Co., L.L.C.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of March 31, 2010

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$140,490	$598	$—		$141,088
Accounts receivable	—	365,668	7,314	—		372,982
Other receivables	—	37,946	—	—		37,946
Prepaid expenses and other current assets	798	23,794	943	—		25,535
Inventories	—	120,051	—	—		120,051
Deferred income taxes	6,002	—	—	—		6,002
Due from affiliates	473,500	—	—	(447,367	)(a)	26,133
Investment in subsidiaries	532,949	—	—	(532,949	)(b)	—

Total current assets	1,013,249	687,949	8,855	(980,316)		729,737
Property and equipment, net	—	353,323	43,795	—		397,118
Service agreements, net	—	245,088	2,696	—		247,784
Goodwill	—	373,324	5,593	—		378,917
Other assets	24,819	47,236	1,639	—		73,694

	$1,038,068	$1,706,920	$62,578	$(980,316)		$1,827,250

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,503	$429	$1,495	$—		$11,427
Accounts payable	—	283,735	765	—		284,500
Intercompany accounts	(248,738)	257,639	(8,901)	—		—
Due to affiliates	—	547,667	13,160	(447,367	)(a)	113,460
Accrued compensation cost	—	53,121	432	—		53,553
Accrued interest payable	13,993	—	—	—		13,993
Income taxes payable	3,474	—	—	—		3,474
Other accrued liabilities	1	31,743	219	—		31,963

Total current liabilities	(221,767)	1,174,334	7,170	(447,367)		512,370
Deferred revenue	—	3,828	—	—		3,828
Deferred income taxes	36,627	—	—	—		36,627
Long-term indebtedness	1,048,811	2,071	16,748	—		1,067,630
Other long-term liabilities	—	13,909	3,331	—		17,240

Total liabilities	863,671	1,194,142	27,249	(447,367)		1,637,695

Commitments and contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	—	—	—		1
Additional paid-in capital	543,460	—	—	—		543,460
Accumulated deficit	(369,064)	—	—	—		(369,064)

Total Company stockholder’s equity	174,397	—	—	—		174,397

Noncontrolling interests	—	—	15,158	—		15,158
Subsidiary equity	—	512,778	20,171	(532,949	)(b)	—

Total equity	174,397	512,778	35,329	(532,949)		189,555

	$1,038,068	$1,706,920	$62,578	$(980,316)		$1,827,250

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2009

(in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$—	$160,487	$1,102	$—		$161,589
Accounts receivable	—	342,633	7,026	—		349,659
Other receivables	—	30,928	—	—		30,928
Prepaid expenses and other current assets	720	19,106	992	—		20,818
Inventories	—	152,642	—	—		152,642
Deferred income taxes	6,002	—	—	—		6,002
Due from affiliates	539,531	—	—	(508,832	)(a)	30,699
Investment in subsidiaries	505,850	—	—	(505,850	)(b)	—

Total current assets	1,052,103	705,796	9,120	(1,014,682)		752,337
Property and equipment, net	—	360,521	44,407	—		404,928
Service agreements, net	—	248,577	2,820	—		251,397
Goodwill	—	371,677	5,593	—		377,270
Other assets	25,986	45,631	1,642	—		73,259

	$1,078,089	$1,732,202	$63,582	$(1,014,682)		$1,859,191

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,757	$516	$1,306	$—		$10,579
Accounts payable	—	278,658	1,130	—		279,788
Intercompany accounts	(248,738)	258,199	(9,461)	—		—
Due to affiliates	—	605,098	14,622	(508,832	)(a)	110,888
Accrued compensation cost	—	50,322	453	—		50,775
Accrued interest payable	40,373	—	—	—		40,373
Income taxes payable	3,114	—	—	—		3,114
Other accrued liabilities	—	33,437	254	—		33,691

Total current liabilities	(196,494)	1,226,230	8,304	(508,832)		529,208
Deferred revenue	—	4,636	—	—		4,636
Deferred income taxes	36,658	—	—	—		36,658
Long-term indebtedness	1,054,868	2,092	17,328	—		1,074,288
Other long-term liabilities	—	12,369	3,370	—		15,739

Total liabilities	895,032	1,245,327	29,002	(508,832)		1,660,529

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	—	—	—		1
Additional paid-in capital	551,986	—	—	—		551,986
Accumulated deficit	(368,930)	—	—	—		(368,930)

Total Company stockholder’s equity	183,057	—	—	—		183,057

Noncontrolling interests	—	—	15,605	—		15,605
Subsidiary equity	—	486,875	18,975	(505,850	)(b)	—

Total equity	183,057	486,875	34,580	(505,850)		198,662

	$1,078,089	$1,732,202	$63,582	$(1,014,682)		$1,859,191

(a)	Elimination of intercompany balances
(b)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$581,415	$7,632	$—		$589,047
Service revenue	—	285,179	6,236	—		291,415

Total revenue	—	866,594	13,868	—		880,462
Cost of products	—	574,249	7,538	—		581,787
Cost of services:
Operating compensation and benefits	—	139,118	2,761	—		141,879
Other operating costs	—	82,262	418	—		82,680
Depreciation and amortization	—	16,268	1,220	—		17,488

Total cost of services	—	237,648	4,399	—		242,047
Total cost of products and services	—	811,897	11,937	—		823,834
General and administrative expense	129	19,505	—	—		19,634
Impairment and restructuring charges	—	812	—	—		812
Depreciation and amortization	—	8,266	—	—		8,266

	129	840,480	11,937	—		852,546

Income (loss) from operations	(129)	26,114	1,931	—		27,916
Other income (expense)
Interest expense, net	(27,199)	194	(440)	—		(27,445)
Other income (expense), net	—	230	—	—		230

Income (loss) before income taxes	(27,328)	26,538	1,491	—		701
Income tax benefit (provision)	95	—	—	—		95
Equity in subsidiaries	28,029	—	—	(28,029	)(a)	—

Net income	796	26,538	1,491	(28,029)		796
Less: Net income attributable to noncontrolling interests	(930)	(624)	(306)	930	(a)	(930)

Net income (loss) attributable to the Company	$(134)	$25,914	$1,185	$(27,099)		$(134)

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$—	$555,072	$8,008	$—		$563,080
Service revenue	—	274,009	5,472	—		279,481

Total revenue	—	829,081	13,480	—		842,561
Cost of products	—	543,740	7,845	—		551,585
Cost of services:
Operating compensation and benefits	—	135,181	2,459	—		137,640
Other operating costs	—	80,276	420	—		80,696
Depreciation and amortization	—	16,498	1,067	—		17,565

Total cost of services	—	231,955	3,946	—		235,901
Total cost of products and services	—	775,695	11,791	—		787,486
General and administrative expense	87	18,044	—	—		18,131
Impairment and restructuring charges	—	1,409	—	—		1,409
Depreciation and amortization	—	7,533	—	—		7,533

	87	802,681	11,791	—		814,559

Income (loss) from operations	(87)	26,400	1,689	—		28,002
Other income (expense)
Interest expense, net	(22,475)	275	(422)	—		(22,622)

Income (loss) before income taxes	(22,562)	26,675	1,267	—		5,380
Income tax benefit (provision)	(3,604)	—	—	—		(3,604)
Equity in subsidiaries	27,942	—	—	(27,942	)(a)	—

Net income	1,776	26,675	1,267	(27,942)		1,776
Less: Net income attributable to noncontrolling interests	(759)	(549)	(210)	759	(a)	(759)

Net income attributable to the Company	$1,017	$26,126	$1,057	$(27,183)		$1,017

(a)	Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$14,948	$(2,727)	$1,761	$13,982

Cash flows from investing activities:
Acquisition of property and equipment	—	(12,358)	(497)	(12,855)
Net payments in affiliation transactions	—	(1,514)	—	(1,514)
Investment in joint venture	—	(82)	—	(82)
Net payments for acquisition of business	—	(4,367)	—	(4,367)
Distributions from unconsolidated subsidiaries	—	1,159	—	1,159

Net cash used in investing activities	—	(17,162)	(497)	(17,659)

Cash flows from financing activities:
Repayment of other indebtedness	(5,674)	(108)	(391)	(6,173)
Debt financing costs	(102)	—	—	(102)
Distributions to noncontrolling interests	—	—	(1,377)	(1,377)
Net distributions to parent	(9,172)	—	—	(9,172)

Net cash used in financing activities	(14,948)	(108)	(1,768)	(16,824)

Decrease in cash and cash equivalents	—	(19,997)	(504)	(20,501)
Cash and cash equivalents:
Beginning of period	—	160,487	1,102	161,589

End of period	$—	$140,490	$598	$141,088

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements, related notes, and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements and Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on March 4, 2010. Unless otherwise noted, references to EBITDA and Adjusted EBITDA have the meaning set forth under “Discussion of Non-GAAP Information.”

General

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.” US Oncology, headquartered in The Woodlands, Texas, supports one of the nation’s largest cancer treatment and research networks. As of March 31, 2010, our network included:

•	1,338 affiliated physicians under comprehensive strategic alliances and targeted physician services arrangements

•	505 sites of service operated by physicians under comprehensive strategic alliances and targeted physician services arrangements

•	85 comprehensive cancer centers and 16 facilities providing radiation therapy only

•	A research network currently managing 88 active clinical trials

•	A pharmaceutical distribution business currently distributing $2.4 billion annually in oncology pharmaceuticals

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

In 2010, we continue to work with existing affiliated physicians, and seek to enter into new affiliations, to increase the financial strength of network practices and support their clinical initiatives. It is the scale of our physician and patient population that allows us to realize volume efficiencies for the network and a variety of additional industry customers. Affiliated physicians may tailor their business relationship with us from a suite of solutions ranging from customized targeted physician services to a long-term strategic alliance of comprehensive management solutions. Under a comprehensive strategic alliance model, we provide all of our practice management products and services under a single contract with one fee typically based on the practice’s financial performance. Under our more flexible targeted physician services model, physicians purchase a narrower suite of services based on the types of services required by the practice. In May, 2010, we launched the United Network of US Oncology, offering independent oncology practices the opportunity to join the Company either through a Comprehensive Strategic Alliance relationship or through a more flexible Targeted Physician Services offering. Benefits of joining the United Network of US Oncology under either model include, among other services, access to:

•	Physician governance and collaboration via nationwide virtual tumor boards, innovative technology, disease-specific committees and face-to-face networking meetings,

•	Payer quality services which enable pay for performance and the ability to report on the quality of care,

•	Ongoing education and shared best practices,

•	Evidence-based clinical guidelines (Level I Pathways) developed by physician-led teams of oncology experts and supported by randomized double-blind trials published in peer-reviwed journals,

•	Safe and effective drug supplies, protected through e-Pedigree technology,

•	Clinical research opportunities from Phase I through Phase IV, and

•	Oncology-specific electronic health record (EHR) system.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

In 2010, we expect our services will increasingly be offered through targeted arrangements where a subset of our comprehensive services, including supplying oncology pharmaceuticals, disease management, electronic medical records and research can be obtained separately on a fee for service basis. These targeted arrangements are designed to meet the needs of oncology practices that may not be well-suited for a comprehensive management arrangement but still value a narrower scope of our services.

In addition to assisting physicians in addressing the challenges faced by their practices, we will continue to use the insight gained from working with these practices to assist payers and pharmaceutical manufacturers improve patient access to high quality cancer care and the effectiveness of the care delivery system.

Our reimbursement expertise helps providers, payers and pharmaceutical manufacturers realize cost efficiency and predictability in a largely unpredictable field of medicine. Innovent Oncology addresses the need to avoid the unnecessary costs of care while ensuring the highest level of clinical quality. Innovent Oncology combines Level I Pathways, evidence-based treatment protocols developed by network physicians for commonly-treated cancers, with iKnowMed, our electronic medical records system that supports the review of treatment patterns and outcomes. Innovent Oncology includes oncologist-directed disease management and robust patient support services, such as experienced oncology nurses and standardized educational materials, to aid in patient understanding of treatment protocols and potential side-effects to help reduce occurrences of avoidable medical interventions. Innovent Oncology also assists patients with incurable or late-stage disease with end-of-life planning to meet their individual physical, mental, social and spiritual needs. Appropriate advanced care planning avoids unnecessary treatments that both diminish the patient’s quality of life and consume healthcare resources in an inefficient manner.

US Oncology also works with pharmaceutical manufacturers in the development and commercialization of oncology pharmaceuticals. The US Oncology Research Network provides pharmaceutical manufacturers with a centrally managed and efficient system for the clinical development of new therapies from Phase I through IV. This research network is led by industry-leading cancer experts in all major tumor types and offers access to an unparalleled national sampling of patients. In addition, AccessMed® provides patient financial assistance and product support services to assist pharmaceutical manufacturers commercializing their products while our Healthcare Informatics business collects and analyzes data to provide significant insight into drug performance and patient outcomes for ongoing product development and evaluation. Our distribution center increases the safety of drugs through a state-of-the-art e-Pedigree technology that tracks drug therapies from the manufacturer to the practice, ensuring that drugs administered to patients by our affiliated physicians are genuine and unadulterated.

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2010 is to:

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

•

Continue to deliver services through targeted physician services arrangements for physicians desiring access to a narrower suite of our services. We expect the demand for professional management of physician groups will continue and therefore we package four key services (Oncology Pharmaceutical Services, Innovent, iKnowMed and Research) into a targeted physician services offering. This offering is intended to complement the comprehensive strategic alliances model address the needs of mid-size practices (five to fifteen physicians) and is available as a suite of services customized to each practice’s priorities.

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

•

On May 3, we launched a national branding program, “United”, to increase the patient and medical community awareness of the breadth and depth of the Company in multiple aspects of the cancer care continuum. United program messaging showcases how US Oncology works with physicians, patients, hospitals, payers and policy-makers to expand patient access to high-quality, community-based cancer care. The campaign is targeted to patients, cancer care advocates, oncologists and referring physicians and utilizes an integrated media plan per target audience including print, on-line, search engine marketing, national public radio and a new US Oncology consumer-focused web site. The goals of the campaign are focused on expanding our network of physicians and helping our affiliated practices grow by differentiating them in their local markets.

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

During the three months ended March 1, 2010 and 2009, 80.0% and 81.2% of our revenue, respectively, were derived from comprehensive strategic alliances. Under most of our comprehensive strategic alliances, we are compensated under the earnings model. Under that model, we account for all expenses that we incur in connection with managing a practice, including rent, pharmaceutical expenses, and salaries and benefits of non-physician employees of the practices, and are paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. Our other comprehensive strategic alliances are on a fixed management fee basis, as required in some states.

Targeted Physician Services

Our services are increasingly being offered through targeted arrangements where a subset of the services offered through our comprehensive management agreements are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 16.3% and 14.8% of our revenue during the three months ended March 31, 2010 and 2009, respectively, which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses. A smaller portion of our revenue from targeted arrangements was payment for the other services we provide. Rates for our services typically are based on the level of services desired by the practice.

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

•	the impact of healthcare reform in the United States and specifically, its impact on cancer care

•	the impact of a recession in the U.S. or global economy

•	the Company’s reliance on pharmaceuticals for the majority of its revenues and its ability to maintain favorable pricing and relationships with pharmaceutical manufacturers and other vendors

•	concentration of pharmaceutical purchasing and favorable pricing with a limited number of vendors

•	governmental reimbursement for patient care, such as reimbursement for ESAs, and other reimbursement under Medicare (including reimbursement for radiation and diagnostic services)

•

reimbursement for medical services by non-governmental payers and cost-containment efforts by such payers, including whether such payers adopt coverage guidelines regarding ESAs or pharmaceutical reimbursement methodologies that are similar to Medicare coverage

•	other changes in the manner patient care is reimbursed or administered

•	continued migration to generic alternatives for branded pharmaceuticals

•	the decisions of employers to increase the financial responsibility of individuals under health insurance programs afforded to their employees

•	the Company’s ability to service its substantial indebtedness and comply with related covenants in debt agreements

•	the Company’s ability to fund its operations through operating cash flow or utilization of its credit facility or its ability to obtain additional financing on acceptable terms

•	the Company’s ability to implement strategic initiatives

•

the Company’s ability to maintain good relationships with existing practices and expand into new markets and development of existing markets, modifications to, and renegotiation of, existing economic arrangements

•	the Company’s ability to complete cancer centers and PET facilities currently in development and its ability to recover investments in cancer centers

•	government regulation, investigation and enforcement

•	increases in the cost of providing cancer treatment services

•	the operations of the Company’s affiliated physician practices, and potential impairments that could result from declining market valuations or poor operating performance

Please refer to our filings with the SEC, including our Annual Report on Form 10-K, filed with the SEC on March 4, 2010, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Reimbursement Matters

Pharmaceutical Reimbursement under Medicare

Erythropoiesis-stimulating agents (“ESAs”) are drugs used for the treatment of anemia, a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer patients suffer from anemia either as a result of their disease or as a result of the treatments they receive for their cancer. ESAs have historically been used by oncologists to treat anemia. ESAs are administered to increase levels of healthy red blood cells as an alternative to blood transfusions.

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

The FDA also mandated implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) for ESAs. A proposed REMS for ESAs was filed by ESA manufacturers with the FDA in August, 2008 and became effective on March 24, 2010. The REMS is focused on ESA prescribing guidelines and includes additional patient consent/education requirements, medical guides and physician registration requirements. The REMS also outlines additional procedural steps that will be necessary for qualified physicians to order and prescribe ESAs for their patients.

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, particularly on its medical oncology services and pharmaceutical services segments. Operating income attributable to ESAs administered by our network of affiliated physicians was $4.3 million and $5.6 million during the three months ended March 31, 2010 and 2009, respectively. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the targeted physician services model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under both of these arrangements.

While the impact to operating income has decreased from prior periods, we believe it is not currently possible to estimate the full impact of the REMS as prescribing patterns are changing now that the REMS is in effect. We believe a possible impact of the REMS could be further significant reductions in ESA utilization. Decreased financial performance of affiliated practices as a result of declining ESA usage could also have an effect on their relationship with us and lead to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs may adversely impact our ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact our ability to obtain acceptable credit terms from pharmaceutical manufacturers, including pharmaceutical manufacturers of products other than ESAs.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

On October 30, 2009, CMS announced final changes to policies and payment rates for services to be furnished during 2010 by physicians and nonphysician practitioners who are paid under the Medicare physician fee schedule. Under the statutory formula, the conversion factor for 2010 was estimated to decrease by 21.3% unless Congress again enacted superseding legislation. In addition, CMS projected that changes to policies and payment rates for 2010 would result in a 1% decrease (6% decrease in 2013 under 4-year phase-in) in overall payments to the specialty of hematology/oncology and a 1% decrease (5% decrease in 2013) in overall payments to the specialty of radiation oncology.

To date, there have been three extensions approved by Congress and signed by President Obama delaying the 21.3% payment reduction. The most recent, approved by Congress and signed by the president on April 15, 2010, is the Continuing Extension Act of 2010 (H.R. 4851) which delays the payment reduction until May 31, 2010. The most recent extension was retroactive to April 1, 2010 and it is not expected that the technical application of the SGR cut to claims from April 1 through April 14 will have any practical impact on Medicare physician payments. Under the provisions, if Congress fails to act to avert the scheduled fee reduction, EBITDA could be reduced by approximately $7 to $9 million. However, we continue to expect that the Congress, in the long run, will act to avert the SGR cut with a flat or marginally higher conversion factor. If such legislation is enacted, we currently estimate the impact to 2010 EBITDA of changes to CMS policies and payment rates will be approximately $1 million to $2 million.

Healthcare Reform

Two elements of legislation were passed under the Obama administration’s healthcare reform agenda. The Patient Protection and Affordable Care Act was signed into law on March 23, 2010 and the Health Care and Education Reconciliation Act of 2010 was signed into law on March 30, 2010. These new laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse.

The provisions of the legislation relevant to the Company are summarized as follows:

•	Spends $940 billion over 10 years to expand health insurance coverage; to approximately 95% of legal residents under the age of 65;

•	Decreases the federal debt by $138 billion over 10 years;

•	Expands Medicaid to 133% of the Federal Poverty Level – $29,327 for a family of four;

•	Creates state-based web portals, or “exchanges” to assist consumers purchasing plans based on this individual market;

•	Creates new government subsidies for the purchase of health insurance on a sliding scale up to 400% of the Federal Poverty Level – $88,200 for a family of four;

•	Creates a new government mandate on individuals to purchase health insurance with penalties for individuals who do not have coverage;

•	Requires insurance companies to issue coverage to all individuals regardless of health status and prohibits discrimination based on preexisting conditions and health status;

•	Eliminates yearly and lifetime limits on the amount of coverage plans provide;

•	Requires insurance company coverage of the routine costs of care for patients enrolled in clinical trials;

•

Creates an Accountable Care Organization (ACO)/Medicare shared savings program framework in which providers, including networks of group practices, who take accountability for the costs and quality of care of their patient populations will share in savings that accrue to the Medicare program;

•

Creates a new Medicare Innovation Center that is charged with testing new payment models including models that align nationally-recognized, evidence-based guidelines of cancer care with Medicare payment incentives in the areas of treatment planning and follow-up care planning for Medicare beneficiaries with cancer, including the identification of gaps in current quality measures; and

•

Funds the new spending with reimbursement cuts to Medicare Advantage plans, hospitals, nursing homes, home health agencies, other providers with formulaic updates, advanced medical imaging, and new taxes on expensive health insurance plans (Cadillac plans), health insurers, drug manufacturers, medical device makers, and high income taxpayers.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

The following items were not included in the recent legislation:

•	Cut Medicare payments for medical oncology, radiation oncology, office-administered drugs, PET or PET/CT imaging;

•	Creation of a new government-run health plan or public plan option to compete with private insurers in the individual and small group market;

•

A mandate on employers to provide health insurance to their employees; however, if even one employee receives a subsidy through the new exchanges, firms with more than 50 employees would have to pay a fine equal to $2,000 for every person on their payroll;

•	A permanent solution for the Medicare physician payment Sustainable Growth Rate (SGR) formula; and

•	A new Medicare benefit for advanced care planning discussions between physicians and patients.

We continue to believe that we are well-positioned throughout healthcare reform in the United States. We also continue to believe that increased government spending as required by the legislation, coupled with existing and growing federal budget deficits, will create future reimbursement pressures on providers as the government attempts to slow spending increases in healthcare and other entitlement programs.

We expect increased responsibilities of private payers will further pressure unit payments to providers from the private sector. These cost reduction pressures and incentives around Accountable Care Organizations (ACOs), may also increase competitive pressure on US Oncology from hospitals. While we currently believe the reform legislation itself is neutral to positive for the Company, its failure to substantively address intensifying systemic cost and financing issues creates further pressure on us to implement our strategic plans aimed at these matters.

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

Refer to the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K filed with the SEC on March 4, 2010, for a discussion of our critical accounting policies. Management believes such critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated condensed financial statements. These critical accounting policies include our policy for recognition of revenue from affiliated practices, valuation of accounts receivable, impairment of long-lived assets, volume-based pharmaceutical rebates and accounting for income taxes.

Impairment of Long-Lived Assets

As of March 31, 2010 our consolidated balance sheet includes goodwill in the amount of $378.9 million, of which $28.9 million, $191.4 million and $158.6 million was associated with the medical oncology services, cancer center services and pharmaceutical services segments, respectively.

We assess the recoverability of goodwill on an annual basis or more frequently if events or circumstances indicate the carrying value of goodwill may not be recoverable. In our most recent annual assessment, during the fourth quarter of 2009, the Company estimated that the fair values of its medical oncology services, cancer center services and pharmaceutical services segments exceeded their carrying values by approximately $142.0 million, $47.0 million and $445.0 million, respectively.

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

Recent Accounting Pronouncements

From time to time, the FASB, the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to our business and financial statements. We cannot provide assurance that future changes in accounting rules would not require us to make restatements of previously filed financial information. Information regarding new accounting pronouncements is included in Note 11 to the condensed financial statements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Discussion of Non-GAAP Information

In this quarterly report, we use the terms “EBITDA” which represent earnings before interest, taxes, depreciation, amortization (including amortization of stock-based compensation), noncontrolling interest and other income (expense) and “Adjusted EBITDA” which is EBITDA before impairment and restructuring charges, loss on early extinguishment of debt and other non-cash charges. EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP; rather they are derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA and Adjusted EBITDA to the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and the unaudited Condensed Consolidated Statement of Cash Flows is included in this quarterly report.

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA and Adjusted EBITDA as key indicators to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. At March 31, 2010, our Senior Secured Revolving Credit Facility required that we comply on a quarterly basis with certain financial covenants, which include EBITDA as a financial measure. Management believes that EBITDA and Adjusted EBITDA are useful to investors, since they provide investors with additional information not directly available in a GAAP presentation.

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

•	the fact that other companies may calculate EBITDA or Adjusted EBITDA differently than we do, which may limit its usefulness as a comparative measure.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Results of Operations

As of March 31, 2010 and 2009, respectively, we have affiliated with the following number of physicians (including those under targeted physician services agreements), by specialty:

	March 31,
	2010	2009
Medical oncologists/hematologists	1,083	987
Radiation oncologists	165	158
Other physicians	90	82

Total physicians	1,338	1,227

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive strategic alliances and targeted physician services agreements:

	Three Months Ended March 31,
	2010	2009
Comprehensive Service Agreements(1)
Affiliated physicians, beginning of period	1,010	979
Physician practice affiliations	9	30
Recruited physicians	7	10
Retiring/Other	(3)	(25)
Net conversions to/from TPS agreements	—	(4)

Affiliated physicians, end of period	1,023	990

	Three Months Ended March 31,

	2010	2009
Targeted Physician Services Agreements(2)
Affiliated physicians, beginning of period	300	232
Physician practice affiliations	20	20
Physician practice separations	(4)	(19)
Retiring/Other	(1)	—
Net conversions to/from comprehensive strategic alliances	—	4

Affiliated physicians, end of period	315	237

Affiliated physicians, end of period	1,338	1,227

(1)	Operations related to comprehensive strategic alliances are included in the medical oncology and cancer center services segments.
(2)	Operations related to targeted physician services agreements are included in the pharmaceutical services segment.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended March 31,

	2010	2009
Cancer Centers, beginning of period	83	80
Cancer Centers opened (1)	1	1
Cancer Centers reorganized (2)	1	—
Cancer Centers closed	—	(1)

Cancer Centers, end of period	85	80

Radiation oncology-only facilities, end of period	16	15

Total Radiation Oncology Facilities (3)	101	95

Linear Accelerators (2)	127	120

PET Systems (4)	39	38

CT Scanners (5)	67	63

(1)	Texas Oncology Grapevine facility and Cancer Centers of North Carolina in Asheville during the three months ended March 31, 2010 and 2009, respectively
(2)	Includes facility recategorized from radiation-only to integrated cancer center
(3)

Includes 99 and 92 sites utilizing IMRT technology at March 31, 2010 and 2009, respectively. Of the sites utilizing IMRT technology, 53 and 50 sites also have IGRT capabilities at March 31, 2010 and 2009, respectively.

(4)	Includes 30 and 27 PET/CT systems at March 31, 2010 and 2009, respectively.
(5)	Excludes PET/CT systems which are classified as PET systems above.

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive strategic alliances:

	Three Months Ended
	March 31,
	2010	2009
Average Per Operating Day Statistics: (1)
Medical oncology visits	11,300	11,274
Total patient visits	11,927	11,876
Total new patients	1,200	1,155
New cancer patients	647	630
Radiation treatments	2,749	2,678
Targeted treatments (included in radiation treatments) (2)	810	730
PET scans	224	219
CT scans	818	818

(1)	Average per day operating statistics have not been adjusted to reflect disruptions due to inclement weather during the three months ended March 31, 2010.
(2)	Includes IMRT, IGRT, mammosite, brachytherapy and stereotactic radiosurgery treatments.

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

	US Oncology Holdings, Inc.						US Oncology, Inc.
	Three Months Ended March 31,						Three Months Ended March 31,
(in thousands)	2010			2009			2010		2009
Product revenue	$589,047	66.9%		$563,080	66.8%		$589,047	66.9%	$563,080	66.8%
Service revenue	291,415	33.1		279,481	33.2		291,415	33.1	279,481	33.2

Total revenue	880,462	100.0		842,561	100.0		880,462	100.0	842,561	100.0

Cost of products	581,787	66.1		551,585	65.5		581,787	66.1	551,585	65.5
Cost of services:
Operating compensation and benefits	141,879	16.1		137,640	16.3		141,879	16.1	137,640	16.3
Other operating costs	82,680	9.4		80,696	9.6		82,680	9.4	80,696	9.6
Depreciation and amortization	17,488	2.0		17,565	2.1		17,488	2.0	17,565	2.1

Total cost of services	242,047	27.5		235,901	28.0		242,047	27.5	235,901	28.0

Total cost of products and services	823,834	93.6		787,486	93.5		823,834	93.6	787,486	93.5

General and administrative expense	19,720	2.2		18,171	2.2		19,634	2.2	18,131	2.2
Impairment and restructuring charges	812	0.1		1,409	0.2		812	0.1	1,409	0.2
Depreciation and amortization	8,266	0.9		7,533	0.8		8,266	0.9	7,533	0.8

Total costs and expenses	852,632	96.8		814,599	96.7		852,546	96.8	814,559	96.7

Income from operations	27,830	3.2		27,962	3.3		27,916	3.2	28,002	3.3

Other expense:
Interest expense, net	(35,904)	(4.1)		(33,009)	(3.9)		(27,445)	(3.1)	(22,622)	(2.7)
Loss on interest rate swap	(5,144)	(0.6)		(763)	(0.1)		—	—	—	—
Other income (expense)	230	—		—	—		230	—	—	—

Income (loss) before income taxes	(12,988)	(1.5)		(5,810)	(0.7)		701	0.1	5,380	0.6
Income tax benefit (provision)	(574)	—		1,111	0.1		95	—	(3,604)	(0.4)

Net income (loss)	(13,562)	(1.5)		(4,699)	(0.6)		796	0.1	1,776	0.2

Less: Net income attributable to noncontrolling interests	(930)	(0.1)		(759)	(0.1)		(930)	(0.1)	(759)	(0.1)

Net income (loss) attributable to the Company	$(14,492)	(1.6	) %	$(5,458)	(0.7	) %	$(134)	—%	$1,017	0.1%

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

We derive revenue primarily in four areas:

•

Management fees from comprehensive strategic alliances. Under our comprehensive strategic alliances, we recognize revenues equal to the reimbursement we receive for all expenses we incur in connection with managing a practice plus an additional management fee (typically based upon a percentage of the practice’s earnings before income taxes, subject to certain adjustments).

•

Service fees from targeted physician services fees. Under our targeted physician services agreements, we earn revenue from affiliated practices for products delivered and services rendered. These revenues include payment for all of the pharmaceutical agents purchased by the practice and a service fee for the pharmacy-related services we provide.

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

Revenue

The following tables reflect our revenue by segment for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Medical oncology services	$595,133	$581,930	2.3%
Cancer center services	98,274	92,317	6.5
Pharmaceutical services	618,219	577,603	7.0
Research and other services	18,319	19,223	(4.7)
Eliminations (1)	(449,483)	(428,512)	(4.9)

Total revenue	$880,462	$842,561	4.5%

As a percentage of total revenue:
Medical oncology services	67.6%	69.1%
Cancer center services	11.2	11.0
Pharmaceutical services	70.2	68.6
Research and other services	2.1	2.3
Eliminations (1)	(51.1)	(51.0)

Total revenue	100.0%	100.0%

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment).

Medical Oncology Services. For the three months ended March 31, 2010, medical oncology services revenue increased $13.2 million, or 2.3 percent, from the three months ended March 31, 2009 despite inclement weather reducing patient volumes. The revenue growth reflects higher medical oncology visits due primarily to additional medical oncologists affiliated through our comprehensive strategic alliance arrangements and increased revenue per patient visit due to a changing mix in services provided by these physicians.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Cancer Center Services. Cancer center services revenue for the three months ended March 31, 2010 was $98.3 million, an increase of $6.0 million, or 6.5 percent, from the three months ended March 31, 2009. The increase reflects a growing network of oncologists and investments in radiation and diagnostic equipment resulting in higher radiation treatment and diagnostic scan volumes which more than offset the impact of inclement weather in the current quarter. The revenue increase also reflects a continued shift toward advanced radiation therapies which are reimbursed at higher rates.

Pharmaceutical Services. Pharmaceutical Services revenue during the three months ended March 31, 2010 was $618.2 million, an increase of $40.6 million, or 7.0 percent, from the three months ended March 31, 2009. The revenue increase is primarily due to 96 additional medical oncologists affiliated through comprehensive strategic alliances and targeted physician services arrangements since the first quarter of 2009.

Research and Other Services. Research and other services revenue during the three months ended March 31, 2010 was $18.3 million, a decrease of $0.9 million, or 4.7 percent, compared to the same period in 2009. A delay in one large study resulted in fewer patients being enrolled in research studies compared to the same period in 2009.

Operating Costs

Operating costs including depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Cost of products	$581,787	$551,585	5.5%
Cost of services:
Operating compensation and benefits	141,879	137,640	3.1
Other operating costs	82,680	80,696	2.5
Depreciation and amortization	17,488	17,565	(0.4)

Total cost of services	242,047	235,901	2.6

Total cost of products and services	$823,834	$787,486	4.6

As a percentage of revenue:

Cost of products	66.1%	65.5%
Cost of services:
Operating compensation and benefits	16.1	16.3
Other operating costs	9.4	9.6
Depreciation and amortization	2.0	2.1

Total cost of services	27.5	28.0

Total cost of products and services	93.6%	93.5%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our medical oncology services segment and sold to practices affiliated under the targeted physician services arrangements in our pharmaceutical services segment. Product costs increased 5.5% over the three month period ended March 31, 2009, which is higher than the revenue growth of 4.6% associated with pharmaceutical use from the corresponding period, primarily as a result of price competition impacting operating margins under our oncology pharmaceutical supply arrangements. As a percentage of revenue, cost of products was 66.1% and 65.5% in the three months ended March 31, 2010 and 2009, respectively.

Cost of Services. Cost of services includes compensation and benefits related to our operations, including non-physician employees of our affiliated practices. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance, depreciation and amortization and other operating costs related to providing services to our affiliated physician network and to other customers. As a percentage of revenue, cost of services was 27.5% and 28.0% in the three months ended March 31, 2010 and 2009, respectively.

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

	Three Months Ended March 31,
(in thousands)	2010	2009	Change

General and administrative expense	$19,634	$18,131	8.3%
Impairment and restructuring charges	812	1,409	nm	(1)
Depreciation and amortization	8,266	7,533	9.7
Interest expense, net	27,445	22,622	21.3
Other (income) expense	(230)	—	nm	(1)

As a percentage of revenue:

General and administrative expense	2.2%	2.2%
Impairment and restructuring charges	0.1	0.2
Depreciation and amortization	0.9	0.8
Interest expense, net	3.1	2.7
Other (income) expense	—	—

(1)	Not meaningful.

General and Administrative. General and administrative expense was $19.6 million for the three months ended March 31, 2010 and $18.1 million for the same period in 2009. General and administrative expense during the three months ended March 31, 2010 was $1.5 million higher than the comparable prior year period due primarily to consulting costs incurred related to our growth strategies and in preparation to launch our “United” brand campaign. We expect to continue to incur additional costs related to our branding initiative in future periods. General and administrative expense represented 2.2% of revenue for the three months ended March 31, 2010 and 2009.

Impairment and Restructuring Charges. Impairment and restructuring charges recognized during the three months ended March 31, 2010 and 2009 consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2010	2009

Severance costs	$720	$1,242
Service agreements, net	—	150
Other, net	92	17

Total	$812	$1,409

During the three months ended March 31, 2010, the Company recorded $0.7 million of severance charges related to the involuntary termination of certain corporate personnel. These charges will be paid through the first quarter of 2011.

During the three months ended March 31, 2009, the Company recorded $1.2 million of severance charges related to the involuntary termination of certain corporate personnel in connection with efforts to further reduce costs. These charges were paid through the second quarter of 2010. In addition, an unamortized service agreement intangible was impaired for $0.2 million related to a practice that converted from a comprehensive services model to a targeted physician services relationship.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.7 million for the three months ended March 31, 2010 over the three months ended March 31, 2009, which reflects investments made in our corporate infrastructure.

Interest Expense, net. Interest expense, net, increased to $27.4 million during the three months ended March 31, 2010 from $22.6 million in the comparable period of the prior year due primarily to the higher fixed interest rate on our 9.125% Senior Secured Notes which were issued in the second quarter of 2009 to refinance our 9% Senior Notes and Senior Secured Credit Facility.

Income Taxes. The income tax provision for US Oncology, Inc. was a tax benefit of $95,000 and a tax expense of $3.6 million for the three months ended March 31, 2010 and 2009, respectively, due primarily to lower pretax income in the current quarter. In addition, reserves for uncertain tax position were increased during the three months ended March 31, 2009.

Net Income (Loss) Attributable to the Company. Net loss for the three months ended March 31, 2010 was $0.1 million, compared to net income of $1.0 for the three months ended March 31, 2009.

Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc.

	Three Months Ended March 31,
(in thousands)	2010	2009	Change

General and administrative expense	$86	$40	nm	(1)
Interest expense, net	8,459	10,387	(18.6	) %
Loss on interest rate swap	5,144	763	nm	(1)

(1)	Not meaningful.

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses of $86 thousand and $40 thousand during the three months ended March 31, 2010 and 2009, respectively. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its indebtedness (the “Holdings Notes”).

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. Incremental interest expense was approximately $8.5 million during the three months ended March 31, 2010 and $10.4 million for the three months ended March 31, 2009. The decrease in interest expense when comparing the three months ended March 31, 2010 to the same period in 2009 reflects the lower market LIBOR rates which are the basis for variable interest due on the Holdings Notes. The benefit of lower market interest rates was partially offset by increasing indebtedness as the Company elected to settle interest on the Holdings Notes in kind.

Loss on Interest Rate Swap. During the three months ended March 31, 2010 and 2009, Holdings recognized an unrealized loss of $5.1 million and $0.8 million, respectively, related to its interest rate swap due to decreases in projected LIBOR rates. Because the interest rate swap is not accounted for as a cash flow hedge, changes in fair value attributable to the instrument are reported currently in earnings.

Income Taxes. Holdings effective tax rate was a provision of 4.1% and a benefit of 16.9% for the three months ended March 31, 2010 and 2009, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense, loss on interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, change the impact of non-deductible costs on its effective tax rate. In addition, for the three months ended March 31, 2010 and 2009, the annual effective tax rate for US Oncology Holdings, Inc. for the years ended December 31, 2010 and 2009 could not be reasonably estimated because the Company’s estimated pretax income for each of the years approximated breakeven. As a result, in the interim financial statements, taxes have been provided for based on the actual results for the three months ended March 31, 2010 and 2009 rather than an estimated effective tax rate for the fiscal year.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Net Income (Loss) Attributable to the Company. Holdings’ incremental net loss for the three months ended March 31, 2010 and 2009 was $14.4 million and $6.5 million, respectively.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of March 31, 2010 (in thousands).

	Holdings	US Oncology
Current assets	$753,436	$729,737
Current liabilities	532,362	512,370

Net working capital	$221,074	$217,367

Long-term indebtedness	$1,577,317	$1,067,630

The principal difference between the net working capital of Holdings and US Oncology relates to higher income taxes payable reported by US Oncology, Inc., which is included in the US Oncology Holdings, Inc. consolidated group for federal income tax reporting purposes partially offset by current accruals on Holdings’ interest rate swap obligation. For purposes of its separate financial statements, US Oncology’s provision for income taxes has been computed on the basis that it filed a separate federal income tax return together with its subsidiaries.

The following table summarizes the statement of cash flows of Holdings and US Oncology for the three months ended March 31, 2010 (in thousands).

	Holdings	US Oncology
Net cash provided by operating activities	$4,696	$13,982
Net cash used in investing activities	(17,659)	(17,659)
Net cash used in financing activities	(7,635)	(16,824)

Net decrease in cash and equivalents	(20,598)	(20,501)
Cash and equivalents:
December 31, 2009	161,811	161,589

March 31, 2010	$141,213	$141,088

Cash Flows from Operating Activities

During the three months ended March 31, 2010, we generated $4.7 million in cash flow from operations compared to $27.0 million during the three months ended March 31, 2009. The decrease in operating cash flow in 2010 was primarily due to higher payments during the three months ended March 31, 2010 for semiannual interest on our $775.0 million senior secured notes issued in June 2009 and for obligations under the Holdings’ interest rate swap due to lower LIBOR rates.

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $9.3 million for the three months ended March 31, 2010. The difference relates to dividends paid by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes and interest rate swap. The dividends are considered to be financing transactions by US Oncology as they represent distributions paid to its parent company, which were ultimately used to settle operating costs of Holdings.

Cash Flows from Investing Activities

During the three months ended March 31, 2010, we used $17.7 million for investing activities. Cash flow for investing activities relate primarily to $12.9 million in capital expenditures, including $3.7 million relating to the development and construction of cancer centers and $9.2 million for maintenance capital expenditures.

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

Cash Flows from Financing Activities

During the three months ended March 31, 2010, $7.6 million was used in financing activities which relates primarily to the repayments for physician notes issued in connection with practice affiliations in prior years. Cash flow used by US Oncology for financing activities also includes a distribution of $9.2 million to its parent company to settle amounts due under its interest rate swap agreement.

During the three months ended March 31, 2009, $7.3 million was used in financing activities which relates primarily to the repayments of physician notes issued in connection with practice affiliations. Cash flow used by US Oncology for financing activities also includes a distribution of $4.1 million to its parent company to finance the payment of interest on the Holdings Notes and to settle amounts due under its interest rate swap agreement.

Earnings before Interest, Taxes, Depreciation and Amortization

“EBITDA” represents earnings before interest and other expense, net, taxes, depreciation, and amortization (including amortization of stock-based compensation), noncontrolling interest, and other income (expense) and “Adjusted EBITDA” which is EBITDA before impairment and restructuring charges, loss on early extinguishment of debt and other non-cash charges. EBITDA and Adjusted EBITDA are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”); rather they are derived from relevant items in our GAAP-based financial statements. A reconciliation of EBITDA and Adjusted EBITDA to the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statement of Cash Flows is included in this document.

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA and Adjusted EBITDA as key indicators to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of March 31, 2010, our senior secured revolving credit facility required that we maintain a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 7.00:1. This covenant becomes more restrictive over time and, at maturity in 2012, the maximum leverage ratio may not be more than 6.00:1. For more information regarding our use of EBITDA and Adjusted EBITDA and their limitations, see “Discussion of Non-GAAP Information.”

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

The following table reconciles net income (loss) as shown in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to EBITDA, and reconciles EBITDA to net cash provided by operating activities as shown in the Company’s Condensed Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$(13,562)	$(4,699)	$796	$1,776
Interest expense, net	35,904	33,009	27,445	22,622
Income tax (benefit) provision	574	(1,111)	(95)	3,604
Depreciation and amortization	25,754	25,098	25,754	25,098
Amortization of stock compensation	646	569	646	569
Loss on interest rate swap	5,144	763
Other (income) expense	(230)	—	(230)	—

EBITDA	54,230	53,629	54,316	53,669

Plus:
Impairment and restructuring charges	812	1,409	812	1,409
Other non-cash G&A	98	—	98	—

Adjusted EBITDA	55,140	55,038	55,226	55,078

Changes in assets and liabilities	(14,002)	6,325	(13,863)	(3,205)
Deferred income taxes	36	(2,502)	(31)	5,380
Interest expense, net	(35,904)	(33,009)	(27,445)	(22,622)
Income tax benefit (provision)	(574)	1,111	95	(3,604)

Net cash provided by operating activities	$4,696	$26,963	$13,982	$31,027

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Following is the EBITDA and Adjusted EBITDA for our operating segments for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$435,570	$—	$602,960	$—	$—	$(449,483)	$589,047
Service revenues	159,563	98,274	15,259	18,319	—	—	291,415

Total revenues	595,133	98,274	618,219	18,319	—	(449,483)	880,462

Operating expenses	(577,118)	(74,563)	(596,303)	(18,309)	(34,924)	449,483	(851,734)
Impairment and restructuring charges	(92)	—	—	—	(720)	—	(812)

Income (loss) from operations	17,923	23,711	21,916	10	(35,644)	—	27,916
Add back:
Depreciation and amortization	—	9,815	591	59	15,289	—	25,754
Amortization of stock- based compensation	—	—	—	—	646	—	646

EBITDA	$17,923	$33,526	$22,507	$69	$(19,709)	$—	$54,316
Add back:
Other non-cash G&A	—	—	—	—	98	—	98
Impairment and restructuring charges	92	—	—	—	720	—	812

Adjusted EBITDA	$18,015	$33,526	$22,507	$69	$(18,891)	$—	$55,226

US Oncology Holdings, Inc.

Operating expenses	$—	$—	$—	$—	$(86)	$—	$(86)

EBITDA	$18,015	$33,526	$22,507	$69	$(18,977)	$—	$55,140

	Three Months Ended March 31, 2009
	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total
US Oncology, Inc.

Product revenues	$429,162	$—	$562,430	$—	$—	$(428,512)	$563,080
Service revenues	152,768	92,317	15,173	19,223	—	—	279,481

Total revenues	581,930	92,317	577,603	19,223	—	(428,512)	842,561

Operating expenses	(565,371)	(70,435)	(555,944)	(16,846)	(33,066)	428,512	(813,150)
Impairment and restructuring charges	(167)	—	—	—	(1,242)	—	(1,409)

Income (loss) from operations	16,392	21,882	21,659	2,377	(34,308)	—	28,002
Add back:
Depreciation and amortization	—	9,376	707	80	14,935	—	25,098
Amortization of stock- based compensation	—	—	—	—	569	—	569

EBITDA	$16,392	$31,258	$22,366	$2,457	$(18,804)	$—	$53,669
Add back:
Impairment and restructuring charges	167	—	—	—	1,242	—	1,409

Adjusted EBITDA	$16,559	$31,258	$22,366	$2,457	$(17,562)	$—	$55,078

US Oncology Holdings, Inc.

Operating expenses	—	—	—	—	(40)	—	(40)

EBITDA	$16,559	$31,258	$22,366	$2,457	$(17,602)	$—	$55,038

(1)

Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Below is a discussion of EBITDA and Adjusted EBITDA generated by our four primary operating segments. Please refer to “Results of Operations” for a discussion of our consolidated results presented in accordance with generally accepted accounting principles.

Medical Oncology Services. Medical oncology services Adjusted EBITDA for the three months ended March 31, 2010 increased to $18.0 million from $16.6 million, or 8.8 percent, primarily due to earnings associated with revenue growth and an increase in drug margins in the current quarter, as compared to the prior year quarter, from the conversion of a particular chemotherapy drug to generic status during the three months ended September 30, 2009. These increases more than offset the impact of inclement weather in the current quarter.

We continue to experience a shift of certain branded single source drugs to generic status. For each generic drug introduced to the market, earnings temporarily increase because drug costs decline significantly, while reimbursement remains at the branded price for a period of months. However, after reimbursement adjusts, earnings with respect to a generic drug are typically significantly lower than the earnings from a branded pharmaceutical.

Cancer Center Services. Cancer center services Adjusted EBITDA increased by $2.3 million, or 7.3 percent, to $33.5 million in the three months ended March 31, 2010 as compared to the same period in 2009. These increases reflect a growing network of oncologists and investments in radiation and diagnostic equipment resulting in higher radiation treatment and diagnostic scan volumes which more than offset the impact of inclement weather in the current quarter. During the three months ended March 31, 2010, our network operated 127 linear accelerators, 39 PET systems and 67 CT systems, which represents an increase of 7 units, 1 unit and 4 units, respectively, over the first quarter of 2009. The revenue and Adjusted EBITDA increases also reflect a continued shift toward advanced targeted radiation therapies which are reimbursed at higher rates.

Pharmaceutical Services. Pharmaceutical services Adjusted EBITDA was $22.5 million for the three months ended March 31, 2010 and $22.4 million as compared to the same period in 2009. Adjusted EBITDA was consistent across these periods as increased investments in personnel and marketing costs for our United Network strategy offset the impact of revenue growth and higher distribution performance and service fees.

Research and Other Services. Research and other services Adjusted EBITDA during the three months ended March 31, 2010 was $0.1 million, a decrease of $2.4 million from the three months ended March 31, 2009 primarily due to revisions of incentive plans made in the prior year with the purpose of aligning interests to focus on expanding the existing research network, launching a contract research organization and creating long-term value.

Anticipated Capital Requirements

We currently expect our principal uses of funds in the near future to be the following:

•	Debt service requirements on our outstanding indebtedness;

•

Payments for acquisition of assets and additional consideration in connection with new practice affiliations under comprehensive service agreements, as well as payments to purchase real estate and medical equipment for the development of new cancer centers, and to install upgraded or replacement of medical equipment at existing centers;

•

Investments in information systems, including investments to support strategic initiatives, capital investments in new businesses, such as Innovent, iKnowMed or for potential business acquisitions; and

•	Funding of working capital.

For all of 2010, we anticipate spending $75 to $85 million for the development of cancer centers, purchases of clinical equipment, investments in information systems and other capital expenditures.

As of May 5, 2010, we had cash and cash equivalents of $123.8 million and $89.6 million available under our $120.0 million revolving credit facility (which had been reduced by outstanding letters of credit, totaling $30.4 million). This entire amount is available to be drawn without violating leverage ratio requirements under financial covenants of the senior secured revolving

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

credit facility. We monitor the credit worthiness of financial institutions that participate in our credit facility and periodically test the availability of funds through short-term advances under the facility. However, there is no assurance that all such lenders will fund future borrowing requests for amounts currently available under our senior secured revolving credit facility in accordance with the terms of the facility. In the event that cash on hand, combined with amounts available under the senior secured revolving credit facility, is insufficient to fund our anticipated working capital requirements or we are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to us on terms that we consider acceptable.

We expect to fund our current capital needs with (i) cash flow generated from operations, (ii) borrowings under the revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital plans could be adversely impacted by poor operating performance which may result in decreased cash flow from operations and reduced credit availability under purchase money, lease or vendor payment terms. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance of institutions that participate in our senior secured revolving credit facility to satisfy their financial commitments to us.

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

Indebtedness

We have a significant amount of indebtedness. On March 31, 2010 we had aggregate indebtedness of approximately $1,588.7 million of which $1,079.1 million (including current maturities of $11.4 million) represents obligations of US Oncology, Inc., and $509.7 million represents an obligation of Holdings.

As of March 31, 2010 and December 31, 2009, the Company’s long-term indebtedness consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
US Oncology, Inc.
9.125% Senior Secured Notes, due 2017	$760,043	$759,680
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	20,271	25,945
Mortgage, capital lease obligations and other	20,743	21,242

	1,079,057	1,084,867
Less current maturities	(11,427)	(10,579)

	1,067,630	1,074,288

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	509,687	493,954

	$1,577,317	$1,568,242

Our financing arrangements are described in more detail in Note 7 to our Consolidated Financial Statements included our Annual Report on Form 10-K filed with the SEC on March 4, 2010.

The Senior Secured Revolving Credit Facility, the Senior Secured Notes due 2017 and the Senior Subordinated Notes due 2014 contain affirmative and negative covenants including the maintenance of certain financial ratios, restrictions on sales,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

leases or other dispositions of property, restrictions on other indebtedness, prohibitions on the payment of dividends and other customary restrictions. Events of default under the Senior Secured Notes and the unsecured notes include cross-defaults to all material indebtedness, including each of those financings as well as hedging obligations under the interest rate swap. Substantially all of our assets, including certain real property, are pledged as security on a second lien basis under the Senior Secured Notes.

Holdings Notes

On March 15, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due March 15, 2012 (the “Holdings Notes”). These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Holdings Notes entirely in cash, by increasing the principal amount of the Holdings Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Holdings Notes. Cash interest accrues on the Holdings Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Holdings Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable cash interest spread is 5.50% and reflects the final scheduled increase of 0.50% on March 15, 2010. The impact of scheduled spread increases is recognized as interest expense on a straight line basis to reflect a constant spread over the term of the Holdings Notes. During the three months ended March 31, 2010 and 2009, the Company elected to PIK interest on the Holdings Notes and total interest expense was $8.5 million and $10.4 million, respectively, which includes cash or PIK interest, as well as interest related to spread increases and the amortization of debt issuance costs.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior secured notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of March 31, 2010, US Oncology has the ability to make approximately $17.4 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology, excluding certain non-cash charges. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest.

In connection with issuing the Holdings Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. Based on projected LIBOR interest rates as of March 31, 2010, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2010. The Company’s annual payment obligations on the interest rate swap increase by $4.3 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s annual payment obligations on the interest rate swap decrease by $4.3 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. We expect to issue $17.1 million in notes to settle the interest due September 15, 2010. In addition, we expect to pay $9.9 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2010. During the three months ended March 31, 2010, US Oncology paid dividends in the amount of $9.2 million to Holdings to finance obligations related to the Holdings Notes and interest rate swap.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Financial Covenants

At March 31, 2010, we were in compliance with the financial covenants of our indebtedness and we expect to remain in compliance through March 31, 2011. The senior secured revolving credit facility contains the most restrictive covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio test, which becomes more restrictive over time. At March 31, 2010, the terms of the senior secured revolving credit facility required that we maintain a maximum leverage ratio of 7.00:1. As of March 31, 2010, the maximum leverage ratio, as calculated under the terms of the senior secured revolving credit facility, was 4.66:1. The ratio becomes more restrictive (generally semiannually beginning in 2011) and, at maturity in 2012, the maximum leverage ratio may not be more than 6.00:1. Our ability to access the senior secured revolving credit facility may be limited if we are not able to maintain compliance with these covenants through the facility’s maturity in August 2012.

Scheduled Maturities

Based on our financial projections, the Company will not be able to satisfy all scheduled maturities through cash on hand and cash generated through operations. Maturities during the year ending December 31, 2012 include $509.7 million of currently outstanding US Oncology Holdings, Inc. Floating Rate PIK Toggle Notes. Based on LIBOR rates as of March 31, 2010, if the Company were to settle all future interest payments in kind, the principal balance of the Notes would be approximately $580 million upon maturity in March 2012.

We anticipate that we will be dependent upon our ability to obtain external capital to satisfy the Holdings Notes maturing in March 2012. The Company intends to seek additional financing to satisfy its capital needs by accessing the public or private equity markets, refinancing these obligations through issuance of new indebtedness, modifying the terms of existing indebtedness or through a combination of these alternatives. There can be no assurance that additional financing, if available, will be made on terms acceptable to the Company.

Interest Rate Swap

We manage our debt portfolio to achieve an overall desired position of fixed and variable rates and may employ interest rate swaps to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments and the creditworthiness of the counterparty in such transactions. We engage in interest rate swap transactions only with commercial financial institutions we believe to be creditworthy. In connection with issuing the Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. Our interest rate swap counterparty is a subsidiary of Wachovia Corporation, which has been acquired by Wells Fargo & Company. Although we believe that our swap counterparty remains creditworthy, we cannot provide assurance that we are not at risk of counterparty default.

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

The Company recorded an unrealized loss of $5.1 million and $0.8 million during the three months ended March 31, 2010 and 2009, respectively. The Company’s consolidated balance sheet as of March 31, 2010 and December 31, 2009 includes a liability of $28.9 million and $32.9 million, respectively, to reflect the fair market value of the interest rate swap as of that date and is classified as follows (in thousands):

	Fair Value as of March 31, 2010	Fair Value as of December 31, 2009
Liabilities
Other accrued liabilities	$17,563	$17,742
Other long-term liabilities	11,356	15,204

Total	$28,919	$32,946

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

In addition, we expect to pay $9.9 million to settle the obligation under our interest rate swap agreement for the six month period ending September 15, 2010.

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes, an instrument with a similar credit profile and term as the interest rate swap, and the like-term treasury spread (as an estimate of a risk free rate). As a result of evaluating the Company’s nonperformance risk, the estimated fair value of the interest rate swap was reduced by $3.1 million and $3.4 million for the three months ended March 31, 2010 and year ended December 31, 2009, respectively. An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $6.4 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by the same amount. Because a portion of the Company’s indebtedness, approximately $84.7 million, remains exposed to changes in variable interest rates, movements that favorably impact the fair market value of the interest rate swap may increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

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

The annual report for the fiscal year ending December 31, 2010 will include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Until the current fiscal year, management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Company’s annual report.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

PART II – Other Information

Item 1.	Legal Proceedings

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefit and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 10, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and are incorporated by reference herein. There have been no significant developments related to the aforementioned legal proceedings in the current quarter.

Item 1A.	Risk Factors

The following is an update to Item 1A — Risk Factors contained in our 2009 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2009 Form 10-K. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict new risk factors, nor can it assess the impact, if any, of these risk factors on our business or the extent to which any factor or combination of factors may impact our business.

Our acquisitions, restructurings or divestitures may not be successful.

We have recently consummated acquisitions of businesses, including our acquisitions of CURE Media Group and NexCura, LLC, and we anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions involve numerous risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. We will also need to integrate acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate these businesses or their service offerings into our operations or realize anticipated synergies. Integrating the operations and personnel of acquired companies into our existing operations or separating from our existing operations the operations and personnel of businesses of which we may divest could result in difficulties, significant expense and accounting charges, disrupt our business or divert management’s time and attention. In connection with the integration of acquired operations or the conduct of our overall business strategies, we may periodically restructure our businesses and/or sell assets or portions of our business. We may not achieve expected cost savings from restructuring activities or realize the expected proceeds from sales of assets or portions of our business, and actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. Additionally, our final determinations and appraisals of the fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates. We cannot assure you that the fair value of acquired businesses will remain constant.

Transitioning physicians between our relationship models may result in impairment losses.

From time to time, physicians within our network may convert the relationship model under which they are affiliated with the Company to a different offering that is more aligned with the services they value. In some instances, physicians affiliated under targeted services arrangements expand their relationship to a comprehensive strategic alliance. In other instances, physicians affiliated through a comprehensive strategic alliance may seek to transition to a targeted arrangement. With respect to practices affiliated under comprehensive strategic alliances, we may have recorded an intangible asset associated with our contractual management agreement. Although we continue to generate cash flow through targeted relationships, our service agreement intangible asset may be impaired in the event that contract is terminated in connection with a physician practice transitioning to an alternative relationship.

Item 4.	Reserved

Removed and reserved.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Item 6.	Exhibits

Exhibit No.	Description

3.1[14]	Third Amended and Restated Certificate of Incorporation of US Oncology Holdings, Inc.

3.2[2]	Bylaws of US Oncology Holdings, Inc.

4.1[2]	Indenture, dated as of March 13, 2007, between US Oncology Holdings, Inc. and LaSalle Bank National Association as Trustee

4.2[2]	Form of Senior Floating Rate PIK Toggle Note due 2012 (included in Exhibit 4.1)

4.3[3]	Indenture, dated as of February 1, 2002, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.4[4]	Form of 9 5/ 8% Senior Subordinated Note due 2012 (included in Exhibit 4.4)

4.5[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and JP Morgan Chase Bank as Trustee

4.6[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.7[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.8[4]	Indenture, dated as of August 20, 2004, among Oiler Acquisition Corp. and LaSalle Bank National Association, as Trustee

4.9[4]	Form of 10 3/ 4% Senior Subordinated Note due 2014 (included in Exhibit 4.11)

4.10[4]	First Supplemental Indenture, dated as of August 20, 2004, among US Oncology, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee

4.11[4]	Accession Agreement, dated as of August 20, 2004, among the Guarantors listed therein

4.12[1]	Amended and Restated Stockholders Agreement, dated as of December 21, 2006

4.13[1]	Amended and Restated Registration Rights Agreement, dated as of December 21, 2006

4.14[12]	Form of 9.125% Senior Secured Notes due 2017

4.15[12]	Indenture, dated June 18, 2009 between the Company, the Subsidiary Guarantors named therein and Wilmington Trust FSB, as trustee

4.16[12]	Registration Rights Agreement dated June 4, 2009 between the Company, the Subsidiary Guarantors named therein and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers

10.1[11]	Form of Executive Employment Agreement, dated as of November 1, 2008, among US Oncology Holdings, Inc., US Oncology, Inc. and each of its executive officers.

10.2[4]	Form of Restricted Stock Agreement

10.3[4]	Form of Unit Grant

10.4[4]	US Oncology Holdings, Inc. Amended and Restated 2004 Equity Incentive Plan

10.5[4]	US Oncology Holdings, Inc. 2008 Long-Term Cash Incentive Plan

10.6[13]	Credit Agreement, dated as of August 26, 2009, among US Oncology Holdings, Inc., US Oncology, Inc., the Lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A., as Syndication Agents, and JPMorgan Chase Bank, N.A. as Documentation Agent

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

10.7[13]	Guarantee and Collateral Agreement, dated as of August 26, 2009, among US Oncology Holdings, Inc., US Oncology, Inc., the subsidiaries of US Oncology, Inc. identified therein, and Deutsche Bank Trust Company Americas, as Collateral Agent

10.8[14]	US Oncology Holdings, Inc. Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan

10.9[14]	US Oncology Holdings, Inc. Amended and Restated Director Stock Option and Restricted Stock Award Plan

14[8]	Code of Ethics

31.1†	Certification of Chief Executive Officer

31.2†	Certification of Chief Financial Officer

32.1†	Certification of Chief Executive Officer

32.2†	Certification of Chief Financial Officer

[1]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on December 27, 2006, and incorporated herein by reference.
[2]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.
[3]	Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference.
[4]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on January 7, 2008.
[5]	Filed as Exhibit 10.1 to the 8-K filed by US Oncology, Inc. on March 29, 2005, and incorporated herein by reference.
[6]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on November 21, 2005, and incorporated herein by reference.
[7]	Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on July 13, 2006, and incorporated herein by reference.
[8]	Filed as Exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
[9]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.
[10]	Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on December 4, 2007, and incorporated herein by reference.
[11]	Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
[12]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on June 18, 2009, and incorporated herein by reference.
[13]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on August 28, 2009, and incorporated herein by reference.
[14]	Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on October 7, 2009, and incorporated herein by reference.
†	Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Date: May 7, 2010:	By:	/s/ Michael A. Sicuro
Michael A. Sicuro,
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

Date: May 7, 2010:	By:	/s/ Kevin F. Krenzke
Kevin F. Krenzke,
Chief Accounting Officer
(principal accounting officer)