Form 10-Q
period 2010-06-30
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2010-08-11
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes       No ✓

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in rule 12b-2 of the Exchange Act). Yes       No ✓

As of August 5, 2010, 423,082,006 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$184,122	$161,811	$184,093	$161,589
Accounts receivable	397,329	349,659	397,329	349,659
Other receivables	25,320	30,928	25,320	30,928
Prepaid expenses and other current assets	25,174	20,818	25,135	20,818
Inventories	152,167	152,642	152,167	152,642
Deferred income taxes	12,136	12,136	6,002	6,002
Due from affiliates	43,030	48,052	25,628	30,699

Total current assets	839,278	776,046	815,674	752,337
Property and equipment, net	389,098	404,928	389,098	404,928
Service agreements, net	240,195	251,397	240,195	251,397
Goodwill	378,917	377,270	378,917	377,270
Other assets	76,277	78,586	72,152	73,259

Total assets	$1,923,765	$1,888,227	$1,896,036	$1,859,191

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term indebtedness	$11,395	$10,579	$11,395	$10,579
Accounts payable	343,448	279,948	343,251	279,788
Due to affiliates	106,462	110,888	106,462	110,888
Accrued compensation cost	46,748	50,775	46,748	50,775
Accrued interest payable	39,706	40,373	39,706	40,373
Income taxes payable	3,964	4,702	2,396	3,114
Other accrued liabilities	47,556	51,450	29,724	33,691

Total current liabilities	599,279	548,715	579,682	529,208

Deferred revenue	3,842	4,636	3,842	4,636
Deferred income taxes	12,784	12,711	36,328	36,658
Long-term indebtedness	1,577,176	1,568,242	1,067,489	1,074,288
Other long-term liabilities	48,292	44,796	20,524	15,739

Total liabilities	2,241,373	2,179,100	1,707,865	1,660,529

Commitments and contingencies (Note 10)

Equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 423,082,006 and 422,951,505 shares issued and outstanding in 2010 and 2009, respectively	423	423	-	-
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	-	-	1	1
Additional paid-in capital	110,026	108,723	544,083	551,986
Accumulated deficit	(443,108)	(415,624)	(370,964)	(368,930)

Total Company stockholders’ (deficit) equity	(332,659)	(306,478)	173,120	183,057
Noncontrolling interests	15,051	15,605	15,051	15,605

Total equity (deficit)	(317,608)	(290,873)	188,171	198,662

Total liabilities and equity (deficit)	$1,923,765	$1,888,227	$1,896,036	$1,859,191

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Product revenue	$620,730	$594,572	$620,730	$594,572
Service revenue	297,629	287,075	297,629	287,075

Total revenue	918,359	881,647	918,359	881,647

Cost of products	614,647	582,219	614,647	582,219

Cost of services:
Operating compensation and benefits	140,960	138,146	140,960	138,146
Other operating costs	86,663	82,648	86,663	82,648
Depreciation and amortization	17,440	17,935	17,440	17,935

Total cost of services	245,063	238,729	245,063	238,729

Total cost of products and services	859,710	820,948	859,710	820,948
General and administrative expense	20,303	16,290	20,237	16,256
Impairment and restructuring charges	3,269	381	3,269	381
Depreciation and amortization	6,959	7,237	6,959	7,237

	890,241	844,856	890,175	844,822

Income from operations	28,118	36,791	28,184	36,825

Other income (expense):
Interest expense, net	(36,142)	(32,184)	(27,672)	(22,484)
Loss on early extinguishment of debt	-	(22,353)	-	(22,353)
Loss on interest rate swap	(2,842)	(1,653)	-	-
Other income (expense), net	(387)	37	(387)	37

Income (loss) before income taxes	(11,253)	(19,362)	125	(7,975)
Income tax benefit (provision)	(723)	2,913	(1,009)	1,324

Net loss	(11,976)	(16,449)	(884)	(6,651)
Less: Net income attributable to noncontrolling interests	(1,016)	(944)	(1,016)	(944)

Net loss attributable to the Company	$(12,992)	$(17,393)	$(1,900)	$(7,595)

Other comprehensive income (loss):
Net income (loss)	$11,976	$16,449	$125	$(7,975)
Comprehensive income attributable to noncontrolling interests	(1,016)	(944)	(1,016)	(944)

Comprehensive loss attributable to the Company	$(12,992)	$(17,393)	$(1,900)	$(7,595)

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Product revenue	$1,209,777	$1,157,652	$1,209,777	$1,157,652
Service revenue	589,044	566,556	589,044	566,556

Total revenue	1,798,821	1,724,208	1,798,821	1,724,208

Cost of products	1,196,434	1,133,804	1,196,434	1,133,804

Cost of services:
Operating compensation and benefits	282,839	275,786	282,839	275,786
Other operating costs	169,343	163,344	169,343	163,344
Depreciation and amortization	34,928	35,500	34,928	35,500

Total cost of services	487,110	474,630	487,110	474,630

Total cost of products and services	1,683,544	1,608,434	1,683,544	1,608,434
General and administrative expense	40,023	34,461	39,871	34,387
Impairment and restructuring charges	4,081	1,790	4,081	1,790
Depreciation and amortization	15,225	14,770	15,225	14,770

	1,742,873	1,659,455	1,742,721	1,659,381

Income from operations	55,948	64,753	56,100	64,827

Other income (expense):
Interest expense, net	(72,046)	(65,193)	(55,117)	(45,106)
Loss on early extinguishment of debt	-	(22,353)	-	(22,353)
Loss on interest rate swap	(7,986)	(2,416)	-	-
Other income (expense), net	(157)	37	(157)	37

Income (loss) before income taxes	(24,241)	(25,172)	826	(2,595)
Income tax benefit (provision)	(1,297)	4,024	(914)	(2,280)

Net loss	(25,538)	(21,148)	(88)	(4,875)
Less: Net income attributable to noncontrolling interests	(1,946)	(1,703)	(1,946)	(1,703)

Net loss attributable to the Company	$(27,484)	$(22,851)	$(2,034)	$(6,578)

Other comprehensive income (loss):
Net loss	$(25,538)	$(21,148)	$(88)	$(4,875)
Comprehensive income attributable to noncontrolling interests	(1,946)	(1,703)	(1,946)	(1,703)

Comprehensive loss attributable to the Company	$(27,484)	$(22,851)	$(2,034)	$(6,578)

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(unaudited, in thousands)

	US Oncology Holdings, Inc. Shareholders
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total

Balance at December 31, 2009	422,951	$423	$108,723	$(415,624)	$15,605	$(290,873)

Share-based compensation	-	-	1,269	-	-	1,269
Exercise of options to purchase common stock	26	-	34	-	-	34
Restricted stock award issuances	225	-	-	-	-	-
Forfeiture of restricted stock awards	(120)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	(2,500)	(2,500)
Net income (loss)	-	-	-	(27,484)	1,946	(25,538)

Balance at June 30, 2010	423,082	$423	$110,026	$(443,108)	$15,051	$(317,608)

US ONCOLOGY, INC. CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited, in thousands, except share information)
	US Oncology, Inc. Shareholder
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total

Balance at December 31, 2009	100	$1	$551,986	$(368,930)	$15,605	$198,662

Share-based compensation	-	-	1,269	-	-	1,269
Dividend paid	-	-	(9,172)	-	-	(9,172)
Distributions to noncontrolling interests	-	-	-	-	(2,500)	(2,500)
Net income (loss)	-	-	-	(2,034)	1,946	(88)

Balance at June 30, 2010	100	$1	$544,083	$(370,964)	$15,051	$188,171

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net loss	$(25,538)	$(21,148)	$(88)	$(4,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	54,494	54,898	53,295	53,705
Impairment and restructuring charges	4,081	1,790	4,081	1,790
Deferred income taxes	73	(6,034)	(330)	2,056
Non-cash compensation expense	1,269	837	1,269	837
Gain on sale of assets	(655)	-	(655)	-
Equity earnings of joint ventures	(388)	(1,530)	(388)	(1,530)
Loss on interest rate swap	7,986	2,416	-	-
Non-cash interest under PIK election	16,350	18,389	-	-
Loss on early extinguishment of debt	-	22,353	-	22,353
(Increase) Decrease in:
Accounts and other receivables	(42,742)	4,854	(42,742)	4,854
Prepaid expenses and other current assets	298	(2,647)	337	(2,647)
Inventories	475	20,667	475	20,667
Other assets	-	30	-	30
Increase (Decrease) in:
Accounts payable	66,769	(2,938)	66,732	(2,875)
Due from/to affiliates	663	(2,349)	712	(2,486)
Income taxes receivable/payable	(738)	(72)	(718)	(1,858)
Other accrued liabilities	(16,311)	(20,026)	(6,495)	(16,466)

Net cash provided by operating activities	66,086	69,490	75,485	73,555

Continued on following page

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash flows from investing activities:
Acquisition of property and equipment	(29,731)	(37,499)	(29,731)	(37,499)
Net payments in affiliation transactions	(1,764)	(3,369)	(1,764)	(3,369)
Net payments for acquisition of business	(4,367)	-	(4,367)	-
Distributions from unconsolidated subsidiaries	2,142	1,494	2,142	1,494
Investments in unconsolidated subsidiaries	(767)	(53)	(767)	(53)

Net cash used in investing activities	(34,487)	(39,427)	(34,487)	(39,427)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	-	758,926	-	758,926
Repayment of term loan	-	(436,666)	-	(436,666)
Repayment of Senior Notes	-	(311,578)	-	(311,578)
Repayment of other indebtedness	(6,712)	(8,905)	(6,712)	(8,905)
Debt financing costs	(110)	(16,157)	(110)	(16,157)
Net distributions to parent	-	-	(9,172)	(4,064)
Distributions to noncontrolling interests	(2,500)	(1,156)	(2,500)	(1,156)
Proceeds from exercise of stock options	34	-	-	-

Net cash used in financing activities	(9,288)	(15,536)	(18,494)	(19,600)

Increase in cash and cash equivalents	22,311	14,527	22,504	14,528
Cash and cash equivalents:
Beginning of period	161,811	104,477	161,589	104,476

End of period	$184,122	$119,004	$184,093	$119,004

Interest paid	$52,485	$53,388	$52,474	$53,376
Income taxes paid	1,659	2,081	1,659	2,081
Non-cash investing and financing transactions:
Notes issued for interest paid-in-kind	15,733	18,865	-	-
Accretion of dividends on preferred stock	-	12,706	-	-

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

The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries which provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in cancer-related clinical research studies. US Oncology is affiliated with 1,324 physicians operating in 497 locations, including 99 radiation oncology facilities in 39 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature, except for the adoption of the accounting standards discussed in Note 11, and considered necessary to be a fair statement of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2010.

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

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended June 30, 2010 and 2009, the affiliated practices under comprehensive service agreements derived 40.6% and 39.7%, respectively, of their net patient revenue from services provided under the Medicare program (of which 7.4% and 6.8%, respectively, relate to Medicare managed care) and 4.1% and 3.8%, respectively, from services provided under state Medicaid programs. For the six months ended June 30, 2010 and 2009, the affiliated practices under comprehensive service agreements derived 40.4% and 39.5%, respectively, of their net patient revenue from services provided under the Medicare program (of which 7.2% and 6.6%, respectively, relate to Medicare managed care) and 4.1% and 3.7%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in all periods. One additional payer, depending on the quarter, may represent more or less than 10% of the aggregate net revenues of affiliated practices under comprehensive service agreements. During the six months ended June 30, 2010 and 2009, that payer represented 9.7% and 10.0%, respectively, of such affiliated practices’ aggregate net revenues. Changes in the payer reimbursement rates, or in an affiliated practices’ payer mix could materially and adversely affect the Company’s revenues.

Erythropoiesis-stimulating agents (“ESAs”) are drugs used for the treatment of anemia, a condition that occurs when the level of healthy red blood cells in the body becomes too low, thus inhibiting the blood’s ability to carry oxygen. Many cancer

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

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

On July 30, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a National Coverage Determination (“NCD”) establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with us. In addition, the Oncologic Drugs Advisory Committee (“ODAC”) met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings, on July 30, 2008, the Food and Drug Administration (“FDA”) published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement (rather than prescribing) for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers.

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

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, particularly on its medical oncology services and pharmaceutical services segments. Operating income attributable to ESAs administered by our network of affiliated physicians was $5.0 million and $5.5 million during the three months ended June 30, 2010 and 2009, respectively, and $9.3 million and $10.8 million during the six months ended June 30, 2010 and 2009, respectively. The operating income reflects results from our medical oncology services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our pharmaceutical services segment which includes purchases by physicians affiliated under the targeted physician services model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under both of these arrangements. The impact of the REMS is not yet known as prescribing patterns are changing now that the REMS is in effect.

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

On October 30, 2009, CMS announced final changes to policies and payment rates for services to be furnished during 2010 by physicians and nonphysician practitioners who are paid under the Medicare physician fee schedule. Under the statutory formula, the conversion factor for 2010 was estimated to decrease by 21.3% unless Congress again enacted superseding legislation. In addition, CMS projected that changes to policies and payment rates for 2010 would result in a 1% decrease (6% decrease in 2013 under 4-year phase-in) in overall payments to the specialty of hematology/oncology and a 1% decrease (5% decrease in 2013) in overall payments to the specialty of radiation oncology. To date, there have been four extensions approved by Congress and signed by President Obama delaying the 21.3% payment reduction. The most recent, approved by Congress and signed by the president on June 25, 2010, is The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (H.R. 3962) which delays the payment reduction until November 30, 2010 and includes a 2.2%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

increase in the conversion factor for services provided from June 1, 2010 through November 30, 2010. H.R. 3962 also included rate change adjustments related to the Geographic Practice Cost Index retroactive to services provided beginning January 1, 2010.

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for approximately 25% of revenue for the six month periods ended June 30, 2010, and 2009. Set forth below is selected, unaudited financial information for Texas Oncology (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue of Texas Oncology, P.A.	$227,524	$220,413	$447,652	$431,916
Less: Reimbursement of expenses	214,193	206,858	421,639	408,128

Earnings component of management fee	$13,331	$13,555	$26,013	$23,788

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

Liabilities consist of the Company’s interest rate swap only, which is valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, are classified as Level 2. Under the interest rate swap, the Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final interest settlement date on March 15, 2012. The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, which results in a net liability position, as well as the counterparty’s credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the “Holdings Notes” (exchange notes registered with the SEC in 2007), an instrument with a similar credit profile and term as the interest rate swap, and the like term treasury spread (as an estimate of a risk free rate). An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the interest rate swap by $5.7 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by $5.4 million. As of June 30, 2010, $84.7 million of the Company’s indebtedness remains exposed to changes in variable interest rates. As such, movements that favorably impact the fair market value of the interest rate swap will increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Liabilities
Other accrued liabilities	17,830	-	17,830	-
Other long-term liabilities	13,930	-	13,930	-

Total	$31,760	$-	$31,760	$-

Non-designated Derivative Instrument

The Company’s interest rate swap agreement described above was initially designated as a cash flow hedge against the variability of cash future interest payments on the Holdings Notes (see Note 6 – Indebtedness). The Company no longer believes that payment of cash interest on the entire principal of the outstanding Holdings Notes remains probable and has discontinued cash flow hedge accounting for the interest rate swap. Subsequent to discontinuation of hedge accounting, the Company has recognized all unrealized losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. Holdings recognized unrealized losses during the three and six months ended June 30, 2010 and 2009 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Loss on interest rate swap	$(2,842)	$(1,653)	$(7,986)	$(2,416)

Although cash flow hedge accounting is no longer applied to the interest rate swap, the Company believes the swap, economically, remains a hedge against the variability in a portion of interest accruing on the Holdings Notes.

NOTE 4 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships, trademarks and goodwill during the six months ended June 30, 2010 consisted of the following (in thousands):

	Service	Customer			Accumulated
	Agreements,	Relationships,	Patents &		Impairment
	net	net	Trademarks	Goodwill	Loss	Goodwill, net

Balance at December 31, 2009	$251,397	$3,244	$-	$757,270	$(380,000)	$377,270
Additions	1,763	2,180	990	1,647	-	1,647
Impairment charges	(2,523)	-	-	-	-	-
Amortization expense and other	(10,442)	(330)	(56)	-	-	-

Balance at June 30, 2010	$240,195	$5,094	$934	$758,917	$(380,000)	$378,917

Average of straight-line based amortization period remaining in years as of June 30, 2010	12	7	4	N/A

Customer relationships, net, are classified as Other Assets in the accompanying Condensed Consolidated Balance Sheets. Accumulated amortization relating to service agreements was $79.0 million and $73.4 million at June 30, 2010 and December 31, 2009, respectively. The amortization expense of amortizable intangible assets for the six months ended June 30, 2010 was $10.8 million, and the estimated amortization expense for the five succeeding years approximates $20 million per year.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

During the six months ended June 30, 2010, the Company recorded additions to certain intangible assets related to the acquisition of CURE Media Group for cash consideration of $4.4 million. Additions to customer relationships of $2.2 million, trademarks of $0.5 million and goodwill of $1.6 million, as noted in the table above, all relate to this acquisition. Goodwill related to our acquisition of the CURE Media Group is included in the pharmaceutical services segment. In addition, the Company recorded additions to patents and trademarks related to the acquisition of NexCura of $0.5 million. During the three months ended June 30, 2010, the Company impaired service agreement intangible assets with a carrying value of $2.5 million (see Note 5 – “Impairment and Restructuring Charges”),

The carrying value of goodwill and the carrying value of service agreements are subject to impairment tests under generally accepted accounting principles. There were no impairments of goodwill identified during the six months ended June 30, 2010. However, future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges.

NOTE 5 – Impairment and Restructuring Charges

Impairment and restructuring charges recognized during the three months and six months ended June 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Severance costs	$746	$371	$1,466	$1,613
Service agreements, net	2,523	-	2,523	150
Other, net	-	10	92	27

Total	$3,269	$381	$4,081	$1,790

During the three months and six months ended June 30, 2010, the Company recorded $0.7 million and $1.5 million, respectively, of severance charges for involuntary terminations. These charges will be paid through the first quarter of 2011. In addition, an unamortized service agreement intangible was impaired for $2.5 million related to a practice which terminated its comprehensive strategic alliance arrangement.

During the three months and six months ended June 30, 2009, the Company recorded $0.4 million and $1.6 million, respectively, of severance charges related to certain corporate personnel in connection with efforts to reduce costs. In addition, an unamortized service agreement intangible was impaired for $0.2 million related to a practice which converted from a comprehensive strategic alliance model to a targeted physician services relationship.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 6 – Indebtedness

As of June 30, 2010 and December 31, 2009, long-term indebtedness consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

US Oncology, Inc.
9.125% Senior Secured Notes, due 2017	760,409	759,680
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	20,221	25,945
Mortgage, capital lease obligations and other	20,254	21,242

	1,078,884	1,084,867
Less current maturities	(11,395)	(10,579)

	1,067,489	1,074,288

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	509,687	493,954

	$1,577,176	$1,568,242

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of June 30, 2010, are as follows (in thousands):

	Twelve months ending June 30,
	2011	2012	2013	2014	2015	Thereafter
US Oncology payments due	$11,395	$8,310	$8,338	$2,082	$280,987	$782,363
Holdings payments due	-	509,687	-	-	-	-

	$11,395	$517,997	$8,338	$2,082	$280,987	$782,363

Financial Covenants

At June 30, 2010, we were in compliance with the financial covenants of our indebtedness. The senior secured revolving credit facility contains the most restrictive financial maintenance covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio test, which becomes more restrictive over time. At June 30, 2010, the terms of the senior secured revolving credit facility required that we maintain a maximum leverage ratio of 7.00:1. As of June 30, 2010, the maximum leverage ratio, as calculated under the terms of the senior secured revolving credit facility, was 4.80:1. The ratio becomes more restrictive (generally semiannually beginning in 2011) and, at maturity in 2012, the maximum leverage ratio may not be more than 6.00:1. Our ability to access the senior secured revolving credit facility may be limited if we are not able to maintain compliance with these covenants through the facility’s maturity in August 2012.

Senior Secured Revolving Credit Facility

On August 26, 2009, the Company entered into a $120.0 million Senior Secured Revolving Credit Facility, including a letter of credit sub-facility and a swingline loan sub-facility, which matures on August 31, 2012. The Senior Secured Revolving Credit Facility is guaranteed on a senior secured basis by the wholly-owned domestic subsidiaries and is secured on a first lien priority basis (subject to certain exceptions and permitted liens) by substantially all the tangible and intangible assets and properties of the Company and such guarantors. At June 30, 2010, availability had been reduced by outstanding letters of credit amounting to $30.4 million and $89.6 million was available for borrowing. At June 30, 2010, no amounts had been borrowed under the Senior Secured Revolving Credit Facility.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Senior Floating Rate PIK Toggle Notes

On March 15, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due March 15, 2012 (the “Holdings Notes”). These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Holdings Notes entirely in cash, by increasing the principal amount of the Holdings Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Holdings Notes. Cash interest accrues on the Holdings Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Holdings Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether interest will be paid in cash or in kind prior to the start of the applicable interest period. The applicable spread is 5.50% and reflects an increase of 0.50% on March 15, 2010. The impact of scheduled spread increases is recognized as interest expense on a straight line basis to reflect a constant spread over the term of the Holdings Notes. During the six months ended June 30, 2010 and 2009, the Company elected to PIK interest on the Holdings Notes and total interest expense was $16.9 million and $20.1 million, respectively, which includes cash or PIK interest, as well as interest related to spread increases and the amortization of debt issuance costs.

Holdings may redeem all or any of the Holdings Notes at 101% of the redemption prices if redeemed prior to September 15, 2010 and at 100% of the redemption prices if redeemed on or after September 15, 2010.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of June 30, 2010, US Oncology has the ability to make approximately $17.5 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50% of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology, excluding certain non-cash charges such as the $25.1 million loss on early extinguishment of debt in 2009. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest. In connection with issuing the Holdings Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012 (see Note 3). Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. Based on projected LIBOR interest rates as of June 30, 2010, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2010. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. We expect to issue $17.1 million in notes to settle the interest due in September 2010. In addition, we are required to pay $9.9 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2010. During the six months ended June 30, 2010, US Oncology paid dividends in the amount of $9.2 million to Holdings to finance obligations related to the Holdings Notes and interest rate swap.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The fair value of the Company’s long term indebtedness is estimated based on quoted market prices or prices quoted from third party financial institutions. The carrying amount and fair value of the indebtedness, including the current portion, are as follows:

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.125% Senior Secured Notes, due 2017 (a)	$775,000	$790,500	$775,000	$804,063
10.75% Senior Subordinated Notes, due 2014	275,000	282,563	275,000	287,375
Holdings Senior Floating Rate PIK Toggle Notes, due 2012	509,687	$474,009	493,954	456,907

(a) Does not include $14.6 million unamortized original issue discount balance.

NOTE 7 - Stock-Based Compensation

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

US Oncology Holdings, Inc. Amended and Restated 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004 and twice amended effective January 1, 2008 and October 1, 2009. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Based on the individual vesting criteria for each award, the Company recorded compensation expense of $0.6 million and $1.3 million during the three and six months ended June 30, 2010, respectively and $0.3 million and $0.8 million during the three and six months ended June 2009, respectively, related to restricted stock and stock option awards made under the Equity Incentive Plan. At June 30, 2010, 1,472,219 shares of either restricted stock or stock options and 12,447,681 shares of stock options were available for future awards.

The Company granted awards of 25,000 and 125,000 restricted shares with an aggregate fair value at the time of grant of less than $0.1 million during the three and six months ended June 30, 2010, respectively, and 250,000 restricted shares with an aggregate fair value at the time of grant of approximately $0.1 million during the six months ended June 30, 2009. Restricted shares vest over a three to five year period from the date of grant. During the six months ended June 30, 2010 there were 120,000 restricted shares forfeited by holders and during the three and six months ended June 30, 2009, 386,100 and 597,600 restricted shares were forfeited by holders, respectively.

The following summarizes activity for restricted shares awarded under the Equity Incentive Plan for the six months ended June 30, 2010:

Restricted Shares

Restricted shares outstanding, December 31, 2009	10,869,851
Granted	125,000
Forfeited	(120,000)
Vested	(2,174,697)

Restricted shares outstanding, June 30, 2010	8,700,154

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The following summarizes activity for options awarded under the Equity Incentive Plan for the six months ended June 30, 2010:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, December 31, 2009	13,319,050	$1.50
Exercised	(25,500)	1.33
Forfeited	(62,000)	1.38

Balance, June 30, 2010	13,231,550	1.49	9.1

Options exercisable, June 30, 2010	361,850	1.42	5.1

At June 30, 2010, 13,231,550 options to purchase Holdings common stock were outstanding. During the six months ended June 30, 2010 and 2009, there were no options granted to purchase common shares. Compensation expense related to options granted has been recorded based on the fair value as of the grant date and vesting provisions.

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

Through June 30, 2010, options to purchase 209,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan as amended, with exercise prices ranging from $0.23 to $2.72. At June 30, 2010, 126,000 options to purchase Holdings common stock were outstanding. The options vest six months after the date of grant. During the six months ended June 30, 2010, there were no exercises of options issued under the Amended Director Plan. The Company granted 100,000 shares of restricted common stock during the three and six months ended June 30, 2010. Through June 30, 2010, 236,000 shares of restricted common stock have been granted to directors under the Amended Director Plan. At June 30, 2010, 236,000 shares of restricted common stock were outstanding. At June 30, 2010, 555,000 shares were available for future awards under the Amended Director Plan.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 8 – Income Taxes

The effective tax rate for the three months and six months ended June 30, 2010 and 2009 was as follows (dollars in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Income (loss) before income taxes	$(11,253)	$(19,362)	$125	$(7,975)
Less: Income before income taxes attributable to noncontrolling interests	(1,016)	(944)	(1,016)	(944)

Loss before income taxes attributable to the Company	$(12,269)	$(20,306)	$(891)	$(8,919)

Income tax benefit (provision) attributable to the Company	$(723)	$2,913	$(1,009)	$1,324

Effective tax rate attributable to the Company	(5.9)%	14.3%	(113.2)%	14.8%

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Income (loss) before income taxes	$(24,241)	$(25,172)	$826	$(2,595)
Less: Income before income taxes attributable to noncontrolling interests	(1,946)	(1,703)	(1,946)	(1,703)

Loss before income taxes attributable to the Company	$(26,187)	$(26,875)	$(1,120)	$(4,298)

Income tax benefit (provision) attributable to the Company	$(1,297)	$4,024	$(914)	$(2,280)

Effective tax rate attributable to the Company	(5.0)%	15.0%	(81.6)%	(53.0)%

The difference between the effective tax rate for Holdings and US Oncology relates to the incremental expenses associated with Holdings’ separate capitalization and general and administrative expenses incurred by Holdings. These differences increase Holdings’ taxable loss and, consequently, alter the impact of non-deductible costs and certain state income taxes assessed on a different basis than federal income taxes on its effective tax rate. Additionally, Holdings has recorded a valuation allowance to reduce its deferred tax assets to their estimated realizable value.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The difference between our effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows (dollars in thousands):

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Three Months Ended June 30,				Three Months Ended June 30,
	2010		2009		2010		2009

U.S. statutory income tax rate	$4,294	35.0%	$7,107	35.0%	$312	35.0%	$3,122	35.0%
Non-deductible expenses	(237)	(1.9)	(929)	(4.6)	(237)	(26.6)	(695)	(7.8)
State income taxes, net of federal benefit (1)	1	-	(242)	(1.2)	(349)	(39.2)	(1,709)	(19.2)
Reserve for uncertain tax positions	550	4.5	38	0.2	(170)	(19.1)	38	0.4
Valuation allowance	(4,173)	(34.0)	(2,514)	(12.4)	-	-	-	-
Other (2)	(1,158)	(9.5)	(547)	(2.7)	(565)	(63.3)	568	6.4

Effective tax benefit (provision) (3)	$(723)	(5.9)%	$2,913	14.3%	$(1,009)	(113.2)%	$1,324	14.8%

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Six Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009

U.S. statutory income tax rate	$9,165	35.0%	$9,406	35.0%	$392	35.0%	$1,505	35%
Non-deductible expenses	(474)	(1.8)	(1,183)	(4.4)	(474)	(42.3)	(949)	(22.1)
State income taxes, net of federal benefit (1)	69	0.3	(724)	(2.7)	(698)	(62.4)	(2,274)	(52.9)
Reserve for uncertain tax positions	550	2.1	(562)	(2.1)	(170)	(15.1)	(562)	(13.0)
Valuation allowance	(9,449)	(36.1)	(2,514)	(9.4)	-	-	-	-
Other (2)	(1,158)	(4.5)	(399)	(1.4)	36	3.2	-	-

Effective tax benefit (provision) (3)	$(1,297)	(5.0)%	$4,024	15.0%	$(914)	(81.6)%	$(2,280)	(53.0)%

(1)	The Texas state margin tax became effective January 1, 2007. Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted to compute federal income tax of an entity may not be considered in assessing an obligation for margin tax.
(2)	For the three and six months ended June 30, 2010, a FASB Interpretation No. 18 (“FIN 18”) adjustment was made in the interim financial statements to increase the income tax provision for US Oncology Holdings, Inc. to the effective tax rate based on the estimated results for the year ended December 31, 2010.
(3)	For the six months ended June 30, 2010, the annual effective tax rate for US Oncology, Inc. for the year ended December 31, 2010 could not be reasonably estimated because the Company expects its pretax income for the year to be near breakeven.

At June 30, 2010, the Company had a gross federal net operating loss carryforward benefit of approximately $136.8 million that will begin to expire in 2027. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is not more likely than not that Holdings will realize all of the benefits of its deferred tax assets and accordingly has recorded a valuation allowance of $25.9 million against it deferred tax assets as of June 30, 2010.

As of June 30, 2010, the Company had an accrual for uncertain tax positions of $1.4 million which is generally expected to settle within the next twelve months. The Company’s federal uncertain tax position of $1.5 million was reversed in the current quarter as a result of a settlement with the IRS of which $0.7 million is reflected as an income tax benefit, $0.5 million as a reduction in Holding’s net operating loss carryforward, and $0.3 million as a current payable for payment of excise taxes.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The tables below present segment results for the three months and six months ended June 30, 2010 and 2009 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended June 30, 2010

	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

US Oncology, Inc.
Product revenue	$451,095	$-	$639,746	$-	$-	$(470,111)	$620,730
Service revenue	162,650	99,476	15,639	19,864	-	-	297,629

Total revenue	613,745	99,476	655,385	19,864	-	(470,111)	918,359
Operating expenses	(594,365)	(65,469)	(633,547)	(19,001)	(20,236)	470,111	(862,507)
Impairment and restructuring charges	(2,523)	-	-	-	(746)	-	(3,269)
Depreciation and amortization	-	(9,145)	(683)	(61)	(14,510)	-	(24,399)

Income (loss) from operations	$16,857	$24,862	$21,155	$802	$(35,492)	$-	$28,184

US Oncology Holdings, Inc.
Operating expenses	$-	$-	$-	$-	$(66)	$-	$(66)

Income (loss) from operations	$16,857	$24,862	$21,155	$802	$(35,558)	$-	$28,118

Goodwill	$28,913	$191,424	$158,580	$-	$-	$-	$378,917

	Three Months Ended June 30, 2009

	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

US Oncology, Inc.
Product revenue	$449,892	$-	$608,365	$-	$-	$(463,685)	$594,572
Service revenue	155,666	97,143	15,796	18,470	-	-	287,075

Total revenue	605,558	97,143	624,161	18,470	-	(463,685)	881,647
Operating expenses	(588,340)	(62,545)	(598,775)	(17,103)	(16,191)	463,685	(819,269)
Impairment and restructuring charges	(10)	-	-	-	(371)	-	(381)
Depreciation and amortization	-	(9,640)	(467)	(66)	(14,999)	-	(25,172)

Income (loss) from operations	$17,208	$24,958	$24,919	$1,301	$(31,561)	$-	$36,825

US Oncology Holdings, Inc.
Operating expenses	$-	$-	$-	$-	$(34)	$-	$(34)

Income (loss) from operations	$17,208	$24,958	$24,919	$1,301	$(31,595)	$-	$36,791

Goodwill	$28,913	$191,424	$156,933	$-	$-	$-	$377,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

	Six Months Ended June 30, 2010

	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

US Oncology, Inc.
Product revenue	$886,665	$-	$1,242,706	$-	$-	$(919,594)	$1,209,777
Service revenue	322,213	197,750	30,898	38,183	-	-	589,044

Total revenue	1,208,878	197,750	1,273,604	38,183	-	(919,594)	1,798,821
Operating expenses	(1,171,483)	(130,217)	(1,229,259)	(37,251)	(39,871)	919,594	(1,688,487)
Impairment and restructuring charges	(2,615)	-	-	-	(1,466)	-	(4,081)
Depreciation and amortization	-	(18,960)	(1,274)	(120)	(29,799)	-	(50,153)

Income (loss) from operations	$34,780	$48,573	$43,071	$812	$(71,136)	$-	$56,100

US Oncology Holdings, Inc.
Operating expenses	$-	$-	$-	$-	$(152)	$-	$(152)

Income (loss) from operations	$34,780	$48,573	$43,071	$812	$(71,288)	$-	$55,948

Goodwill	$28,913	$191,424	$158,580	$-	$-	$-	$378,917

	Six Months Ended June 30, 2009

	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

US Oncology, Inc.
Product revenue	$879,054	$-	$1,170,795	$-	$-	$(892,197)	$1,157,652
Service revenue	308,434	189,460	30,969	37,693	-	-	566,556

Total revenue	1,187,488	189,460	1,201,764	37,693	-	(892,197)	1,724,208
Operating expenses	(1,153,711)	(123,604)	(1,154,012)	(33,869)	(34,322)	892,197	(1,607,321)
Impairment and restructuring charges	(177)	-	-	-	(1,613)	-	(1,790)
Depreciation and amortization	-	(19,016)	(1,174)	(146)	(29,934)	-	(50,270)

Income (loss) from operations	$33,600	$46,840	$46,578	$3,678	$(65,869)	$-	$64,827

US Oncology Holdings, Inc.
Operating expenses	$-	$-	$-	$-	$(74)	$-	$(74)

Income (loss) from operations	$33,600	$46,840	$46,578	$3,678	$(65,943)	$-	$64,753

Goodwill	$28,913	$191,424	$156,933	$-	$-	$-	$377,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

Revenue related to the Research/Other segment for the three months ended June 30, 2010 includes an out of period adjustment to correct accounting errors of approximately $1.4 million, of which $1.0 million related to services rendered during the year ended December 31, 2009 and $0.4 million related to services rendered during the three months ended March 31, 2010, which were billed to sponsors during the current quarter for currently ongoing trials. As a result, the Company increased revenue recognized by $1.4 million in its Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) which was offset by an increase in Other Receivables in its Condensed Consolidated Balance Sheet as of June 30, 2010.

Also, during the three months ended June 30, 2010, the Company recorded an adjustment to certain leasehold improvements that had been incorrectly depreciated beyond their historical cost as a result of receiving a partial cost reimbursement related to these assets from the affiliated practice conducting operations in the leased location. To correct this error in accounting, the Company reduced depreciation expense under corporate costs by $1.1 million in its Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) which was offset by an increase in property and equipment, net, in its Condensed Consolidated Balance Sheet as of June 30, 2010.

Collectively, these items increased income from operations by approximately $2.5 million in the three month period ended June 30, 2010. These corrections were recorded in the current period rather than restating previously issued financial statements as management concluded that their impact on prior periods and the estimated results for the year ending December 31, 2010 was not material. Also, these adjustments had no material impact on the Consolidated Statement of Cash Flows for any current or prior periods.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 10 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of June 30, 2010, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending June 30,
	2011	2012	2013	2014	2015	Thereafter
Payments due	$87,441	$81,263	$72,241	$63,109	$52,952	$266,536

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

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

The Company is also involved in litigation with a practice in Oklahoma that was affiliated with the Company under the net revenue model until April 2006. While the Company was still affiliated with the practice, the Company initiated arbitration proceedings pursuant to a provision in the service agreement providing for contract reformation in certain events. The practice countered with a lawsuit that alleges, among other things, that the Company has breached the service agreement and that the service agreement is unenforceable as a matter of public policy due to alleged violations of healthcare laws. The practice sought unspecified damages and a termination of the contract. The Company believes that its service agreement is lawful and enforceable and that it is operating in accordance with applicable law. As a result of alleged breaches of the service agreement by the practice, the Company terminated the service agreement in April 2006. In March 2007, the Oklahoma Supreme Court overturned a lower court’s ruling that would have compelled arbitration in this matter and remanded the case back to the lower court to hold hearings to determine whether and to what extent the arbitration provisions of the service agreement will be applicable to the dispute. The Company expects those hearings to occur in early 2011. Because of the need for further proceedings, the Company believes that the Oklahoma Supreme Court ruling will extend the amount of time it will take to resolve this dispute and increase the risk of the litigation to the Company. In any event, as with any complex litigation, the Company anticipates that this dispute may take several years to resolve.

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At June 30, 2010, the total receivable owed to the Company of $22.4 million is reflected on its balance sheet as other assets. Currently, a deposit of approximately $14.9 million is held in an escrowed bank account into which the practice had been making monthly deposits as required. In late 2009, the practice filed a motion to discontinue the monthly deposits and until a ruling is made the requirement has been suspended. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million is being held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company’s management believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded as other noncurrent assets at June 30, 2010. Accordingly, the Company expects to realize the amount that is recorded on its balance sheet as owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice.

The Company intends to vigorously pursue its claims, including claims for any costs and expenses that it incurs as a result of the termination of the service agreement and to defend against the practice’s allegations that it breached the agreement and that

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

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

Certificate of Need Regulatory Action

During the third quarter of 2006, one of the Company’s affiliated practices in North Carolina lost (through state regulatory action) the ability to provide radiation services at its cancer center in Asheville. The practice continued to provide medical oncology services, but was not permitted to use the radiation services area of the center (approximately 18% of the square footage of the cancer center). The practice appealed the regulatory action and the North Carolina Court of Appeals ruled in favor of the practice on procedural grounds and ordered the state agency to hold a new hearing on its regulatory action. In 2008, the practice received a ruling in its appeal, which mandated a rehearing by the state agency. The state agency conducted a rehearing and issued a new ruling upholding the practice’s right to provide radiation services. That decision was appealed, and the appellants also sought a stay of the state’s decision. The request for a stay was denied in July 2008 while the appeal was pending and as a result, the practice resumed diagnostic services in September, 2008 and radiation services in February, 2009. In June 2010, the North Carolina Court of Appeals ruled unanimously in favor of the practice which allows the practice to continue providing diagnostic scans and radiation therapy for patients.

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

Potential Pharmaceutical Label Change

In July, 2010, the ODAC of the FDA voted to recommend removal of certain indications for use in treating breast cancer from the Avastin® (bevacizumab) label. The FDA is expected to make a decision on the ODAC recommendation in September, 2010. While the FDA often follows the recommendations of its advisory committees, it is not required to do so. Factors that could significantly affect the financial impact on the Company include future actions of the FDA and, if applicable, ongoing clinical interpretations of the revised label. We are currently evaluating the impact on future earnings if this recommendation is adopted. However, our evaluation remains ongoing and we are unable to estimate the financial impact at this time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

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

Holdings Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, certain members of management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012, and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during the six months ended June 30, 2010 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of June 30, 2010, $12.3 million was available for payment under the 2008 Cash Incentive Plan. Because payments of awards under the Plan are based upon occurrence of a specific event, obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event, as discussed above, occurs.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

In April 2010, the FASB issued Accounting Standard Update No. 2010-17 to Revenue Recognition—Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition (ASU No. 2010-17). This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this update will be effective for the Company prospectively for milestones achieved on or after January 1, 2011. Early adoption is permitted, however, if the Company elects early adoption and the period of adoption is not the beginning of the fiscal year, ASU 2010-17 is to be applied retrospectively from the beginning of the year of adoption. Companies are also permitted to elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Secured Notes, the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of June 30, 2010, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, CCCN NW Building JV, L.L.C., Oregon Cancer Center, Ltd., and WFCC Radiation Management Co., L.L.C.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of June 30, 2010

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$-	$183,803	$290	$-		$184,093
Accounts receivable	-	389,239	8,090	-		397,329
Other receivables	-	25,320	-	-		25,320
Prepaid expenses and other current assets	1,032	23,676	427	-		25,135
Inventories	-	152,167	-	-		152,167
Deferred income taxes	6,002	-	-	-		6,002
Due from affiliates	472,322	-	-	(446,694)	(a)	25,628
Investment in subsidiaries	559,804	-	-	(559,804)	(b)	-

Total current assets	1,039,160	774,205	8,807	(1,006,498)		815,674
Property and equipment, net	-	346,118	42,980	-		389,098
Service agreements, net	-	237,623	2,572	-		240,195
Goodwill	-	373,324	5,593	-		378,917
Other assets	23,552	46,965	1,635	-		72,152

	$1,062,712	$1,778,235	$61,587	$(1,006,498)		$1,896,036

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,503	$390	$1,502	$-		$11,395
Accounts payable	-	342,553	698	-		343,251
Intercompany accounts	(247,468)	256,464	(8,996)	-		-
Due to affiliates	-	541,503	11,653	(446,694)	(a)	106,462
Accrued compensation cost	-	46,376	372	-		46,748
Accrued interest payable	39,706	-	-	-		39,706
Income taxes payable	2,396	-	-	-		2,396
Other accrued liabilities	-	29,494	230	-		29,724

Total current liabilities	(195,863)	1,216,780	5,459	(446,694)		579,682
Deferred revenue	-	3,842	-	-		3,842
Deferred income taxes	36,328	-	-	-		36,328
Long-term indebtedness	1,049,127	2,050	16,312	-		1,067,489
Other long-term liabilities	-	17,237	3,287	-		20,524

Total liabilities	889,592	1,239,909	25,058	(446,694)		1,707,865

Commitments and contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	-	-	-		1
Additional paid-in capital	544,083	-	-	-		544,083
Accumulated deficit	(370,964)	-	-	-		(370,964)

Total Company stockholder’s equity	173,120	-	-	-		173,120

Noncontrolling interests	-	-	15,051			15,051
Subsidiary equity	-	538,326	21,478	(559,804)	(b)	-

Total equity	173,120	538,326	36,529	(559,804)		188,171

	$1,062,712	$1,778,235	$61,587	$(1,006,498)		$1,896,036

(a) Elimination of intercompany balances (b) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2009

(in thousands, except share information)

	US Oncology, Inc.
	(Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$-	$160,487	$1,102	$-		$161,589
Accounts receivable	-	342,633	7,026	-		349,659
Other receivables	-	30,928	-	-		30,928
Prepaid expenses and other current assets	720	19,106	992	-		20,818
Inventories	-	152,642	-	-		152,642
Deferred income taxes	6,002	-	-	-		6,002
Due from affiliates	539,531	-	-	(508,832)	(a)	30,699
Investment in subsidiaries	505,850	-	-	(505,850)	(b)	-

Total current assets	1,052,103	705,796	9,120	(1,014,682)		752,337
Property and equipment, net	-	360,521	44,407	-		404,928
Service agreements, net	-	248,577	2,820	-		251,397
Goodwill	-	371,677	5,593	-		377,270
Other assets	25,986	45,631	1,642	-		73,259

	$1,078,089	$1,732,202	$63,582	$(1,014,682)		$1,859,191

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$8,757	$516	$1,306	$-		$10,579
Accounts payable	-	278,658	1,130	-		279,788
Intercompany accounts	(248,738)	258,199	(9,461)	-		-
Due to affiliates	-	605,098	14,622	(508,832)	(a)	110,888
Accrued compensation cost	-	50,322	453	-		50,775
Accrued interest payable	40,373	-	-	-		40,373
Income taxes payable	3,114	-	-	-		3,114
Other accrued liabilities	-	33,437	254	-		33,691

Total current liabilities	(196,494)	1,226,230	8,304	(508,832)		529,208
Deferred revenue	-	4,636	-	-		4,636
Deferred income taxes	36,658	-	-	-		36,658
Long-term indebtedness	1,054,868	2,092	17,328	-		1,074,288
Other long-term liabilities	-	12,369	3,370	-		15,739

Total liabilities	895,032	1,245,327	29,002	(508,832)		1,660,529

Commitments and contingencies
Equity:
Common stock, $0.01 par value, 100 shares authorized issued and outstanding	1	-	-	-		1
Additional paid-in capital	551,986	-	-	-		551,986
Accumulated deficit	(368,930)	-	-	-		(368,930)

Total Company stockholder’s equity	183,057	-	-	-		183,057

Noncontrolling interests	-	-	15,605	-		15,605
Subsidiary equity	-	486,875	18,975	(505,850)	(b)	-

Total equity	183,057	486,875	34,580	(505,850)		198,662

	$1,078,089	$1,732,202	$63,582	$(1,014,682)		$1,859,191

(a) Elimination of intercompany balances

(b) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated

Product revenue	$-	$611,895	$8,835	$-		$620,730
Service revenue	-	291,407	6,222	-		297,629

Total revenue	-	903,302	15,057	-		918,359
Cost of products	-	605,899	8,748	-		614,647
Cost of services:
Operating compensation and benefits	-	138,297	2,663	-		140,960
Other operating costs	-	86,071	592	-		86,663
Depreciation and amortization	-	16,302	1,138	-		17,440

Total cost of services	-	240,670	4,393	-		245,063
Total cost of products and services	-	846,569	13,141	-		859,710
General and administrative expense	191	20,046	-	-		20,237
Impairment and restructuring charges	-	3,269	-	-		3,269
Depreciation and amortization	-	6,959	-	-		6,959

	191	876,843	13,141	-		890,175

Income (loss) from operations	(191)	26,459	1,916	-		28,184
Other income (expense)
Interest expense, net	(27,555)	229	(346)	-		(27,672)
Other income (expense), net	-	(387)	-	-		(387)

Income (loss) before income taxes	(27,746)	26,301	1,570	-		125
Income tax provision	(1,009)	-	-	-		(1,009)
Equity in subsidiaries	27,871	-	-	(27,871)	(a)	-

Net income (loss)	(884)	26,301	1,570	(27,871)		(884)
Less: Net income attributable to noncontrolling interests	(1,016)	(753)	(263)	1,016	(a)	(1,016)

Net income (loss) attributable to the Company	$(1,900)	$25,548	$1,307	$(26,855)		$(1,900)

(a) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$-	$585,937	$8,635	$-		$594,572
Service revenue	-	281,524	5,551	-		287,075

Total revenue	-	867,461	14,186	-		881,647
Cost of products	-	573,764	8,455	-		582,219
Cost of services:
Operating compensation and benefits	-	135,688	2,458	-		138,146
Other operating costs	-	82,303	345	-		82,648
Depreciation and amortization	-	16,867	1,068	-		17,935

Total cost of services	-	234,858	3,871	-		238,729
Total cost of products and services	-	808,622	12,326	-		820,948
General and administrative expense	165	16,091	-	-		16,256
Impairment and restructuring charges	-	381	-	-		381
Depreciation and amortization	-	7,237	-	-		7,237

	165	832,331	12,326	-		844,822

Income (loss) from operations	(165)	35,130	1,860	-		36,825
Other income (expense)
Interest expense, net	(22,480)	414	(418)	-		(22,484)
Loss on early extinguishment of debt	(22,353)	-	-	-		(22,353)
Other income (expense), net	-	37	-	-		37

Income (loss) before income taxes	(44,998)	35,581	1,442	-		(7,975)
Income tax benefit (provision)	1,324	-	-	-		1,324
Equity in subsidiaries	37,023	-	-	(37,023)	(a)	-

Net income (loss)	(6,651)	35,581	1,442	(37,023)		(6,651)
Less: Net income attributable to noncontrolling interests	(944)	(725)	(219)	944	(a)	(944)

Net income (loss) attributable to the Company	$(7,595)	$34,856	$1,223	$(36,079)		$(7,595)

(a) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$-	$1,193,310	$16,467	$-		$1,209,777
Service revenue	-	576,586	12,458	-		589,044

Total revenue	-	1,769,896	28,925	-		1,798,821
Cost of products	-	1,180,148	16,286	-		1,196,434
Cost of services:
Operating compensation and benefits	-	277,415	5,424	-		282,839
Other operating costs	-	168,333	1,010	-		169,343
Depreciation and amortization	-	32,570	2,358	-		34,928

Total cost of services	-	478,318	8,792	-		487,110
Total cost of products and services	-	1,658,466	25,078	-		1,683,544
General and administrative expense	320	39,551	-	-		39,871
Impairment and restructuring charges	-	4,081	-	-		4,081
Depreciation and amortization	-	15,225	-	-		15,225

	320	1,717,323	25,078	-		1,742,721

Income (loss) from operations	(320)	52,573	3,847	-		56,100
Other income (expense)
Interest expense, net	(54,754)	423	(786)	-		(55,117)
Other income	-	(157)	-	-		(157)

Income (loss) before income taxes	(55,074)	52,839	3,061	-		826
Income tax benefit (provision)	(914)	-	-	-		(914)
Equity in subsidiaries	55,900	-	-	(55,900)	(a)	-

Net income (loss)	(88)	52,839	3,061	(55,900)		(88)
Less: Net income attributable to noncontrolling interests	(1,946)	(1,377)	(569)	1,946	(a)	(1,946)

Net income (loss) attributable to the Company	$(2,034)	$51,462	$2,492	$(53,954)		$(2,034)

(a) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$-	$1,141,009	$16,643	$-		$1,157,652
Service revenue	-	555,533	11,023	-		566,556

Total revenue	-	1,696,542	27,666	-		1,724,208
Cost of products	-	1,117,504	16,300	-		1,133,804
Cost of services:
Operating compensation and benefits	-	270,869	4,917	-		275,786
Other operating costs	-	162,579	765	-		163,344
Depreciation and amortization	-	33,365	2,135	-		35,500

Total cost of services	-	466,813	7,817	-		474,630
Total cost of products and services	-	1,584,317	24,117	-		1,608,434
General and administrative expense	252	34,135	-	-		34,387
Impairment and restructuring charges	-	1,790	-	-		1,790
Depreciation and amortization	-	14,770	-	-		14,770

	252	1,635,012	24,117	-		1,659,381

Income (loss) from operations	(252)	61,530	3,549	-		64,827
Other income (expense)
Interest expense, net	(44,955)	689	(840)	-		(45,106)
Loss on early extinguishment of debt	(22,353)	-	-	-		(22,353)
Other income (expense), net	-	37	-	-		37

Income (loss) before income taxes	(67,560)	62,256	2,709	-		(2,595)
Income tax benefit (provision)	(2,280)	-	-	-		(2,280)
Equity in subsidiaries	64,965	-	-	(64,965)	(a)	-

Net income (loss)	(4,875)	62,256	2,709	(64,965)		(4,875)
Less: Net income attributable to noncontrolling interests	(1,703)	(1,274)	(429)	1,703	(a)	(1,703)

Net income (loss) attributable to the Company	$(6,578)	$60,982	$2,280	$(63,262)		$(6,578)

(a) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$15,006	$57,262	$3,217	$75,485

Cash flows from investing activities:
Acquisition of property and equipment	-	(29,021)	(710)	(29,731)
Net payments in affiliation transactions	-	(1,764)	-	(1,764)
Net payments for acquisition of business	-	(4,367)	-	(4,367)
Distributions from unconsolidated subsidiaries	-	2,142	-	2,142
Investments in unconsolidated subsidiaries	-	(767)	-	(767)

Net cash provided by (used in) investing activities	-	(33,777)	(710)	(34,487)

Cash flows from financing activities:
Repayment of other indebtedness	(5,724)	(170)	(818)	(6,712)
Debt financing costs	(110)	-	-	(110)
Distributions to noncontrolling interests	-	-	(2,500)	(2,500)
Net distributions to parent	(9,172)	-	-	(9,172)

Net cash provided by (used in) financing activities	(15,006)	(170)	(3,318)	(18,494)

Increase (decrease) in cash and cash equivalents	-	23,315	(811)	22,504
Cash and cash equivalents:
Beginning of period	-	160,487	1,102	161,589

End of period	$-	$183,802	$291	$184,093

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$16,547	$55,163	$1,845	$73,555

Cash flows from investing activities:
Acquisition of property and equipment	-	(36,958)	(541)	(37,499)
Net payments in affiliation transactions	(389)	(2,980)	-	(3,369)
Distributions from unconsolidated subsidiaries		1,064	430	1,494
Investments in unconsolidated subsidiaries	-	(53)	-	(53)

Net cash used in investing activities	(389)	(38,927)	(111)	(39,427)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	758,926	-	-	758,926
Repayment of term loan	(436,666)	-	-	(436,666)
Repayment of Senior Notes	(311,578)	-	-	(311,578)
Repayment of other indebtedness	(6,619)	(1,708)	(578)	(8,905)
Debt financing costs	(16,157)	-	-	(16,157)
Net distributions to parent	(4,064)	-	-	(4,064)
Distributions to noncontrolling interests	-	-	(1,156)	(1,156)

Net cash used in financing activities	(16,158)	(1,708)	(1,734)	(19,600)

Increase in cash and cash equivalents	-	14,528	-	14,528
Cash and cash equivalents:
Beginning of period	-	104,475	1	104,476

End of period	$-	$119,003	$1	$119,004

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

General

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.” US Oncology, headquartered in The Woodlands, Texas, supports one of the nation’s largest cancer treatment and research networks. As of June 30, 2010, our network included:

•	1,324 affiliated physicians under comprehensive strategic alliances and targeted physician services arrangements

•	497 sites of service operated by physicians under comprehensive strategic alliances and targeted physician services arrangements

•	84 comprehensive cancer centers and 15 facilities providing radiation therapy only

•	A research network currently managing 101 active clinical trials

•	A pharmaceutical distribution business currently distributing $2.4 billion annually in oncology pharmaceuticals

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

We believe declining reimbursement and increasing operating costs have resulted in a trend toward professional management of physician groups. Since our inception, we have worked with local physician groups to enable affiliated practices to offer state of the art care to cancer patients in outpatient settings, including professional medical services, chemotherapy infusion, radiation oncology services, access to clinical trials, laboratory services, diagnostic radiology, pharmacy services and patient education. In addition, we work with affiliated groups to improve practice performance through optimizing reimbursement, implementing Lean Six-Sigma operating processes, recruiting physicians, providing customized electronic medical records and information systems, and obtaining nationally negotiated supply arrangements. We also assist affiliated groups through the development of relationship-building programs targeted to referring physicians, and through local and national branding campaigns that communicate the benefits of being affiliated with US Oncology. We have also developed other tools for physicians such as the Oncology Portal which was launched in 2009. The portal is a web-based cancer care community to provide oncologists and clinicians a platform to collaborate, share best practices and gain industry insight and education.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

In May, 2010, we launched the United Network of US Oncology, offering independent oncology practices the opportunity to join the Company either through a comprehensive strategic alliance relationship or though a more flexible targeted physician services offering. Benefits to patients of physicians in the United Network of US Oncology under either model may include, among other services, evidence-based medicine guidelines, access to new therapies through innovative clinical trials, and multi-disciplined integrated cancer care that combines radiation and chemotherapy, often in a single location, in local communities.

The launch of the United Network was supported by the Company’s “UNITED” brand campaign which includes integrated internet advertising, spots on NPR radio, and ad placements in major media outlets, as well as clinical journals that target oncologists and referring physicians. “UNITED” was designed to complement the Company’s “United in Healing” campaign which is offered in partnership with affiliated oncology practices. “United in Healing” connects community-based cancer care practices to the United Network of US Oncology through ads and promotional materials that help the local practice leverage the US Oncology national branding campaign.

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

US Oncology also works with pharmaceutical manufacturers in the development and commercialization of oncology pharmaceuticals. The US Oncology Research Network provides pharmaceutical manufacturers access to a network led by cancer experts in all major tumor types and an unparalleled ability to nationally sample patients. In addition, AccessMed® provides patient financial assistance and product support services to assist pharmaceutical manufacturers commercializing their products while our Healthcare Informatics business collects and analyzes data to provide significant insight into drug performance and patient outcomes for ongoing product development and evaluation. Our distribution center increases the safety of drugs through a state-of-the-art e-Pedigree technology that tracks drug therapies from the manufacturer to the practice, ensuring that drugs administered to patients by our affiliated physicians are genuine and unadulterated.

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2010 is to:

•

Aggregate physicians into our network through providing our services through comprehensive and targeted relationships that suit the needs of prospective physician customers. These efforts will include:

¡

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

¡

Continue to deliver services through targeted physician services arrangements for physicians desiring access to a narrower suite of our services. We expect the demand for professional management of physician groups will continue and therefore we package four key services (Oncology Pharmaceutical Services, Innovent, iKnowMed and Research) into a targeted physician services offering. This offering is intended to complement the comprehensive strategic alliances model address the needs of practices as a suite of services customized to each practice’s priorities. Services offered to Oncology Pharmaceutical Services customers include (i) drug contracting and drug distribution services, (ii) drug management services such as supporting inventory management, drug charge capture, and analysis of chemotherapy regimens, (iii) revenue cycle tools and information such as billing and coding courses for practice staff, patient assistance support resources and web-based applications to better manage denials and reduce practice bad debt, and (iv) clinical and nursing tools. In addition, with membership in the United Network of US Oncology, the targeted physician services relationship brings additional value to physicians including increased participation in the United Network’s mission of advancing the science of cancer care and working to realign reimbursement policy to recognize and reward high-quality, evidence-based cancer care.

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

During the six months ended June 30, 2010 and 2009, 79.4% and 81.1% of our revenue, respectively, were derived from comprehensive strategic alliances. Under most of our comprehensive strategic alliances, we are compensated under the earnings model. Under that model, we account for all expenses that we incur in connection with managing a practice, including

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

rent, pharmaceutical expenses, and salaries and benefits of non-physician employees of the practices, and are paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. Our other comprehensive strategic alliances are on a fixed management fee basis, as required in some states.

Targeted Physician Services

Our services are increasingly being offered through targeted arrangements where a subset of the services offered through our comprehensive management agreements are provided separately to oncologists on a fee-for-service basis. Targeted physician services represented 16.8% and 15.1% of our revenue during the six months ended June 30, 2010 and 2009, respectively, which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses. A smaller portion of our revenue from targeted arrangements was payment for the other services we provide. Rates for our services typically are based on the level of services desired by the practice.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond management’s ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Such risks and uncertainties include:

•

the impact of healthcare reform in the United States, including the recently passed Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010, and the related impact on cancer care

•	the impact of a recession in the U.S. or global economy

•

the Company’s reliance on pharmaceuticals for the majority of its revenues and its ability to maintain favorable pricing, credit terms, and relationships with pharmaceutical manufacturers and other vendors

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

On July 30, 2007, CMS issued a NCD establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with us. In addition, the Oncologic Drugs Advisory Committee (“ODAC”) met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings, on July 30, 2008, the U.S. Food and Drug Administration (“FDA”) published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement (rather than prescribing) for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers.

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

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, particularly on its medical oncology services and pharmaceutical services segments. Operating income attributable to ESAs administered by our network of affiliated physicians was $5.0 million and $5.5 million during the three months ended June 30, 2010 and 2009, respectively, and $9.3 million and $10.8 million during the six months ended June 30, 2010 and 2009, respectively. The operating income reflects results from our Medical Oncology Services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our Pharmaceutical Services segment which includes purchases by physicians affiliated under the targeted physician services model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under both of these arrangements.

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

In July, 2010, the ODAC of the FDA voted to recommend removal of certain indications for use in treating breast cancer from the Avastin® (bevacizumab) label. The FDA is expected to make a decision on the ODAC recommendation in September, 2010. While the FDA often follows the recommendations of its advisory committees, it is not required to do so. Factors that could significantly affect the financial impact on the Company include future actions of the FDA and, if applicable, ongoing clinical interpretations of the revised label. We are currently evaluating the impact on future earnings if this recommendation is adopted. However, our evaluation remains ongoing and we are unable to estimate the financial impact at this time.

Reimbursement for Physician Services

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by The Centers for Medicare and Medicaid Services (“CMS”), based on a formula.

In late 2009, CMS announced payment rates for services to be furnished under the 2010 physician fee schedule. Under the provisions, the current Sustainable Growth Rate (“SGR”) formula for setting aggregate Physician Fee Schedule spending would reduce payment for physician services by 21.3%. Historically, Congress has intervened and through the budgetary process provided funding to prevent significant reductions in reimbursement rates. The most recent delay to the payment reduction was passed by Congress and signed by President Obama on June 25, 2010. The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (H.R. 3962) delays the payment reduction until November 30, 2010 and includes a 2.2 percent increase in the conversion factor for services provided from June 1, 2010 through November 30, 2010. H.R. 3962 also included rate change adjustments related to the Geographic Practice Cost Index retroactive to services provided beginning January 1, 2010. If reimbursement under H.R. 3962 were to remain in effect until December 31, 2010, EBITDA for the current year would increase by approximately $3.0 million as compared to reimbursement in effect prior to passage. The SGR remains scheduled to reduce by 21.3 percent effective December 1, 2010. If Congress fails to act and avert this reduction, approximately $1 million of the potential H.R. 3962 increase would not be realized in 2010. However, we expect that the Congress, in the long run, will continue to act to avert the SGR cut with a flat or marginally higher conversion factor.

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

Increased responsibilities of private payers would pressure unit payments to providers from the private sector. These cost reduction pressures and incentives around ACOs, would also increase competitive pressure on US Oncology from hospitals. While the reform legislation itself is neutral to positive for the Company, its failure to substantively address intensifying systemic cost and financing issues creates further pressure on us to implement our strategic plans aimed at these issues.

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

Impairment of Long-Lived Assets

As of June 30, 2010 our consolidated balance sheet includes goodwill in the amount of $378.9 million, of which $28.9 million, $191.4 million and $158.6 million was associated with the medical oncology services, cancer center services and pharmaceutical services segments, respectively.

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

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA and Adjusted EBITDA as key indicators to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. At June 30, 2010, our Senior Secured Revolving Credit Facility required that we comply on a quarterly basis with certain financial covenants, which include EBITDA as a financial measure. Management believes that EBITDA and Adjusted EBITDA are useful to investors, since they provide investors with additional information not directly available in a GAAP presentation.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Results of Operations

As of June 30, 2010 and 2009, respectively, we have affiliated with the following number of physicians (including those under targeted physician services agreements), by specialty:

	June 30,
	2010	2009
Medical oncologists/hematologists	1,067	998
Radiation oncologists	163	159
Other oncologists and physicians	94	79

Total physicians	1,324	1,236

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive strategic alliances and targeted physician services agreements:

Comprehensive Strategic Alliance Agreements(1)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Affiliated physicians, beginning of period	1,023	990	1,010	979
Physician practice affiliations	7	10	16	40
Physician practice separations(2)	(9)	-	(9)	-
Recruited physicians	6	6	13	16
Retiring/Other	(18)	(13)	(21)	(38)
Net conversions (to)/from TPS/OPS agreements(3)	(5)	(4)	(5)	(8)

Affiliated physicians, end of period(4)	1,004	989	1,004	989

Oncology Pharmaceutical and Targeted Physician Services Agreements(5)

Affiliated physicians, beginning of period	315	237	300	232
Physician practice affiliations	9	25	29	45
Physician practice separations	(6)	(5)	(10)	(24)
Retiring/Other	-	(14)	(1)	(14)
Net conversions (to)/from comprehensive strategic alliance agreements	2	4	2	8

Affiliated physicians, end of period	320	247	320	247

Affiliated physicians, end of period	1,324	1,236	1,324	1,236

(1)	Operations related to comprehensive strategic alliance agreements are included in the medical oncology and cancer center services segments.
(2)	Consists of three practices including a two physician practice in which both physicians retired and another practice in which several physicians will be converting to TPS agreements.
(3)	Includes three physicians from a disaffiliated CSA practice that are expected to rejoin under TPS agreements in the third quarter of 2010.
(4)	Includes 9 physicians from the Seattle, WA practice that converted to a TPS/OPS relationship effective June 30, 2010.
(5)

Operations related to TPS/OPS agreements are included in the pharmaceutical services segment. OPS practices are a subset of TPS practices who choose to only access limited services and are not considered members in the United Network of US Oncology.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cancer Centers, beginning of period	85	80	83	80

Cancer Centers opened (1)	-	-	1	1

Cancer Centers closed (2)	(1)	(1)	(1)	(2)

Other (3)	-	-	1	-

Cancer Centers, end of period	84	79	84	79

Radiation oncology-only facilities, end of period	15	15	15	15

Total Radiation Oncology Facilities (4)	99	94	99	94

Linear Accelerators	124	121	124	121

PET Systems (5)	39	38	39	38

CT Scanners (6)	66	64	66	64

(1)	Texas Oncology Grapevine facility and Cancer Centers of North Carolina in Asheville during the six months ended June 30, 2010 and 2009, respectively.
(2)	Ocoee Cancer Center during the three and six months ended June 30, 2010.
(3)	Includes facility recategorized from radiation-only to integrated cancer center.
(4)

Includes 97 and 91 sites utilizing IMRT technology at June 30, 2010 and 2009, respectively. Of the sites utilizing IMRT technology, 54 and 46 sites also have IGRT capabilities at June 30, 2010 and 2009, respectively.

(5)	Includes 32 and 28 PET/CT systems at June 30, 2010 and 2009, respectively.
(6)	Excludes PET/CT systems which are classified as PET systems above.

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive strategic alliances:

	Three Months Ended June 30,		Six Months Ended June 30,
Average Per Operating Day Statistics:	2010	2009	2010	2009
Medical oncology visits	11,444	11,181	11,372	11,227
Total patient visits	12,060	11,778	11,994	11,827
Total new patients	1,177	1,148	1,188	1,152
New cancer patients	622	617	634	624
Radiation treatments	2,728	2,777	2,738	2,728
Targeted treatments (included in radiation treatments) (2)	820	776	815	753
PET scans	222	225	223	222
CT scans	826	855	822	837

(1)	Average per day operating statistics have not been adjusted to reflect disruptions due to inclement weather during the six months ended June 30, 2010.
(2)	Includes IMRT, IGRT, mammosite, brachytherapy and stereotactic radiosurgery treatments.

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

		US Oncology Holdings, Inc.				US Oncology, Inc.
		Three Months Ended June 30,				Three Months Ended June 30,
		2010		2009		2010		2009

Product revenue		$620,730	67.6%	$594,572	67.4%	$620,730	67.6%	$594,572	67.4%
Service revenue		297,629	32.4	287,075	32.6	297,629	32.4	287,075	32.6

Total revenue		918,359	100.0	881,647	100.0	918,359	100.0	881,647	100.0

Cost of products		614,647	66.9	582,219	66.0	614,647	66.9	582,219	66.0

Cost of services:
Operating compensation and benefits		140,960	15.3	138,146	15.7	140,960	15.3	138,146	15.7
Other operating costs		86,663	9.4	82,648	9.4	86,663	9.4	82,648	9.4
Depreciation and amortization		17,440	2.0	17,935	2.0	17,440	2.0	17,935	2.0

Total cost of services		245,063	26.7	238,729	27.1	245,063	26.7	238,729	27.1

Total cost of products and services		859,710	93.6	820,948	93.1	859,710	93.6	820,948	93.1

General and administrative expense		20,303	2.2	16,290	1.8	20,237	2.2	16,256	1.8
Impairment and restructuring charges		3,269	0.4	381	-	3,269	0.4	381	-
Depreciation and amortization		6,959	0.7	7,237	0.9	6,959	0.7	7,237	0.9

Total costs and expenses		890,241	96.9	844,856	95.8	890,175	96.9	844,822	95.8

Income from operations		28,118	3.1	36,791	4.2	28,184	3.1	36,825	4.2

Other income (expense):
Interest expense, net		(36,142)	(3.9)	(32,184)	(3.7)	(27,672)	(3.1)	(22,484)	(2.6)
Loss on early extinguishment of debt		-	-	(22,353)	(2.5)	-	-	(22,353)	(2.5)
Loss on interest rate swap		(2,842)	(0.3)	(1,653)	(0.2)	-	-	-	-
Other income (expense)		(387)	-	37	-	(387)	-	37	-

Income (loss) before income taxes		(11,253)	(1.1)	(19,362)	(2.2)	125	-	(7,975)	(0.9)
Income tax benefit (provision)		(723)	(0.1)	2,913	0.3	(1,009)	(0.1)	1,324	0.2

Net loss		(11,976)	(1.2)	(16,449)	(1.9)	(884)	(0.1)	(6,651)	(0.7)
Less:	Net income attributable to noncontrolling interests	(1,016)	(0.1)	(944)	(0.1)	(1,016)	(0.1)	(944)	(0.1)

Net loss attributable to the Company		$(12,992)	(1.3)%	$(17,393)	(2.0)%	$(1,900)	(0.2)%	$(7,595)	(0.8)%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

		US Oncology Holdings, Inc.				US Oncology, Inc.
		Six Months Ended June 30,				Six Months Ended June 30,
		2010		2009		2010		2009

Product revenue		$1,209,777	67.3%	$1,157,652	67.1%	$1,209,777	67.3%	$1,157,652	67.1%
Service revenue		589,044	32.7	566,556	32.9	589,044	32.7	566,556	32.9

Total revenue		1,798,821	100.0	1,724,208	100.0	1,798,821	100.0	1,724,208	100.0

Cost of products		1,196,434	66.5	1,133,804	65.8	1,196,434	66.5	1,133,804	65.8

Cost of services:
Operating compensation and benefits		282,839	15.7	275,786	16.0	282,839	15.7	275,786	16.0
Other operating costs		169,343	9.4	163,344	9.5	169,343	9.4	163,344	9.5
Depreciation and amortization		34,928	2.0	35,500	2.0	34,928	2.0	35,500	2.0

Total cost of services		487,110	27.1	474,630	27.5	487,110	27.1	474,630	27.5

Total cost of products and services		1,683,544	93.6	1,608,434	93.3	1,683,544	93.6	1,608,434	93.3

General and administrative expense		40,023	2.2	34,461	2.0	39,871	2.2	34,387	2.0
Impairment and restructuring charges		4,081	0.2	1,790	0.1	4,081	0.2	1,790	0.1
Depreciation and amortization		15,225	0.9	14,770	0.8	15,225	0.9	14,770	0.8

Total costs and expenses		1,742,873	96.9	1,659,455	96.2	1,742,721	96.9	1,659,381	96.2

Income (loss) from operations		55,948	3.1	64,753	3.8	56,100	3.1	64,827	3.8

Other income (expense):
Interest expense, net		(72,046)	(4.0)	(65,193)	(3.8)	(55,117)	(3.1)	(45,106)	(2.6)
Loss on early extinguishment of debt		-	-	(22,353)	(1.3)	-	-	(22,353)	(1.3)
Loss on interest rate swap		(7,986)	(0.4)	(2,416)	(0.1)	-	-	-	-
Other income (expense)		(157)	-	37	-	(157)	0.0	37	(0.1)

Income (loss) before income taxes		(24,241)	(1.3)	(25,172)	(1.4)	826	-	(2,595)	(0.2)
Income tax benefit (provision)		(1,297)	(0.1)	4,024	0.2	(914)	(0.1)	(2,280)	(0.1)

Net loss		(25,538)	(1.4)	(21,148)	(1.2)	(88)	(0.1)	(4,875)	(0.3)
Less:	Net income attributable to noncontrolling interests	(1,946)	(0.1)	(1,703)	(0.1)	(1,946)	(0.1)	(1,703)	(0.1)

Net loss attributable to the Company		$(27,484)	(1.5)%	$(22,851)	(1.3)%	$(2,034)	(0.2)%	$(6,578)	(0.4)%

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

•

Service fees from targeted physician services agreements. Under our targeted physician services agreements, we earn revenue from affiliated practices for products delivered and services rendered. These revenues include payment for all of the pharmaceutical agents purchased by the practice and a service fee for the pharmacy-related services we provide.

•

Group purchasing organization (“GPO”), data and other service fees. We receive fees from pharmaceutical companies for acting as a GPO for our affiliated practices and through offerings such as Healthcare Informatics for providing informational and other services to pharmaceutical companies. GPO fees are typically based upon the volume of drugs purchased by the practices. Fees for other services include amounts paid for data we collect, compile and analyze, as well as fees for other services we provide to pharmaceutical companies, including reimbursement support.

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

Revenue

The following tables reflect our revenue by segment for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Medical oncology services	$613,745	$605,558	1.4%	$1,208,878	$1,187,488	1.8%
Cancer center services	99,476	97,143	2.4	197,750	189,460	4.4
Pharmaceutical services	655,385	624,161	5.0	1,273,604	1,201,764	6.0
Research and other services	19,864	18,470	7.5	38,183	37,693	1.3
Eliminations (1)	(470,111)	(463,685)	(1.4)	(919,594)	(892,197)	(3.1)

Total revenue	$918,359	$881,647	4.2%	$1,798,821	$1,724,208	4.3%

As a percentage of total revenue:

Medical oncology services	66.8%	68.7%		67.2%	68.9%
Cancer center services	10.8	11.0		11.0	11.0
Pharmaceutical services	71.4	70.8		70.8	69.7
Research and other services	2.2	2.1		2.1	2.2
Eliminations (1)	(51.2)	(52.6)		(51.1)	(51.8)

Total revenue	100.0%	100.0%		100.0%	100.0%

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment).

Medical Oncology Services. For the three months ended June 30, 2010, medical oncology services revenue increased $8.2 million, or 1.4 percent, from the three months ended June 30, 2009. The revenue growth was primarily due to higher patient volumes reflecting a 1.3 percent increase in medical and other oncologists and physicians affiliated through comprehensive strategic alliance agreements included in the medical oncology services segment, particularly within specialties providing services with higher reimbursement such as surgery.

For the six months ended June 30, 2010, medical oncology services revenue increased $21.4 million, or 1.8 percent, from the six months ended June 30, 2009 despite inclement weather reducing patient volumes during the first quarter of 2010. The revenue growth reflects higher medical oncology visits due primarily to additional medical and other oncologists affiliated through our comprehensive strategic alliance arrangements and increased revenue per patient visit due to a changing mix in services provided by these physicians.

Cancer Center Services. Cancer center services revenue for the three months ended June 30, 2010 was $99.5 million, an increase of $2.3 million, or 2.4 percent, from the three months ended June 30, 2009. The increase in revenue reflects investments in radiation and diagnostic equipment and continued shift toward advanced therapies such as intensity modulated radiation therapy (“IMRT”), image guided radiation therapy (“IGRT”) and stereotactic radiosurgery (“SRS”), which are

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

reimbursed at higher rates. During the second quarter of 2010, IMRT represented 28.2 percent of total radiation treatments compared to 26.4 percent for the same period in 2009. The revenue increase was partially offset by lower radiation treatment and diagnostic scan volumes due primarily to growth in advanced treatment options, such as SRS, that require fewer sessions than conventional radiation therapy, a reduction in referrals and slower new cancer patient growth.

In the second quarter of 2010, our network operated 124 linear accelerators, 39 positron emission tomography systems (“PET”) and 66 computed tomography systems (“CT”), which represents increases of three units, one unit and two units, respectively, over the second quarter of 2009.

Cancer center services revenue for the six months ended June 30, 2010 was $197.8 million, an increase of $8.3 million, or 4.4 percent, from the six months ended June 30, 2009. The increase reflects a growing network of oncologists and higher radiation treatment volumes which more than offset the impact of inclement weather in the first quarter of 2010. The revenue increase also reflects a continued shift toward advanced radiation therapies as discussed in the quarterly comparison above.

Pharmaceutical Services. Pharmaceutical Services revenue during the three months ended June 30, 2010 was $655.4 million, an increase of $31.2 million, or 5.0 percent, from the three months ended June 30, 2009. The revenue increase is primarily due to 69 additional medical oncologists affiliated through comprehensive strategic alliances and targeted physician services arrangements since the second quarter of 2009.

Pharmaceutical Services revenue during the six months ended June 30, 2010 was $1,273.6 million, an increase of $71.8 million, or 6.0 percent, from the six months ended June 30, 2009 for the reasons discussed in the quarterly comparison above.

Research and Other Services. Research and other services revenue during the three months ended June 30, 2010 was $19.9 million, an increase of $1.4 million, or 7.5 percent, compared to the same period in 2009 as the current period includes revenues from our new contract research organization that started generating revenues at the end of 2009 and revenues associated with recent acquisitions. Research and other services revenue for the quarter ended June 30, 2010 also includes an out of period billing adjustment of approximately $1.4 million of which $1.0 million related to services rendered during the year ended December 31, 2009 and $0.4 million related to services rendered during the quarter ended March 31, 2010 which were billed to sponsors during the current quarter. Partially offsetting the increased revenue associated with contract research activities and the billing recovery was the impact of higher physician payments associated with studies nearing completion and other trials that include higher physician fee structures.

Research and other services revenue during the six months ended June 30, 2010 was $38.2 million, an increase of $0.5 million, or 1.3 percent, compared to the same period in 2009. The increase in the second quarter described above was partially offset by a delay in one large study earlier in the year which resulted in fewer patients being enrolled in research studies compared to the same period in 2009.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Operating Costs

Operating costs including depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Cost of products	$614,647	$582,219	5.6%	$1,196,434	$1,133,804	5.5%
Cost of services:
Operating compensation and benefits	140,960	138,146	2.0	282,839	275,786	2.6
Other operating costs	86,663	82,648	4.9	169,343	163,344	3.7
Depreciation and amortization	17,440	17,935	(2.8)	34,928	35,500	(1.6)

Total cost of services	245,063	238,729	2.7	487,110	474,630	2.6

Total cost of products and services	$859,710	$820,948	4.7%	$1,683,544	$1,608,434	4.7%

As a percentage of revenue:

Cost of products	66.9%	66.0%		66.5%	65.8%
Cost of services:
Operating compensation and benefits	15.3	15.7		15.7	16.0
Other operating costs	9.4	9.4		9.4	9.5
Depreciation and amortization	2.0	2.0		2.0	2.0

Total cost of services	26.7	27.1		27.1	27.5

Total cost of products and services	93.6%	93.1%		93.6%	93.3%

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our medical oncology services segment and sold to practices affiliated under the targeted physician services arrangements in our pharmaceutical services segment. Product costs increased 5.6% and 5.5% over the three and six month periods ended June 30, 2010, which is higher than the revenue growth of 4.4% and 4.5% associated with pharmaceutical use from the corresponding periods, respectively, primarily as a result of competition impacting operating margins under our oncology pharmaceutical supply arrangements. As a percentage of revenue, cost of products was 66.9% and 66.0% in the three months ended June 30, 2010 and 2009, respectively, and 66.5% and 65.8% in the six months ended June 30, 2010 and 2009, respectively.

Cost of Services. Cost of services includes compensation and benefits related to our operations, including non-physician employees of our affiliated practices. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance, depreciation and amortization and other operating costs related to providing services to our affiliated physician network and to other customers. As a percentage of revenue, cost of services was 26.7% and 27.1% in the three months ended June 30, 2010 and 2009, respectively, and 27.1% and 27.5% in the six months ended June 30, 2010 and 2009, respectively. The percentage decrease from prior year reflects an increase in revenues from targeted physician service arrangements. Unlike our comprehensive strategic alliance models, we do not incur and then subsequently receive reimbursement for operating costs of the targeted physician services practice, and as such, those additional practice expenses are not included in cost of services.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	Change		2010	2009	Change

General and administrative expense	$20,237	$16,256	24.5%		$39,871	$34,387	15.9%
Impairment and restructuring charges	3,269	381	nm	(1)	4,081	1,790	nm	(1)
Depreciation and amortization	6,959	7,237	(3.8)		15,225	14,770	3.1
Interest expense, net	27,672	22,484	23.1		55,117	45,106	22.2
Loss on early extinguishment of debt	-	22,353	nm	(1)	-	22,353	nm	(1)
Other (income) expense	387	(37)	nm	(1)	157	(37)	nm	(1)

As a percentage of revenue:

General and administrative expense	2.2%	1.8%			2.2%	2.0%
Impairment and restructuring charges	0.4	-			0.2	0.1
Depreciation and amortization	0.7	0.9			0.9	0.8
Interest expense, net	3.1	2.6			3.1	2.6
Loss on early extinguishment of debt	-	2.5			-	1.3
Other (income) expense	-	-			(0.0)	0.1

(1)	Not meaningful

General and Administrative. General and administrative expense was $20.2 million for the three months ended June 30, 2010 and $16.3 million for the same period in 2009. General and administrative expense during the three months ended June 30, 2010 was $4.0 million higher than the comparable prior year period due primarily to higher marketing and branding costs associated with our “UNITED” campaign which launched in May, as well as personnel costs and other investments to complement our growth strategies, which were partially offset by an insurance refund recognized in the current quarter. We expect to continue to incur additional costs related to our branding initiative in future periods.

During the six months ended June 30, 2010 and 2009, general and administrative expense was $39.9 million and $34.4 million, respectively, or $5.5 million higher than the comparable prior year period. In addition to the items noted in the quarterly comparison, the year-to-date period also included higher consulting fees for projects to complement our growth strategies incurred during the three months ended March 31, 2010.

General and administrative expense represented 2.2% and 1.8% of revenue for the three months ended June 30, 2010 and 2009 and 2.2% and 2.0% of revenue for the six months ended June 30, 2010 and 2009, respectively.

Impairment and Restructuring Charges. Impairment and restructuring charges recognized during the three months and six months ended June 30, 2010 and 2009 consisted of the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Severance costs	$746	$371	$1,466	$1,613
Service agreements, net	2,523	-	2,523	150
Other, net	-	10	92	27

Total	$3,269	$381	$4,081	$1,790

During the three months and six months ended June 30, 2010, the Company recorded $0.7 million and $1.5, respectively, of severance charges for involuntary terminations. These charges will be paid through the first quarter of 2011. During the second quarter of 2010, we also exited two small CSA arrangements that we believe, long term, did not provide an adequate return on investment. As a result, we recorded an impairment charge related to one of these practices which had an unamortized service agreement intangible of $2.5 million. In addition, during the second quarter of 2010, we transitioned a practice of 9 physicians from a CSA arrangement to a TPS arrangement demonstrating the flexibility of our suite of product offerings. We did not record an impairment charge related to this transition.

During the three months and six months ended June 30, 2009, the Company recorded $0.4 million and $1.6 million, respectively, of severance charges related to certain corporate personnel in connection with efforts to reduce costs. In addition, an unamortized service agreement intangible was impaired for $0.2 million related to a practice which converted from a comprehensive strategic alliance model to a targeted physician services relationship.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Depreciation and Amortization. Depreciation and amortization expense decreased by approximately $0.3 million for the three months ended June 30, 2010 and increased by $0.5 million for the six months ended June 30, 2010 from the comparable periods in 2009. In the second quarter of 2010, we recorded an adjustment reducing depreciation expense by $1.1 million related to certain leasehold improvements that had been incorrectly depreciated beyond their historical cost as a result of receiving a partial cost reimbursement related to these assets from the affiliated practice conducting operations in this location.

Interest Expense, net. For the three month period ending June 30, 2010 and 2009, the interest expense, net was $27.7 million and $22.5 million, respectively. Interest expense, net, increased to $55.1 million during the six months ended June 30, 2010 from $45.1 million in the comparable period of the prior year. These increases are due primarily to the higher fixed interest rate on our 9.125% Senior Secured Notes which were issued in the second quarter of 2009 to refinance our 9% Senior Notes and Senior Secured Credit Facility.

Loss on Early Extinguishment of Debt. During the three months and six months ended June 30, 2009, we recognized a $22.4 million loss on early extinguishment of debt in connection with refinancing of the $436.7 million senior secured term loan facility and the $300 million 9.0% senior notes. The loss primarily related to payment of a call premium and interest expense during the call period on the senior notes, the write off of unamortized issuance costs related to the retired debt and certain transaction costs.

Income Taxes. The effective tax rate for US Oncology, Inc. was a tax provision of 113.2% and a benefit of 14.8% for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, the effective tax rate was greater than the statutory rate due to the impact of non-deductible expenses and certain state income taxes, particularly the Texas margin tax whose determination does not consider deductions allowed in the determination of Federal taxable income. The income before income taxes for the quarter was near break-even resulting in these items causing a greater fluctuation in the effective tax rate than the statutory rate. For the three months ended June 30, 2009, the effective tax rate was less than the statutory rate because the benefit associated with losses before income taxes was partially offset by the impact of non-deductible expenses and certain state income taxes.

The effective tax rate for US Oncology, Inc. was a tax provision of 81.6% and 53.0% for the six months ended June 30, 2010 and 2009, respectively, despite reporting a loss before income taxes, due to the impact of non-deductible expenses and an income tax expense related to the Texas margin tax.

Net Income (Loss) Attributable to the Company. For the three months ended June 30, 2010 and 2009, US Oncology, Inc. recorded a net loss of $1.9 million and $7.6 million, respectively. Net loss for the six months ended June 30, 2010 was $2.0 million, compared to net loss of $6.6 million for the six months ended June 30, 2009. Net loss for the three and six months ended June 30, 2010 includes the impact of correcting two accounting errors (see discussion in “Research and Other Services” and “Depreciation and Amortization” above) which increased income (loss) before income taxes by $2.5 million.

Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc. (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change		2010	2009	Change

General and administrative expense	$66	$34	nm	(1)	$152	$74	nm	(1)
Interest expense, net	8,470	9,700	(12.7)		16,929	20,087	(15.7)
Loss on interest rate swap	2,842	1,653	nm	(1)	7,986	2,416	nm	(1)

(1)	Not meaningful

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses in the three months ended June 30, 2010 of $66 thousand and $34 thousand in the three months ended June 30, 2009. Holdings recorded $152 thousand and $74 thousand during the six months ended June 30, 2010 and 2009, respectively. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its separate indebtedness (the “Holdings Notes”).

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. During the three months ended June 30, 2010 and 2009 the interest expense was $8.5 million and $9.7 million,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

respectively. Incremental interest expense was approximately $16.9 million during the six months ended June 30, 2010 and $20.1 million for the six months ended June 30, 2009. The decrease in interest expense when comparing the three and six months ended June 30, 2010 to the same periods in 2009 reflects the lower market LIBOR rates which are the basis for variable interest due on the Holdings Notes. The benefit of lower market interest rates was partially offset by increasing indebtedness as the Company elected to settle interest on the Holdings Notes in kind.

Loss on Interest Rate Swap. For the three months ending June 30, 2010 and 2009, Holdings recognized an unrealized loss of $2.8 million and $1.7 million, respectively. During the six months ended June 30, 2010 and 2009, Holdings recognized an unrealized loss of $8.0 million and $2.4 million, respectively, related to its interest rate swap due to decreases in projected LIBOR rates. Because the interest rate swap is not accounted for as a cash flow hedge, changes in fair value attributable to the instrument are reported currently in earnings.

Income Taxes. For the three months ended June 30, 2010 and 2009, Holdings effective tax rate was a tax provision of 5.9% and a tax benefit of 14.3%, respectively. Holdings effective tax rate was a tax provision of 5.0% and a tax benefit of 15.0% for the six months ended June 30, 2010 and 2009, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense, loss on interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, change the impact of non-deductible costs and certain state income taxes on its effective tax rate. Additionally, Holdings has recorded a valuation allowance to reduce its deferred tax assets to their estimated realizable value.

For the three and six months ended June 30, 2009 and 2010, the effective tax rate was less than the Federal statutory rate because the benefit associated with losses before income taxes was partially offset by the impact of non-deductible expenses, certain state income taxes whose determination does not consider deductions allowed in the determination of Federal taxable income and a valuation allowance established on the net deferred tax assets of US Oncology Holdings, Inc.

Net Income (Loss) Attributable to the Company. Holdings’ incremental net loss for the three months ended June 30, 2010 and 2009 was $11.1 million and $9.8 million, respectively. For the six months ended June 30, 2010, Holding’s incremental net loss was $25.5 million and the incremental net loss for the six months ended June 30, 2009, was $16.3 million.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of June 30, 2010 (in thousands);

	Holdings	US Oncology
Current assets	$839,278	$815,674
Current liabilities	599,279	579,682

Net working capital	$239,999	$235,992

Long-term indebtedness	$1,577,176	$1,067,489

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

The following table summarizes the statement of cash flows of Holdings and US Oncology for the six months ended June 30, 2010 (in thousands).

	Holdings	US Oncology
Net cash provided by operating activities	$66,086	$75,485
Net cash used in investing activities	(34,487)	(34,487)
Net cash used in financing activities	(9,288)	(18,494)

Net increase in cash and equivalents	22,311	22,504
Cash and equivalents:
December 31, 2009	161,811	161,589

June 30, 2010	$184,122	$184,093

Cash Flows from Operating Activities

During the six months ended June 30, 2010, US Oncology generated $66.1 million in cash flow from operations compared to $69.5 million during the six months ended June 30, 2009. The decrease in operating cash flow in 2010 was due to higher payments during the six months ended June 30, 2010 for obligations under the Holdings’ interest rate swap due to lower LIBOR rates. In addition, receivable collections were lower in the first six months of 2010 as compared to prior year due to a temporary payment hold in June by CMS as Congress acted to avert a scheduled reduction in payment for physician services. The impact of lower collections was offset by lower payments for pharmaceuticals due to the timing of large purchases as well as lower cost of certain drugs available in generic form in 2010 which were branded products in 2009. Large drug purchases at the end of the second quarter, for which payments will be made in the third and fourth quarters, contributed to the increase in accounts payable at June 30, 2010 compared to December 31, 2009.

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $9.4 million for the six months ended June 30, 2010. The difference relates to dividends paid by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes and interest rate swap. The dividends are considered to be financing transactions by US Oncology as they represent distributions paid to its parent company, which were ultimately used to settle operating costs of Holdings.

Cash Flows from Investing Activities

During the six months ended June 30, 2010, we used $34.5 million for investing activities. Cash flow for investing activities relate primarily to $29.7 million in capital expenditures, including $13.7 million relating to the development and construction of cancer centers and $16.0 million for maintenance capital expenditures.

During the six months ended June 30, 2009, we used $39.4 million for investing activities. Cash flow for investing activities relate primarily to $37.5 million in capital expenditures, including $26.7 million relating to the development and construction of cancer centers and $10.8 million for maintenance capital expenditures.

Cash Flows from Financing Activities

During the six months ended June 30, 2010, US Oncology Holdings, Inc’s $9.3 million used in financing activities which relates primarily to the repayments for physician notes issued in connection with practice affiliations in prior years. Cash flow used by US Oncology for financing activities also includes a distribution of $9.2 million to its parent company to settle amounts due under its interest rate swap agreement.

During the six months ended June 30, 2009, $15.5 million was used in financing activities which relates primarily to the $775.0 million offering of 9.125% Senior Secured Notes completed in June 2009. Proceeds from the offering along with cash on hand were used to repay the $436.7 million senior secured term loan facility maturing in 2010 and 2011 and the $300 million 9.0% senior notes due 2012. Cash flow used by US Oncology for financing activities also includes a distribution of $4.1 million to its parent company to settle amounts due under its interest rate swap agreement.

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

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA and Adjusted EBITDA as key indicators to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of June 30, 2010, our senior secured revolving credit facility required that we maintain a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 7.00:1. This covenant becomes more restrictive over time and, at maturity in 2012, the maximum leverage ratio may not be more than 6.00:1. For more information regarding our use of EBITDA and Adjusted EBITDA and their limitations, see “Discussion of Non-GAAP Information.”

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

The following table reconciles net income (loss) as shown in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to EBITDA, Adjusted EBITDA, and net cash provided by operating activities as shown in the Company’s Condensed Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$(11,976)	$(16,449)	$(884)	$(6,651)
Interest expense, net	36,142	32,184	27,672	22,484
Income tax (benefit) provision	723	(2,913)	1,009	(1,324)
Depreciation and amortization	24,399	25,172	24,399	25,172
Amortization of stock compensation	623	268	623	268
Loss on interest rate swap	2,842	1,653	-	-
Other income (expense)	387	(37)	387	(37)

EBITDA	53,140	39,878	53,206	39,912

Plus:
Loss on early extinguishment of debt	-	22,353	-	22,353
Impairment and restructuring charges	3,269	381	3,269	381
Other non-cash G&A	98	65	98	65

Adjusted EBITDA	56,507	62,677	56,573	62,711

Changes in assets and liabilities	41,711	12,653	33,910	4,301
Deferred income taxes	37	(3,532)	(299)	(3,324)
Interest expense, net	(36,142)	(32,184)	(27,672)	(22,484)
Income tax benefit (provision)	(723)	2,913	(1,009)	1,324

Net cash provided by (used in) operating activities	$61,390	$42,527	$61,503	$42,528

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$(25,538)	$(21,148)	$(88)	$(4,875)
Interest expense, net	72,046	65,193	55,117	45,106
Income tax (benefit) provision	1,297	(4,024)	914	2,280
Depreciation and amortization	50,153	50,270	50,153	50,270
Amortization of stock compensation	1,269	837	1,269	837
Loss on interest rate swap	7,986	2,416	-	-
Other income (expense)	157	(37)	157	(37)

EBITDA	107,370	93,507	107,522	93,581

Plus:
Loss on early extinguishment of debt	-	22,353	-	22,353
Impairment and restructuring charges	4,081	1,790	4,081	1,790
Other non-cash G&A	196	65	196	65

Adjusted EBITDA	111,647	117,715	111,799	117,789

Changes in assets and liabilities	27,709	18,978	20,047	1,096
Deferred income taxes	73	(6,034)	(330)	2,056
Interest expense, net	(72,046)	(65,193)	(55,117)	(45,106)
Income tax benefit (provision)	(1,297)	4,024	(914)	(2,280)

Net cash provided by operating activities	$66,086	$69,490	$75,485	$73,555

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Following is the EBITDA and Adjusted EBITDA for our operating segments for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30, 2010

US Oncology, Inc.	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

Product revenues	$451,095	$-	$639,746	$-	$-	$(470,111)	$620,730
Service revenues	162,650	99,476	15,639	19,864	-	-	297,629

Total revenues	613,745	99,476	655,385	19,864	-	(470,111)	918,359

Operating expenses	(594,365)	(74,614)	(634,230)	(19,062)	(34,746)	470,111	(886,906)
Impairment and restructuring charges	(2,523)	-	-	-	(746)	-	(3,269)

Income (loss) from operations	16,857	24,862	21,155	802	(35,492)	-	28,184

Add back:
Depreciation and amortization	-	9,145	683	61	14,510	-	24,399
Amortization of stock-based compensation	-	-	-	-	623	-	623

EBITDA	$16,857	$34,007	$21,838	$863	$(20,359)	$-	$53,206

Add back:
Other non-cash G&A	-	-	-	-	98	-	98
Impairment and restructuring charges	2,523	-	-	-	746	-	3,269

Adjusted EBITDA	$19,380	$34,007	$21,838	$863	$(19,515)	$-	$56,573

US Oncology Holdings, Inc.

Operating expenses	$-	$-	$-	$-	$(66)	$-	$(66)

Adjusted EBITDA	$19,380	$34,007	$21,838	$863	$(19,581)	$-	$56,507

	Three Months Ended June 30, 2009

US Oncology, Inc.	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

Product revenues	$449,892	$-	$608,365	$-	$-	$(463,685)	$594,572
Service revenues	155,666	97,143	15,796	18,470	-	-	287,075

Total revenues	605,558	97,143	624,161	18,470	-	(463,685)	881,647

Operating expenses	(588,340)	(72,185)	(599,242)	(17,169)	(31,190)	463,685	(844,441)
Impairment and restructuring charges	(10)	-	-	-	(371)	-	(381)

Income (loss) from operations	17,208	24,958	24,919	1,301	(31,561)	-	36,825

Loss on early extinguishment of debt	-	-	-	-	(22,353)	-	(22,353)
Add back:
Depreciation and amortization	-	9,640	467	66	14,999	-	25,172
Amortization of stock-based compensation	-	-	-	-	268	-	268

EBITDA	$17,208	$34,598	$25,386	$1,367	$(38,647)	$-	$39,912

Add back:
Loss on early extinguishment of debt	-	-	-	-	22,353	-	22,353
Other non-cash G&A	-	-	-	-	65	-	65
Impairment and restructuring charges	10	-	-	-	371	-	381

Adjusted EBITDA	$17,218	$34,598	$25,386	$1,367	$(15,858)	$-	$62,711

US Oncology Holdings, Inc.

Operating expenses	$-	$-	$-	$-	$(34)	$-	$(34)

Adjusted EBITDA	$17,218	$34,598	$25,386	$1,367	$(15,892)	$-	$62,677

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

	Six Months Ended June 30, 2010

US Oncology, Inc.	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

Product revenues	$886,665	$-	$1,242,706	$-	$-	$(919,594)	$1,209,777
Service revenues	322,213	197,750	30,898	38,183	-	-	589,044

Total revenues	1,208,878	197,750	1,273,604	38,183	-	(919,594)	1,798,821

Operating expenses	(1,171,483)	(149,177)	(1,230,533)	(37,371)	(69,670)	919,594	(1,738,640)
Impairment and restructuring charges	(2,615)	-	-	-	(1,466)	-	(4,081)

Income (loss) from operations	34,780	48,573	43,071	812	(71,136)	-	56,100

Add back:
Depreciation and amortization	-	18,960	1,274	120	29,799	-	50,153
Amortization of stock-based compensation	-	-	-	-	1,269	-	1,269

EBITDA	$34,780	$67,533	$44,345	$932	$(40,068)	$-	$107,522

Add back:
Other non-cash G&A	-	-	-	-	196	-	196
Impairment and restructuring charges	2,615	-	-	-	1,466	-	4,081

Adjusted EBITDA	$37,395	$67,533	$44,345	$932	$(38,406)	$-	$111,799

US Oncology Holdings, Inc.

Operating expenses	$-	$-	$-	$-	$(152)	$-	$(152)

Adjusted EBITDA	$37,395	$67,533	$44,345	$932	$(38,558)	$-	$111,647

	Six Months Ended June 30, 2009

US Oncology, Inc.	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

Product revenues	$879,054	$-	$1,170,795	$-	$-	$(892,197)	$1,157,652
Service revenues	308,434	189,460	30,969	37,693	-	-	566,556

Total revenues	1,187,488	189,460	1,201,764	37,693	-	(892,197)	1,724,208

Operating expenses	(1,153,711)	(142,620)	(1,155,186)	(34,015)	(64,256)	892,197	(1,657,591)
Impairment and restructuring charges	(177)	-	-	-	(1,613)	-	(1,790)

Income (loss) from operations	33,600	46,840	46,578	3,678	(65,869)	-	64,827

Loss on early extinguishment of debt	-	-	-	-	(22,353)	-	(22,353)
Add back:
Depreciation and amortization	-	19,016	1,174	146	29,934	-	50,270
Amortization of stock-based compensation	-	-	-	-	837	-	837

EBITDA	$33,600	$65,856	$47,752	$3,824	$(57,451)	$-	$93,581

Add back:
Loss on early extinguishment of debt	-	-	-	-	22,353	-	22,353
Other non-cash G&A	-	-	-	-	65	-	65
Impairment and restructuring charges	177	-	-	-	1,613	-	1,790

Adjusted EBITDA	$33,777	$65,856	$47,752	$3,824	$(33,420)	$-	$117,789

US Oncology Holdings, Inc.

Operating expenses	$-	$-	$-	$-	$(74)	$-	$(74)

Adjusted EBITDA	$33,777	$65,856	$47,752	$3,824	$(33,494)	$-	$117,715

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

Medical Oncology Services. Medical oncology services Adjusted EBITDA for the three months ended June 30, 2010 increased to $19.4 million from $17.2 million, or 12.6 percent and Adjusted EBITDA for the six months ended June 30, 2010 increased to $37.4 million from $33.8 million, or 10.7% percent. These increases are primarily due to higher patient volumes reflecting additional medical and other oncologists and physicians affiliated through comprehensive strategic alliance agreements, particularly within specialties providing services with higher reimbursement such as surgery, and an increase in drug margins in the current period, including from the temporary conversion of Eloxatin to generic status. In the current period, there were no material clinical trends that impacted our medical oncology services business from a financial perspective other than ESAs. Excluding the impact of earnings from the temporary conversion of Eloxatin to generic status, medical oncology EBITDA decreased slightly due to the impact of lower utilization of ESAs and drug costs increasing in advance of reimbursement, as well as higher non drug operating costs. The year-to-date comparison was also impacted by inclement weather during the first quarter of 2010.

As generic drugs are introduced to the market, earnings temporarily increase because drug costs decline significantly but reimbursement tied to Average Sales Price (“ASP”), including Medicare, remains at the branded price for a period of approximately six months. However, after ASP-based reimbursement adjusts, earnings with respect to a generic drug are typically significantly lower than the earnings from a branded pharmaceutical. In the case of Eloxatin, a patent lawsuit was settled in April 2010 requiring pharmaceutical companies to stop selling the drug in generic form after June 30, 2010. We acquired a significant amount of the lower cost generic product prior to July 1, which we expect will provide enough inventory to meet the needs of our practices through December 2010. As a result, we avoided having to purchase the branded drug upon reentry after July 1 at a much higher price.

Cancer Center Services. Cancer center services Adjusted EBITDA for the three months ended June 30, 2010 decreased to $34.0 million from $34.6 million, or 1.7 percent. The EBITDA decrease reflects higher operating costs and lower radiation treatment and diagnostic scan volumes due primarily to growth in advanced treatment options, such as SRS, that require fewer sessions than conventional radiation therapy, a reduction in referrals and slower new cancer patient growth. This was partially offset by higher revenue resulting from investments in radiation and diagnostic equipment and continued shift toward advanced therapies such as intensity modulated radiation therapy (“IMRT”), image guided radiation therapy (“IGRT”) and stereotactic radiosurgery (“SRS”), which are reimbursed at higher rates. During the second quarter of 2010, IMRT represented 28.2 percent of total radiation treatments compared to 26.4 percent for the same period in 2009.

Adjusted EBITDA for the six months ended June 30, 2010 increased to $67.5 million from $65.9 million, or 2.5% percent. This increase reflects a growing network of oncologists and investments in radiation and diagnostic equipment resulting in higher radiation treatment and diagnostic scan volumes during the first quarter which was partially offset by lower second quarter volumes as previously discussed.

Pharmaceutical Services. Pharmaceutical services Adjusted EBITDA was $21.8 million for the three months ended June 30, 2010 and $25.4 million as compared to the same period in 2009 and $44.3 million for the six months ended June 30, 2010 and $47.8 million as compared to the same period in 2009. During the three months ended June 30, 2010, the EBITDA decrease relates primarily to investments supporting our United Network strategy, lower margins on distribution purchasing and TPS arrangements and lower Informatics earnings. During the six months ended June 30, 2010, the increased investments in personnel and marketing costs for our United Network strategy, lower margins on TPS arrangements and lower Informatics earnings were partially offset by higher distribution performance and service fees.

Research and Other Services. Research and other services Adjusted EBITDA during the three months ended June 30, 2010 was $0.9 million, a decrease of $0.5 million from the three months ended June 30, 2009 due to costs incurred to support certain strategic initiatives, including personnel and advertising expenses. Adjusted EBITDA for the six months ended June 30, 2010 was $0.9 million, a decrease of $2.9 million from the six months ended June 30, 2009. Research and other services revenue for the quarter ended June 30, 2010 includes an out of period billing adjustment of approximately $1.4 million of which $1.0 million related to services rendered during the year ended December 31, 2009 and $0.4 million related to services rendered during the quarter ended March 31, 2010 which were billed to sponsors during the current quarter. The year-to-date decrease is primarily due to revisions of incentive plans made in the prior year with the purpose of aligning interests to focus on expanding the existing research network, launching a contract research organization and creating long-term value.

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

During the second quarter, we received notice from one of our largest distributors that our current credit terms will be reduced. We are evaluating options which include obtaining an alternative supply arrangement or operating under reduced credit terms with the current supplier. We expect that our liquidity could be reduced by $40-90 million depending upon the final payment terms obtained and, if necessary, letters of credit required to support our obligation to the supplier. However, we anticipate our EBITDA may increase as a result of improved economics for the new arrangement. In addition, we expect to temporarily invest approximately $90 million in the third and fourth quarters of 2010 for large drug purchases to obtain availability of certain generic product and lower costs on other branded products over the remainder of 2010. Because we rely, in part, on credit terms provided by vendors to finance our working capital needs, our liquidity could be further reduced in the event suppliers reduce, or eliminate, credit terms currently made available to the Company.

As of August 3, 2010, we had cash and cash equivalents of $206.3 million and $89.6 million available under our $120.0 million revolving credit facility (which had been reduced by outstanding letters of credit, totaling $30.4 million). This entire amount is available to be drawn without violating leverage ratio requirements under financial covenants of the senior secured revolving credit facility. We monitor the credit worthiness of financial institutions that participate in our credit facility and periodically test the availability of funds through short-term advances under the facility. However, there is no assurance that all such lenders will fund future borrowing requests for amounts currently available under our senior secured revolving credit facility in accordance with the terms of the facility. In the event that cash on hand, combined with amounts available under the senior secured revolving credit facility, is insufficient to fund our anticipated working capital requirements or we are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to us on terms that we consider acceptable.

We expect to fund our current capital needs with (i) cash on hand and cash generated from operations, (ii) borrowings under the revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases and (iv) indebtedness to physicians in connection with new affiliations. Our success in implementing our capital plans could be adversely impacted by poor operating performance which may result in decreased cash flow from operations and reduced credit availability under purchase money, lease or vendor payment terms. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance of institutions that participate in our senior secured revolving credit facility to satisfy their financial commitments to us.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Indebtedness

We have a significant amount of indebtedness. On June 30, 2010 we had aggregate indebtedness of approximately $1,588.6 million of which $1,078.9 million (including current maturities of $11.4 million) represents obligations of US Oncology, Inc., and $509.7 million represents an obligation of Holdings.

As of June 30, 2010 and December 31, 2009, the Company’s long-term indebtedness consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

US Oncology, Inc.
9.125% Senior Secured Notes, due 2017	760,409	759,680
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	20,221	25,945
Mortgage, capital lease obligations and other	20,254	21,242

	1,078,884	1,084,867
Less current maturities	(11,395)	(10,579)

	1,067,489	1,074,288

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	509,687	493,954

	$1,577,176	$1,568,242

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

Holdings Notes

On March 15, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due March 15, 2012 (the “Holdings Notes”). These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Holdings Notes entirely in cash, by increasing the principal amount of the Holdings Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Holdings Notes. Cash interest accrues on the Holdings Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Holdings Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable cash interest spread is 5.50% and reflects the final scheduled increase of 0.50% on March 15, 2010. The impact of scheduled spread increases is recognized as interest expense on a straight line basis to reflect a constant spread over the term of the Holdings Notes. During the six months ended June 30, 2010 and 2009, the Company elected to PIK interest on the Holdings Notes and total interest expense was $16.9 million and $20.1 million, respectively, which includes cash or PIK interest, interest related to spread increases, and the amortization of debt issuance costs.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior secured notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of June 30, 2010, US Oncology has the ability to make approximately $17.5 million in restricted payments, which amount

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology, excluding certain non-cash charges. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest.

In connection with issuing the Holdings Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. Based on projected LIBOR interest rates as of June 30, 2010, there will be available funds under the restricted payments provision in order to service, at a minimum, the estimated interest rate swap obligations through the end of 2010. The Company’s annual payment obligations on the interest rate swap increase by $4.3 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s annual payment obligations on the interest rate swap decrease by $4.3 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. We expect to issue $17.1 million in notes to settle the interest due September 15, 2010. In addition, we expect to pay $9.9 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2010. During the six months ended June 30, 2010, US Oncology paid dividends in the amount of $9.2 million to Holdings to finance obligations related to the Holdings Notes and interest rate swap.

Financial Covenants

At June 30, 2010, we were in compliance with the financial covenants of our indebtedness and we expect to remain in compliance through June 30, 2011. The senior secured revolving credit facility contains the most restrictive financial maintenance covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio test, which becomes more restrictive over time. At June 30, 2010, the terms of the senior secured revolving credit facility required that we maintain a maximum leverage ratio of 7.00:1. As of June 30, 2010, the maximum leverage ratio, as calculated under the terms of the senior secured revolving credit facility, was 4.80:1. The ratio becomes more restrictive (generally semiannually beginning in 2011) and, at maturity in 2012, the maximum leverage ratio may not be more than 6.00:1. Our ability to access the senior secured revolving credit facility may be limited if we are not able to maintain compliance with these covenants through the facility’s maturity in August 2012.

Scheduled Maturities

Based on our financial projections, the Company will not be able to satisfy all scheduled maturities through cash on hand and cash generated through operations. The Company expects future interest payments will also be settled in kind for the foreseeable future. Maturities during the year ending December 31, 2012 include $509.7 million of currently outstanding US Oncology Holdings, Inc. Floating Rate PIK Toggle Notes. Based on LIBOR rates as of June 30, 2010, if the Company were to settle all future interest payments in kind, the principal balance of the Notes would be approximately $584.0 million upon maturity in March 2012.

We anticipate that we will be dependent upon our ability to obtain external capital to satisfy the Holdings Notes maturing in March 2012. The Company intends to seek additional financing to satisfy its capital needs by accessing the public or private equity markets, refinancing these obligations through issuance of new indebtedness, modifying the terms of existing indebtedness or through a combination of these, or other, alternatives. There can be no assurance that additional financing, if available, will be made on terms acceptable to the Company.

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

The Company recorded an unrealized loss of $8.0 million and $2.4 million during the six months ended June 30, 2010 and 2009, respectively. The Company’s consolidated balance sheet as of June 30, 2010 and December 31, 2009 includes a liability of $31.8 million and $32.9 million, respectively, to reflect the fair market value of the interest rate swap as of that date and is classified as follows (in thousands):

	Fair Value as of June 30, 2010	Fair Value as of December 31, 2009
Liabilities
Other accrued liabilities	$17,830	$17,742
Other long-term liabilities	13,930	15,204

Total	$31,760	$32,946

In addition, during the third quarter ending September 30, 2010, we expect to pay $9.9 million to settle the obligation under our interest rate swap agreement for the six month period ending September 15, 2010.

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes, an instrument with a similar credit profile and term as the interest rate swap, and the like-term treasury spread (as an estimate of a risk free rate). As a result of evaluating the Company’s nonperformance risk, the estimated fair value of the interest rate swap was reduced by $2.9 million and $3.4 million for the six months ended June 30, 2010 and year ended December 31, 2009, respectively. An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $5.7 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by $5.4 million. Because a portion of the Company’s indebtedness, approximately $84.7 million, remains exposed to changes in variable interest rates, movements that favorably impact the fair market value of the interest rate swap may increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

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

The annual report for the fiscal year ending December 31, 2010 will not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010, which permanently exempts companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the requirement to obtain an external auditor attestation on the effectiveness of internal financial reporting. The SEC is expected to amend their rules in the near future to reflect the provisions of this Act. The Company will continue to provide management’s report in the Company’s annual report.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

PART II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefit and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 11, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and are incorporated by reference herein. In June 2010, the North Carolina Court of Appeals ruled unanimously in favor of the practice which allows the practice to continue providing diagnostic scans and radiation therapy for patients. Other than this ruling, there have been no significant developments related to the aforementioned legal proceedings in the current quarter.

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

1 Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on December 27, 2006, and incorporated herein by reference.

2 Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.

3 Filed as Exhibit 3 to the 8-K filed by US Oncology, Inc. on February 5, 2002 and incorporated herein by reference.

4 Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on January 7, 2008.

5 Filed as Exhibit 10.1 to the 8-K filed by US Oncology, Inc. on March 29, 2005, and incorporated herein by reference.

6 Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on November 21, 2005, and incorporated herein by reference.

7 Filed as an Exhibit to the 8-K filed by US Oncology, Inc. on July 13, 2006, and incorporated herein by reference.

8 Filed as Exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

9 Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on March 16, 2007, and incorporated herein by reference.

10 Filed as Exhibit 10 to the 8-K filed by US Oncology Holdings, Inc. on December 4, 2007, and incorporated herein by reference.

11 Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

12 Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on June 18, 2009, and incorporated herein by reference.

13 Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on August 28, 2009, and incorporated herein by reference.

14 Filed as an Exhibit to the 8-K filed by US Oncology Holdings, Inc. on October 7, 2009, and incorporated herein by reference.

† Filed herewith.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US ONCOLOGY HOLDINGS, INC. AND
US ONCOLOGY, INC.

Date: August 9, 2010	By:	/s/ Michael A. Sicuro
Michael A. Sicuro, Executive Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

Date: August 9, 2010	By:	/s/ Kevin F. Krenzke
Kevin F. Krenzke, Chief Accounting Officer (principal accounting officer)