Form 10-Q/A
period 2010-06-30
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2010-08-17
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Form 10-Q/A is a combined quarterly report being filed separately by two registrants: US Oncology Holdings, Inc. and US Oncology, Inc. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to US Oncology Holdings, Inc. and any reference to “US Oncology” refers to US Oncology, Inc., the wholly-owned operating subsidiary of Holdings. References to the “Company”, “we”, “us”, and “our” refer collectively to US Oncology Holdings, Inc. and US Oncology, Inc.

EXPLANATORY NOTE

In this Amendment No. 1 to Quarterly Report on Form 10-Q (the “Form 10-Q/A”), references to the “Company”, “we”, “us”, and “our” refer collectively to US Oncology Holdings, Inc. and US Oncology, Inc.

Subsequent to filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 on August 10, 2010, we have revised certain amounts in this 10-Q/A to correct certain incorrectly reported amounts. Specifically, in our presentation of other comprehensive income (loss) as reported on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three-months ended June 30, 2010 and 2009, the line “Net income (loss)” in the presentation of “Other comprehensive income (loss)” for the three-month periods ended June 30, 2010 and 2009 for US Oncology Holdings, Inc. had a typographical error due to the omission of negative signs. Also, in the presentation of “Other comprehensive income (loss)” the amount for “Net income (loss)” line for US Oncology, Inc. for the three-month periods ended June 30, 2010 and 2009 incorrectly presented “Income (loss) before income taxes.” The amounts previously reported for total “Comprehensive loss attributable to the Company” did not change. We have revised these items in this Form 10-Q/A.

Other than the correction of the incorrectly reported amounts specified above, all other information in our original Form 10-Q remains unchanged. For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended. Except for the amendment, this Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, if any.

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

This Form 10-Q/A is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$184,122	$161,811	$184,093	$161,589
Accounts receivable	397,329	349,659	397,329	349,659
Other receivables	25,320	30,928	25,320	30,928
Prepaid expenses and other current assets	25,174	20,818	25,135	20,818
Inventories	152,167	152,642	152,167	152,642
Deferred income taxes	12,136	12,136	6,002	6,002
Due from affiliates	43,030	48,052	25,628	30,699

Total current assets	839,278	776,046	815,674	752,337
Property and equipment, net	389,098	404,928	389,098	404,928
Service agreements, net	240,195	251,397	240,195	251,397
Goodwill	378,917	377,270	378,917	377,270
Other assets	76,277	78,586	72,152	73,259

Total assets	$1,923,765	$1,888,227	$1,896,036	$1,859,191

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term indebtedness	$11,395	$10,579	$11,395	$10,579
Accounts payable	343,448	279,948	343,251	279,788
Due to affiliates	106,462	110,888	106,462	110,888
Accrued compensation cost	46,748	50,775	46,748	50,775
Accrued interest payable	39,706	40,373	39,706	40,373
Income taxes payable	3,964	4,702	2,396	3,114
Other accrued liabilities	47,556	51,450	29,724	33,691

Total current liabilities	599,279	548,715	579,682	529,208

Deferred revenue	3,842	4,636	3,842	4,636
Deferred income taxes	12,784	12,711	36,328	36,658
Long-term indebtedness	1,577,176	1,568,242	1,067,489	1,074,288
Other long-term liabilities	48,292	44,796	20,524	15,739

Total liabilities	2,241,373	2,179,100	1,707,865	1,660,529

Commitments and contingencies (Note 10)

Equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 423,082,006 and 422,951,505 shares issued and outstanding in 2010 and 2009, respectively	423	423	-	-
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	-	-	1	1
Additional paid-in capital	110,026	108,723	544,083	551,986
Accumulated deficit	(443,108)	(415,624)	(370,964)	(368,930)

Total Company stockholders’ (deficit) equity	(332,659)	(306,478)	173,120	183,057
Noncontrolling interests	15,051	15,605	15,051	15,605

Total equity (deficit)	(317,608)	(290,873)	188,171	198,662

Total liabilities and equity (deficit)	$1,923,765	$1,888,227	$1,896,036	$1,859,191

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Product revenue	$620,730	$594,572	$620,730	$594,572
Service revenue	297,629	287,075	297,629	287,075

Total revenue	918,359	881,647	918,359	881,647

Cost of products	614,647	582,219	614,647	582,219

Cost of services:
Operating compensation and benefits	140,960	138,146	140,960	138,146
Other operating costs	86,663	82,648	86,663	82,648
Depreciation and amortization	17,440	17,935	17,440	17,935

Total cost of services	245,063	238,729	245,063	238,729

Total cost of products and services	859,710	820,948	859,710	820,948
General and administrative expense	20,303	16,290	20,237	16,256
Impairment and restructuring charges	3,269	381	3,269	381
Depreciation and amortization	6,959	7,237	6,959	7,237

	890,241	844,856	890,175	844,822

Income from operations	28,118	36,791	28,184	36,825

Other income (expense):
Interest expense, net	(36,142)	(32,184)	(27,672)	(22,484)
Loss on early extinguishment of debt	-	(22,353)	-	(22,353)
Loss on interest rate swap	(2,842)	(1,653)	-	-
Other income (expense), net	(387)	37	(387)	37

Income (loss) before income taxes	(11,253)	(19,362)	125	(7,975)
Income tax benefit (provision)	(723)	2,913	(1,009)	1,324

Net loss	(11,976)	(16,449)	(884)	(6,651)
Less: Net income attributable to noncontrolling interests	(1,016)	(944)	(1,016)	(944)

Net loss attributable to the Company	$(12,992)	$(17,393)	$(1,900)	$(7,595)

Other comprehensive income (loss):
Net loss	$(11,976)	$(16,449)	$(884)	$(6,651)
Comprehensive income attributable to noncontrolling interests	(1,016)	(944)	(1,016)	(944)

Comprehensive loss attributable to the Company	$(12,992)	$(17,393)	$(1,900)	$(7,595)

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Product revenue	$1,209,777	$1,157,652	$1,209,777	$1,157,652
Service revenue	589,044	566,556	589,044	566,556

Total revenue	1,798,821	1,724,208	1,798,821	1,724,208

Cost of products	1,196,434	1,133,804	1,196,434	1,133,804

Cost of services:
Operating compensation and benefits	282,839	275,786	282,839	275,786
Other operating costs	169,343	163,344	169,343	163,344
Depreciation and amortization	34,928	35,500	34,928	35,500

Total cost of services	487,110	474,630	487,110	474,630

Total cost of products and services	1,683,544	1,608,434	1,683,544	1,608,434
General and administrative expense	40,023	34,461	39,871	34,387
Impairment and restructuring charges	4,081	1,790	4,081	1,790
Depreciation and amortization	15,225	14,770	15,225	14,770

	1,742,873	1,659,455	1,742,721	1,659,381

Income from operations	55,948	64,753	56,100	64,827

Other income (expense):
Interest expense, net	(72,046)	(65,193)	(55,117)	(45,106)
Loss on early extinguishment of debt	-	(22,353)	-	(22,353)
Loss on interest rate swap	(7,986)	(2,416)	-	-
Other income (expense), net	(157)	37	(157)	37

Income (loss) before income taxes	(24,241)	(25,172)	826	(2,595)
Income tax benefit (provision)	(1,297)	4,024	(914)	(2,280)

Net loss	(25,538)	(21,148)	(88)	(4,875)
Less: Net income attributable to noncontrolling interests	(1,946)	(1,703)	(1,946)	(1,703)

Net loss attributable to the Company	$(27,484)	$(22,851)	$(2,034)	$(6,578)

Other comprehensive income (loss):
Net loss	$(25,538)	$(21,148)	$(88)	$(4,875)
Comprehensive income attributable to noncontrolling interests	(1,946)	(1,703)	(1,946)	(1,703)

Comprehensive loss attributable to the Company	$(27,484)	$(22,851)	$(2,034)	$(6,578)

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

Subsequent to filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 on August 10, 2010, we have revised certain amounts in this 10-Q/A to correct certain incorrectly reported amounts. Specifically, in our presentation of other comprehensive income (loss) as reported on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three-months ended June 30, 2010 and 2009, the line “Net income (loss)” in the presentation of “Other comprehensive income (loss)” for the three-month periods ended June 30, 2010 and 2009 for US Oncology Holdings, Inc. had a typographical error due to the omission of negative signs. Also, in the presentation of “Other comprehensive income (loss)” the amount for “Net income (loss)” line for US Oncology, Inc. for the three-month periods ended June 30, 2010 and 2009 incorrectly presented “Income (loss) before income taxes.” The amounts previously reported for total “Comprehensive loss attributable to the Company” did not change. We have revised these items in this Form 10-Q/A.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

PART II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefit and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 11, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q/A and are incorporated by reference herein. In June 2010, the North Carolina Court of Appeals ruled unanimously in favor of the practice which allows the practice to continue providing diagnostic scans and radiation therapy for patients. Other than this ruling, there have been no significant developments related to the aforementioned legal proceedings in the current quarter.

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

US ONCOLOGY HOLDINGS, INC. AND
US ONCOLOGY, INC.

Date: August 17, 2010	By:	/s/ Michael A. Sicuro
Michael A. Sicuro, Executive Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

Date: August 17, 2010	By:	/s/ Kevin F. Krenzke
Kevin F. Krenzke, Chief Accounting Officer (principal accounting officer)