Form 10-Q
period 2010-09-30
US ONCOLOGY INC; US Oncology Holdings, Inc.
filed 2010-11-05
CIK 943061, 1333191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 4, 2010, 424,069,205 and 100 shares of US Oncology Holdings, Inc. and US Oncology, Inc. common stock were outstanding, respectively.

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

US ONCOLOGY HOLDINGS, INC.

US ONCOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

This Form 10-Q is being filed by each of the registrants, US Oncology Holdings, Inc. and US Oncology, Inc. Each Registrant hereto is filing on its own behalf the information as required by Form 10-Q which is contained in this quarterly report.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share information)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$159,469	$161,811	$158,919	$161,589
Accounts receivable	360,462	349,659	360,462	349,659
Other receivables	28,891	30,928	28,891	30,928
Prepaid expenses and other current assets	21,746	20,818	21,724	20,818
Inventories	102,114	152,642	102,114	152,642
Deferred income taxes	11,571	12,136	5,437	6,002
Due from affiliates	66,419	48,052	49,314	30,699

Total current assets	750,672	776,046	726,861	752,337
Property and equipment, net	389,192	404,928	389,192	404,928
Service agreements, net	233,149	251,397	233,149	251,397
Goodwill	378,917	377,270	378,917	377,270
Other assets	75,010	78,586	71,491	73,259

Total assets	$1,826,940	$1,888,227	$1,799,610	$1,859,191

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term indebtedness	$11,342	$10,579	$11,342	$10,579
Accounts payable	285,824	279,948	285,642	279,788
Due to affiliates	96,697	110,888	96,697	110,888
Accrued compensation cost	51,829	50,775	51,829	50,775
Accrued interest payable	15,463	40,373	15,463	40,373
Income taxes payable	3,059	4,702	2,349	3,114
Other accrued liabilities	47,735	51,450	30,029	33,691

Total current liabilities	511,949	548,715	493,351	529,208

Deferred revenue	3,849	4,636	3,849	4,636
Deferred income taxes	12,256	12,711	34,630	36,658
Long-term indebtedness	1,594,223	1,568,242	1,067,479	1,074,288
Other long-term liabilities	37,995	44,796	25,481	15,739

Total liabilities	2,160,272	2,179,100	1,624,790	1,660,529

Commitments and contingencies (Note 10)

Equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 424,069,205 and 422,951,505 shares issued and outstanding in 2010 and 2009, respectively	424	423	-	-
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	-	-	1	1
Additional paid-in capital	110,546	108,723	534,103	551,986
Accumulated deficit	(459,205)	(415,624)	(374,187)	(368,930)

Total Company stockholders’ (deficit) equity	(348,235)	(306,478)	159,917	183,057
Noncontrolling interests	14,903	15,605	14,903	15,605

Total equity (deficit)	(333,332)	(290,873)	174,820	198,662

Total liabilities and equity (deficit)	$1,826,940	$1,888,227	$1,799,610	$1,859,191

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Product revenue	$647,509	$608,035	$647,509	$608,035
Service revenue	293,179	293,419	293,179	293,419

Total revenue	940,688	901,454	940,688	901,454

Cost of products	642,966	596,208	642,966	596,208

Cost of services:
Operating compensation and benefits	140,561	140,321	140,561	140,321
Other operating costs	83,130	84,824	83,130	84,824
Depreciation and amortization	17,408	19,090	17,408	19,090

Total cost of services	241,099	244,235	241,099	244,235

Total cost of products and services	884,065	840,443	884,065	840,443
General and administrative expense	19,033	18,913	18,992	18,792
Impairment and restructuring charges	3,252	4,117	3,252	4,117
Depreciation and amortization	8,025	7,700	8,025	7,700

	914,375	871,173	914,334	871,052

Income from operations	26,313	30,281	26,354	30,402

Other income (expense):
Interest expense, net	(36,730)	(37,627)	(28,109)	(28,016)
Loss on early extinguishment of debt	-	(3,672)	-	(3,672)
Loss on interest rate swap	(3,605)	(7,596)	-	-
Other income (expense), net	(1,215)	-	(1,215)	-

Loss before income taxes	(15,237)	(18,614)	(2,970)	(1,286)
Income tax benefit (provision)	(12)	(764)	595	1,332

Net income (loss)	(15,249)	(19,378)	(2,375)	46
Less: Net income attributable to noncontrolling interests	(848)	(912)	(848)	(912)

Net loss attributable to the Company	$(16,097)	$(20,290)	$(3,223)	$(866)

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Product revenue	$1,857,286	$1,765,687	$1,857,286	$1,765,687
Service revenue	882,223	859,975	882,223	859,975

Total revenue	2,739,509	2,625,662	2,739,509	2,625,662

Cost of products	1,839,400	1,730,012	1,839,400	1,730,012

Cost of services:
Operating compensation and benefits	423,400	416,107	423,400	416,107
Other operating costs	252,473	248,168	252,473	248,168
Depreciation and amortization	52,336	54,590	52,336	54,590

Total cost of services	728,209	718,865	728,209	718,865

Total cost of products and services	2,567,609	2,448,877	2,567,609	2,448,877
General and administrative expense	59,056	53,374	58,863	53,179
Impairment and restructuring charges	7,333	5,907	7,333	5,907
Depreciation and amortization	23,250	22,470	23,250	22,470

	2,657,248	2,530,628	2,657,055	2,530,433

Income from operations	82,261	95,034	82,454	95,229

Other income (expense):
Interest expense, net	(108,776)	(102,820)	(83,226)	(73,122)
Loss on early extinguishment of debt	-	(26,025)	-	(26,025)
Loss on interest rate swap	(11,591)	(10,012)	-	-
Other income (expense), net	(1,372)	37	(1,372)	37

Loss before income taxes	(39,478)	(43,786)	(2,144)	(3,881)
Income tax benefit (provision)	(1,309)	3,260	(319)	(948)

Net loss	(40,787)	(40,526)	(2,463)	(4,829)
Less: Net income attributable to noncontrolling interests	(2,794)	(2,615)	(2,794)	(2,615)

Net loss attributable to the Company	$(43,581)	$(43,141)	$(5,257)	$(7,444)

The accompanying notes are an integral part of these statements.

US ONCOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(unaudited, in thousands)

	US Oncology Holdings, Inc. Shareholders
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2009	422,951	$423	$108,723	$(415,624)	$15,605	$(290,873)

Share-based compensation	-	-	1,789	-	-	1,789
Exercise of options to purchase common stock	26	-	34	-	-	34
Restricted stock award issuances	1,470	1	-	-	-	1
Forfeiture of restricted stock awards	(378)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	(3,496)	(3,496)
Net income (loss)	-	-	-	(43,581)	2,794	(40,787)

Balance at September 30, 2010	424,069	$424	$110,546	$(459,205)	$14,903	$(333,332)

US ONCOLOGY, INC. CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited, in thousands, except share information)
	US Oncology, Inc. Shareholder
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balance at December 31, 2009	100	$1	$551,986	$(368,930)	$15,605	$198,662

Share-based compensation	-	-	1,789	-	-	1,789
Dividend paid	-	-	(19,672)	-	-	(19,672)
Distributions to noncontrolling interests	-	-	-	-	(3,496)	(3,496)
Net income (loss)	-	-	-	(5,257)	2,794	(2,463)

Balance at September 30, 2010	100	$1	$534,103	$(374,187)	$14,903	$174,820

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net loss	$(40,787)	$(40,526)	$(2,463)	$(4,829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred financing costs	82,119	83,891	80,323	82,101
Impairment and restructuring charges	7,333	5,907	7,333	5,907
Deferred income taxes	110	(6,034)	(1,463)	339
Non-cash compensation expense	1,789	1,571	1,789	1,571
Gain on sale of assets	(1,021)	-	(1,021)	-
Equity losses (earnings) of joint ventures	591	(2,429)	591	(2,429)
Loss on interest rate swap	11,591	10,012	-	-
Non-cash interest under PIK election	24,938	27,373	-	-
Loss on early extinguishment of debt	-	26,025	-	26,025
(Increase) Decrease in:
Accounts and other receivables	(11,971)	(8,528)	(11,971)	(8,528)
Prepaid expenses and other current assets	3,623	(3,703)	3,630	(3,703)
Inventories	48,120	10,391	48,120	10,391
Other assets	-	26	-	26
Increase (Decrease) in:
Accounts payable	5,146	29,816	5,152	29,830
Due from/to affiliates	(32,173)	5,338	(32,421)	13,330
Income taxes receivable/payable	(1,618)	9,549	(765)	(826)
Other accrued liabilities	(43,838)	(23,338)	(23,504)	(13,174)

Net cash provided by operating activities	53,952	125,341	73,330	136,031

Continued on following page

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

(unaudited, in thousands)

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash flows from investing activities:
Acquisition of property and equipment	(45,887)	(66,696)	(45,887)	(66,696)
Proceeds from contract separations	5,208	132	5,208	132
Payments in affiliation transactions	(2,214)	(4,525)	(2,214)	(4,525)
Payments for acquisition of business	(4,367)	-	(4,367)	-
Distributions from unconsolidated subsidiaries	3,017	3,509	3,017	3,509
Investments in unconsolidated subsidiaries	(1,288)	(7,790)	(1,288)	(7,790)

Net cash used in investing activities	(45,531)	(75,370)	(45,531)	(75,370)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	-	758,926	-	758,926
Repayment of term loan	-	(436,666)	-	(436,666)
Repayment of Senior Notes	-	(311,578)	-	(311,578)
Repayment of other indebtedness	(7,156)	(9,405)	(7,156)	(9,405)
Debt financing costs	(145)	(21,188)	(145)	(21,188)
Net distributions to parent	-	-	(19,672)	(11,064)
Distributions to noncontrolling interests	(3,496)	(1,627)	(3,496)	(1,627)
Proceeds from exercise of stock options	34	-	-	-

Net cash used in financing activities	(10,763)	(21,538)	(30,469)	(32,602)

Increase (decrease) in cash and cash equivalents	(2,342)	28,433	(2,670)	28,059
Cash and cash equivalents:
Beginning of period	161,811	104,477	161,589	104,476

End of period	$159,469	$132,910	$158,919	$132,535

Interest paid	$102,985	$79,792	$102,962	$79,767
Income taxes and related interest paid (refunded)	1,694	(6,739)	1,694	1,476
Non-cash investing and financing transactions:
Notes issued for interest paid-in-kind	32,790	37,203	-	-
Accretion of dividends on preferred stock	-	19,339	-	-

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

The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary, US Oncology. Holdings conducts substantially all of its business through US Oncology and its subsidiaries which provide extensive services and support to its affiliated cancer care sites nationwide to help them expand their offering of the most advanced cancer care treatments, build integrated community-based cancer care centers, improve their therapeutic drug management programs, and participate in cancer-related clinical research studies. US Oncology is affiliated with 1,392 physicians operating in 517 locations, including 99 radiation oncology facilities in 39 states. US Oncology also provides a broad range of services to pharmaceutical manufacturers, including product distribution and informational services such as data reporting and analysis.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary to be a fair statement of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2010.

NOTE 2 – Revenues

The Company derives revenues primarily from (i) comprehensive management fees earned under our comprehensive strategic alliances model where we act as exclusive manager and administrator of affiliated practices; (ii) targeted physician services fees earned for specific practice management services performed; (iii) fees paid by pharmaceutical companies for services as a group purchasing organization, informational data services and other manufacturer services and (iv) clinical research services performed under agreements with pharmaceutical manufacturers and other trial sponsors.

Governmental programs, such as Medicare and Medicaid, are collectively the affiliated practices’ largest payers. For the three months ended September 30, 2010 and 2009, the affiliated practices under comprehensive service agreements derived 41.2% and 39.6%, respectively, of their net patient revenue from services provided under the Medicare program (of which 7.6% and 7.2%, respectively, relate to Medicare managed care) and 4.2% and 3.8%, respectively, from services provided under state Medicaid programs. For the nine months ended September 30, 2010 and 2009, the affiliated practices under comprehensive service agreements derived 40.7% and 39.6%, respectively, of their net patient revenue from services provided under the Medicare program (of which 7.3% and 6.8%, respectively, relate to Medicare managed care) and 4.1% and 3.7%, respectively, from services provided under state Medicaid programs. Capitation revenues were less than 1% of total net patient revenue in all periods. Additional payers, depending on the quarter, may individually represent more or less than 10% of the aggregate net revenues of affiliated practices under comprehensive service agreements. During the three months and nine months ended September 30, 2010 and 2009, there were no payers representing 10% or more of such affiliated practices’ aggregate net revenues. Changes in the payer reimbursement rates, or in an affiliated practices’ payer mix could materially and adversely affect the Company’s revenues.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

On July 30, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a National Coverage Determination (“NCD”) establishing criteria for reimbursement by Medicare for ESA usage which led to a significant decline in utilization of these drugs by oncologists, including those affiliated with the Company. In addition, the Oncologic Drugs Advisory Committee (“ODAC”) met on March 13, 2008, to further consider the use of ESAs in oncology. Based upon the ODAC findings, on July 30, 2008, the U.S. Food and Drug Administration (“FDA”) published a final new label for the ESA drugs Aranesp and Procrit. Unlike the NCD from CMS, which governs reimbursement (rather than prescribing) for Medicare beneficiaries only, the label indication directs appropriate physician prescribing and applies to all patients and payers.

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

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, particularly on its medical oncology services and pharmaceutical services segments. Prescribing patterns may continue to change now that the REMS has been in effect for several months, a possible impact of which could be further significant reductions in ESA utilization. During the current periods, however, operating income attributable to ESAs administered by our network of affiliated physicians remained relatively stable at $5.3 million and $5.6 million during the three months ended September 30, 2010 and 2009, respectively, and $14.6 million and $16.3 million during the nine months ended September 30, 2010 and 2009, respectively. The operating income reflects results from the medical oncology services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from the pharmaceutical services segment which includes purchases by physicians affiliated under the targeted physician services model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under both of these arrangements.

Decreasing financial performance of affiliated practices as a result of further declining ESA usage, if any, also affects their relationship with the Company and, in some instances, has led to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs may adversely impact the Company’s ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact the Company’s ability to obtain acceptable credit terms from pharmaceutical manufacturers, including pharmaceutical manufacturers of products other than ESAs.

The Company expects continued payer scrutiny of the side effects of supportive care products and other drugs that represent significant costs to payers. Such scrutiny by payers or additional scientific data could lead to future restrictions on usage or reimbursement for other pharmaceuticals as a result of payer or FDA action or reductions in usage as a result of the independent determination of oncologists practicing in the network. Any such reduction could have an adverse effect on the business. In the Company’s evidence-based medicine initiative, affiliated physicians continually review emerging scientific information to develop clinical pathways for use in oncology and remain engaged with payers in determining optimal usage for all pharmaceuticals.

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units (“RVUs”). The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula.

In late 2009, CMS announced payment rates for services to be furnished under the 2010 physician fee schedule. Under the provisions, the current Sustainable Growth Rate (“SGR”) formula for setting aggregate Physician Fee Schedule spending would reduce payment for physician services by 21.3%. Historically, Congress has intervened and through the budgetary process provided funding to prevent significant reductions in reimbursement rates. Most recently, The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (H.R. 3962), which was signed into law on June 25, 2010, delays the payment reduction until November 30, 2010 and includes a 2.2% increase in the conversion factor for services provided from June 1, 2010 through November 30, 2010. H.R. 3962 also included rate change adjustments related to the Geographic Practice Cost Index retroactive to services provided beginning January 1, 2010.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The Company’s most significant, and only service agreement to provide more than 10% of total revenues, is with Texas Oncology, P.A. which accounted for approximately 25% of revenue for the nine month periods ended September 30, 2010, and 2009. Set forth below is selected, unaudited financial information for Texas Oncology (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue of Texas Oncology, P.A.	$233,542	$223,876	$681,194	$655,792
Less: Reimbursement of expenses	221,484	210,436	643,123	618,564

Earnings component of management fee	$12,058	$13,440	$38,071	$37,228

NOTE 3 – Fair Value Measurements

Under the provisions of ASC820 “Fair Value Measurements and Disclosures” (Fair Value Measurements and Disclosure Topics), assets and liabilities measured at fair value are to be categorized into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants. The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs.

Liabilities consist of the Company’s interest rate swap only, which is valued using models based on readily observable market parameters for all substantial terms of the derivative contract and, therefore, are classified as Level 2. Under the interest rate swap, the Company pays a fixed rate of 4.97% and receives a floating rate based on the six-month LIBOR on a notional amount of $425.0 million. The floating rate is set at the start of each semi-annual interest period with the final interest settlement date on March 15, 2012. The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by the Company, which results in a net liability position, as well as the counterparty’s credit rating, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the “Holdings Notes” (exchange notes registered with the SEC in 2007), an instrument with a similar credit profile and term as the interest rate swap, and the like term treasury spread (as an estimate of a risk free rate). An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the interest rate swap by $3.7 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by $2.6 million. As of September 30, 2010, $101.7 million of the Company’s indebtedness remains exposed to changes in variable interest rates. As such, movements that favorably impact the fair market value of the interest rate swap will increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Liabilities
Other accrued liabilities	17,703	-	17,703	-
Other long-term liabilities	7,720	-	7,720	-

Total	$25,423	$-	$25,423	$-

Non-designated Derivative Instrument

The Company’s interest rate swap agreement described above was initially designated as a cash flow hedge against the variability of cash future interest payments on the Holdings Notes (see Note 6 – Indebtedness). The Company no longer believes that payment of cash interest on the entire principal of the outstanding Holdings Notes remains probable and has discontinued cash flow hedge accounting for the interest rate swap. Subsequent to discontinuation of hedge accounting, the Company has recognized all unrealized losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. Holdings recognized unrealized losses during the three and nine months ended September 30, 2010 and 2009 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Loss on interest rate swap	$(3,605)	$(7,596)	$(11,591)	$(10,012)

Although cash flow hedge accounting is no longer applied to the interest rate swap, the Company believes the swap, economically, remains a hedge against the variability in a portion of interest accruing on the Holdings Notes.

NOTE 4 – Intangible Assets and Goodwill

Changes in intangible assets relating to service agreements, customer relationships, trademarks and goodwill during the nine months ended September 30, 2010 consisted of the following (in thousands):

	Service	Customer			Accumulated
	Agreements,	Relationships,	Patents &		Impairment
	net	net	Trademarks	Goodwill	Loss	Goodwill, net

Balance at December 31, 2009	$251,397	$3,244	$-	$757,270	$(380,000)	$377,270
Additions	2,214	2,180	925	1,647	-	1,647
Impairment charges	(2,523)	-	-	-	-	-
Amortization expense and other	(17,939)	(506)	(77)	-	-	-

Balance at September 30, 2010	$233,149	$4,918	$848	$758,917	$(380,000)	$378,917

Average of straight-line based amortization period remaining in years as of September 30, 2010	12	7	4	N/A

Customer relationships, net, are classified as Other Assets in the accompanying Condensed Consolidated Balance Sheets. Accumulated amortization relating to service agreements was $80.1 million and $73.4 million at September 30, 2010 and December 31, 2009, respectively. The amortization expense of amortizable intangible assets for the nine months ended September 30, 2010 was $15.8 million, and the estimated annual amortization expense for the five succeeding years is approximately $20 million per year.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

During the nine months ended September 30, 2010, the Company recorded additions to certain intangible assets related to the acquisition of CURE Media Group for cash consideration of $4.4 million. Additions to customer relationships of $2.2 million, trademarks of $0.5 million and goodwill of $1.6 million, as noted in the table above, all relate to this acquisition. Goodwill related to our acquisition of the CURE Media Group is included in the pharmaceutical services segment. In addition, the Company recorded additions to patents and trademarks related to the acquisition of NexCura of $0.5 million. As determinations and appraisals of the fair value of assets acquired and liabilities assumed in the acquisitions are finalized, values may be adjusted if they vary from our original estimates. During the nine months ended September 30, 2010, the Company impaired service agreement intangible assets with a carrying value of $2.5 million (see Note 5 – “Impairment and Restructuring Charges”).

The carrying value of goodwill and the carrying value of service agreements are subject to impairment tests under generally accepted accounting principles. There were no impairments of goodwill identified during the nine months ended September 30, 2010. However, future adverse changes in actual or anticipated operating results, as well as unfavorable changes in economic factors and market multiples used to estimate the fair value of the Company, could result in future non-cash impairment charges.

NOTE 5 – Impairment and Restructuring Charges

Impairment and restructuring charges recognized during the three months and nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Severance costs	$3,059	$4,117	$4,524	$5,731
Service agreements, net	-	-	2,523	150
Other, net	193	-	286	26

Total	$3,252	$4,117	$7,333	$5,907

The Company recorded severance charges related to employee separations of corporate personnel of $3.1 million and $4.1 million during the three months ended September 30, 2010 and 2009, respectively, and $4.5 million and $5.7 million during the nine months ended September 30, 2010 and 2009, respectively. The Company’s severance-related liabilities of $5.4 million as of September 30, 2010, will be paid through the fourth quarter of 2011.

In addition, the nine months ended September 30, 2010 and 2009 include impairment charges related to service agreement intangibles of $2.5 million and $0.2 million, respectively, related to practices which either converted from a comprehensive strategic alliance model to a targeted physician services relationship or separated from the network.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

NOTE 6 – Indebtedness

As of September 30, 2010 and December 31, 2009, long-term indebtedness consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

US Oncology, Inc.
9.125% Senior Secured Notes, due 2017 (a)	760,790	759,680
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	20,189	25,945
Mortgage, capital lease obligations and other	19,842	21,242

	1,078,821	1,084,867
Less current maturities	(11,342)	(10,579)

	1,067,479	1,074,288

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	526,744	493,954

	$1,594,223	$1,568,242

(a) Includes $14.2 million unamortized original issue discount balance.

Future principal obligations under US Oncology’s and Holdings’ long-term indebtedness as of September 30, 2010, are as follows (in thousands):

	Twelve months ending September 30,
	2011	2012	2013	2014	2015	Thereafter
US Oncology payments due	$11,342	$8,301	$8,333	$277,049	$5,826	$782,180
Holdings payments due	-	526,744	-	-	-	-

	$11,342	$535,045	$8,333	$277,049	$5,826	$782,180

Financial Covenants

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

At September 30, 2010, we were in compliance with the financial covenants of our indebtedness. The senior secured revolving credit facility contains the most restrictive financial maintenance covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio test, which becomes more restrictive over time. At September 30, 2010, the terms of the senior secured revolving credit facility required that we maintain a maximum leverage ratio of 7.00:1. As of September 30, 2010, the maximum leverage ratio, as calculated under the terms of the senior secured revolving credit facility, was 4.92:1. The ratio becomes more restrictive (generally semiannually beginning in 2011) and, at maturity in 2012, the maximum leverage ratio may not be more than 6.00:1. Our ability to access the senior secured revolving credit facility may be limited if we are not able to maintain compliance with these covenants through the facility’s maturity in August 2012.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Senior Secured Revolving Credit Facility

On August 26, 2009, the Company entered into a $120.0 million Senior Secured Revolving Credit Facility, including a letter of credit sub-facility and a swingline loan sub-facility, which matures on August 31, 2012. The Senior Secured Revolving Credit Facility is guaranteed on a senior secured basis by the wholly-owned domestic subsidiaries and is secured on a first lien priority basis (subject to certain exceptions and permitted liens) by substantially all the tangible and intangible assets and properties of the Company and such guarantors. At September 30, 2010, availability had been reduced by outstanding letters of credit amounting to $30.4 million and $89.6 million was available for borrowing. At September 30, 2010, no amounts had been borrowed under the Senior Secured Revolving Credit Facility.

Senior Floating Rate PIK Toggle Notes

On March 15, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due March 15, 2012 (the “Holdings Notes”). These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Holdings Notes entirely in cash, by increasing the principal amount of the Holdings Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Holdings Notes. Cash interest accrues on the Holdings Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Holdings Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether interest will be paid in cash or in kind prior to the start of the applicable interest period. The applicable spread is 5.50% and reflects the final scheduled spread increase of 0.50% which was effective on March 15, 2010. The impact of scheduled spread increases is recognized as interest expense on a straight line basis to reflect a constant spread over the term of the Holdings Notes. During the nine months ended September 30, 2010 and 2009, the Company elected to PIK interest on the Holdings Notes and total interest expense was $25.6 million and $29.7 million, respectively, which includes cash or PIK interest, as well as interest related to spread increases and the amortization of debt issuance costs.

Holdings may redeem all or any of the Holdings Notes at a price of 100% of the principal amount if redeemed on or after September 15, 2010 through final maturity on March 15, 2012.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of September 30, 2010, US Oncology has the ability to make approximately $6.3 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50% of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology, excluding certain non-cash charges such as the $26.0 million loss on early extinguishment of debt in 2009. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest.

In connection with issuing the Holdings Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012 (see Note 3). Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. The Company’s semiannual payment obligations on the interest rate swap increase by $2.1 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s semiannual payment obligations on the interest rate swap decrease by $2.1 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. The Company issued $17.1 million in notes to settle the interest due in September 2010. In addition, the Company

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

was required to pay $9.9 million to settle the obligation under its interest rate swap agreement for the interest period ending September 15, 2010. During the nine months ended September 30, 2010, US Oncology paid dividends in the amount of $19.7 million to Holdings to finance obligations related to the Holdings Notes and interest rate swap. For the interest period due in March 2011, the Company expects to issue $17.6 million in notes to settle the interest and to pay $9.6 million to settle the swap obligation.

The Company’s swap obligation due March 15, 2011 of $9.6 million is greater than the restricted payment availability of $6.3 million at September 30, 2010. The amount available for the restricted payment on March 15, 2011 will be based on financial results through December 31, 2010 and, if earnings through that date do not increase availability to a sufficient amount, US Oncology will be required to obtain a capital contribution to fund its obligation related to the swap.

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

The fair value of the Company’s long term indebtedness is estimated based on quoted market prices or prices quoted from third party financial institutions. The carrying amount and fair value of the indebtedness, including the current portion, are as follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.125% Senior Secured Notes, due 2017 (a)	$775,000	$815,688	$775,000	$804,063
10.75% Senior Subordinated Notes, due 2014	275,000	283,250	275,000	287,375
Holdings Senior Floating Rate PIK Toggle Notes, due 2012	526,744	$495,139	493,954	456,907

(a) Does not include $14.2 million unamortized original issue discount balance.

On November 1, 2010, the Company entered into an Agreement and Plan of Merger with McKesson Corporation pursuant to which substantially all of the Company’s indebtedness would be retired. See Note 13 – Subsequent Event.

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

US Oncology Holdings, Inc. Amended and Restated 2004 Equity Incentive Plan

The Holdings’ Board of Directors adopted the US Oncology Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”) effective in August, 2004 and twice amended the plan effective January 1, 2008 and October 1, 2009. The purpose of the plan is to attract and retain the best available personnel and to provide additional incentives to employees and consultants to promote the success of the business. Based on the individual vesting criteria for each award, the Company recorded compensation expense of $0.5 million and $1.8 million during the three and nine months ended September 30, 2010, respectively, and $0.7 million and $1.6 million during the three and nine months ended September 30, 2009, respectively, related to restricted stock and stock option awards made under the Equity Incentive Plan. At September 30, 2010, 485,020 shares of either restricted stock or stock options and 12,401,181 shares of stock options were available for future awards.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The Company granted awards of 1,245,000 and 1,370,000 restricted shares with an aggregate fair value at the time of grant of approximately $0.6 million during both the three and nine month periods ended September 30, 2010, and 500,000 and 750,000 restricted shares with an aggregate fair value at the time of grant of approximately $0.2 million and $0.3 million during the three and nine months ended September 30, 2009. Restricted shares vest over a three to five year period from the date of grant. During the three and nine months ended September 30, 2010 there were 257,801 and 377,801 restricted shares forfeited by holders, respectively, and during the nine months ended September 30, 2009, 597,600 restricted shares were forfeited by holders. No restricted shares were forfeited by holders during the three months ended September 30, 2009.

The following summarizes activity for restricted shares awarded under the Equity Incentive Plan for the nine months ended September 30, 2010:

Unvested Restricted Shares

Restricted shares outstanding, December 31, 2009	10,869,851
Granted	1,370,000
Forfeited	(377,801)
Vested	(2,569,697)

Restricted shares outstanding, September 30, 2010	9,292,353

The following summarizes activity for options awarded under the Equity Incentive Plan for the nine months ended September 30, 2010:

	Stock Options
	Shares Represented by Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance, December 31, 2009	13,319,050	$1.50
Granted	650,000	1.50
Exercised	(25,500)	1.33
Forfeited	(665,500)	1.46

Balance, September 30, 2010	13,278,050	1.50	8.9

Options exercisable, September 30, 2010	334,650	1.46	5.1

At September 30, 2010, 13,278,050 options to purchase Holdings common stock were outstanding. During the nine months ended September 30, 2010, there were 650,000 options granted to purchase common shares. No options were granted during the nine months ended September 30, 2009. Compensation expense related to options granted has been recorded based on the fair value as of the grant date and vesting provisions.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Under the Amended Director Plan, each eligible director at the effective date of the Amended Director Plan is granted 15,000 shares of restricted common stock unless such director was first elected to the Board during or after 2009, in which case such director is granted 25,000 shares of restricted common stock at the later of the effective date of the Amended Director Plan or the date of his or her election to the Board. In addition, each such director is granted 1,000 shares of restricted common stock for each board committee on which such director served. On the date of the 2010 annual meeting of stockholders and for each annual meeting of stockholders thereafter, each eligible director will be granted 10,000 shares of restricted common stock. At the first board meeting following the 2010 annual meeting of stockholders and each annual meeting of stockholders thereafter, each eligible director will be granted 1,000 shares of restricted common stock for each board committee such director served. All grants of restricted common stock are contingent upon execution of a restricted stock agreement.

Through September 30, 2010, options to purchase 191,000 shares of common stock, net of forfeitures, have been granted to directors under the Director Stock Option Plan as amended, with exercise prices ranging from $0.23 to $2.72. At September 30, 2010, 108,000 options to purchase Holdings common stock were outstanding. The options vest six months after the date of grant. During the nine months ended September 30, 2010, there were no exercises of options issued under the Amended Director Plan. The Company granted 100,000 shares of restricted common stock during nine months ended September 30, 2010. Through September 30, 2010, 236,000 shares of restricted common stock have been granted to directors under the Amended Director Plan. At September 30, 2010, 236,000 shares of restricted common stock were outstanding. At September 30, 2010, 573,000 shares were available for future awards under the Amended Director Plan.

On November 1, 2010, the Company entered into an Agreement and Plan of Merger with McKesson Corporation to purchase all of the outstanding common shares of US Oncology Holdings, Inc. See Note 13 – Subsequent Event.

NOTE 8 – Income Taxes

The effective tax rate for the three months and nine months ended September 30, 2010 and 2009 was as follows (dollars in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Loss before income taxes	$(15,237)	$(18,614)	$(2,970)	$(1,286)
Less: Income before income taxes attributable to noncontrolling interests	(848)	(912)	(848)	(912)

Loss before income taxes attributable to the Company	$(16,085)	$(19,526)	$(3,818)	$(2,198)

Income tax benefit (provision) attributable to the Company	$(12)	$(764)	$595	$1,332

Effective tax rate attributable to the Company	(0.1)%	(3.9)%	15.6%	60.6%

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Loss before income taxes	$(39,478)	$(43,786)	$(2,144)	$(3,881)
Less: Income before income taxes attributable to noncontrolling interests	(2,794)	(2,615)	(2,794)	(2,615)

Loss before income taxes attributable to the Company	$(42,272)	$(46,401)	$(4,938)	$(6,496)

Income tax benefit (provision) attributable to the Company	$(1,309)	$3,260	$(319)	$(948)

Effective tax rate attributable to the Company	(3.1)%	7.0%	(6.5)%	(14.6)%

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

The difference between our effective income tax rate and the amount that would be determined by applying the statutory U.S. income tax rate before income taxes is as follows (dollars in thousands):

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Three Months Ended September 30,				Three Months Ended September 30,
	2010		2009		2010		2009

U.S. statutory income tax rate	$5,630	35.0%	$6,834	35.0%	$1,336	35.0%	$768	35.0%
Non-deductible expenses	(292)	(1.8)	346	1.8	(292)	(7.6)	112	5.1
State income taxes, net of federal benefit (1)	60	0.4	98	0.5	(350)	(9.2)	902	41.0
Reserve for uncertain tax positions	45	0.3	(57)	(0.3)	-	-	(57)	(2.6)
Valuation allowance	(5,917)	(36.8)	(7,320)	(37.5)	-	-	-
Other	462	2.8	(665)	(3.4)	(99)	(2.6)	(393)	(17.9)

Effective tax benefit (provision) (2)	$(12)	(0.1)%	$(764)	(3.9)%	$595	15.6%	$1,332	60.6%

	US Oncology Holdings, Inc.				US Oncology, Inc.
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009

U.S. statutory income tax rate	$14,795	35.0%	$16,240	35.0%	$1,728	35.0%	$2,273	35.0%
Non-deductible expenses	(766)	(1.8)	(837)	(1.8)	(766)	(15.5)	(837)	(12.9)
State income taxes, net of
federal benefit (1)	129	0.3	(626)	(1.3)	(1,048)	(21.2)	(1,372)	(21.1)
Reserve for uncertain tax positions	595	1.4	(619)	(1.3)	(170)	(3.4)	(619)	(9.5)
Valuation allowance	(15,366)	(36.4)	(9,834)	(21.2)	-	-	-	-
Other	(696)	(1.6)	(1,064)	(2.4)	(63)	(1.4)	(393)	(6.1)

Effective tax benefit (provision) (2)	$(1,309)	(3.1)%	$3,260	7.0%	$(319)	(6.5)%	$(948)	(14.6)%

(1)

The Texas state margin tax became effective January 1, 2007. Under the Texas margin tax, a Company’s tax obligation is computed based on its receipts less, in the case of the Company, the cost of pharmaceuticals. As such, significant costs incurred that would be deducted to compute federal income tax of an entity may not be considered in assessing an obligation for margin tax.

(2)

For the nine months ended September 30, 2010, the annual effective tax rate for US Oncology, Inc. for the year ended December 31, 2010 could not be reasonably estimated because the Company expects its pretax income for the year to be near breakeven.

At September 30, 2010, the Company had a gross federal net operating loss carryforward benefit of approximately $162.0 million that will begin to expire in 2027. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is not more likely than not that Holdings will realize all of the benefits of its deferred tax assets and accordingly has recorded a valuation allowance of $31.8 million against its deferred tax assets as of September 30, 2010.

As of September 30, 2010, the Company had an accrual of $1.4 million for uncertain tax positions which are generally expected to settle within the next twelve months. During the nine months ended September 30, 2010, the Company reduced its federal uncertain tax position by $1.5 million as a result of a settlement with the Internal Revenue Service. Of this amount,

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

$0.7 million is reflected as an income tax benefit in the condensed consolidated statements of operations and comprehensive income (loss), $0.5 million as a reduction in Holding’s net operating loss carryforward in the condensed consolidated balance sheets, and $0.3 million was paid for excise taxes in August 2010.

On November 1, 2010, the Company entered into an Agreement and Plan of Merger with McKesson Corporation to purchase all of the outstanding common shares of US Oncology Holdings, Inc. which, if consummated, would represent a change of control which may subject the future utilization of the Company’s net operating loss carryforwards to an annual limitation pursuant to Internal Revenue Code Section 382. See Note 13 – Subsequent Event.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

The tables below present segment results for the three months and nine months ended September 30, 2010 and 2009 (in thousands). Income (loss) from operations of Holdings is identical to those of US Oncology with the exception of nominal administrative expenses:

	Three Months Ended September 30, 2010

	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

US Oncology, Inc.
Product revenue	$453,472	$-	$688,786	$-	$-	$(494,749)	$647,509
Service revenue	162,176	95,038	16,055	19,910	-	-	293,179

Total revenue	615,648	95,038	704,841	19,910	-	(494,749)	940,688
Operating expenses	(597,642)	(63,102)	(682,475)	(18,187)	(18,992)	494,749	(885,649)
Impairment and restructuring charges	(4)	-	-	-	(3,248)	-	(3,252)
Depreciation and amortization	-	(8,527)	(788)	(53)	(16,065)	-	(25,433)

Income (loss) from operations	$18,002	$23,409	$21,578	$1,670	$(38,305)	$-	$26,354

US Oncology Holdings, Inc.
Operating expenses	$-	$-	$-	$-	$(41)	$-	$(41)

Income (loss) from operations	$18,002	$23,409	$21,578	$1,670	$(38,346)	$-	$26,313

Goodwill	$28,913	$191,424	$158,580	$-	$-	$-	$378,917

	Three Months Ended September 30, 2009

	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

US Oncology, Inc.
Product revenue	$450,202	$-	$628,737	$-	$-	$(470,904)	$608,035
Service revenue	160,147	99,457	16,728	17,087	-	-	293,419

Total revenue	610,349	99,457	645,465	17,087	-	(470,904)	901,454
Operating expenses	(591,204)	(64,044)	(620,111)	(16,996)	(18,694)	470,904	(840,145)
Impairment and restructuring charges	1	-	-	-	(4,118)	-	(4,117)
Depreciation and amortization	-	(10,695)	(392)	(64)	(15,639)	-	(26,790)

Income (loss) from operations	$19,146	$24,718	$24,962	$27	$(38,451)	$-	$30,402

US Oncology Holdings, Inc.
Operating expenses	$-	$-	$-	$-	$(121)	$-	$(121)

Income (loss) from operations	$19,146	$24,718	$24,962	$27	$(38,572)	$-	$30,281

Goodwill	$28,913	$191,424	$156,933	$-	$-	$-	$377,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

	Nine Months Ended September 30, 2009

	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

US Oncology, Inc.
Product revenue	$1,340,137	$-	$1,931,492	$-	$-	$(1,414,343)	$1,857,286
Service revenue	484,389	292,788	46,953	58,093	-	-	882,223

Total revenue	1,824,526	292,788	1,978,445	58,093	-	(1,414,343)	2,739,509
Operating expenses	(1,769,125)	(193,319)	(1,911,734)	(55,438)	(58,863)	1,414,343	(2,574,136)
Impairment and restructuring charges	(2,619)	-	-	-	(4,714)	-	(7,333)
Depreciation and amortization	-	(27,487)	(2,062)	(173)	(45,864)	-	(75,586)

Income (loss) from operations	$52,782	$71,982	$64,649	$2,482	$(109,441)	$-	$82,454

US Oncology Holdings, Inc.
Operating expenses	$-	$-	$-	$-	$(193)	$-	$(193)

Income (loss) from operations	$52,782	$71,982	$64,649	$2,482	$(109,634)	$-	$82,261

Goodwill	$28,913	$191,424	$158,580	$-	$-	$-	$378,917

	Nine Months Ended September 30, 2009

	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

US Oncology, Inc.
Product revenue	$1,329,256	$-	$1,799,532	$-	$-	$(1,363,101)	$1,765,687
Service revenue	468,581	288,917	47,697	54,780	-	-	859,975

Total revenue	1,797,837	288,917	1,847,229	54,780	-	(1,363,101)	2,625,662
Operating expenses	(1,744,915)	(187,648)	(1,774,123)	(50,865)	(53,016)	1,363,101	(2,447,466)
Impairment and restructuring charges	(176)	-	-	-	(5,731)	-	(5,907)
Depreciation and amortization	-	(29,711)	(1,566)	(210)	(45,573)	-	(77,060)

Income (loss) from operations	$52,746	$71,558	$71,540	$3,705	$(104,320)	$-	$95,229

US Oncology Holdings, Inc.
Operating expenses	$-	$-	$-	$-	$(195)	$-	$(195)

Income (loss) from operations	$52,746	$71,558	$71,540	$3,705	$(104,515)	$-	$95,034

Goodwill	$28,913	$191,424	$156,933	$-	$-	$-	$377,270

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

Revenue related to the Research/Other segment for the nine months ended September 30, 2010 includes an out of period adjustment to correct accounting errors of approximately $1.0 million related to services rendered during the year ended December 31, 2009, which were billed to sponsors during the three months ended June 30, 2010 for currently ongoing trials. As a result, the Company increased revenue recognized by $1.0 million in its Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) through September 30, 2010.

Also, during the three months ended June 30, 2010, the Company recorded an adjustment to certain leasehold improvements that had been incorrectly depreciated beyond their historical cost as a result of receiving a partial cost reimbursement related to these assets from the affiliated practice conducting operations in the leased location. To correct this error in accounting, the Company reduced depreciation expense under corporate costs by $1.1 million in its Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) which was offset by an increase in property and equipment, net, in its Condensed Consolidated Balance Sheet as of September 30, 2010.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

Collectively, these items increased income from operations by approximately $2.1 million in the nine month period ended September 30, 2010. These corrections were recorded in the current nine months ended September 30, 2010 rather than restating previously issued financial statements as management concluded that their impact on prior periods and the estimated results for the year ending December 31, 2010 was not material. Also, these adjustments had no material impact on the Consolidated Statement of Cash Flows for any current or prior periods.

NOTE 10 – Commitments and Contingencies

Leases

The Company leases office space, along with certain comprehensive cancer centers and equipment under noncancelable operating lease agreements. As of September 30, 2010, total future minimum lease payments, including escalation provisions and leases with entities affiliated with practices, are as follows (in thousands):

	Twelve months ending September 30,
	2011	2012	2013	2014	2015	Thereafter
Payments due	$88,507	$82,647	$73,960	$64,696	$54,310	$261,973

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

U.S. Attorney Subpoena

On July 29, 2009 the Company received a subpoena from the United States Attorney’s Office, Eastern District of New York, seeking documents relating to its contracts and relationships with a pharmaceutical manufacturer and its business and activities relating to that manufacturer’s products. The Company believes that the subpoena related to an ongoing investigation being conducted by that office regarding the manufacturer’s sales and marketing practices. The U.S. Attorney did not make any allegation of wrongdoing on the part of the Company. The Company fully cooperated with the request and in October 2010, was notified that the Company’s obligations under the subpoena have been satisfied, and the matter is considered closed at this time. The Company cannot provide assurance that the US Attorney’s Office would not reopen the matter at a future date.

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

As a result of the ongoing litigation, the Company has been unable to collect on a timely basis a receivable owed to the Company relating to accounts receivable purchased by the Company under the service agreement and amounts for reimbursement of expenses paid by the Company on the practice’s behalf. At September 30, 2010, the total receivable owed to the Company of $22.4 million is reflected on its balance sheet as other assets. Currently, a deposit of approximately $14.9 million is held in an escrowed bank account into which the practice had been making monthly deposits as required. In late 2009, the practice filed a motion to discontinue the monthly deposits and until a ruling is made the requirement has been suspended. These amounts will be released upon resolution of the litigation. In addition, approximately $7.6 million is being

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

held in a bank account that has been frozen pending the outcome of related litigation regarding that account. In addition, the Company has filed a security lien on the receivables of the practice. The Company’s management believes that the amounts held in the bank accounts combined with the receivables of the practice in which the Company has filed a security lien represent adequate collateral to recover the $22.4 million receivable recorded as other noncurrent assets at September 30, 2010. Accordingly, the Company expects to realize the amount that is recorded on its balance sheet as owed by the practice. However, realization is subject to a successful conclusion to the litigation with the practice.

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

Potential Pharmaceutical Label Change

In July, 2010, the ODAC of the FDA voted to recommend removal of certain indications for use in treating breast cancer from the Avastin® (bevacizumab) label. The FDA has extended its review period of the ODAC recommendation and is expected to make a decision in December, 2010. While the FDA often follows the recommendations of its advisory committees, it is not required to do so. Factors that could significantly affect the financial impact on the Company include future actions of the FDA and, if applicable, ongoing clinical interpretations of the revised label. We are currently evaluating the impact on future earnings if this recommendation is adopted. However, our evaluation remains ongoing and we are unable to estimate the financial impact at this time.

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

Holdings Long-Term Cash Incentive Plan

In addition to stock-based incentive plans, Holdings has adopted the US Oncology Holdings, Inc. 2004 Long-Term Cash Incentive Plan (the “Cash Incentive Plan”). Effective January 1, 2008, the 2004 Cash Incentive Plan was cancelled and the 2008 Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”) was adopted. Under the 2008 Cash Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Holdings, certain members of management will receive a portion of the enterprise value created as determined by the plan provided that the maximum value that can be paid to management under the plan is limited to $100 million. The value of the awards under the 2008 Cash Incentive Plan is based upon financial performance of the Company for the period beginning January 1, 2008 and ending on the earlier of the occurrence of a payment event or December 31, 2012, and will only be paid in the event of an initial public offering or a change of control, provided that all shares of preferred stock, together with accrued dividends, have been redeemed or exchanged for common stock. No events occurred during the nine months ended September 30, 2010 that would require a payment under the 2008 Cash Incentive Plan.

If any of the payment events described above occur, the Company may incur an additional obligation and compensation expense as a result of such an event. As of September 30, 2010, $12.3 million was available for payment under the 2008 Cash Incentive Plan. Because payments of awards under the Plan are based upon occurrence of a specific event, obligations arising under the 2008 Cash Incentive Plan will be recognized in the period when a payment event, as discussed above, occurs.

On November 1, 2010, the Company entered into an Agreement and Plan of Merger with McKesson Corporation which, if consummated, would represent a payment event under the 2008 Cash Incentive Plan. See Note 13 – Subsequent Event.

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

In July, 2010, the FASB issued Accounting Standard Update No. 2010-20 to Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update enhances disclosures about the credit quality of financing receivables by requiring a greater level of disaggregated information about the credit quality of a Company’s financing receivables as well as expanded disclosures of credit quality indicators, past due information and modifications of its financing receivables. The amendments in this update will be effective for the Company prospectively for the annual reporting period ended December 31, 2011. Companies are encouraged, but not required, to provide comparative disclosures for earlier reporting periods. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In August 2010, the FASB issued Accounting Standard Update No. 2010-23 to Health Care Entities (Topic 954): Measuring Charity Care for Disclosure (a consensus of the FASB Emerging Issues Task Force) (ASU No. 2010-23). The purpose of the update is to remove inconsistencies related to values assigned to charity care for disclosure purposes. The guidance requires that the measurement of charity care for disclosure purposes be based on the direct and indirect costs of providing the charity care. The amendments in this update are effective for disclosures provided on or after January 1, 2011. Early adoption is permitted and companies are also permitted to elect to adopt the amendments in this ASU retrospectively for all prior periods. Although the Company partners with physician practices, the Company does not engage in the practice of medicine. As such, the provisions of the update are not applicable to the Company and will not have an impact on its consolidated financial statements.

In August 2010, the FASB issued Accounting Standard Update No. 2010-24 to Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries (a consensus of the FASB Emerging Issues Task Force) (ASU No. 2010-24). This update clarifies that a health care entity should not net insurance recoveries against a related claim liability and that the amount of the claim liability should be determined without consideration of insurance recoveries. The amendments in this update are effective prospectively for presentation of insurance claims and recoveries on or after January 1, 2011. Early adoption is permitted and companies are also permitted to elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does purchase insurance coverage for vicarious medical malpractice in the event that the Company is named as a defendant in claims against affiliated practices. However, since the Company does not engage in the practice of medicine, legal costs incurred in such matters are related to the process of removing the Company from those claims. The provisions of the update are not applicable to the Company and will not have an impact on its consolidated financial statements.

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

Presented on the following pages are condensed consolidating financial statements for US Oncology, Inc. (the issuer of the Senior Secured Notes, the Senior Notes and the Senior Subordinated Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009. The equity method has been used with respect to US Oncology’s investments in its subsidiaries.

As of September 30, 2010, the non-guarantor subsidiaries include Cancer Treatment Associates of Northeast Missouri, Ltd., Colorado Cancer Centers, L.L.C., Southeast Texas Cancer Centers, L.P., East Indy CC, L.L.C., KCCC JV, L.L.C., AOR Real Estate of Greenville, L.P., The Carroll County Cancer Center, Ltd, CCCN NW Building JV, L.L.C., Oregon Cancer Center, Ltd., and WFCC Radiation Management Co., L.L.C.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Balance Sheet

As of September 30, 2010

(unaudited, in thousands, except share information)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and equivalents	$-	$158,628	$291	$-		$158,919
Accounts receivable	-	353,612	6,850	-		360,462
Other receivables	-	28,891	-	-		28,891
Prepaid expenses and other current assets	371	20,451	902	-		21,724
Inventories	-	102,114	-	-		102,114
Deferred income taxes	5,437	-	-	-		5,437
Due from affiliates	411,912	-	-	(362,598)	(a)	49,314
Investment in subsidiaries	583,945	-	-	(583,945)	(b)	-

Total current assets	1,001,665	663,696	8,043	(946,543)		726,861
Property and equipment, net	-	345,488	43,704	-		389,192
Service agreements, net	-	230,700	2,449	-		233,149
Goodwill	-	373,324	5,593	-		378,917
Other assets	22,344	47,515	1,632	-		71,491

	$1,024,009	$1,660,723	$61,421	$(946,543)		$1,799,610

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term indebtedness	$9,503	$351	$1,488	$-		$11,342
Accounts payable	-	285,095	547	-		285,642
Intercompany accounts	(247,467)	256,421	(8,954)	-		-
Due to affiliates	-	449,584	9,711	(362,598)	(a)	96,697
Accrued compensation cost	-	51,394	435	-		51,829
Accrued interest payable	15,463	-	-	-		15,463
Income taxes payable	2,349	-	-	-		2,349
Other accrued liabilities	138	29,623	268	-		30,029

Total current liabilities	(220,014)	1,072,468	3,495	(362,598)		493,351
Deferred revenue	-	3,849	-	-		3,849
Deferred income taxes	34,630	-	-	-		34,630
Long-term indebtedness	1,049,476	2,028	15,975	-		1,067,479
Other long-term liabilities	-	20,969	4,512	-		25,481

Total liabilities	864,092	1,099,314	23,982	(362,598)		1,624,790

Commitments and contingencies Equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	1	-	-	-		1
Additional paid-in capital	534,103	-	-	-		534,103
Accumulated deficit	(374,187)	-	-	-		(374,187)

Total Company stockholder’s equity	159,917	-	-	-		159,917

Noncontrolling interests	-	-	14,903			14,903
Subsidiary equity	-	561,409	22,536	(583,945)	(b)	-

Total equity	159,917	561,409	37,439	(583,945)		174,820

	$1,024,009	$1,660,723	$61,421	$(946,543)		$1,799,610

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

(a) Elimination of intercompany balances

(b) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$-	$639,075	$8,434	$-		$647,509
Service revenue	-	287,231	5,948	-		293,179

Total revenue	-	926,306	14,382	-		940,688
Cost of products	-	634,591	8,375	-		642,966
Cost of services:
Operating compensation and benefits	-	137,801	2,760	-		140,561
Other operating costs	-	83,006	124	-		83,130
Depreciation and amortization	-	15,845	1,563	-		17,408

Total cost of services	-	236,652	4,447	-		241,099
Total cost of products and services	-	871,243	12,822	-		884,065
General and administrative expense	90	18,902	-	-		18,992
Impairment and restructuring charges	-	3,252	-	-		3,252
Depreciation and amortization	-	8,025	-	-		8,025

	90	901,422	12,822	-		914,334

Income (loss) from operations	(90)	24,884	1,560	-		26,354
Other income (expense)
Interest expense, net	(27,869)	126	(366)	-		(28,109)
Other income (expense), net	-	(1,215)	-	-		(1,215)

Income (loss) before income taxes	(27,959)	23,795	1,194	-		(2,970)
Income tax benefit	595	-	-	-		595
Equity in subsidiaries	24,989	-	-	(24,989)	(a)	-

Net income (loss)	(2,375)	23,795	1,194	(24,989)		(2,375)
Less: Net income attributable to noncontrolling interests	(848)	(712)	(136)	848	(a)	(848)

Net income (loss) attributable to the Company	$(3,223)	$23,083	$1,058	$(24,141)		$(3,223)

(a) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$-	$599,055	$8,980	$-		$608,035
Service revenue	-	287,658	5,761	-		293,419

Total revenue	-	886,713	14,741	-		901,454
Cost of products	-	587,402	8,806	-		596,208
Cost of services:
Operating compensation and benefits	-	137,876	2,445	-		140,321
Other operating costs	-	84,543	281	-		84,824
Depreciation and amortization	-	17,916	1,174	-		19,090

Total cost of services	-	240,335	3,900	-		244,235
Total cost of products and services	-	827,737	12,706	-		840,443
General and administrative expense	76	18,716	-	-		18,792
Impairment and restructuring charges	-	4,117	-	-		4,117
Depreciation and amortization	-	7,700	-	-		7,700

	76	858,270	12,706	-		871,052

Income (loss) from operations	(76)	28,443	2,035	-		30,402
Other income (expense)
Interest expense, net	(27,876)	293	(433)	-		(28,016)
Loss on early extinguishment of debt	(3,672)	-	-	-		(3,672)
Other income (expense), net	-	-	-	-		-

Income (loss) before income taxes	(31,624)	28,736	1,602	-		(1,286)
Income tax benefit	1,332	-	-	-		1,332
Equity in subsidiaries	30,338	-	-	(30,338)	(a)	-

Net income (loss)	46	28,736	1,602	(30,338)		46
Less: Net income attributable to noncontrolling interests	(912)	(609)	(303)	912	(a)	(912)

Net income (loss) attributable to the Company	$(866)	$28,127	$1,299	$(29,426)		$(866)

(a) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$-	$1,832,385	$24,901	$-		$1,857,286
Service revenue	-	863,817	18,406	-		882,223

Total revenue	-	2,696,202	43,307	-		2,739,509
Cost of products	-	1,814,739	24,661	-		1,839,400
Cost of services:
Operating compensation and benefits	-	415,216	8,184	-		423,400
Other operating costs	-	251,339	1,134	-		252,473
Depreciation and amortization	-	48,415	3,921	-		52,336

Total cost of services	-	714,970	13,239	-		728,209
Total cost of products and services	-	2,529,709	37,900	-		2,567,609
General and administrative expense	410	58,453	-	-		58,863
Impairment and restructuring charges	-	7,333	-	-		7,333
Depreciation and amortization	-	23,250	-	-		23,250

	410	2,618,745	37,900	-		2,657,055

Income (loss) from operations	(410)	77,457	5,407	-		82,454
Other income (expense)
Interest expense, net	(82,623)	549	(1,152)	-		(83,226)
Other expense	-	(1,372)	-	-		(1,372)

Income (loss) before income taxes	(83,033)	76,634	4,255	-		(2,144)
Income tax provision	(319)	-	-	-		(319)
Equity in subsidiaries	80,889	-	-	(80,889)	(a)	-

Net income (loss)	(2,463)	76,634	4,255	(80,889)		(2,463)
Less: Net income attributable to noncontrolling interests	(2,794)	(2,089)	(705)	2,794	(a)	(2,794)

Net income (loss) attributable to the Company	$(5,257)	$74,545	$3,550	$(78,095)		$(5,257)

(a) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Eliminations		Consolidated
Product revenue	$-	$1,740,064	$25,623	$-		$1,765,687
Service revenue	-	843,191	16,784	-		859,975

Total revenue	-	2,583,255	42,407	-		2,625,662
Cost of products	-	1,704,906	25,106	-		1,730,012
Cost of services:
Operating compensation and benefits	-	408,745	7,362	-		416,107
Other operating costs	-	247,122	1,046	-		248,168
Depreciation and amortization	-	51,281	3,309	-		54,590

Total cost of services	-	707,148	11,717	-		718,865
Total cost of products and services	-	2,412,054	36,823	-		2,448,877
General and administrative expense	328	52,851	-	-		53,179
Impairment and restructuring charges	-	5,907	-	-		5,907
Depreciation and amortization	-	22,470	-	-		22,470

	328	2,493,282	36,823	-		2,530,433

Income (loss) from operations	(328)	89,973	5,584	-		95,229
Other income (expense)
Interest expense, net	(72,831)	982	(1,273)	-		(73,122)
Loss on early extinguishment of debt	(26,025)	-	-	-		(26,025)
Other income (expense), net	-	37	-	-		37

Income (loss) before income taxes	(99,184)	90,992	4,311	-		(3,881)
Income tax provision	(948)	-	-	-		(948)
Equity in subsidiaries	95,303	-	-	(95,303)	(a)	-

Net income (loss)	(4,829)	90,992	4,311	(95,303)		(4,829)
Less: Net income attributable to noncontrolling interests	(2,615)	(1,883)	(732)	2,615	(a)	(2,615)

Net income (loss) attributable to the Company	$(7,444)	$89,109	$3,579	$(92,688)		$(7,444)

(a) Elimination of investment in subsidiaries

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$25,573	$41,016	$6,741	$73,330

Cash flows from investing activities:
Acquisition of property and equipment	-	(43,000)	(2,887)	(45,887)
Proceeds from contract separations		5,208		5,208
Payments in affiliation transactions	-	(2,214)	-	(2,214)
Payments for acquisition of business	-	(4,367)	-	(4,367)
Distributions from unconsolidated subsidiaries	-	3,017	-	3,017
Investments in unconsolidated subsidiaries	-	(1,288)	-	(1,288)

Net cash used in investing activities	-	(42,644)	(2,887)	(45,531)

Cash flows from financing activities:
Repayment of other indebtedness	(5,756)	(231)	(1,169)	(7,156)
Debt financing costs	(145)	-	-	(145)
Distributions to noncontrolling interests	-	-	(3,496)	(3,496)
Net distributions to parent	(19,672)	-	-	(19,672)

Net cash used in financing activities	(25,573)	(231)	(4,665)	(30,469)

Decrease in cash and cash equivalents	-	(1,859)	(811)	(2,670)
Cash and cash equivalents:
Beginning of period	-	160,487	1,102	161,589

End of period	$-	$158,628	$291	$158,919

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

US Oncology, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(unaudited, in thousands)

	US Oncology, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$28,609	$102,774	$4,648	$136,031

Cash flows from investing activities:
Acquisition of property and equipment	-	(63,629)	(3,067)	(66,696)
Proceeds from contract separations		132		132
Payments in affiliation transactions	(389)	(4,136)	-	(4,525)
Distributions from unconsolidated subsidiaries	-	2,704	805	3,509
Investments in unconsolidated subsidiaries	-	(7,895)	105	(7,790)

Net cash used in investing activities	(389)	(72,824)	(2,157)	(75,370)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	758,926	-	-	758,926
Repayment of term loan	(436,666)	-	-	(436,666)
Repayment of Senior Notes	(311,578)	-	-	(311,578)
Repayment of other indebtedness	(6,650)	(1,891)	(864)	(9,405)
Debt financing costs	(21,188)	-	-	(21,188)
Net distributions to parent	(11,064)	-	-	(11,064)
Distributions to noncontrolling interests	-	-	(1,627)	(1,627)

Net cash used in financing activities	(28,220)	(1,891)	(2,491)	(32,602)

Increase in cash and cash equivalents	-	28,059	-	28,059
Cash and cash equivalents:
Beginning of period	-	104,475	1	104,476

End of period	$-	$132,534	$1	$132,535

NOTE 13 – Subsequent Events

On November 1, 2010, US Oncology Holdings, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with McKesson Corporation (“McKesson”), Utah Acquisition Corporation, a wholly owned subsidiary of McKesson (“Merger Sub”), and Utah Stockholders’ Agent LLC, as Stockholders’ Agent, providing for the merger of Merger Sub with and into the Company (the “Merger”).

The Merger Agreement provides for a $2,160,000,000 enterprise value for the Company. The equity proceeds will be determined by subtracting from such enterprise value indebtedness of the Company, transaction expenses, certain change of control and severance-related payments to employees and certain tax benefits and by adding to such enterprise value a cash credit amount of $198,900,000. The equity holders have provided certain post closing indemnification rights to McKesson.

Consummation of the Merger is subject to customary conditions, including without limitation (i) the expiration or termination of applicable antitrust waiting periods, and (ii) the absence of any law, order or injunction prohibiting the Merger. Moreover, McKesson’s obligation to consummate the Merger is subject to certain other conditions, including without limitation (i) the accuracy of the Company’s representations and warranties (subject to a material adverse effect qualifier), (ii) the Company’s

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

(unaudited)

compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (iii) no material adverse effect having occurred since December 31, 2009 and (iv) the Company having caused the delivery of redemption notices with respect to the Company’s outstanding public bonds.

Either the Company or McKesson may terminate the Merger Agreement if the Merger has not occurred by December 31, 2010, provided that either such party may extend such termination date to April 30, 2011 if the closing has not occurred due to the failure of any antitrust related waiting periods to have expired.

Under the terms of the Merger Agreement, substantially all of the Company’s debt is required to be repaid, including the Senior Floating Rate PIK Toggle Notes due 2012 issued by US Oncology Holdings, Inc., and the 9.125% Senior Secured Notes due 2017 and 10.75% Senior Subordinated Notes due 2014, both issued by US Oncology, Inc. At closing, the Company intends to deposit a portion of the proceeds with a trustee to redeem this indebtedness, including the principal amount, any accrued and unpaid interest, premiums under make-whole or call provisions and call period interest as required by the respective indentures. These amounts will reduce proceeds available to the stockholders of US Oncology Holdings, Inc. Assuming the Merger closes on December 31, 2010, the Company estimates its extinguishment loss associated with this indebtedness will be approximately $250 million, which includes premiums under make-whole and call provisions, call period interest and the write-off of unamortized deferred transaction costs and issuance discounts. This estimate may change based upon the date the Merger closes and the finalization of premiums associated with early retirement.

Consummation of the Merger represents a payment event as defined in the Holdings Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”). The Merger also represents a payment event under the Company’s Long-Term Research Commitment Award which was established in 2009 to align the incentives and activities of the Company’s contract research organization and affiliated practices participating in cancer research. In addition, the Compensation Committee of the Board of Directors of Holdings has approved additional transaction-related payments to management and directors. In the aggregate, amounts paid to participants in these plans is estimated to be approximately $33.7 million upon closing.

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

General

US Oncology Holdings, Inc. (“Holdings”) was formed in March, 2004. Currently, its principal assets are 100% of the shares of common stock of US Oncology, Inc. (“US Oncology”). Holdings and US Oncology and their subsidiaries are collectively referred to as the “Company.” US Oncology, headquartered in The Woodlands, Texas, supports one of the nation’s largest cancer treatment and research networks. As of September 30, 2010, our network included:

•	1,392 affiliated physicians under comprehensive strategic alliances and targeted physician services arrangements

•	517 sites of service operated by physicians under comprehensive strategic alliances and targeted physician services arrangements

•	84 comprehensive cancer centers and 15 facilities providing radiation therapy only

•	A research network currently managing 97 active clinical trials

•	A pharmaceutical distribution business currently distributing $2.5 billion annually in oncology pharmaceuticals

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

The launch of the United Network was supported by the Company’s “UNITED” brand campaign which includes integrated internet advertising and ad placements in major media outlets, as well as clinical journals that target oncologists and referring physicians. “UNITED” was designed to complement the Company’s “United in Healing” campaign which is offered in partnership with affiliated oncology practices. “United in Healing” connects community-based cancer care practices to the United Network of US Oncology through ads and promotional materials that help the local practice leverage the US Oncology national branding campaign.

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

We continue to work with the physician leadership in the network to identify opportunities to improve the quality of cancer care. The focus of these efforts in 2010 is to:

•	Aggregate physicians into our network by providing our services through comprehensive and targeted relationships that suit the needs of prospective physician customers. These efforts will include:

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

¡

Continue to deliver services through targeted physician services arrangements for physicians desiring access to a narrower suite of our services. We expect the demand for professional management of physician groups will continue and therefore we package four key services (Oncology Pharmaceutical Services, Payer Quality Services, iKnowMed and Research) into a targeted physician services offering. This offering is intended to complement the comprehensive strategic alliances model to address the needs of practices as a suite of services customized to each practice’s priorities. Services offered to Oncology Pharmaceutical Services customers include (i) drug contracting and drug distribution services, (ii) drug management services such as supporting inventory management, drug charge capture, and analysis of chemotherapy regimens, (iii) revenue cycle tools and information such as billing and coding courses for practice staff, patient assistance support resources and web-based applications to better manage denials and reduce practice bad debt, and (iv) clinical and nursing tools. In addition, with membership in the United Network of US Oncology, the targeted physician services relationship brings additional value to physicians including increased participation in the United Network’s mission of advancing the science of cancer care and working to realign reimbursement policy to recognize and reward high-quality, evidence-based cancer care.

•

Expand Payer Quality Services (“PQS”), which is US Oncology’s physician-centric approach that allows us to help payers address the variable cost and quality of cancer care through evidence-based medicine, patient support services and advance care planning. PQS encompasses three approaches to support physicians in this manner which include a practice-based approach, network-based approach and payer-based approach. Innovent Oncology serves as the payer-based approach and is specifically designed to bring physicians and payers together to provide the highest clinical quality while better managing the total cost of care. We expect PQS to improve the ability of community oncology practices to operate successfully in an environment that is moving towards value-based reimbursement.

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

•

Expand access to information resources for physicians and patients. In 2009, we launched the Oncology Portal, a web-based cancer care community to provide oncologists and clinicians a platform to collaborate, share best practices and gain industry insight and education. In addition, we have recently acquired two organizations as part of our strategy to broaden our clinical resources, The CURE Media Group and NexCura, LLC. The CURE Media Group’s publication, CURE magazine, focuses on recently diagnosed patients and currently has a circulation of 325,000. NexCura’s website provides tools used by over 150,000 patients and caregivers annually to generate reports of personalized treatment options based on peer-reviewed clinical research.

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

During the nine months ended September 30, 2010 and 2009, 78.5% and 80.7% of our revenue, respectively, were derived from comprehensive strategic alliances. The change from prior year reflects the growth of physicians affiliated under targeted arrangements. Under most of our comprehensive strategic alliances, we are compensated under the earnings model. Under that

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

model, we account for all expenses that we incur in connection with managing a practice, including rent, pharmaceutical expenses, and salaries and benefits of non-physician employees of the practices, and are paid a management fee based on a percentage of the practice’s earnings before income taxes, subject to certain adjustments. Our other comprehensive strategic alliances are on a fixed management fee basis, as required in some states.

Targeted Physician Services

Our services are increasingly being offered through targeted arrangements where a subset of the services offered through our comprehensive management agreements are provided separately to oncologists on a fee- for- service basis. Targeted physician services represented 17.7% and 15.5% of our revenue during the nine months ended September 30, 2010 and 2009, respectively, which was primarily fees for payment for pharmaceuticals and supplies used by the practice and reimbursement for certain pharmacy-related expenses. A smaller portion of our revenue from targeted arrangements was payment for the other services we provide. Rates for our services typically are based on the level of services desired by the practice.

Recent Developments

On November 1, 2010, US Oncology Holdings, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with McKesson Corporation (“McKesson”), Utah Acquisition Corporation, a wholly owned subsidiary of McKesson (“Merger Sub”), and Utah Stockholders’ Agent LLC, as Stockholders’ Agent, providing for the merger of Merger Sub with and into the Company (the “Merger”).

The Merger Agreement provides for a $2,160,000,000 enterprise value for the Company. The equity proceeds will be determined by subtracting from such enterprise value indebtedness of the Company, transaction expenses, certain change of control and severance-related payments to employees and certain tax benefits and by adding to such enterprise value a cash credit amount of $198,900,000. The equity holders have provided certain post closing indemnification rights to McKesson.

Consummation of the Merger is subject to customary conditions, including without limitation (i) the expiration or termination of applicable antitrust waiting periods, and (ii) the absence of any law, order or injunction prohibiting the Merger. Moreover, McKesson’s obligation to consummate the Merger is subject to certain other conditions, including without limitation (i) the accuracy of the Company’s representations and warranties (subject to a material adverse effect qualifier), (ii) the Company’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (iii) no material adverse effect having occurred since December 31, 2009 and (iv) the Company having caused the delivery of redemption notices with respect to the Company’s outstanding public bonds.

Either the Company or McKesson may terminate the Merger Agreement if the Merger has not occurred by December 31, 2010, provided that either such party may extend such termination date to April 30, 2011 if the closing has not occurred due to the failure of any antitrust related waiting periods to have expired.

Under the terms of the Merger Agreement, substantially all of the Company’s debt is required to be repaid, including the Senior Floating Rate PIK Toggle Notes due 2012 issued by US Oncology Holdings, Inc., and the 9.125% Senior Secured Notes due 2017 and 10.75% Senior Subordinated Notes due 2014, both issued by US Oncology, Inc. At closing, the Company intends to deposit a portion of the proceeds with a trustee to redeem this indebtedness, including the principal amount, any accrued and unpaid interest, premiums under make-whole or call provisions and call period interest as required by the respective indentures. These amounts will reduce proceeds available to the stockholders of US Oncology Holdings, Inc. Assuming the Merger closes on December 31, 2010, the Company estimates its extinguishment loss associated with this indebtedness will be approximately $250 million, which includes premiums under make-whole and call provisions, call period interest and the write-off of unamortized deferred transaction costs and issuance discounts. This estimate may change based upon the date the Merger closes and the finalization of premiums associated with early retirement.

Consummation of the Merger represents a payment event as defined in the Holdings Long-Term Cash Incentive Plan (“2008 Cash Incentive Plan”). The Merger also represents a payment event under the Company’s Long-Term Research Commitment Award which was established in 2009 to align the incentives and activities of the Company’s contract research organization and affiliated practices participating in cancer research. In addition, the Compensation Committee of the Board of Directors of Holdings has approved additional transaction-related payments to management and directors. In the aggregate, amounts paid to participants in these plans is estimated to be approximately $33.7 million upon closing.

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

•	other changes in the manner patient care is reimbursed or administered

•	continued migration to generic alternatives for branded pharmaceuticals or potential eliminations of generic alternatives

•	the decisions of employers to increase the financial responsibility of individuals under health insurance programs afforded to their employees

•	the Company’s ability to service its substantial indebtedness and comply with related covenants in debt agreements

•	the Company’s ability to fund its operations through operating cash flow or utilization of its credit facility or its ability to obtain additional financing on acceptable terms

•	the Company’s ability to implement strategic initiatives

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

Please refer to our filings with the SEC, including our Annual Report on Form 10-K, filed with the SEC on March 4, 2010, Quarterly Reports on Form 10-Q and other documents filed from time to time with the SEC, for a more extensive discussion of factors that could cause actual results to differ materially from our expectations.

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

The decline in ESA usage has had a significant adverse affect on the Company’s results of operations, particularly on its medical oncology services and pharmaceutical services segments. Prescribing patterns may continue to change now that the REMS has been in effect for several months, a possible impact of which could be further significant reductions in ESA utilization. During the current periods, however, operating income attributable to ESAs administered by our network of affiliated physicians remained relatively stable at $5.3 million and $5.6 million during the three months ended September 30, 2010 and 2009, respectively, and $14.6 million and $16.3 million during the nine months ended September 30, 2010 and 2009, respectively. The operating income reflects results from our medical oncology services segment which relate primarily to the administration of ESAs by practices receiving comprehensive management services and from our pharmaceutical services segment which includes purchases by physicians affiliated under the targeted physician services model, as well as distribution and group purchasing fees received from manufacturers for pharmaceuticals purchased by physicians affiliated under both of these arrangements.

Decreased financial performance of affiliated practices as a result of further declining ESA usage, if any, could also have an effect on their relationship with us and lead to increased pressure to amend the terms of their management services agreements. In addition, reduced utilization of ESAs may adversely impact our ability to continue to receive favorable pricing from ESA manufacturers. Decreased financial performance may also adversely impact our ability to obtain acceptable credit terms from pharmaceutical manufacturers, including pharmaceutical manufacturers of products other than ESAs.

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

In July, 2010, the ODAC of the FDA voted to recommend removal of certain indications for use in treating breast cancer from the Avastin® (bevacizumab) label. The FDA is expected to make a decision on the ODAC recommendation in December, 2010. While the FDA often follows the recommendations of its advisory committees, it is not required to do so. Factors that could significantly affect the financial impact on the Company include future actions of the FDA and, if applicable, ongoing clinical interpretations of the revised label. We are currently evaluating the impact on future earnings if this recommendation is adopted. However, our evaluation remains ongoing and we are unable to estimate the financial impact at this time.

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

In late 2009, CMS announced payment rates for services to be furnished under the 2010 physician fee schedule. Under the provisions, the current Sustainable Growth Rate (“SGR”) formula for setting aggregate Physician Fee Schedule spending would reduce payment for physician services by 21.3%. Historically, Congress has intervened and through the budgetary process provided funding to prevent significant reductions in reimbursement rates. Most recently, The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (H.R. 3962), which was signed into law on June 25, 2010, delays the payment reduction until November 30, 2010 and includes a 2.2 percent increase in the conversion factor for services provided from June 1, 2010 through November 30, 2010. H.R. 3962 also included rate change adjustments related to the Geographic Practice Cost Index retroactive to services provided beginning January 1, 2010. If reimbursement under H.R. 3962 were to remain in effect until December 31, 2010, EBITDA for the current year would increase by approximately $3.0 million as compared to reimbursement in effect prior to passage. The SGR remains scheduled to reduce by 21.3 percent effective December 1, 2010. If Congress fails to act and avert this reduction, approximately $1 million of the potential H.R. 3962 increase would not be realized in 2010. However, we expect that the Congress, in the long run, will continue to act to avert the SGR cut with a flat or marginally higher conversion factor.

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

The provisions of the legislation most relevant to the Company are summarized as follows:

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

In addition, as circumstances change, we may revise the basis of our estimates accordingly. For example, in the past we have recorded charges to reflect revisions in our valuation of accounts receivable as a result of actual collection patterns. We maintain decentralized billing systems and continue to upgrade and modify those systems. We take this into account as we evaluate the realizability of receivables and record appropriate reserves, based upon the risks of collection inherent in such a structure. In the event subsequent collections are higher or lower than our estimates, results of operations in subsequent periods could be either positively or negatively impacted as a result of such prior estimates. This risk is particularly relevant for periods in which there is a significant shift in reimbursement from large payers, such as the changes previously discussed under Pharmaceutical Reimbursement.

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

Impairment of Long-Lived Assets

As of September 30, 2010 our consolidated balance sheet includes goodwill in the amount of $378.9 million, of which $28.9 million, $191.4 million and $158.6 million was associated with the medical oncology services, cancer center services and pharmaceutical services segments, respectively.

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

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA and Adjusted EBITDA as key indicators to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. At September 30, 2010, our Senior Secured Revolving Credit Facility required that we comply on a quarterly basis with certain financial covenants, which include EBITDA as a financial measure. Management believes that EBITDA and Adjusted EBITDA are useful to investors, since they provide investors with additional information not directly available in a GAAP presentation.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Results of Operations

As of September 30, 2010 and 2009, respectively, we have affiliated with the following number of physicians (including those under targeted physician services agreements), by specialty:

	September 30,
	2010	2009
Medical oncologists/hematologists	1,127	1,061
Radiation oncologists	164	164
Other oncologists and physicians	101	85

Total physicians	1,392	1,310

The following tables set forth changes in the number of physicians affiliated with the Company under both comprehensive strategic alliances and targeted physician services agreements:

Comprehensive Strategic Alliance Agreements(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Affiliated physicians, beginning of period	1,004	989	1,010	979
Physician practice affiliations	7	9	23	49
Physician practice separations(2)	-	-	(9)	-
Recruited physicians	29	30	42	46
Retiring/Other	(22)	(13)	(43)	(51)
Net conversions (to)/from TPS/OPS agreements (3)	(9)	-	(14)	(8)

Affiliated physicians, end of period	1,009	1,015	1,009	1,015

Oncology Pharmaceutical and Targeted Physician Services Agreements(4)

Affiliated physicians, beginning of period	320	247	300	232
Physician practice affiliations	59	56	88	101
Physician practice separations(5)	(7)	(11)	(17)	(35)
Retiring/Other(5)	(1)	3	(2)	(11)
Net conversions (to)/from comprehensive strategic alliance agreements(3)	12	-	14	8

Affiliated physicians, end of period	383	295	383	295

Affiliated physicians, end of period	1,392	1,310	1,392	1,310

(1)	Operations related to comprehensive strategic alliance agreements are included in the medical oncology and cancer center services segments.
(2)

The nine months ended September 30, 2010 consist of three practices including a two physician practice in which both physicians retired and another practice in which several physicians converted to TPS agreements.

(3)

Although conversions generally occur within the same reporting period, the three months ended September 30, 2010 include three physicians from a CSA practice that disaffiliated during the three months ended June 30, 2010 who rejoined under TPS agreements.

(4)

Operations related to TPS/OPS agreements are included in the pharmaceutical services segment. OPS practices are a subset of TPS practices who choose to only access limited services and are not considered members in the United Network of US Oncology.

(5)	The third quarter of 2009 includes a year-to-date reclassification of 3 physicians who were part of physician practice separations rather than retirements.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

The following table sets forth the number of radiation oncology facilities and PET systems managed by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cancer Centers, beginning of period	84	79	83	80

Cancer Centers opened	1	2	2	3

Cancer Centers closed (1)	(1)	-	(2)	(2)

Other (2)	-	-	1	-

Cancer Centers, end of period	84	81	84	81

Radiation oncology-only facilities, end of period (2)	15	17	15	17

Total Radiation Oncology Facilities (3)	99	98	99	98

Linear Accelerators (4)	122	124	122	124

PET Systems (4), (5)	37	39	37	39

CT Scanners (6)	65	65	65	65

(1)	The three months and nine months ended September 30, 2010, include one cancer center related to a practice that converted to a TPS arrangement.
(2)	Other includes a facility recategorized from radiation-only to integrated cancer center.
(3)

Includes 96 and 95 sites utilizing IMRT technology at September 30, 2010 and 2009, respectively. Of the sites utilizing IMRT technology, 54 and 48 sites also have IGRT capabilities at September 30, 2010 and 2009, respectively.

(4)

The three months and nine months ended September 30, 2010, include a decrease of 1 linear accelerator and 2 PET systems related to physicians converting to a TPS arrangement which purchased their medical assets from us upon conversion.

(5)	Includes 32 and 29 PET/CT systems at September 30, 2010 and 2009, respectively.
(6)	Excludes PET/CT systems which are classified as PET systems above.

The following table sets forth key operating statistics as a measure of the volume of services provided by our practices affiliated under comprehensive strategic alliances:

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Per Operating Day Statistics: (1)	2010	2009	2010	2009
Medical oncology visits	11,127	11,220	11,290	11,225
Total patient visits	11,735	11,838	11,907	11,830
Total new patients	1,197	1,173	1,191	1,159
New cancer patients	633	624	634	624
Radiation treatments	2,614	2,779	2,697	2,745
Targeted treatments (included in radiation treatments)	790	761	808	756
PET scans	214	225	220	223
CT scans	786	846	810	840

(1)	Average per day operating statistics for the nine months ended September 30, 2010 have not been adjusted to reflect disruptions due to inclement weather during the three months ended March 31, 2010.
(2)	Includes IMRT, IGRT, mammosite, brachytherapy and stereotactic radiosurgery treatments.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

The following tables set forth the percentages of revenue represented by certain items reflected in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

		US Oncology Holdings, Inc.				US Oncology, Inc.
		Three Months Ended September 30,				Three Months Ended September 30,
(in thousands)		2010		2009		2010		2009

Product revenue		$647,509	68.8%	$608,035	67.5%	$647,509	68.8%	$608,035	67.5%
Service revenue		293,179	31.2	293,419	32.5	293,179	31.2	293,419	32.5

Total revenue		940,688	100.0	901,454	100.0	940,688	100.0	901,454	100.0

Cost of products		642,966	68.4	596,208	66.1	642,966	68.4	596,208	66.1

Cost of services:
Operating compensation and benefits		140,561	14.9	140,321	15.6	140,561	14.9	140,321	15.6
Other operating costs		83,130	8.8	84,824	9.4	83,130	8.8	84,824	9.4
Depreciation and amortization		17,408	1.9	19,090	2.1	17,408	1.9	19,090	2.1

Total cost of services		241,099	25.6	244,235	27.1	241,099	25.6	244,235	27.1

Total cost of products and services		884,065	94.0	840,443	93.2	884,065	94.0	840,443	93.2

General and administrative expense		19,033	2.0	18,913	2.1	18,992	2.0	18,792	2.1
Impairment and restructuring charges		3,252	0.3	4,117	0.5	3,252	0.3	4,117	0.5
Depreciation and amortization		8,025	0.9	7,700	0.8	8,025	0.9	7,700	0.8

Total costs and expenses		914,375	97.2	871,173	96.6	914,334	97.2	871,052	96.6

Income from operations		26,313	2.8	30,281	3.4	26,354	2.8	30,402	3.4

Other income (expense):
Interest expense, net		(36,730)	(3.9)	(37,627)	(4.2)	(28,109)	(3.0)	(28,016)	(3.1)
Loss on early extinguishment of debt		-	-	(3,672)	(0.4)	-	-	(3,672)	(0.4)
Loss on interest rate swap		(3,605)	(0.4)	(7,596)	(0.8)	-	-	-	-
Other income (expense)		(1,215)	(0.1)	-	-	(1,215)	(0.1)	-	-

Loss before income taxes		(15,237)	(1.6)	(18,614)	(2.0)	(2,970)	(0.3)	(1,286)	(0.1)
Income tax benefit (provision)		(12)	-	(764)	(0.1)	595	0.1	1,332	0.1

Net income (loss)		(15,249)	(1.6)	(19,378)	(2.1)	(2,375)	(0.2)	46	0.0
Less:	Net income attributable to noncontrolling interests	(848)	(0.1)	(912)	(0.1)	(848)	(0.1)	(912)	(0.1)

Net loss attributable to the Company		$(16,097)	(1.7)%	$(20,290)	(2.2)%	$(3,223)	(0.3)%	$(866)	(0.1)%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

(in thousands)

		US Oncology Holdings, Inc.				US Oncology, Inc.
		Nine Months Ended September 30,				Nine Months Ended September 30,
		2010		2009		2010		2009

Product revenue		$1,857,286	67.8%	$1,765,687	67.2%	$1,857,286	67.8%	$1,765,687	67.2%
Service revenue		882,223	32.2	859,975	32.8	882,223	32.2	859,975	32.8

Total revenue		2,739,509	100.0	2,625,662	100.0	2,739,509	100.0	2,625,662	100.0

Cost of products		1,839,400	67.1	1,730,012	65.9	1,839,400	67.1	1,730,012	65.9

Cost of services:
Operating compensation and benefits		423,400	15.5	416,107	15.8	423,400	15.5	416,107	15.8
Other operating costs		252,473	9.2	248,168	9.5	252,473	9.2	248,168	9.5
Depreciation and amortization		52,336	1.9	54,590	2.1	52,336	1.9	54,590	2.1

Total cost of services		728,209	26.6	718,865	27.4	728,209	26.6	718,865	27.4

Total cost of products and services		2,567,609	93.7	2,448,877	93.3	2,567,609	93.7	2,448,877	93.3

General and administrative expense		59,056	2.2	53,374	2.0	58,863	2.2	53,179	2.0
Impairment and restructuring charges		7,333	0.3	5,907	0.2	7,333	0.3	5,907	0.2
Depreciation and amortization		23,250	0.8	22,470	0.9	23,250	0.8	22,470	0.9

Total costs and expenses		2,657,248	97.0	2,530,628	96.4	2,657,055	97.0	2,530,433	96.4

Income from operations		82,261	3.0	95,034	3.6	82,454	3.0	95,229	3.6

Other income (expense):
Interest expense, net		(108,776)	(4.0)	(102,820)	(3.9)	(83,226)	(3.0)	(73,122)	(2.8)
Loss on early extinguishment of debt		-	-	(26,025)	(1.0)	-	-	(26,025)	(1.0)
Loss on interest rate swap		(11,591)	(0.4)	(10,012)	(0.4)	-	-	-	-
Other income (expense)		(1,372)	(0.1)	37	-	(1,372)	(0.1)	37	0.1

Loss before income taxes		(39,478)	(1.5)	(43,786)	(1.7)	(2,144)	(0.1)	(3,881)	(0.1)
Income tax benefit (provision)		(1,309)	-	3,260	0.1	(319)	-	(948)	-

Net loss		(40,787)	(1.5)	(40,526)	(1.6)	(2,463)	(0.1)	(4,829)	(0.1)
Less:	Net income attributable to noncontrolling interests	(2,794)	(0.1)	(2,615)	(0.1)	(2,794)	(0.1)	(2,615)	(0.1)

Net loss attributable to the Company		$(43,581)	(1.6)%	$(43,141)	(1.7)%	$(5,257)	(0.2)%	$(7,444)	(0.2)%

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

Revenue

The following tables reflect our revenue by segment for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change

Medical oncology services	$615,648	$610,349	0.9%	$1,824,526	$1,797,837	1.5%
Cancer center services	95,038	99,457	(4.4)	292,788	288,917	1.3
Pharmaceutical services	704,841	645,465	9.2	1,978,445	1,847,229	7.1
Research and other services	19,910	17,087	16.5	58,093	54,780	6.0
Eliminations (1)	(494,749)	(470,904)	(5.1)	(1,414,343)	(1,363,101)	(3.8)

Total revenue	$940,688	$901,454	4.4%	$2,739,509	$2,625,662	4.3%

As a percentage of total revenue:

Medical oncology service	65.4%	67.7%		66.6%	68.5%
Cancer center services	10.1	11.0		10.7	11.0
Pharmaceutical services	74.9	71.6		72.2	70.4
Research and other services	2.1	1.9		2.1	2.1
Eliminations (1)	(52.5)	(52.2)		(51.6)	(52.0)

Total revenue	100.0%	100.0%		100.0%	100.0%

(1)	Eliminations represent the sale of pharmaceuticals from our distribution center (pharmaceutical services segment) to our affiliated practices (medical oncology segment).

Medical Oncology Services. Medical oncology services revenue for the three months ended September 30, 2010 was $615.6 million, an increase of $5.3 million, or 0.9 percent, from the three months ended September 30, 2009. The revenue growth was primarily due to a 1.4 percent increase in new cancer patients and a 2.0 percent increase in total new patients, as well as an increase in physicians within specialties providing services with higher reimbursement such as surgery. Revenue growth associated with higher volumes was partially offset by lower reimbursement due primarily to generally lower utilization by members of commercial health plans as well as the impact of a generic alternative for Eloxatin becoming available in the third quarter of 2009.

Medical oncology services revenue for the nine months ended September 30, 2010 was $1,824.5 million, an increase of $26.7 million, or 1.5 percent, from the nine months ended September 30, 2009 despite inclement weather reducing patient volumes during the first quarter of 2010. The revenue growth reflects higher medical oncology visits and increased revenue per patient visit due to a changing mix in services provided by the physicians.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Cancer Center Services. Cancer center services revenue for the three months ended September 30, 2010 was $95.0 million, a decrease of $4.4 million, or 4.4 percent, from the three months ended September 30, 2009. The decrease in revenue reflects a 6.1 percent decline in radiation treatments and diagnostic scans reflecting trends toward lower use of health services by commercially-insured patients (as discussed above), as well as the conversion of some practices to TPS arrangements, physician turnover within existing practices, competition in certain markets and the use of advanced treatment options which require fewer sessions than conventional radiation. The revenue decrease associated with lower treatment volumes was partially offset by the continuing shift toward advanced therapies which include intensity modulated radiation therapy (“IMRT”), image guided radiation therapy (“IGRT”) and stereotactic radiosurgery (“SRS”), which are reimbursed at higher rates. During the third quarter of 2010, IMRT represented 28 percent of total radiation treatments compared to 26 percent for the same period in 2009.

Cancer center services revenue for the nine months ended September 30, 2010 was $292.8 million, an increase of $3.9 million, or 1.3 percent, from the nine months ended September 30, 2009. The increase reflects a continued shift toward advanced radiation therapies partially offset by lower radiation treatment and diagnostic scan volumes as discussed in the quarterly comparison above.

Pharmaceutical Services. Pharmaceutical services revenue during the three months ended September 30, 2010 was $704.8 million, an increase of $59.4 million, or 9.2 percent, from the three months ended September 30, 2009. The revenue increase is primarily due to 66 net additional medical oncologists affiliated through comprehensive strategic alliances and targeted physician services arrangements since the third quarter of 2009.

Pharmaceutical services revenue during the nine months ended September 30, 2010 was $1,978.4 million, an increase of $131.2 million, or 7.1 percent, from the nine months ended September 30, 2009 for the reasons discussed in the quarterly comparison above.

Research and Other Services. Research and other services revenue during the three months ended September 30, 2010 was $19.9 million, an increase of $2.8 million, or 16.5 percent, compared to the same period in 2009 as the current period includes revenues from our new contract research organization that started generating revenues at the end of 2009, as well as revenues associated with our recent acquisitions of CURE Media Group and NexCura.

Research and other services revenue during the nine months ended September 30, 2010 was $58.1 million, an increase of $3.3 million, or 6.0 percent, compared to the same period in 2009. Research and other services revenue for the nine months ended September 30, 2010 also includes an out of period billing adjustment of approximately $1.0 million related to services rendered during the year ended December 31, 2009 which were billed to sponsors during the three months ended June 30, 2010 for currently ongoing trials.

Operating Costs

Operating costs including depreciation and amortization related to our operating assets, and are presented in the tables below (in thousands):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		2009		Change		2010		2009		Change
Cost of products	$642,966		$596,208		7.8	%	$1,839,400		$1,730,012		6.3	%
Cost of services:
Operating compensation and benefits	140,561		140,321		0.2		423,400		416,107		1.8
Other operating costs	83,130		84,824		(2.0)		252,473		248,168		1.7
Depreciation and amortization	17,408		19,090		(8.8)		52,336		54,590		(4.1)

Total cost of services	241,099		244,235		(1.3)		728,209		718,865		1.3

Total cost of products and services	$884,065		$840,443		5.2	%	$2,567,609		$2,448,877		4.8	%

As a percentage of revenue:

Cost of products	68.4	%	66.1	%			67.1	%	65.9	%
Cost of services:
Operating compensation and benefits	14.9		15.6				15.5		15.8
Other operating costs	8.8		9.4				9.2		9.5
Depreciation and amortization	1.9		2.1				1.9		2.1

Total cost of services	25.6		27.1				26.6		27.4

Total cost of products and services	94.0	%	93.2	%			93.7	%	93.3	%

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Cost of Products. Cost of products consists primarily of oncology pharmaceuticals and supplies used by affiliated practices in our medical oncology services segment and sold to practices affiliated under the targeted physician services arrangements in our pharmaceutical services segment. Product costs increased 7.8% and 6.3% over the three and nine month periods ended September 30, 2010, which is higher than the revenue growth of 6.5% and 5.2% associated with pharmaceutical use from the corresponding periods, respectively, primarily as a result of competition impacting operating margins under our oncology pharmaceutical supply arrangements, as well as drug costs increasing. As a percentage of revenue, cost of products was 68.4% and 66.1% in the three months ended September 30, 2010 and 2009, respectively, and 67.1% and 65.9% in the nine months ended September 30, 2010 and 2009, respectively.

Cost of Services. Cost of services includes compensation and benefits related to our operations, including non-physician employees of our affiliated practices. Cost of services also includes other operating costs such as rent, utilities, repairs and maintenance, insurance, depreciation and amortization and other operating costs related to providing services to our affiliated physician network and to other customers. As a percentage of revenue, cost of services was 25.6% and 27.1% in the three months ended September 30, 2010 and 2009, respectively, and 26.6% and 27.4% in the nine months ended September 30, 2010 and 2009, respectively. The percentage decrease from prior year reflects an increase in revenues from targeted physician service arrangements. Unlike our comprehensive strategic alliance models, we do not incur and then subsequently receive reimbursement for operating costs of the targeted physician services practice, and as such, those additional practice expenses are not included in cost of services.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	Change		2010	2009	Change

General and administrative expense	$18,992	$18,792	1.1%		$58,863	$53,179	10.7%
Impairment and restructuring charges	3,252	4,117	nm	(1)	7,333	5,907	nm	(1)
Depreciation and amortization	8,025	7,700	4.2		23,250	22,470	3.5
Interest expense, net	28,109	28,016	0.3		83,226	73,122	13.8
Loss on early extinguishment of debt	-	3,672	nm	(1)	-	26,025	nm	(1)
Other (income) expense	1,215	-	nm	(1)	1,372	(37)	nm	(1)

As a percentage of revenue:

General and administrative expense	2.0%	2.1%			2.2%	2.0%
Impairment and restructuring charges	0.3	0.5			0.3	0.2
Depreciation and amortization	0.9	0.8			0.8	0.9
Interest expense, net	3.0	3.1			3.0	2.8
Loss on early extinguishment of debt	-	0.4			-	1.0
Other (income) expense	0.1	-			0.1	(0.1)

(1)	Not meaningful

General and Administrative. General and administrative expense was $19.0 million for the three months ended September 30, 2010 and $18.8 million for the same period in 2009. General and administrative expense during the three months ended September 30, 2010 was $0.2 million higher than the comparable prior year period due primarily to higher marketing and branding costs associated with our “UNITED” campaign which launched in May 2010, which were partially offset by lower professional fees associated with 2009 consulting costs related to accelerating the Company’s growth strategies. We expect to continue to incur additional costs related to our branding initiative in future periods. In addition, higher personnel costs during the three months ended September 30, 2010 related to personnel to support our strategic initiatives and merit increases that became effective during the second quarter were offset by a reduction in our annual incentive compensation expense to reflect current performance relative to the target.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

During the nine months ended September 30, 2010 and 2009, general and administrative expense was $58.9 million and $53.2 million, respectively, or $5.7 million higher than the comparable prior year period. The increase reflects higher marketing and branding costs as noted in the quarterly comparison, as well as personnel costs to complement our growth strategies.

General and administrative expense represented 2.0% and 2.1% of revenue for the three months ended September 30, 2010 and 2009 and 2.2% and 2.0% of revenue for the nine months ended September 30, 2010 and 2009, respectively.

Impairment and Restructuring Charges. Impairment and restructuring charges recognized during the three months and nine months ended September 30, 2010 and 2009 consisted of the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Severance costs	$3,059	$4,117	$4,524	$5,731
Service agreements, net	-	-	2,523	150
Other, net	193	-	286	26

Total	$3,252	$4,117	$7,333	$5,907

We recorded severance charges related to employee separations of corporate personnel of $3.1 million and $4.1 million during the three months ended September 30, 2010 and 2009, respectively, and $4.5 million and $5.7 million during the nine months ended September 30, 2010 and 2009, respectively. Our severance-related liabilities of $5.4 million as of September 30, 2010, will be paid through the fourth quarter of 2011.

In addition, the nine months ended September 30, 2010 and 2009, include impairment charges related to service agreement intangibles of $2.5 million and $0.2 million, respectively, related to practices which converted either from a comprehensive strategic alliance model to a targeted physician services relationship or separated from the network.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $0.3 million and $0.8 million for the three months and nine months ended September 30, 2010, respectively, from the comparable periods in 2009. During the three months ended June 30, 2010, we recorded an adjustment which reduced depreciation expense for the nine months ended September 30, 2010 by $1.1 million related to certain leasehold improvements that had been incorrectly depreciated beyond their historical cost. The historical cost of these leasehold improvements had been reduced as a result of previously receiving a partial cost reimbursement related to these assets from the affiliated practice conducting operations in this location.

Interest Expense, net. For the three month period ending September 30, 2010 and 2009, the interest expense, net was $28.1 million and $28.0 million, respectively. Interest expense, net, increased to $83.2 million during the nine months ended September 30, 2010 from $73.1 million in the comparable period of the prior year. These increases are due primarily to the higher fixed interest rate on our 9.125% Senior Secured Notes which were issued in the second quarter of 2009 to refinance our 9% Senior Notes and Senior Secured Credit Facility.

Loss on Early Extinguishment of Debt. In connection with replacing the revolving credit facility in August 2009, and refinancing of the $436.7 million senior secured term loan facility and the $300 million 9.0% senior notes in June 2009, we recognized a $3.7 million and $26.0 million extinguishment loss during the three months and nine months ended September 30, 2009. These losses primarily relate to payment of a call premium and call period interest on the senior notes, the write off of unamortized issuance costs related to the retired debt and certain transaction costs.

Income Taxes. The effective tax rate for US Oncology, Inc. was a tax benefit of 15.6% and 60.6% for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, the effective tax rate was less than the statutory rate due to the impact of non-deductible expenses and certain state income taxes, particularly the Texas margin tax whose determination does not consider deductions allowed in the determination of Federal taxable income. For the three months ended September 30, 2009, the effective tax rate was greater than the statutory rate primarily due to adjustment of deferred state tax balances based on the Company’s analysis of state jurisdictional filings.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

The effective tax rate for US Oncology, Inc. was a tax provision of 6.5% and 14.6% for the nine months ended September 30, 2010 and 2009, respectively, despite reporting a loss before income taxes, due to the impact of non-deductible expenses and an income tax expense related to the Texas margin tax.

Net Income (Loss) Attributable to the Company. For the three months ended September 30, 2010 and 2009, US Oncology, Inc. recorded a net loss of $3.2 million and $0.9 million, respectively. Net loss for the nine months ended September 30, 2010 was $5.3 million, compared to net loss of $7.4 million for the nine months ended September 30, 2009.

Corporate Costs and Net Income (Loss) (US Oncology Holdings, Inc.)

The following table summarizes the incremental costs incurred by US Oncology Holdings, Inc. as compared to the costs incurred by US Oncology, Inc. (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change		2010	2009	Change

General and administrative expense	$41	$121	nm	(1)	$193	$195	nm	(1)
Interest expense, net	8,621	9,611	(10.3)		25,550	29,698	(14.0)
Loss on interest rate swap	3,605	7,596	nm	(1)	11,591	10,012	nm	(1)

(1)	Not meaningful

General and Administrative. In addition to the general and administrative expenses incurred by US Oncology, Holdings incurred general and administrative expenses in the three months ended September 30, 2010 of $41 thousand and $0.1 million in the three months ended September 30, 2009. Holdings recorded $0.2 million during each of the nine month periods ended September 30, 2010 and 2009. These costs primarily represent professional fees required for Holdings to maintain its corporate existence and comply with the terms of the indenture governing its separate indebtedness (the “Holdings Notes”).

Interest Expense, net. In addition to interest expense incurred by US Oncology, Holdings incurred interest related to its indebtedness. During the three months ended September 30, 2010 and 2009, the interest expense was $8.6 million and $9.6 million, respectively. Incremental interest expense was approximately $25.6 million during the nine months ended September 30, 2010 and $29.7 million for the nine months ended September 30, 2009. The decrease in interest expense compared to the same periods in 2009 reflects the lower market LIBOR rates which are the basis for variable interest due on the Holdings Notes. The benefit of lower market interest rates was partially offset by increasing indebtedness as the Company elected to settle interest on the Holdings Notes in kind.

Loss on Interest Rate Swap. For the three months ending September 30, 2010 and 2009, Holdings recognized an unrealized loss of $3.6 million and $7.6 million, respectively. During the nine months ended September 30, 2010 and 2009, Holdings recognized an unrealized loss of $11.6 million and $10.0 million, respectively, related to its interest rate swap due to decreases in projected LIBOR rates. Because the interest rate swap is not accounted for as a cash flow hedge, changes in fair value attributable to the instrument are reported currently in earnings.

Income Taxes. For the three months ended September 30, 2010 and 2009, Holdings effective tax rate was a tax provision of 0.1% and of 3.9%, respectively. Holdings effective tax rate was a tax provision of 3.1% and a tax benefit of 7.0% for the nine months ended September 30, 2010 and 2009, respectively. The difference between the effective tax rate for Holdings and US Oncology relates to the incremental interest expense, loss on interest rate swap and general and administrative expenses incurred by Holdings which increase its taxable loss and, consequently, change the impact of non-deductible costs and certain state income taxes on its effective tax rate. Additionally, Holdings has recorded a valuation allowance to reduce its deferred tax assets to their estimated realizable value.

For the three and nine months ended September 30, 2009 and 2010, the effective tax rate was less than the Federal statutory rate primarily due to a valuation allowance established on the net deferred tax assets of US Oncology Holdings, Inc.

Net Income (Loss) Attributable to the Company. Holdings’ incremental net loss for the three months ended September 30, 2010 and 2009 was $12.9 million and $19.4 million, respectively. For the nine months ended September 30, 2010, Holding’s incremental net loss was $38.3 million and the incremental net loss for the nine months ended September 30, 2009, was $35.7

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

million. Net loss for the nine months ended September 30, 2010 includes the impact of correcting two accounting errors (see discussion in “Research and Other Services” and “Depreciation and Amortization” above) which increased income (loss) before income taxes by $2.1 million.

Liquidity and Capital Resources

The following table summarizes the working capital and long-term indebtedness of Holdings and US Oncology as of September 30, 2010 (in thousands):

	Holdings	US Oncology
Current assets	$750,672	$726,861
Current liabilities	511,949	493,351

Net working capital	$238,723	$233,510

Long-term indebtedness	$1,594,223	$1,067,479

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

The following table summarizes the statement of cash flows of Holdings and US Oncology for the nine months ended September 30, 2010 (in thousands).

	Holdings	US Oncology
Net cash provided by operating activities	$53,952	$73,330
Net cash used in investing activities	(45,531)	(45,531)
Net cash used in financing activities	(10,763)	(30,469)

Net decrease in cash and equivalents	(2,342)	(2,670)
Cash and equivalents:
December 31, 2009	161,811	161,589

September 30, 2010	$159,469	$158,919

Cash Flows from Operating Activities

During the nine months ended September 30, 2010, Holdings generated $54.0 million in cash flow from operations compared to $125.3 million during the nine months ended September 30, 2009. The decrease in operating cash flow in 2010 was due primarily to higher payments for pharmaceuticals in 2010 reflecting working capital investments required at the end of the third quarter under a new direct drug supply agreement (as further described under “Anticipated Capital Requirements”). In addition, cash flow decreased compared to the prior year period due to higher payments during the nine months ended September 30, 2010 for obligations under the Holdings’ interest rate swap and incremental interest on the 9.125% fixed rate $775.0 million Senior Secured Notes over the $436.7 million LIBOR based term loan facility and $300 million 9.0% fixed rate senior notes that were refinanced in 2009.

The operating cash flow of US Oncology exceeds the operating cash flow of Holdings by $19.4 million for the nine months ended September 30, 2010. The difference relates to dividends paid by US Oncology to Holdings to enable Holdings to service interest obligations related to its senior floating rate notes and interest rate swap. The dividends are considered to be financing transactions by US Oncology as they represent distributions paid to its parent company, which were ultimately used to settle operating costs of Holdings.

Cash Flows from Investing Activities

During the nine months ended September 30, 2010, we used $45.5 million for investing activities. Cash flow for investing activities relate primarily to $45.9 million in capital expenditures, including $20.1 million relating to the development and construction of cancer centers and $25.8 million for maintenance capital expenditures.

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

Cash Flows from Financing Activities

During the nine months ended September 30, 2010, US Oncology Holdings, Inc used $10.8 million in financing activities which relates primarily to the repayments for physician notes issued in connection with practice affiliations in prior years. Cash flow used by US Oncology for financing activities also includes a distribution of $19.7 million to its parent company to settle amounts due under its interest rate swap agreement and senior floating rate notes.

During the nine months ended September 30, 2009, $21.5 million was used in financing activities which relates primarily to the $775.0 million offering of 9.125% Senior Secured Notes completed in September 2009. Proceeds from the offering along with cash on hand were used to repay the $436.7 million senior secured term loan facility maturing in 2010 and 2011 and the $300 million 9.0% senior notes due 2012. Cash flow used by US Oncology for financing activities also includes a distribution of $11.1 million to its parent company to settle amounts due under its interest rate swap agreement and senior floating rate notes.

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

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness. Management uses EBITDA and Adjusted EBITDA as key indicators to evaluate liquidity and financial condition, both with respect to the business as a whole and with respect to individual sites in the US Oncology network. Our senior secured credit facility also requires that we comply on a quarterly basis with certain financial covenants that include EBITDA as a financial measure. As of September 30, 2010, our senior secured revolving credit facility required that we maintain a leverage ratio (indebtedness divided by EBITDA, as defined by the indenture) of no more than 7.00:1. This covenant becomes more restrictive over time and, at maturity in 2012, the maximum leverage ratio may not be more than 6.00:1. For more information regarding our use of EBITDA and Adjusted EBITDA and their limitations, see “Discussion of Non-GAAP Information.”

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

The following table reconciles net income (loss) as shown in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to EBITDA, Adjusted EBITDA, and net cash provided by operating activities as shown in the Company’s Condensed Consolidated Statement of Cash Flows (in thousands):

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$(15,249)	$(19,378)	$(2,375)	$46
Interest expense, net	36,730	37,627	28,109	28,016
Income tax (benefit) provision	12	764	(595)	(1,332)
Depreciation and amortization	25,433	26,790	25,433	26,790
Amortization of stock compensation	520	735	520	735
Loss on interest rate swap	3,605	7,596	-	-
Other income (expense)	1,215	-	1,215	-

EBITDA	52,266	54,134	52,307	54,255

Plus:
Loss on early extinguishment of debt	-	3,672	-	3,672
Impairment and restructuring charges	3,252	4,117	3,252	4,117
Other non-cash G&A	97	98	97	98

Adjusted EBITDA	55,615	62,021	55,656	62,142

Changes in assets and liabilities	(31,044)	32,221	(29,164)	28,735
Deferred income taxes	37	-	(1,133)	(1,717)
Interest expense, net	(36,730)	(37,627)	(28,109)	(28,016)
Income tax benefit (provision)	(12)	(764)	595	1,332

Net cash provided by (used in) operating activities	$(12,134)	$55,851	$(2,155)	$62,476

	US Oncology Holdings, Inc.		US Oncology, Inc.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$(40,787)	$(40,526)	$(2,463)	$(4,829)
Interest expense, net	108,776	102,820	83,226	73,122
Income tax (benefit) provision	1,309	(3,260)	319	948
Depreciation and amortization	75,586	77,060	75,586	77,060
Amortization of stock compensation	1,789	1,571	1,789	1,571
Loss on interest rate swap	11,591	9,975	-	-
Other income (expense)	1,372	-	1,372	(37)

EBITDA	159,636	147,640	159,829	147,835

Plus:
Loss on early extinguishment of debt	-	26,025	-	26,025
Impairment and restructuring charges	7,333	5,907	7,333	5,907
Other non-cash G&A	293	163	293	163

Adjusted EBITDA	167,262	179,735	167,455	179,930

Changes in assets and liabilities	(3,335)	51,200	(9,117)	29,832
Deferred income taxes	110	(6,034)	(1,463)	339
Interest expense, net	(108,776)	(102,820)	(83,226)	(73,122)
Income tax benefit (provision)	(1,309)	3,260	(319)	(948)

Net cash provided by operating activities	$53,952	$125,341	$73,330	$136,031

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Following is the EBITDA and Adjusted EBITDA for our operating segments for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30, 2010

US Oncology, Inc.	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

Product revenues	$453,472	$-	$688,786	$-	$-	$(494,749)	$647,509
Service revenues	162,176	95,038	16,055	19,910	-	-	293,179

Total revenues	615,648	95,038	704,841	19,910	-	(494,749)	940,688

Operating expenses	(597,642)	(71,629)	(683,263)	(18,240)	(35,057)	494,749	(911,082)
Impairment and restructuring charges	(4)	-	-	-	(3,248)	-	(3,252)
Income (loss) from operations	18,002	23,409	21,578	1,670	(38,305)	-	26,354

Add back:
Depreciation and amortization	-	8,527	788	53	16,065	-	25,433
Amortization of stock- based compensation	-	-	-	-	520	-	520

EBITDA	$18,002	$31,936	$22,366	$1,723	$(21,720)	$-	$52,307

Add back:
Other non-cash G&A	-	-	-	-	97	-	97
Impairment and restructuring charges	4	-	-	-	3,248	-	3,252

Adjusted EBITDA	$18,006	$31,936	$22,366	$1,723	$(18,375)	$-	$55,656

US Oncology Holdings, Inc.

Operating expenses	$-	$-	$-	$-	$(41)	$-	$(41)

Adjusted EBITDA	$18,006	$31,936	$22,366	$1,723	$(18,416)	$-	$55,615

	Three Months Ended September 30, 2009

US Oncology, Inc.	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

Product revenues	$450,202	$-	$628,737	$-	$-	$(470,904)	$608,035
Service revenues	160,147	99,457	16,728	17,087	-	-	293,419

Total revenues	610,349	99,457	645,465	17,087	-	(470,904)	901,454

Operating expenses	(591,204)	(74,739)	(620,503)	(17,060)	(34,333)	470,904	(866,935)
Impairment and restructuring charges	1	-	-	-	(4,118)	-	(4,117)

Income (loss) from operations	19,146	24,718	24,962	27	(38,451)	-	30,402

Loss on early extinguishment of debt	-	-	-	-	(3,672)	-	(3,672)
Add back:
Depreciation and amortization	-	10,695	392	64	15,639	-	26,790

Amortization of stock- based compensation	-	-	-	-	735	-	735

EBITDA	$19,146	$35,413	$25,354	$91	$(25,749)	$-	$54,255

Add back:
Loss on early extinguishment of debt	-	-	-	-	3,672	-	3,672
Other non-cash G&A	-	-	-	-	98	-	98
Impairment and restructuring
charges	(1)	-	-	-	4,118	-	4,117

Adjusted EBITDA	$19,145	$35,413	$25,354	$91	$(17,861)	$-	$62,142

US Oncology Holdings, Inc.

Operating expenses	$-	$-	$-	$-	$(121)	$-	$(121)

Adjusted EBITDA	$19,145	$35,413	$25,354	$91	$(17,982)	$-	$62,021

(1)

Eliminations represent the sale of pharmaceuticals from the distribution center (pharmaceutical services segment) to the practices affiliated under comprehensive service agreements (medical oncology segment).

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

	Nine Months Ended September 30, 2010

US Oncology, Inc.	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

Product revenues	$1,340,137	$-	$1,931,492	$-	$-	$(1,414,343)	$1,857,286
Service revenues	484,389	292,788	46,953	58,093	-	-	882,223

Total revenues	1,824,526	292,788	1,978,445	58,093	-	(1,414,343)	2,739,509

Operating expenses	(1,769,125)	(220,806)	(1,913,796)	(55,611)	(104,727)	1,414,343	(2,649,722)
Impairment and restructuring charges	(2,619)	-	-	-	(4,714)	-	(7,333)

Income (loss) from operations	52,782	71,982	64,649	2,482	(109,441)	-	82,454

Add back:
Depreciation and amortization	-	27,487	2,062	173	45,864	-	75,586
Amortization of stock- based compensation	-	-	-	-	1,789	-	1,789

EBITDA	$52,782	$99,469	$66,711	$2,655	$(61,788)	$-	$159,829

Add back:
Other non-cash G&A	-	-	-	-	293	-	293
Impairment and restructuring charges	2,619	-	-	-	4,714	-	7,333

Adjusted EBITDA	$55,401	$99,469	$66,711	$2,655	$(56,781)	$-	$167,455

US Oncology Holdings, Inc.

Operating expenses	$-	$-	$-	$-	$(193)	$-	$(193)

Adjusted EBITDA	$55,401	$99,469	$66,711	$2,655	$(56,974)	$-	$167,262

	Nine Months Ended September 30, 2009

US Oncology, Inc.	Medical Oncology Services	Cancer Center Services	Pharmaceutical Services	Research/ Other	Corporate Costs	Eliminations (1)	Total

Product revenues	$1,329,256	$-	$1,799,532	$-	$-	$(1,363,101)	$1,765,687
Service revenues	468,581	288,917	47,697	54,780	-	-	859,975

Total revenues	1,797,837	288,917	1,847,229	54,780	-	(1,363,101)	2,625,662

Operating expenses	(1,744,915)	(217,359)	(1,775,689)	(51,075)	(98,589)	1,363,101	(2,524,526)
Impairment and restructuring charges	(176)	-	-	-	(5,731)	-	(5,907)

Income (loss) from operations	52,746	71,558	71,540	3,705	(104,320)	-	95,229

Loss on early extinguishment of debt	-	-	-	-	(26,025)	-	(26,025)
Add back:
Depreciation and amortization	-	29,711	1,566	210	45,573	-	77,060
Amortization of stock- based compensation	-	-	-	-	1,571	-	1,571

EBITDA	$52,746	$101,269	$73,106	$3,915	$(83,201)	$-	$147,835

Add back:
Loss on early extinguishment of debt	-	-	-	-	26,025	-	26,025
Other non-cash G&A	-	-	-	-	163	-	163
Impairment and restructuring charges	176	-	-	-	5,731	-	5,907

Adjusted EBITDA	$52,922	$101,269	$73,106	$3,915	$(51,282)	$-	$179,930

US Oncology Holdings, Inc.

Operating expenses	$-	$-	$-	$-	$(195)	$-	$(195)

Adjusted EBITDA	$52,922	$101,269	$73,106	$3,915	$(51,477)	$-	$179,735

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

Medical Oncology Services. Adjusted EBITDA for the three months ended September 30, 2010 decreased to $18.0 million from $19.1 million, or by 5.9 percent, primarily due to lower reimbursement associated with a changing payer mix (as previously discussed under “Results of Operations – Revenue”) as well as the impact of drug costs increasing prior to reimbursement increases from governmental and commercial payers. These factors were partially offset by the benefit of lower drug costs for the generic alternative for Eloxatin as compared to the third quarter of 2009 when the generic alternative was available for only a portion of the period.

Adjusted EBITDA for the nine months ended September 30, 2010 increased to $55.4 million from $52.9 million, or 4.7% percent, primarily due to higher patient volumes and revenue related to the addition of oncologists and physicians within other specialties, such as surgery, with services that are reimbursed at higher rates. The benefit of increasing volumes and expanded specialties was partially offset by inclement weather during the three months ended March 31, 2010. During the current period, the benefit of the temporary conversion of Eloxatin to generic status was offset by other drug costs increasing in advance of reimbursement.

As generic drugs are introduced to the market, earnings temporarily increase because drug costs decline significantly but reimbursement tied to Average Sales Price (“ASP”), including Medicare, remains at the branded price for a period of approximately six months. However, after ASP-based reimbursement adjusts, earnings with respect to a generic drug are typically lower than the earnings from a branded pharmaceutical. In the case of Eloxatin, a patent lawsuit was settled in April 2010 requiring pharmaceutical companies to stop selling the drug in generic form after June 30, 2010.

Cancer Center Services. Cancer center services Adjusted EBITDA for the three months ended September 30, 2010 decreased to $31.9 million from $35.4 million, or 9.8 percent, due primarily to the revenue decline previously discussed under “Results of Operations – Revenue”. However, Adjusted EBITDA declined by approximately $1.0 million less than revenue reflecting the Company’s initiatives to improve practice efficiency.

Adjusted EBITDA for the nine months ended September 30, 2010 decreased to $99.5 million from $101.3 million, or 1.8% percent. This decrease reflects higher operating costs in the first half of the year partially offset by the revenue increase resulting from shifting utilization toward more advanced technologies (as previously discussed under “Results of Operations – Revenue”).

Pharmaceutical Services. Pharmaceutical services Adjusted EBITDA was $22.4 million for the three months ended September 30, 2010 compared to $25.4 million in the same period of 2009 and $66.7 million for the nine months ended September 30, 2010 and $73.1 million as compared to the same period in 2009. The EBITDA decrease for the three month and nine month periods reflects investments supporting our United Network strategy, lower GPO fees primarily due to generic purchasing and lower margins on TPS arrangements. Informatics earnings also decreased from the third quarter of 2009 due, in part, to increased sales force and marketing investments.

Research and Other Services. Adjusted EBITDA during the three months ended September 30, 2010 was $1.7 million, an increase of $1.6 million from the three months ended September 30, 2009 due to the revenue growth associated with the new contract research organization as well as our recent acquisitions of CURE Media Group and NexCura. In addition, EBITDA increased due to lower investments associated with developing business initiatives, such as Innovent and our physician web portal, which are beginning to mature.

Adjusted EBITDA for the nine months ended September 30, 2010 was $2.7 million, a decrease of $1.3 million from the nine months ended September 30, 2009. Research and other services revenue for the nine months ended September 30, 2010 includes an out of period billing adjustment approximately $1.0 million related to services rendered during the year ended December 31, 2009 which were billed to sponsors during the three months ended June 30, 2010. The year-to-date decrease is primarily due to revisions to incentive plans made in the prior year with the purpose of aligning interests to focus on expanding the existing research network, launching a contract research organization and creating long-term value.

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

For all of 2010, we anticipate spending $70 to $80 million for the development of cancer centers, purchases of clinical equipment, investments in information systems and other capital expenditures.

During the second quarter, we received notice from one of our largest pharmaceutical distributors that our current arrangement would be cancelled and renegotiated effective September 20, 2010. Consequently we assessed all options to provide our physician network with products obtained through this distributor, and executed an agreement to obtain these products directly from the manufacturer. We believe this relationship will aid in our physician aggregation strategy through improved purchasing economics and strengthen our commercial relationships for other strategic initiatives.

We expect that our liquidity will be reduced by approximately $120 million based upon the manufacturer’s payment terms and minimum inventory requirements. However, we anticipate our EBITDA will increase by approximately $10 million as a result of improved economics under the new arrangement. In addition, we temporarily invested approximately $90 million in the third and fourth quarters of 2010 for large drug purchases to obtain availability of certain generic product and lower costs on other branded products over the remainder of 2010. We paid approximately $60 million related to these investments in the third quarter and the remainder was paid in October 2010. We expect substantially all of the inventory acquired in these transactions to be consumed by affiliated practices by early 2011. Because we rely, in part, on credit terms provided by vendors to finance our working capital needs, our liquidity could be further reduced in the event suppliers reduce, or eliminate, credit terms currently made available to the Company.

As of November 3, 2010, we had cash and cash equivalents of $67.5 million and $89.6 million available under our $120.0 million revolving credit facility (which had been reduced by outstanding letters of credit, totaling $30.4 million). We monitor the credit worthiness of financial institutions that participate in our credit facility and periodically test the availability of funds through short-term advances under the facility. However, there is no assurance that all such lenders will fund future borrowing requests for amounts currently available under our senior secured revolving credit facility in accordance with the terms of the facility. In the event that cash on hand, combined with amounts available under the senior secured revolving credit facility, is insufficient to fund our anticipated working capital requirements or we are unable to utilize our existing credit facility to finance our operations, we would be required to seek alternative funding. There can be no assurance that additional funding would be available to us on terms that we consider acceptable.

We expect to fund our current capital needs with (i) cash on hand and cash generated from operations, (ii) borrowings under the revolving credit facility, (iii) lease or purchase money financing for certain equipment purchases, (iv) indebtedness under new borrowing and to physicians in connection with new affiliations and (v) equity infusions from current or additional sponsors. Our success in implementing our capital plans could be adversely impacted by poor operating performance which may result in decreased cash flow from operations and reduced credit availability under purchase money, lease or vendor payment terms. In addition, to the extent that poor performance or other factors impact our compliance with financial and other covenants under our revolving credit facility, our ability to borrow under that facility or to find other financing sources could be limited. Furthermore, capital at financing terms satisfactory to management may be limited, due to market conditions or operating performance of institutions that participate in our senior secured revolving credit facility to satisfy their financial commitments to us.

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

Indebtedness

We have a significant amount of indebtedness. On September 30, 2010 we had aggregate indebtedness of approximately $1,605.6 million of which $1,078.8 million (including current maturities of $11.3 million) represents obligations of US Oncology, Inc., and $526.7 million represents an obligation of Holdings.

As of September 30, 2010 and December 31, 2009, the Company’s long-term indebtedness consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

US Oncology, Inc.
9.125% Senior Secured Notes, due 2017 (a)	760,790	759,680
10.75% Senior Subordinated Notes, due 2014	275,000	275,000
9.625% Senior Subordinated Notes, due 2012	3,000	3,000
Subordinated notes	20,189	25,945
Mortgage, capital lease obligations and other	19,842	21,242

	1,078,821	1,084,867
Less current maturities	(11,342)	(10,579)

	1,067,479	1,074,288

US Oncology Holdings, Inc.
Senior Floating Rate PIK Toggle Notes, due 2012	526,744	493,954

	$1,594,223	$1,568,242

(a)	Includes $14.2 million unamortized original issue discount balance.

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

Holdings Notes

On March 15, 2007, Holdings, whose principal asset is its investment in US Oncology, issued $425.0 million of senior floating rate PIK toggle notes, due March 15, 2012 (the “Holdings Notes”). These notes are senior unsecured obligations of Holdings. Holdings may elect to pay interest on the Holdings Notes entirely in cash, by increasing the principal amount of the Holdings Notes (“PIK interest”), or by paying 50% in cash and 50% by increasing the principal amount of the Holdings Notes. Cash interest accrues on the Holdings Notes at a rate per annum equal to 6-month LIBOR plus the applicable spread. PIK interest accrues on the Holdings Notes at a rate per annum equal to the cash interest rate plus 0.75%. The Company must make an election regarding whether subsequent interest payments will be made in cash or through PIK interest prior to the start of the applicable interest period. The applicable cash interest spread is 5.50% and reflects the final scheduled spread increase of 0.50% which was effective on March 15, 2010. The impact of scheduled spread increases is recognized as interest expense on a straight line basis to reflect a constant spread over the term of the Holdings Notes. During the nine months ended

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

September 30, 2010 and 2009, the Company elected to PIK interest on the Holdings Notes and total interest expense was $25.6 million and $29.7 million, respectively, which includes cash or PIK interest, interest related to spread increases, and the amortization of debt issuance costs.

Because Holdings’ principal asset is its investment in US Oncology, US Oncology provides funds to service Holdings’ indebtedness through payment of dividends to Holdings. US Oncology’s senior secured notes and senior subordinated notes limit its ability to make restricted payments from US Oncology, including dividends paid by US Oncology to Holdings. As of September 30, 2010, US Oncology has the ability to make approximately $6.3 million in restricted payments, which amount increases based on capital contributions to US Oncology, Inc. and by 50 percent of US Oncology’s net income and is reduced by i) the amount of any restricted payments made and ii) net losses of US Oncology, excluding certain non-cash charges. Delaware law also requires that US Oncology be solvent both at the time, and immediately following, a dividend payment to Holdings. Because Holdings relies on dividends from US Oncology to fund cash interest payments on the Holdings Notes, in the event that such restrictions prevent US Oncology from paying such a dividend, Holdings would be unable to pay interest on the notes in cash and would instead be required to pay PIK interest.

In connection with issuing the Holdings Notes, Holdings entered into an interest rate swap agreement, with a notional amount of $425.0 million, fixing the LIBOR base rate at 4.97% through maturity in 2012. Unlike interest on the Holdings Notes, which may be settled in cash or through the issuance of additional notes, payments due to the swap counterparty must be made in cash. As a result of the current and projected low interest rate environment, and the related expectation that Holdings will continue to be net payer on the interest rate swap, the Company believes that cash payments for the interest rate swap obligations will reduce the availability under the restricted payments provisions in US Oncology’s indebtedness to a level that additional payments for cash interest for the Holdings Notes may not be prudent and therefore, no longer remain probable. The Company’s annual payment obligations on the interest rate swap increase by $4.3 million for each 1.00% that the fixed interest rate of 4.97% paid to the counterparty exceeds the variable interest rate received from the counterparty. Similarly, the Company’s annual payment obligations on the interest rate swap decrease by $4.3 million when the difference between the fixed interest rate paid to the counterparty and the variable interest rate received from the counterparty reduces by 1.00%. In the event amounts available under the restricted payments provision are insufficient for the Company to service interest on the Holdings Notes, including any obligation related to the interest rate swap, the Company may be required to arrange additional financing or a capital infusion and use such proceeds to satisfy these obligations. There can be no assurance that additional financing or a capital infusion, if available, will be made on terms that are acceptable to the Company. We issued $17.1 million in notes to settle the interest due on September 15, 2010. In addition, we paid $9.9 million to settle the obligation under our interest rate swap agreement for the interest period ending September 15, 2010. During the nine months ended September 30, 2010, US Oncology paid dividends in the amount of $19.7 million to Holdings to finance obligations related to the Holdings Notes and interest rate swap. For the interest period due in March 2011, we expect to issue $17.6 million in notes to settle the interest and to pay $9.6 million to settle the swap obligation.

The Company’s swap obligation due March 15, 2011 of $9.6 million is greater than the restricted payment availability of $6.3 million at September 30, 2010. The amount available for the restricted payment on March 15, 2011 will be based on financial results through December 31, 2010 and, if earnings through that date do not increase availability to a sufficient amount, US Oncology will be required to obtain a capital contribution to fund its obligation related to the swap.

Financial Covenants

At September 30, 2010, we were in compliance with the financial covenants of our indebtedness. The senior secured revolving credit facility contains the most restrictive financial maintenance covenants related to our indebtedness and requires US Oncology to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio test, which becomes more restrictive over time. At September 30, 2010, the terms of the senior secured revolving credit facility required that we maintain a maximum leverage ratio of 7.00:1. As of September 30, 2010, the maximum leverage ratio, as calculated under the terms of the senior secured revolving credit facility, was 4.92:1. The ratio becomes more restrictive (generally semiannually beginning in 2011) and, at maturity in 2012, the maximum leverage ratio may not be more than 6.00:1. Our ability to access the senior secured revolving credit facility may be limited if we are not able to maintain compliance with these covenants through the facility’s maturity in August 2012.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

Scheduled Maturities

Based on our financial projections, the Company will not be able to satisfy all scheduled maturities through cash on hand and cash generated through operations. The Company expects future interest payments will also be settled in kind for the foreseeable future. Maturities during the year ending December 31, 2012 include $526.7 million of currently outstanding US Oncology Holdings, Inc. Floating Rate PIK Toggle Notes. Based on LIBOR rates as of September 30, 2010, if the Company were to settle all future interest payments in kind, the principal balance of the Notes would be approximately $580.0 million upon maturity in March 2012.

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

On November 1, 2010, the Company entered into an Agreement and Plan of Merger with McKesson Corporation pursuant to which substantially all of the Company’s indebtedness would be retired. See “Recent Developments.”

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

The Company recorded an unrealized loss of $11.6 million and $10.0 million during the nine months ended September 30, 2010 and 2009, respectively. The Company’s consolidated balance sheet as of September 30, 2010 and December 31, 2009 includes a liability of $25.4 million and $32.9 million, respectively, to reflect the fair market value of the interest rate swap as of that date and is classified as follows (in thousands):

	Fair Value as of September 30, 2010	Fair Value as of December 31, 2009
Liabilities
Other accrued liabilities	$17,703	$17,742
Other long-term liabilities	7,720	15,204

Total	$25,423	$32,946

In addition, during the third quarter ending September 30, 2010, we paid $9.9 million to settle the obligation under our interest rate swap agreement for the nine month period ending September 15, 2010.

The fair value of the interest rate swap is estimated based upon the expected future cash settlements, as reported by the counterparty, using observable market information. The most significant factors in estimating the value of the interest rate swap is the assumption made regarding the future interest rates that will be used to establish the variable rate payments to be received by the Company and the discount rate used to determine the present value of those estimated future payments. The Company considers both counterparty credit risk and its own credit risk when estimating the fair market value of the interest rate swap. Because of negative differential between the current (and projected) LIBOR rate and the fixed interest rate paid by

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – continued

the Company, counterparty credit risk is assessed to be minimal and did not impact the fair value of the interest rate swap. The Company also assesses its own credit risk in the valuation of its obligation under the interest rate swap using Company-specific market information. The most significant market information considered was the credit spread between the Holdings Notes, an instrument with a similar credit profile and term as the interest rate swap, and the like-term treasury spread (as an estimate of a risk free rate). As a result of evaluating the Company’s nonperformance risk, the estimated fair value of the interest rate swap was reduced by $2.7 million and $3.4 million for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively. An increase in future LIBOR rates of 1.00 percent would increase (in the Company’s favor) the fair value of the of the interest rate swap by $3.7 million and a decrease in future interest rates of 1.00 percent would negatively impact its fair value by $2.6 million. Because a portion of the Company’s indebtedness, approximately $101.7 million, remains exposed to changes in variable interest rates, movements that favorably impact the fair market value of the interest rate swap may increase the interest expense associated with our indebtedness that remains subject to variable interest rate risk.

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

The annual report for the fiscal year ending December 31, 2010 will not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010, which permanently exempts companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the requirement to obtain an external auditor attestation on the effectiveness of internal financial reporting. On September 21, 2010, the SEC amended their rules to reflect the provisions of this Act. The Company will continue to provide management’s report in the Company’s annual report.

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

PART II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings, including, but not limited to, those relating to regulatory, commercial, employment, employee benefit and securities matters. Descriptions of certain legal proceedings to which the Company is a party are contained in Note 11, “Commitments and Contingencies,” to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and are incorporated by reference herein. In June 2010, the North Carolina Court of Appeals ruled unanimously in favor of the practice which allows the practice to continue providing diagnostic scans and radiation therapy for patients. Also, in October 2010, the U.S. Attorney’s Office, Eastern District of New York, notified the Company that its obligations under the subpoena relating to its contracts and relationships with a pharmaceutical manufacturer have been satisfied, and the matter considered closed. Other than these rulings during the year, there have been no significant developments related to the aforementioned legal proceedings in the current quarter.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

Item  4. Reserved

Removed and reserved.

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

US ONCOLOGY HOLDINGS, INC. AND US ONCOLOGY, INC.

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

US ONCOLOGY HOLDINGS, INC. AND
US ONCOLOGY, INC.

Date: November 5, 2010	By:	/s/ David W. Young
David W. Young, Interim Chief Financial Officer (duly authorized signatory and principal financial officer)

Date: November 5, 2010	By:	/s/ Kevin F. Krenzke
Kevin F. Krenzke, Chief Accounting Officer (principal accounting officer)